Form 10-Q
period 1997-09-30
CHOICETEL COMMUNICATIONS INC /MN/
filed 1997-12-24
CIK 1031927

                                       FORM 10-Q

                          SECURITIES AND EXCHANGE COMMISSION

                                 Washington, DC 20549

     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   September 30, 1997
                               ----------------------
Commission file number     0-230 17
                        -------------------

                                CHOICETEL CORPORATION
                             ---------------------------
                (Exact name of registrant as specified in its charter)

        Minnesota                                        41-1649949
------------------------------                   -----------------------------
(State of other jurisdiction of                    (IRS Employer
incorporation or organization)                    Identification No.)

  9724 10th Ave North, Plymouth, MN                   55441
---------------------------------------          -----------------------------
(Address of principal executive offices)         (Zip Code)

Registrant's telephone number, including area code  612-544-1260
                                                   ---------------------------

                                     N/A
------------------------------------------------------------------------------
(Former name, former address and former fiscal year if changed from last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

              YES   X      NO
                   ---         ---

                            CHOICETEL COMMUNICATIONS, INC.

                                   FORM 10-Q INDEX
                                  DECEMBER 24, 1997


Part I:  Financial Information

Item 1.  Financial Statements

         Combined Balance Sheet -
           September 30, 1997 and December 31, 1996

         Combined Statements of Operations-
           Three months ended September 30, 1996 and 1997
           Nine months ended September 30, 1996 and 1997

         Combined Statements of Cash Flows-
           Nine months ended September 30, 1996 and 1997

         Notes to Consolidated financial statements

Item 2.  Management's Discussion and Analysis

Part II: Other information

Item 1.  Legal proceedings - None

Item 2.  Change in securities and use of proceeds

Item 6.  Exhibits and Reports on Form 8-K

         (a)  27  Financial Data Schedule
         (b)  Reports on 8-K

                           CHOICETEL COMMUNICATIONS,  INC.
                                COMBINED BALANCE SHEET
                 DECEMBER 31, 1996 AND SEPTEMBER 30, 1997 (UNAUDITED)

                                                  DECEMBER 31,   SEPTEMBER 30,
                                                   ------------   -------------
                                                      1996           1997
                                                   ------------   -------------
                             ASSETS
  Current assets:
    Cash . . . . . . . . . . . . . . . . . . . .    $  875,150 $    70,839
    Accounts receivable. . . . . . . . . . . . .       172,934      26,644
    Prepaid:
      Rent . . . . . . . . . . . . . . . . . . .        78,732     119,784
      Other. . . . . . . . . . . . . . . . . . .        82,874     320,589
                                                    ---------- -----------
        Total current assets . . . . . . . . . .     1,209,690     537,856
                                                    ---------- -----------
  Property and equipment:
    Phones and related equipment . . . . . . . .     2,373,199   5,722,602
    Accumulated depreciation . . . . . . . . . .      (845,176) (1,372,232)
                                                    ---------- -----------
                                                     1,528,023   4,350,370
    Office equipment and improvements. . . . . .        66,548      84,335
    Accumulated depreciation . . . . . . . . . .       (36,239)    (38,984)
                                                    ---------- -----------
                                                        30,309      45,351
                                                    ---------- -----------
                                                     1,558,332   4,395,721
                                                    ---------- -----------
  Other assets:
    Prepaid rents. . . . . . . . . . . . . . . .       134,443      94,565
    Rental agreements, net of accumulated
     amortization of $111,073 at Dec. 1996,
     and $258,717 at Sept. 1997. . . . . . . . .        67,014   3,008,713
                                                    ---------- -----------
                                                       201,457   3,103,278
                                                    ---------- -----------
                                                    $2,969,479 $ 8,036,855
                                                    ---------- -----------
                                                    ---------- -----------
          LIABILITIES AND SHAREHOLDERS' EQUITY
  Current liabilities:
    Notes payable. . . . . . . . . . . . . . . .    $  360,000  $3,345,838
    Current portion of long-term debt. . . . . .       265,931     453,512
    Accounts payable . . . . . . . . . . . . . .       136,298   1,647,944
    Accrued expenses . . . . . . . . . . . . . .       957,242      89,250
    Unearned line charge received. . . . . . . .        16,218       3,580
                                                    ---------- -----------
      Total current liabilities. . . . . . . . .     1,735,689   5,540,124
    Long-term debt, net of current portion . . .       569,702   1,344,855
    Shareholders' equity . . . . . . . . . . . .       664,088   1,151,876
                                                    ---------- -----------
                                                    $2,969,479  $8,036,855
                                                    ---------- -----------
                                                    ---------- -----------

                        See notes to combined financial statements.

                            CHOICETEL COMMUNICATIONS, INC.
                          COMBINED STATEMENTS OF OPERATIONS
            THREE MONTHS ENDED SEPTEMBER 30, 1996 AND 1997 (UNAUDITED) AND
             NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1997 (UNAUDITED)

                                                     THREE MONTHS ENDED            NINE MONTHS ENDED
                                                        SEPTEMBER 30,                SEPTEMBER 30,
                                                  -------------------------    --------------------------
                                                     1996           1997           1996            1997
                                                  ----------    -----------    -----------    -----------
  Service revenue. . . . . . . . . . . . . .     $  913,694    $ 1,897,879    $ 2,531,414    $ 5,017,879
  Cost of service. . . . . . . . . . . . . .        555,316      1,071,597      1,585,956      2,790,881
                                                -----------    -----------    -----------    -----------
  Gross margin . . . . . . . . . . . . . . .        358,378        826,282        945,458      2,226,998
                                                -----------    -----------    -----------    -----------
  Selling, general and admin:
    Salary and benefits. . . . . . . . . . .        149,183        353,325        412,899        939,910
    Travel and related . . . . . . . . . . .         10,725         27,791         39,716         89,783
    Office and overhead. . . . . . . . . . .         40,075        111,220        105,198        276,425
                                                -----------    -----------    -----------    -----------
                                                    199,983        492,336        557,813      1,306,118
  Depreciation and amortization. . . . . . .         89,885        285,146        244,255        687,293
  Interest . . . . . . . . . . . . . . . . .         33,361        157,870        106,279        482,790
  Sales tax contingency. . . . . . . . . . .              0         63,120              0        173,260
                                                -----------    -----------    -----------    -----------
                                                    323,229        998,472        908,347      2,649,461
                                                -----------    -----------    -----------    -----------
  Income (loss) before income taxes. . . . .         35,149       (172,190)        37,111       (422,463)
  Provision for income taxes . . . . . . . .                       (60,267)                     (147,862)
  Proforma provision for income taxes. . . .         12,302                        12,989
                                                -----------    -----------    -----------    -----------
  Net income (loss). . . . . . . . . . . . .     $   22,847   $   (111,924)    $   24,122    $  (274,601)
                                                -----------    -----------    -----------    -----------
                                                -----------    -----------    -----------    -----------
  Per share net income (loss). . . . . . . .     $     0.01   $      (0.06)    $     0.01    $     (0.13)
                                                -----------    -----------    -----------    -----------
                                                -----------    -----------    -----------    -----------
  Shares outstanding-weighted average  . . .      1,669,516      2,019,796      1,669,516      2,102,569



    See notes to combined financial statements.

                            CHOICETEL COMMUNICATIONS, INC.
                          COMBINED STATEMENTS OF CASH FLOWS
                NINE MONTHS ENDED SEPTEMBER 1996 AND 1997 (UNAUDITED)

                                                  NINE MONTHS ENDED SEPTEMBER
                                                  ---------------------------
                                                        1996         1997
                                                  ------------- -------------
  Cash flows from operating activities:
    Net (loss) income  . . . . . . . . . . . . .     $  37,111  $  (274,601)
    Adjustments to reconcile net (loss) income
      to net cash provided by operating activities:
    Depreciation and amortization  . . . . . . .       244,255      687,293
    Changes in operating assets and liabilities
      (Increase) decrease in:
        Accounts receivable  . . . . . . . . . .        10,105      146,290
        Prepaid rent and other . . . . . . . . .        39,594     (238,889)
      Increase (decrease) in:
        Accounts payable . . . . . . . . . . . .       (10,775)   1,511,646
        Accrued expenses . . . . . . . . . . . .             0     (867,992)
        Unearned line charge received  . . . . .             0      (12,638)
                                                      ---------  ----------
  Net cash provided by operating activities  . .       320,290      951,109
                                                      ---------  ----------
  Cash flows used in investing activities:
    Purchase of equipment and rental contracts .      (246,150)  (6,456,533)
                                                      ---------  ----------
  Cash flows from financing activities:
    Proceeds from
     Issuance of:
       Long-term debt  . . . . . . . . . . . . .             0    1,728,204
       Common stock  . . . . . . . . . . . . . .        20,000      736,400
     Payments of subscription receivable . . . .             0       25,990
     Principal payments on long-term debt  . . .       (75,266)    (775,319)
     Dividends paid  . . . . . . . . . . . . . .       (50,230)           0
     Net change in notes payable . . . . . . . .        27,273    2,985,838
                                                      ---------  ----------
     Net cash provided by financing activities .       (78,223)   4,701,113
                                                      --------   ----------
  Net increase (decrease) in cash  . . . . . . .        (4,083)    (804,311)
  Cash, beginning balance  . . . . . . . . . . .        29,146      875,150
                                                      ---------  ----------
  Cash, ending balance . . . . . . . . . . . . .     $  25,063  $    70,839
                                                      ---------  ----------
                                                      ---------  ----------
  Supplemental disclosure of cash flow information:
    Cash paid for interest . . . . . . . . . . .     $  88,020  $   461,575
                                                      ---------  ----------
                                                      ---------  ----------
     See notes to combined financial statements.

                            CHOICETEL COMMUNICATIONS, INC.
                        NOTES TO COMBINED FINANCIAL STATEMENTS
                           YEAR ENDED DECEMBER 31, 1996 AND
                  NINE MONTH PERIOD ENDED SEPTEMBER 1997 (UNAUDITED)

1. NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

PRINCIPLES OF COMBINATION:
    The combined financial statements for 1996 include the accounts of ChoiceTel Communication, Inc. combined with Choicetel, Inc., after elimination of all material intercompany transactions. The combined companies are commonly owned.

NATURE OF BUSINESS:
     ChoiceTel Communications was incorporated as Intelliphone in October 1989 to provide coin operated telephone service throughout Minnesota. Since inception, Intelliphone has expanded to other states; however, revenue is generated predominantly in the Minneapolis/St. Paul area. Choicetel, Inc.
was incorporated in 1995 and was dormant until June 1996 when operations began. Choicetel is a reseller of telephone local line service to pay telephone owners in Minnesota. In April 1997 Intelliphone changed its name to ChoiceTel Communications.

PROPERTY AND EQUIPMENT AND DEPRECIATION METHODS:
     Property and equipment, consisting principally of coin operated telephones, are stated at cost. Depreciation is being provided by the straight-line method over the estimated useful lives, principally seven years, of the related assets. Phone locations are evaluated by management to determine if their carrying amounts had been impaired. No reductions for impaired assets have occurred.

PREPAID RENTS:
     Prepaid rents represent incentives paid to phone location merchants and property owners to secure long term contracts at such sites and are being amortized as consumed per the rental agreement.

RENTAL AGREEMENTS:
     Rental agreements consist of the purchase price paid for phone location agreements in excess of the purchase price of the related equipment on site and are amortized on a straight line basis over the estimated remaining life of the rental agreements, currently ranging from five to twelve years.

DEFERRED FINANCING:
     Deferred financing costs are being amortized over the life of the related note on a straight-line basis.

UNEARNED LINE CHARGE RECEIVED:
     Collections of the line charge revenue in advance of providing service are deferred until the month the service is provided.

INCOME TAXES:
     ChoiceTel Communications, Inc. and Choicetel, Inc., with the consent of their shareholders, prior to 1997 had elected to be "S" corporations under the Internal Revenue Code. Instead of paying corporate income taxes, the shareholders of an "S" corporation are taxed individually on their proportionate share of the Company's taxable income or loss.
     Effective January 1997, ChoiceTel Communication's "S" corporation status terminated and it became subject to federal and state income taxes.
     The accompanying statements of operations include an unaudited pro forma provision for income taxes, using a rate of 35 percent, to reflect estimated income tax expense of the Companies as if they had been subject to corporate income taxes in 1996.

PRO FORMA EARNING PER SHARE (UNAUDITED):
     Pursuant to Securities and Exchange Commission Staff Accounting Bulletin No. 83, stock issued by the Company at prices less than the initial offering price during the twelve months immediately preceding the initial public offering, plus common stock equivalents granted at exercise prices less than the initial public offering price during the same period, have been included in the determination of shares used in the calculation of historical earnings (loss) per share as if they were outstanding for all periods.

2.  COMPLETED INITIAL PUBLIC STOCK OFFERING:

    In November 1997, the Company completed an initial public offering of 800,000 Units at an offering price of $7.00 per Unit. Each Unit consists of one share of Common Stock and one Redeemable Waarrant. The Company received net proceeds of approximately $4,499,000 after the payment of approximately $1,101,000 in related underwriting discount and offering costs.

ITEM 2.
                       MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                   FINANCIAL CONDITION AND RESULTS OF OPERATIONS
GENERAL
The Company derives revenue from three principal sources: coin calls, non-coin calls and Dial-Around calls. Coin calls represent calls paid for with coins deposited in the telephone. The Company recognizes coin revenue in the amount deposited. Non-coin calls are calls charged to a customer credit card or billed to the called party (collect calls). These calls are processed by the payphone's computer using "store and forward" technology or, if a live operator is requested, the call is processed by an operator service provider ("OSP") such as, for example, AT&T, MCI or Sprint. Compensation for Dial-Around calls is paid by long-distance carriers when consumers access a long-distance carrier directly by dialing an access number or an 800 number or by using a non-billable calling card.

The principal costs related to ongoing operation of the Company's payphones include telephone line charges, consisting of payments made by the Company to telephone companies and long-distance carriers for access charges and use of their networks; commission payments to Site Providers; and collection, repair and maintenance costs.

RECENT ACQUISITIONS
     In January 1997, the Company completed its acquisition from Telco West of site contracts for 1,020 payphones located in Colorado, Idaho, Oregon, Washington and Wyoming and all equipment located at the respective sites, as well as the tradename "Telco Northwest." The purchase price for the acquired assets was $3,374,745, with the Company paying $2,173,245 in cash (financed with a short-term loan from the Bank) and the balance by delivery of a 10% secured subordinated note in the principal amount of $365,000, with the principal due on April 1, 1998, and a second 10% secured subordinated note in the principal amount of $841,500, which amortizes over a 54-month period. The promissory notes are collateralized by a security interest granted in substantially all of the Company's pay telephone assets, which security interest is subordinate to the senior secured position of the Bank as the Company's primary lender. In connection with the acquisition, Telco West and its principal shareholder entered into a five-year non-compete agreement covering the states of Colorado, Idaho, Oregon, Washington and Wyoming. In 1996, Telco West's payphone division earned $248,650 on revenues of $2,663,994. The Company expects results to improve due to increased Dial-Around compensation.
     In January 1997, the Company entered into an agreement to acquire from CAT 586 pay telephone site contracts and related assets, as well as site contracts only for the installation of an additional 98 pay telephones, all located in Minnesota and Wisconsin. Pending approval of the acquisition by the MNPUC and the satisfaction of other conditions of closing, the parties entered into a Route Service Agreement effective as of February 1, 1997, pursuant to which the Company managed and serviced the CAT payphones in Minnesota and Wisconsin for a monthly fee equal to the operating revenue therefrom less equipment leasing costs and certain other expenses payable by CAT to third parties. The MNPUC entered an order on June 27, 1997, approving the Company's acquisition of CAT's assets and the transaction was consummated as of August 14, 1997. The purchase price for the assets was $2,270,300, consisting of $100,000 payable in cash, $350,000 pursuant to a convertible note payable to CAT as described below, the Company's assumption of $1,121,900 of debt to two equipment leasing companies, and the balance of $698,400 by delivery to CAT of 186,240 shares of unregistered Common Stock. The convertible note bears interest at the rate of 8.5% per annum with interest only payable monthly and the entire principal balance and any unpaid interest thereon is due on September 30, 1997. The note is convertible at any time prior to payment into Common Stock on the basis of one share of stock for each $6.33 of principal and accrued interest due. In connection with the transaction, CAT and its principal shareholder entered into a two-year non-compete agreement with the Company covering the states of Minnesota and Wisconsin. The president of CAT, Dustin Elder, now a Vice President of the Company, also entered into employment, non-compete and stock option agreements with the Company. In 1996, CAT had a net loss of $246,266 on revenues of $1,479,337. The Company expects results to improve due to lower line rates in Minnesota and the increase in Dial-Around compensation.
     The pro forma statement of operations below reflects the acquisitions from CAT as if they had been completed as of the beginning of the statement of operations periods presented. The pro forma financial information is presented for illustration purposes only and is not indicative of what the Company's actual results and financial condition would have been for the periods and as of the dates presented.

                                  Nine months ended September 30, 1997
                                  -------------------------------------
                                                       PRO FORMA
                                COMPANY     CAT(2)    ADJUSTMENTS(1)  COMBINED
                                --------   --------   ------------  ------------
                                   (DOLLARS IN 000S)
STATEMENT OF
OPERATIONS DATA:
Service revenue. . . . . . . .   $5,018     $ 123                   $5,141
Cost of service. . . . . . . .    2,791        74                    2,864
                                  ------     -----                  ------
Gross Margin . . . . . . . . .    2,227        50                    2,277
Selling, general and
administrative  expenses . . .    1,306         9                    1,315
Depreciation and amortization.      687        13          159         859
Interest expense . . . . . . .      483        15            1         499
Sales tax contingency(3) . . .      173        10                      183
                                  ------     -----      ------       ------
Income (loss) before
income taxes . . . . . . . . .     (422)(4)     2         (160)       (580)(4)
Pro forma provision for
income taxes (credit)(5) . . .     (148)        1          (56)       (203)
Pro forma net income
(loss)(5). . . . . . . . . . .   $ (275)    $   1       $ (104)     $ (377)
(1) Phones are depreciated over seven years based on the Company's estimate that, with proper service and maintenance, the acquired phones have remaining useful lives of seven years. Rental agreements are amortized over twelve years based on the Company's estimate that, with renewals, the acquired rental agreements have remaining lives of twelve years. The non-compete agreement is amortized over five years. The interest rate on debt incurred in connection with the CAT acquisition is 12.69%.
(2) Does not include CAT's operating revenues or expenses for the period February 1, 1997 to August 14, which are included in the Company's operating revenues and expenses pursuant to a Route Service Agreement.

(3) Reflects the potential liability for Minnesota sales tax on coin revenues collected by the Company from payphones located in Minnesota.
(4) Reflects reserve for Minnesota sales tax contingency of $173,260 for the nine months ended September 30, 1997.
(5) Reflects the termination of the Company's status as an "S" corporation effective January 1997.
THREE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30 1996.
     Total revenue for the three months ended September 30, 1997, increased approximately $984,185, or 107.79%, compared to the three months ended September 30, 1996. This growth was primarily attributable to the increase in the average number of pay telephones in service from 1,150 during the 1996 period to 3,100 during the 1997 period. Coin revenue increased $675,000 or 89.6% and non coin revenues increased $139,000 or 142.0% compared to the previous year period. Dial-around compensation increased $66,500 or 322.5%. The Company accrued dial-around compensation at $6.00 per phone per month while it awaits a decision from the FCC on the final dial-around rate for the period, amounts paid in excess of the amount accrued is reported as an accounts payable. At September 30, 1997 the Company has recognized an accounts payable of $255,000 for dial-around receipts in excess of accrued amounts.
     Telephone and long-distance charges as a percentage of total revenues, decreased from 41.1% in the 1996 period to 31.4% in the 1997 period due to rate reductions for line charges in Minnesota. Site Provider commissions increased $226,300 or 152.5% over the previous year period. Selling, general and administrative ("SG&A") expenses increased by $281,500 or 140.8%, this increase was due to the increased number of phones, commensing operations in the Pacific Northwest region and increased marketing efforts.
     Interest expense for the period increased $124,500 or 373.2% compared to the prior year due to increased borrowing to finance the acquisition of the Telco West and CAT pay telephone routes and new installations. Depreciation and amortization for the 1997 period increased $195,000 or 217.3% as a result of the depreciation and amortization associated with the acquired routes.

NINE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30 1996.
    For the nine months ended September 30, 1997, total revenue increased approximately $2,485,000, or 98.2%, compared to the nine months ended September 30, 1996. This growth was primarily attributable to the increase in the average number of pay telephones in service from 1,100 during 1996 to 2,900 during 1997. Coin revenues during the period increased by $1,771,700 or 84.5% and non-coin revenues increased by $461,500 or 126.2%.
     Telephone and long-distance charges as a percentage of total revenues, decreased from 42.3% in the 1996 period to 33.2% in the 1997 period due to rate reductions for line charges in Minnesota. Commissions paid to Site Providers increased $506,000 or 116.7% above the previous years period. Selling, general and administrative ("SG&A") expenses increased by $730,000 or 130.9%, this increase was due to the increased number of phones, commensing operations in the Pacific Northwest region and increased marketing efforts.
   Interest expense increased $376,500 or 354.3% compared to the prior year period due to increased borrowing to finance the acquisition of the Telco West and CAT routes. Depreciation and amortization increased in 1997 by $443,000 or 181.4% more than the prior year's period, attributable to amortization associated with the acquired phones and contracts.

SALES TAX CONTINGENCY.
  The Company, based on its analysis of the published regulations of the Minnesota Department of Revenue, has not remitted any sales tax payments to the State of Minnesota. In 1996, the Company learned that the opinion of the Department was that calls from payphones were subject to state sales tax. Management is of the view that the payphone service it provides is not subject to sales tax and the Company is challenging the imposition of the tax. Nonetheless, on December 31, 1996, the Company established a reserve of $865,000 for the years prior thereto and has reserved an additional $173,260 for the nine months ended September 30, 1997.

LIQUIDITY AND CAPITAL RESOURCES
     For the nine months ended September 30, 1997, the Company's operating activities provided $951,100, net long-term debt financing provided $953,000 and net short-term financing provided $2,985,800, and the sale of shares of Common Stock and the collection of subscription receivables provided $762,000. The Company invested $6,456,500 in acquisitions and new installations, resulting in a $804,000 decrease in cash balances.
     In January 1997, the Company entered into an Amended and Restated Loan Agreement with National City Bank pursuant to which the Company can borrow up to $3,000,000. The Company has granted the Bank a first lien on all of its assets to secure its obligations to the Bank. The agreement provides for the payment of interest on the amount outstanding from time to time at an annual rate equal to 2.0% over the "reference" rate announced from time to time by the Bank and expires in January 1998. The Company has also borrowed $453,000 in the aggregate from certain individuals and intends to repay the individual lenders out of cash generated from operations as and when their promissory notes mature.
    The Company completed an initial public offering of common stock in November 1997, with the sale of 800,000 Units generating net proceeds to the Company of $4,500,000 net of underwriting discounts and commissions. The Company used $3,207,000 of the proceeds to retire short-term bank debt and short-term promissory notes.

Part II
                                  Other Information

Item 1.       Legal Proceedings - None

Item 2.       Changes in securities and use of proceeds

    In November 1997, the Company completed an initial public offering of 800,000 Units at an offering price of $7.00 per Unit. Each Unit consists of one share of Common Stock and one Redeemable Waarrant. The Company received net proceeds of approximately $4,499,000 after the payment of approximately $1,101,000 in related underwriting discount and offering costs, as summarized below:

Proceeds from sale           $  5,600,000
Underwriter's discount           (504,000)
Underwriter's expenses           (112,000)
Other expenses                   (485,000)
                             ------------
Net Proceeds to Company      $  4,499,000

From November 15 to December 20, 1997 the Company used the proceeds as follows:

Repayment of short term note to National City Bank              $  2,622,000

Partial repayment of a short term notes bearing interest
  at 8.50% due in connection with CAT acquisition.  Note
  is held by Jack Elder, a shareholder and father of Dustin
  Elder who is a corporate officer.                                  150,000

Repayment of all short term notes bearing interest at 12%            435,000
Includes the following noteholders:
$52,000  To Jeff Paletz, who is a director and officer of the Company.
  9,700  To Jack Kohler, who is an officer of the Company.
 35,000  To Miriam Graf, the wife of Melvin Graf, who is an officer and director of the Company.
 76,000  To William Topp, the father-in-law of Gary Kohler, who is a director of the Company.
 50,000  To the Topp Family Trust, in-laws to Gary Kohler, who is a director of the Company.
 50,000  To Ron Gross, who is a shareholder of the Company
 35,000  To Serene Paletz, the mother of Jeff Paletz, who is a director and officer of the Company.
All of the above notes were short-term and earned interest at rates substantially higher than the Company could earn by investing its excess cash in short-term securities. The Company believes it can access bank loans for future acquisitions at rates below 12%

Item 6.

Exhibit 27 Financial Date Schedule

Reports on 8-K

    December 19, 1997  #0001047469-97-008360.

Signature


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                 CHOICETEL COMMUNICATIONS, INC.


Date: December 24, 1997            By:  /s/ Jack S. Kohler
                                       ---------------------------------------
                                   Jack S. Kohler
                                   Vice President and Chief Financial Officer