Form 10KSB40
period 1997-12-31
CHOICETEL COMMUNICATIONS INC /MN/
filed 1998-03-31
CIK 1031927

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB
(Mark One)
     [ X ]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

     [   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                          Commission File No. 0-230 17

                         CHOICETEL COMMUNICATIONS, INC.
                 (Name of small business issuer in its charter)

         MINNESOTA                                     41-1649949
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

                   9724 10TH AVENUE NORTH, PLYMOUTH, MN 55441
                    (Address of principal executive offices)

Issuer's telephone number:    (612) 544-1260

Securities registered pursuant to Section 12(b) of the Act: NONE

Securities registered pursuant to Section 12(g) of the Act:

   Title of each class:              Name of each exchange on which registered:
     COMMON STOCK, $.01 PAR VALUE       THE NASDAQ SMALLCAP MARKET
     REDEEMABLE WARRANT                 THE NASDAQ SMALLCAP MARKET

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days.   Yes [X]  No [ ]

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

      The revenues for ChoiceTel Communications, Inc. for the fiscal year ended December 31, 1997 were $7,081,000.

     The aggregate market value of the voting and non-voting common equity held by non-affiliates as of March 24, 1998, based on the closing sale price of the Common Stock on such date as reported on the Nasdaq SmallCap Market, was $3,405,188.

On March 1, 1998, the Company had outstanding 2,915,006 shares of Common Stock, par value $.01 per share.

                       DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Registrant's Prospectus filed November 12, 1997 pursuant to Rule 424(b)(1), File Number 333-29969, are incorporated by reference into
Part II of this Form 10-KSB.

     Portions of the Registrant's Proxy Statement for its 1998 Annual Meeting of Shareholders are incorporated by reference into Part III of this Form 10-KSB.

     Transitional Small Business Disclosure Format (Check one): Yes    ;  No  X
                                                                   ----      ---

                                TABLE OF CONTENTS


                                                                            PAGE
                                                                            ----
                                     PART I

ITEM 1.   DESCRIPTION OF BUSINESS. . . . . . . . . . . . . . . . . . . . . .  1
ITEM 2.   DESCRIPTION OF PROPERTY. . . . . . . . . . . . . . . . . . . . . . 10
ITEM 3.   LEGAL PROCEEDINGS. . . . . . . . . . . . . . . . . . . . . . . . . 10
ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS. . . . . . . . 11

                                     PART II

ITEM 5.   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS . . . . . 12
ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION. . . . . 12
ITEM 7.   FINANCIAL STATEMENTS . . . . . . . . . . . . . . . . . . . . . . . 18
ITEM 8.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
          ACCOUNTING AND FINANCIAL DISCLOSURE. . . . . . . . . . . . . . . . 37


                                    PART III

ITEM 9.   DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
          PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT . . . . 38
ITEM 10.  EXECUTIVE COMPENSATION . . . . . . . . . . . . . . . . . . . . . . 38
ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
          AND MANAGEMENT . . . . . . . . . . . . . . . . . . . . . . . . . . 38
ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS . . . . . . . . . . 38
ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K . . . . . . . . . . . . . . . . . 39

          SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . 40

          INDEX TO EXHIBITS. . . . . . . . . . . . . . . . . . . . . . . . . F-1

                                     PART I
ITEM 1.  DESCRIPTION OF BUSINESS

GENERAL

     ChoiceTel Communications, Inc. (the "Company") was formed as a Minnesota corporation in 1989. The Company is the largest independent payphone service provider ("PSP") in Minnesota. The Company installed its first payphones in early 1990 and as of December 31, 1997, had an installed phone base of approximately 3,200 payphones in 10 states. The Company has grown its business through the installation of pay telephones in new areas and through strategic asset acquisitions of payphone routes and related assets, including 270 payphones located in Minnesota acquired from American Amusement Arcade in 1993; 85 payphones acquired in Nevada from Telco West in 1995; an additional 1,020 payphones acquired from Telco West in 1997 in Oregon, Idaho, Colorado, Washington and Wyoming; and, also in 1997, 586 payphones located in Minnesota and Wisconsin acquired from Computer Assisted Technologies, Inc., together with site contracts only for the installation of an additional 98 payphones.

INDUSTRY OVERVIEW

     In 1996, calls made from pay telephones were estimated at $7 billion in annual revenues to the United States telecommunications industry. Pay telephones may be "public," meaning they are owned by local exchange carriers ("LECs"), or "independent," meaning they are owned and operated by companies independent of the LECs, such as the Company. Of the approximately 2 million pay telephones operating in the United States in 1996, it is estimated that approximately 350,000 were independent.

     Today's telecommunications marketplace was principally shaped by the 1985 AT&T divestiture of the 22 regional Bell operating companies ("RBOCs"), which provided local telephone services within their areas of operation. The AT&T divestiture and the many regulatory changes adopted by the FCC and state regulatory authorities in response to the AT&T divestiture have resulted in the creation of new business segments in the telecommunications industry. As a result of the AT&T divestiture, pay telephones may now be owned and operated independently.

     As part of the AT&T divestiture, the United States was divided into geographic areas known as local access transport areas or "LATAs." Telephone service that both originates and terminates within the same LATA ("intraLATA") is priced based on tariffs filed with and approved by state regulatory authorities. LECs provide intraLATA telephone service to, among others, independent pay telephone companies. LECs are generally prohibited from offering or deriving revenues or income from services between LATAs ("interLATA"). In addition, most state regulatory authorities require LECs to provide local access line service to independent pay telephone companies. See "Government
Regulation" below.

     Long-distance carriers provide interLATA service and, in some circumstances, may also provide long-distance service within LATAs. An interLATA long-distance pay telephone call begins with an originating LEC transmitting the call from the pay telephone that originates the call to a point of connection with a long-distance carrier. The long-distance carrier, through its owned or leased switching and transmission facilities, transmits the call across its long-distance network to the LEC serving the local area in which the recipient of the call is located. This terminating LEC then delivers the call to the recipient. Independent PSPs contract with one or more long-distance carriers to provide long-distance service to their pay telephones.

BUSINESS STRATEGY

     The Company has focused on identifying payphone sites that have the potential to achieve a high return on investment ("ROI") after depreciating the equipment over the life of the phone lease. Although others in the industry have used shorter leases, the Company's analysis indicated that a long-term lease was necessary in order to achieve the Company's ROI objective and to offer a competitive commission to location owners ("Site Providers"). Therefore, most of the Company's pay telephones are placed with Site Providers under leases having terms of five years or more.

     The Company's objective is to grow through additional acquisitions and internally, thereby achieving economies of scale. There are approximately 1,500 independent PSPs nationally. The Company believes that there is a significant opportunity to consolidate the highly fragmented independent segment of the payphone industry. Further, independent PSPs, as compared to the RBOCs, generally have a larger percentage of computer-based, or "smart," phones in their inventory of pay telephones and their payphones are placed in locations that generate higher revenue per phone. The Company intends to become an active consolidator of the independent payphone market. Management believes that the Company's experience in completing acquisitions will be instrumental in identifying, negotiating and ultimately integrating additional acquisitions.

     The Company also intends to expand through internal growth. The Company actively seeks to contract and install additional payphones to increase its sales in existing markets. The installation of new payphone locations is generally less expensive, though less predictable, than acquiring existing PSPs.

ACQUISITION AND EXPANSION STRATEGY

     The Company believes that the existence of many small independent PSPs presents acquisition opportunities for the Company. The Company further believes that management's experience in identifying and negotiating potential acquisitions and integrating acquired companies into the Company's ongoing operations will enable it to grow and benefit from the associated economies of scale.

     In reviewing potential acquisition candidates, the Company considers various factors, including:

     1.   HISTORICAL AND PRO FORMA FINANCIAL PERFORMANCE

          The Company reviews the historical revenues, mix between coin and non-coin revenue and cash flows of the telephones to be acquired and analyzes their prospective profitability based upon pro forma considerations such as lower service and collection expenses, lower general and administrative expenses, and the more favorable terms and conditions which the Company may be able to obtain from long-distance service providers.

     2.   LOCATION AGREEMENTS

          The Company seeks to acquire payphone contracts that are long-term (five or more years) with automatic renewals at the end of the term, that are assignable to another company, and which cannot be canceled by the Site Provider but give the Company the right to remove the phone if the revenues are insufficient.

     3.   EQUIPMENT IN SERVICE

          There are three primary suppliers of smart phones to PSPs. To date, the Company has installed only "INTELLICALL" brand payphones and has acquired only companies using INTELLICALL payphones. This has allowed the Company to quickly integrate acquired phones into daily operations. The Company could acquire routes using another brand's smart phones but it would have to factor in the additional costs associated with adapting proprietary software, stocking additional spare parts and training personnel for proficiency on new equipment.

     4.   LOCATION AND ECONOMIES OF SCALE

     The Company considers the geographic proximity of the payphones to be acquired to the Company's existing service areas, and the extent to which the acquisition would provide the Company with economies of scale through more efficient utilization of coin collection and service personnel. The Company seeks to enter new geographic areas that will result in similar economies of scale through one or more acquisitions.

     Installations at new locations are an important part of the Company's expansion strategy in that pay telephones placed directly with Site Providers, rather than through acquisition, have historically provided the Company with its highest returns. The Company has generally been able to add pay telephones at the rate of 100 phones per year in Minnesota, and anticipates that this rate of expansion will increase as the Company enters additional markets. Because the Company's Site Provider base is primarily businesses, the Company regularly obtains additional pay telephone locations as the Site Providers' respective businesses grow.

OPERATIONS

     The Company operates, services and maintains a system of approximately 3,200 pay telephones in the midwestern and western United States, with approximately 60% of its payphones located in Minnesota. All of the Company's pay telephones accept coins as payment for local or long-distance calls and can also be used to place local or long-distance cashless calls.

     COIN CALLS

     The Company's pay telephones generate coin revenue primarily from local calls. In all of the states in which the Company's pay telephones are located other than Minnesota, the Company charges the same rates for local coin calls as does the relevant LEC; in most states that charge is $0.25. Until October 1997, local coin calls were regulated by the public utilities commissions of the states in which the Company operated. On October 7, 1997 the FCC ended the authority of states to regulate local coin call rates at pay telephones and allowed the market to set the rates. In anticipation of this change, the Company notified its Minneapolis and St. Paul site providers explaining the change in regulation and outlining its plans to increase the cost of local calls in Minneapolis and St. Paul to $0.35. Site providers were encouraged to call and discuss the change with the Company, and for those who still felt uncomfortable, the cost of a local call was not changed. On October 7 the Company started increasing the cost of local calls at approximately 1,500 of its Minnesota payphones. Although US West did not increase the cost of a local call at their payphones, the Company feels it was able to generate a modest increase in revenues from the change.

     Long-distance coin calls are carried by long-distance carriers that have agreed to provide long-distance service to the Company's telephones. The majority of the Company's phones sell coin long-distance for a rate of $0.25 per minute, with a two minute minimum. This rate is well below U.S. West's rates for coin long-distance and is significantly less expensive than credit card or collect long-distance rates. For example, U.S. West charges approximately $3.10 for the first three minutes of a coin long-distance call made in Minnesota, and AT&T charges $3.30 and $3.50 for the first three minutes of credit card and collect long-distance calls, respectively, made from public payphones. The Company offers lower rates to create a better value for price sensitive consumers and to discourage Dial-Around calling from its phones (as the Company receives no incremental revenue from users who place long-distance calls through such services as "1-800-COLLECT" and the many other long-distance providers that can be accessed through the Company's payphones). However, in October 1997, the Company began to recognize incremental revenue from Dial-Around calling. See "Government Regulation" and "Dial-Around Compensation" below. Management believes that its $0.25 per minute long-distance rate results in considerable goodwill and is a point of differentiation between its phones and its LEC competitors.

     NON-COIN CALLS

     The Company also receives revenue from non-coin, or cashless, calls made from its pay telephones, including credit card calls, calling card calls, collect calls and third-party billed calls. These calls are processed by the payphone's computer using store and forward technology, or, if a live operator is requested, then the call is transferred to the Company's designated operator service provider ("OSP").

     DIAL-AROUND CALLS

     A Dial-Around call originates from a payphone when the user dials a non-billable access number such as, for example, 1-800-Collect, 1-800-CallATT or 10ATT, and thereby dials around the Company's long-distance carrier in order to reach another long-distance carrier. The user deposits no money for the call and, prior to 1992, the long-distance provider carrying the call paid no commission to the payphone owner. Since 1992, payphone owners have been compensated by long-distance carriers for Dial-Around calls. See "Government Regulation - Dial-Around Compensation."

     COMPUTER NETWORK AND EQUIPMENT. The Company focused its early efforts on building a computer processing network that automated many of the operations of managing a pay telephone enterprise. Specialized software was designed and written when it was not available from industry suppliers. The Company's smart phones are part of a centralized network that links all of the Company's phones in the field with central processors. The system allows the Company to monitor phone call volume, identify malfunctioning equipment, dispatch repair service, schedule efficient coin collections, calculate commissions, print checks to Site Providers, rate and process long-distance calls using store and forward technology, and generate necessary reports that analyze and monitor profitability of the phones. Management believes that as the Company grows, this network can be expanded easily with little additional investment in infrastructure.

     The Company installs pay telephones which it believes incorporate the latest technology. The equipment makes use of microprocessors to provide voice synthesized calling instructions, detect and count coins deposited during each call, inform the caller at certain intervals of the time remaining on each call, and identify the need for and the amount of an additional deposit. The pay telephones can be programmed and reprogrammed from the Company's central computer facilities to update rate information or to direct different kinds of calls to particular carriers. The Company's pay telephones can distinguish coins by size and weight, report to a remote location the total coinage in the coin box, perform self-diagnosis and automatically report problems to a pre-programmed service number, and immediately report attempts of vandalism or theft. Some of the telephones also operate on power available from the telephone lines, thereby avoiding the need for and reliance upon an additional power source at the installation location. The telephones are designed to have a user-friendly appearance and manner of operation similar to LEC-owned pay telephones.

     The Company's smart phones utilize store and forward technology which enables the Company to sell credit card, calling card and collect calls through its own OSP. The store and forward software program provides callers with instructions communicated by a digitized human voice for entering billing information, such as a calling card number or a terminating phone number for a collect call, prior to connecting a call. For example, for a collect call, a synthesized voice directs the caller to speak his or her name into the payphone handset, the caller's response is digitally recorded and played back when the call is answered at its destination, and the called party is instructed to press "1" on his or her telephone to accept the call. The software program also minimizes fraudulent charges for calling card or credit card calls by automatically communicating with a credit bureau to verify that the card has not been identified as a lost, stolen or delinquent card. For a collect call, the software program can also verify that the number being called is not delinquent. After verifying the call, the payphone will complete the connection using a long-distance carrier. When the call is concluded, the software program directs the billing information, including the date, time and length of the call, the billed-to-number and the charges for the call, to the Company's computer. Later, the billing records are sent to a processing agent that bills and collects the charges. The processing agent keeps a percentage of the billed amount as its processing fee and remits the balance to the Company. The Company books the net amount received as non-coin revenue. The Company is billed by the long-distance carrier for long-distance charges, which charges are only a small percentage of the amount billed to the customer.

     Some of the Company's payphones, primarily those placed in locations that are not high generators of long-distance calls, do not have store and forward capability. In addition, customers occasionally request a live operator even with phones that have the store and forward technology. Examples of calls requiring live operator assistance include person-to-person calls and calls billed to a third party. In these situations, the calls are transferred to an OSP which completes and bills the calls and pays the Company a commission based on the amount billed. The Company contracts with several OSPs for this 24-hour a day service. The Company routes all of these calls to a single OSP to maximize the commission revenue it receives. There are numerous OSPs available to the Company and the terms offered by them are highly competitive. In selecting an OSP, the Company considers numerous factors including the commission offered, the quality of service and the pricing of calls to customers.

     PLACEMENT OF PAY TELEPHONES. As of December 31, 1997, the Company's pay telephone system consisted of approximately 3,200 telephones located in 10 states. The following table sets forth certain information as of the dates indicated concerning the number and location of pay telephones operated by the
Company:

                             NUMBER OF PAY TELEPHONES

                                                                           DECEMBER 31,
                                                           -------------------------------------------
 STATE                                                      1994         1995         1996        1997
 -----                                                     -----        ------        -----      -----
 Minnesota . . . . . . . . . . . . . . . . . . . . . .       792          910         1,074      1,849
 Oregon  . . . . . . . . . . . . . . . . . . . . . . .        -            -             10        714
 Idaho . . . . . . . . . . . . . . . . . . . . . . . .        -            -            -          318
 Nevada  . . . . . . . . . . . . . . . . . . . . . . .        -            84           112        115
 Washington  . . . . . . . . . . . . . . . . . . . . .        -            -            -           50
 Wisconsin . . . . . . . . . . . . . . . . . . . . . .         7            7            32         70
 New York  . . . . . . . . . . . . . . . . . . . . . .        -            -             12         40
 Wyoming . . . . . . . . . . . . . . . . . . . . . . .        -            -            -           33
 Colorado  . . . . . . . . . . . . . . . . . . . . . .        -            -            -           19
 North Dakota  . . . . . . . . . . . . . . . . . . . .        -            -              5          5
                                                 Total     2,793        1,013(1)      1,245      3,213

-------------------------
(1) Includes 12 phones located in Indiana and removed from service in 1996.

     The Company's ROI focus has enabled it to profile locations based on the likely profitability of a location. While this methodology is proprietary, as are the specific locations under contract, the Company's locations include a wide variety of establishments, such as restaurants, shopping malls, convenience stores, grocery stores, gas stations and schools. The Company's pay telephone lease mix includes indoor phones, walk-up outdoor phones and drive-up payphones. While the Company had a single Site Provider that accounted for more than 5% of its pay telephones and revenue in the years ended December 31, 1995 and 1996, no single Site Provider accounted for more than 5% of its pay telephones and revenues in the year ended December 31, 1997.

     Agreements with Site Providers to install the Company's pay telephones (the "Site Agreements") provide for revenue sharing with Site Providers, typically a commission based on a negotiated percentage of revenue from the pay telephone. The Site Agreements give the Company the exclusive right to install pay telephones at that location and are generally of a five-year or greater term with automatic renewal provisions. The Company's Site Agreements normally give the Company the right to remove poor performing phones. Further, the Company can typically terminate a Site Agreement on 30 days' notice to the Site Provider. The Site Provider generally does not have the right to terminate a Site Agreement.

     PHONE LINE RATES. The Company pays local line charges for each of its installed payphones. These line charges cover basic service to the telephone as well as the transport of local calls. The Company's business model has always been based on ROI and thus is highly influenced by the line rate charged by LECs, primarily U.S. West. Pay telephone line rates are regulated by state public utilities commissions ("PUCs")and generally can be connected only to a Public Access Line ("PAL"). When the Company commenced operations, the PAL rate in effect resulted in an average phone bill of about $130 per month per phone. In order to achieve its ROI objective, the Company targeted high volume phones. In 1992, the Minnesota Public Utilities Commission ("MNPUC") reduced the tariff for PALs, which resulted in an average cost reduction of about $20 per phone per month, allowing the Company to include slightly lower volume phones in its network and still achieve its ROI objective. In April 1996, the Company's wholly-owned subsidiary, ChoiceTel, Inc. ("CI"), was approved to purchase business lines which U.S. West sells at a monthly rate of $52 per phone including tax. CI resells those lines to the Company as PAL lines at this lower rate which has allowed the Company to increase the profitability of its existing phones and to reduce the minimum call volume it needs from new phones to achieve its ROI objective. In May 1997, CI entered into an agreement with U.S. West that provides CI with a 21.5% reseller discount on the pre-tax cost of business lines in Minnesota, which results in a monthly rate for the Company of $42.50 per phone in such state.

     On March 9, 1998, the FCC issued an order which requires payphone providers to use PALs in order to continue to receive dial-around compensation from long-distance carriers. This may require CI to purchase PAL lines. If the MNPUC approves U.S. West's tariff filed on March 25, 1998 to be effective on April 17, 1998 reducing the cost of PAL lines to the business line rate, the effective cost of the lines to the Company will increase to $52.00 per phone in that CI has no agreement for a reseller's discount on PAL lines at this time.

     MARKETING.   At December 31, 1997, four of the Company's employees
devoted substantially all of their time to locating and contracting with new Site Providers in Minnesota. In addition, the Company has engaged one independent contractor in Oregon to locate new sites for payphone installations. A successful contracting program requires identifying good locations, selling Site Providers on the benefits of the Company's payphones, and negotiating favorable Site Agreement terms.

     Identifying good locations for payphones is the most important aspect of the Company's marketing program, which includes an evaluation of population density, calling patterns and neighborhood socio-economic factors. The Company concentrates its efforts towards high traffic locations, lower income neighborhoods, and venues where people expect to find payphones.

     The Company promotes its payphone program to Site Providers by emphasizing service and maintenance. Site Providers generally view the payphone as a customer service rather than a profit center. Providing repair and collection services during evenings and on weekends and providing 24-hour a day live call placement assistance sometimes is more important in securing the Site Agreement than the amount of commission paid to the Site Provider.

     SERVICE AND MAINTENANCE. The Company believes it offers many of its Site Providers a higher level of service than is provided by the LEC competitors, who typically offer lower commissions and do not monitor payphone performance. The Company monitors its payphones electronically and offers evening and weekend repair service for its Minnesota payphones. The Company uses 29 full- and part-time field service technicians, each of whom collects money, cleans phones and responds to trouble calls made by either a consumer or by the telephone itself as part of its internal diagnostic procedures. Many technicians are also responsible for the installation of new telephones. Due to the ability of the field service technicians to perform multiple service and maintenance functions, the Company is able to limit the frequency of trips to each pay telephone as well as the number of employees needed to service the pay telephones.

COMPETITION

     The Company competes for pay telephone locations with LECs and other independent pay telephone operators. The Company also competes indirectly with long-distance carriers, which can offer Site Providers commissions on long-distance calls made from LEC-owned payphones. Most LECs and long-distance carriers against which the Company competes and some independent pay telephone companies have substantially greater financial, marketing and other resources than the Company. In addition, many LECs, faced with competition from the Company and other independent pay telephone companies, have increased their compensation arrangements with Site Providers to offer more favorable commission schedules.

     The Company believes the principal competitive factors in the pay telephone business are (i) responsiveness to customer service needs, (ii) the amount of commission payments to a Site Provider and the opportunity for a Site Provider to obtain commissions on both local and long-distance calls from the same company, (iii) the quality of service and the availability of specialized services provided to a Site Provider and telephone users, and (iv) the ability to serve accounts with locations in several LATAs or states. The Company believes that independent pay telephone operators have an advantage over LECs in that they can offer Site Providers commissions on coin and cashless local and long-distance calls. Most LECs are prohibited from obtaining revenues or commissions on interLATA long-distance telephone calls and, consequently, generally only pay commissions to Site Providers for local and intraLATA calls. Under the Telecom Act, this prohibition will be removed at such time as sufficient competition for local telephone service has been established.

     Opening the local telephone markets to competition will likely reduce telephone line charges, the Company's largest operating expense. In most of the areas where the Company operates, it must purchase local telephone service from a single regulated monopoly (primarily, U.S. West). As AT&T, MCI, Sprint and others compete to offer local telephone service, telephone line charges are expected to decline. In addition, the Company expects that its high number of telephone lines will give it the ability to negotiate additional volume discounts.

     Technological advances and cost efficiencies underlie a continuing increase in the transmission of voice messages. More telephone calls are being made because the manner, means and cost of completing a call have improved. With the advent of call waiting and caller I.D., and as the number of answering machines, voice mail systems, pagers and cellular phones increases, the likelihood of a telephone call being made also increases due to the perceived certainty that a message can be communicated even if the intended recipient may not be reached directly. Accordingly, as the means and desire to communicate by telephone increase, the Company anticipates that its payphones will experience increased usage.

GOVERNMENT REGULATION

     In 1995, the State of Minnesota passed comprehensive legislation for the telecommunications industry (the "MN Act"). One provision of the legislation created the ability for companies to compete with U.S. West in providing local telephone service. The effect of the legislation for the Minnesota payphone industry was to immediately decrease the cost of telephone lines. The Company believes that the increased competition to provide local telephone service may further reduce the cost of telephone lines.

     In January 1996, Congress passed the Telecommunications Act of 1996 (the "Telecom Act"), a comprehensive telecommunications bill that, in part, dealt with several concerns of the independent pay telephone industry. Congress stated that its intent was to create a "pro-competitive, de-regulatory national policy framework designed to accelerate rapidly private sector deployment of advanced telecommunications and information technologies and services to all Americans by opening all telecommunications markets to competition." The Telecom Act, among other things, requires local telephone companies to eliminate subsidies of their pay telephone services and to treat their own and independent payphones in a nondiscriminatory manner. Of particular importance to the Company, the Telecom Act addressed the inherently unfair disadvantage independent pay telephone companies have in competing with regulated monopolies, the compensation of independent pay telephone companies for calls made from their equipment that previously offered no compensation, and the issue of price regulation of local calls by the various state PUCs.

     COMPETITION WITH RBOCS. Under the Telecom Act, the RBOCs must operate their payphone divisions with separate profit and loss statements. The Company believes that this will likely result in the Company's RBOC competitors (primarily, U.S. West) being less aggressive in bidding for locations. It also may result in the RBOCs removing many low volume pay telephones that collectively compete with the Company's pay telephones and, ultimately, may result in the RBOCs raising prices for pay telephone calls. See "Deregulation of Local Pay Telephone Rates" below.

     DIAL-AROUND COMPENSATION. Pay telephones are required by the FCC to provide equal Dial-Around access to all long-distance carriers, either by access code (such as "10ATT") or by 800 service. Prior to November 1996, the Company received $6 per payphone per month from long-distance carriers for providing this Dial-Around service. The Telecom Act recognized that it is a burden to payphone companies to provide such access and that the compensation paid to payphone companies for this access should be greater. Because the infrastructure to track and compensate for these calls did not then exist, the FCC's 1996 order raised the flat rate of compensation for the Dial-Around service to approximately $45 per payphone per month, based on $0.35 per call (the per call rate for a local coin call in deregulated states) times the national average of 131 monthly Dial-Around calls placed per payphone. In October 1997, the method of compensating payphone companies was scheduled to switch to a per call charge of $0.35 to be tracked and paid by the long-distance carriers and, in November 1998, the per call charge was scheduled to equal the cost of a local pay telephone call. While the Company is unable to estimate the number of Dial-Around calls made from its payphones, management believes that there will not be a material change in the total amount of Dial-Around compensation it receives when the basis for compensation is switched to a per call rate.

     The FCC's 1996 order implementing the increased Dial-Around compensation was appealed, with the intent, in part, of decreasing the amount of Dial-Around compensation mandated by the order. In July 1997, the Court remanded the matter to the FCC for reconsideration of the rate of Dial-Around compensation. The Court found that the per call charge of $0.35 (which was multiplied by 131 calls to determine the rate of monthly Dial-Around compensation per payphone) was inappropriate because the FCC did not consider evidence of the differences in the cost of coin calls and Dial-Around calls. The long-distance carriers then petitioned the Court to clarify the effect of the Court's July decision and to vacate the portion of the FCC's 1996 order setting the rate of Dial-Around compensation pending the FCC's re-examination of the Dial-Around rate. Further, in a letter to the FCC dated August 15, 1997, AT&T challenged the FCC's authority to order the long-distance carriers to make any payments during the pendency of the rate determination and stated its intention to make Dial-Around payments voluntarily based on its imputed rate of $0.12 per call, subject to retroactive adjustments, up or down, after the FCC's final order on remand. The Court agreed with the long-distance carriers. In a decision dated September 16, 1997, the Court vacated the portion of the FCC's 1996 order setting the rate of Dial-Around compensation pending a new FCC order on remand. Accordingly, the long-distance carriers were not required to make Dial-Around payments to payphone service providers until the FCC issued a new order setting the Dial-Around rate. On October 9, 1997, the FCC issued an order establishing the Dial-Around rate as of October 7, 1997 at $0.284 per call ($0.35 minus an offset of $0.066 for expenses unique to coin calls) for the two years beginning October 7, 1997. The FCC indicated that it planned to address Dial-Around compensation for the period from November 6, 1996 through October 6, 1997 in a subsequent order and tentatively concluded that the $0.284 per call rate adopted on a going forward basis should also govern compensation during the period from November 6, 1996 through October 6, 1997. This would be approximately $37 per payphone per month. Because the Company cannot be certain what the rate of Dial-Around compensation will be for the period from November 7, 1996 through October 6, 1997, it has determined the amount of its revenue from Dial-Around compensation for the six months ended June 30, 1997 and going forward through October 6, 1997 based upon the previous rate of $6.00 per payphone per month, and it has established an $80,000 liability for revenue accrued in excess of the previous rate during the period from November 6, 1996 through December 31, 1996. Beginning October 7, 1997, the Company began recognizing revenue from Dial-Around compensation based upon the Dial-Around rate of $0.284 per call. However, there can be no assurance that Dial-Around compensation will not be based on a rate that is less than $6.00 per payphone per month for the period from November 6, 1996 through October 6, 1997 or that is less than $0.284 per call for the period beginning October 7, 1997. The setting of a rate of Dial-Around compensation that is to be paid to the Company that is less than the Company's estimate of such rate could have an adverse effect on the results of operations and financial condition of the Company, which could be material.

     DEREGULATION OF LOCAL PAY TELEPHONE RATES. The FCC also adopted rules pursuant to the Telecom Act which on October 7, 1997, repealed all rules regulating the cost of a local call placed at a payphone and allowed the market to set the rate for local coin calls, unless the state can demonstrate to the satisfaction of the FCC that there are market failures within the state that would not allow market-based rates. Management anticipates that this deregulation will result in the per call price of pay telephone service rising to $0.35 or more. Management bases its belief on the experience in Iowa in 1989 when the price of pay telephone calls was deregulated and U.S. West raised its price to $0.35. U.S. West has announced it has no plans to increase the amount it charges for local calls; however, the prohibitions on the RBOCs subsidizing their pay telephone business, and given the large number of low volume RBOC pay telephones in the marketplace, management believes the RBOCs will have a strong desire to eventually raise pay telephone rates. As of October 15, 1997, the Company had increased the amount it charges for local calls to $0.35 at 1,150 of its phones in Minnesota.

EMPLOYEES

     As of December 31, 1997, the Company had 32 employees, 26 of whom were full-time. No employees are covered by a collective bargaining agreement. The Company believes that its relationships with employees are good.

ITEM 2.  DESCRIPTION OF PROPERTY

     The Company's corporate offices are located in approximately 5,000 square feet of leased space in Plymouth, Minnesota. The lease for this property expires in May 2000 and the Company has two successive options to extend the lease for additional one-year periods. The Company also leases approximately 2,250 square feet of warehouse and office space in Lake Oswego, Oregon, pursuant to a lease which expires in July 1998, subject to the exercise by the Company of two successive options to extend the lease for additional one-year periods. The Company believes that its current facilities are sufficient for its needs for the foreseeable future.

ITEM 3.  LEGAL PROCEEDINGS

     MINNESOTA SALES TAX. The Company, based on an analysis of the published regulations of the Minnesota Department of Revenue, has not remitted any sales tax payments to the State of Minnesota. In 1996, the Company learned that the opinion of the Department was that coin-operated payphone receipts were subject to state sales tax. Despite the Department's position, management is still of the view that the Company is not subject to sales tax, and the Company is challenging the imposition of the tax. The Company retained special tax counsel to contest the Department's position that coin-operated payphone receipts are subject to sales tax. Nonetheless, the Company has established a reserve of $1,100,000 as of December 31, 1997, to provide for the potential sales tax liability and will continue to reserve on a monthly basis until a definitive ruling is obtained.

     CLAIM FOR REFUND OF OVERPAYMENT. Prior to enactment of the MN Act which facilitated increased competition in the telecommunications industry, U.S. West had required, with MNPUC approval, that PSPs purchase PALs at approximately twice the cost of business lines even though business lines and PALs were essentially the same. Beginning in August 1995, LECs could no longer restrict the resale of its products, and the Company, along with other Minnesota independent PSPs, requested to purchase for resale from U.S. West regular business lines for its payphones. U.S. West refused the request on the grounds that its requirement that PSPs use PALs had, prior to the enactment of the law, been approved by the MNPUC. In November 1996, the MNPUC concluded that the law did entitle PSPs to use business lines in place of PALs and ordered U.S. West to convert the lines to business lines within 60 days. The MNPUC, however, did not require U.S. West to refund the difference in costs collected during the period from August 1995 until
October 1996. Even though the Company was able to purchase business lines through CI starting in the summer of 1996, it estimates that it has overpaid U.S. West approximately $450,000. In April 1997, the Company, together with other Minnesota independent PSPs, initiated an action in the Minnesota Court of Appeals requesting such court to order the MNPUC to order U.S. West to
refund the overpayment.   On December 30, 1997, the Court denied request for
the refund, and the Company has determined not to pursue the matter further.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of security holders during the quarter ended December 31, 1997.

                                    PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company's Common Stock and Redeemable Warrants have been quoted on the Nasdaq SmallCap Market under the symbol "PHON" and "PHONW", respectively, since November 10, 1997. The following table sets forth, for the period indicated, the range of high and low prices for the Company's Common Stock and Redeemable Warrants as reported on the Nasdaq SmallCap Market.

                                              COMMON           REDEEMABLE
                                               STOCK            WARRANTS
                                          -------------       ------------
                                          HIGH      LOW       HIGH     LOW
                                         ------    ------    ------   -----
1997:
Fourth Quarter  . . . . . . . . . . . .  $6.250    $4.625    $1.375   $.750

     As of March 1, 1998, there were 22 shareholders of record and approximately 200 beneficial owners of the Company's Common Stock.

     The information concerning the sale of the Company's unregistered securities is set forth in Part II, Item 26, of the Form SB-2, Registration Number 333-29969, which information is incorporated herein by reference.

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

     Except for historical information contained in this report, information contained in this Form 10-KSB contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, which can be identified by the use of forward-looking terminology such as "may", "will", "expect", "plan", "anticipate", "estimate", or "continue" or the negative thereof or other variations thereon or comparable terminology. There are certain important factors that could cause results to differ materially from those anticipated by some of these forward-looking statements, including without limitation, the effects of changes in economic conditions and the "Risk Factors" entitled "Risks Associated with Expansion Strategy," "Competition," "Pending Determination of Dial-Around Compensation Rate," "Other Regulatory Factors," "Technological Change and New Services," "Dependence Upon Third-Party Providers," "Service Interruptions; Equipment Failures," "Reliance on Single Brand of Payphones," "Seasonality" and "Reliance on Key Personnel" contained in the Company's Prospectus dated November 10, 1997 included in the Registration Statement on Form SB-2 filed with the Securities and Exchange Commission (Registration No. 333-29969). Such "Risk Factors" are incorporated herein by reference. Investors are cautioned that all forward-looking statements involve risks and uncertainty.

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

RESULTS OF OPERATIONS

     The following table presents certain items in the combined statements of operations as a percentage of revenue for the years ended December 31, 1996 and 1997.


 STATEMENT OF OPERATIONS DATA:     1996      1997
                                   ----      ----
 REVENUE:
 Coin  revenue . . . . . . . . .    78.9%     77.0%
 Non-coin revenue  . . . . . . .    14.1      14.7
 Dial-around revenue . . . . . .     5.5       6.5
 CLEC revenue  . . . . . . . . .     1.4       1.8
 Total Revenue . . . . . . . . .     100%      100%

 SERVICE COSTS AND EXPENSES:
 Telephone line charges  . . . .    36.2%     30.8%
 Commissions . . . . . . . . . .    16.3      18.0
 Collection, repair and
 maintenance (1) . . . . . . . .     8.5      12.0
 Total cost of service . . . . .    61.0      60.8
 Gross margin  . . . . . . . . .    39.0      39.2
 Selling, general and admin.(1).    18.1      16.8
 Interest  . . . . . . . . . . .     3.4       9.9
 Depreciation and amortization .    10.2      13.1
 Sales tax contingency . . . . .    24.3       3.4
 Net income (loss) before
 income tax provision. . . . . .   (17.0%)    (4.0%)

 Average phones in service . . .   1,123     2,980

(1) A portion of the expenses classified as "Collection, repair and maintenance" are classified as "Selling, general and administrative expenses" in the Combined Financial Statements of the Company and notes thereto.

YEAR ENDED DECEMBER 31, 1997 COMPARED WITH YEAR ENDED DECEMBER 31, 1996

     For the year ended December 31, 1997, total revenue increased approximately $3,519,000, or 98.8%, compared to the year ended December 31, 1996. This growth was primarily attributable to the increase in the average number of pay telephones in service from 1,125 during 1996 to 2,980 during 1997. Coin revenues during the period increased by $2,728,000 or 97.0% and non-coin revenues increased by $556,500 or 110.8%.

     Telephone charges increased in 1997 by $935,000 or 72.5% above the previous year's period. The growth in telephone charges was kept below the rate of growth in payphones primarily due to the Company's subsidiary, CI, receiving authorization to act as a reseller of telephone service in April 1996, which ultimately reduced the Company's line charges in Minnesota to $52 per line.

     Commissions paid to Site Providers increased $714,000 or 123.2% above the previous year's period, primarily as the result of the growth of phones
in service.   Collection, repair and maintenance increased $578,500 or 190.1%
above the previous year period. In the 1997 period, selling, general and administrative expenses increased approximately $566,000, or 88.1%, from the prior year's period. Interest expense increased $581,000 or 485.9% compared to the prior year period due to increased borrowing to finance the acquisition of routes from Telco West and Computer Assisted Technologies, Inc. Depreciation and amortization increased in 1997 by $562,800, an increase of 154.2% over the prior year's period, attributable to amortization associated with the acquired phones and contracts.

     YEAR ENDED DECEMBER 31, 1996 COMPARED WITH YEAR ENDED DECEMBER 31, 1995

     For the year ended December 31, 1996, total revenue increased approximately $745,000, or 26.4%, compared to the year ended December 31, 1995. This growth was primarily attributable to the increase in the average number of pay telephones in service from 865 during 1995 to 1,123 during 1996, the increase in Dial-Around compensation and the initiation of operations as a competitive LEC. Of the increase in revenue, $147,000, or 19.7%, of the increase, was attributable to the increase in the Dial-Around compensation rate on November 6, 1996, and $50,700, or 6.8%, of the increase in revenue was attributable to sales of telephone service to non-affiliated companies.

     Telephone and long-distance charges decreased in 1996 to 36.2% of total revenue, compared to 42.5% of total revenue the prior year. The decrease was primarily attributable to CI receiving authorization to act as a reseller of telephone service in April 1996, which ultimately reduced the Company's line charges in Minnesota to $52 per line.

     Commissions paid to Site Providers decreased to 16.3% of total revenue in 1996, compared to 18.0% in the prior year. This was attributable to increased Dial-Around compensation revenue (which is not included in commission calculations for Site Providers) and to the phones added in 1996 which generated less revenue and, therefore, lower Site Provider commissions than the phones placed into service in prior years. As part of its growth strategy and in order to take advantage of lower line rates, the Company was able to install pay telephones that previously had insufficient revenue to meet the Company's ROI objectives.

     Service, collection, repair and maintenance costs increased in 1996 over the prior year by approximately $94,000, or 44.4%, due to the start-up costs associated with adding phones in new geographic areas, as well as the increased number of phones in service.

     In 1996, selling, general and administrative expenses increased approximately $200,000, or 45.1%, from the prior year. This was attributable, in part, to higher marketing costs associated with the Company's growth strategy. Interest expense increased to 3.4% of revenue compared to 3.2% of revenue in the prior year due to increased borrowing to finance an acquisition of 85 phones in December 1995. Depreciation and amortization increased in 1996 to 10.2% of revenue from 8.8% of revenue in the prior year, attributable to amortization associated with the acquired contracts.

SALES TAX CONTINGENCY

     The Company, based on its analysis of the published regulations of the Minnesota Department of Revenue, has not remitted any sales tax payments to the State of Minnesota. In 1996, the Company learned that the opinion of the Department was that calls from payphones were subject to state sales tax. Management is of the view that the payphone service it provides is not subject to sales tax and the Company is challenging the imposition of the tax. Nonetheless, on December 31, 1996, the Company established a reserve of $865,000 for the years prior thereto and has reserved an additional $242,760 for the year ended December 31, 1997.

LIQUIDITY AND CAPITAL RESOURCES

     For the year ended December 31, 1997, the Company's operating activities provided $1,262,000 and the sale of shares of Common Stock and the collection of subscription receivables provided $4,520,200. The Company invested $4,985,000 in acquisitions, new installations and short-term investments, and reduced debt by $1,406,000, resulting in a $608,800 reduction in cash balance.

     In January 1997, the Company entered into an Amended and Restated Loan Agreement with the National City Bank (the "Bank") pursuant to which the Company can borrow up to $3,000,000. The Company granted the Bank a first lien on all of its assets to secure its obligations to the Bank. The agreement provided for the payment of interest on the amount outstanding from time to time at an annual rate equal to 2.0% over the "reference" rate announced from time to time by the Bank and expired in January 1998. In November 1997, the Company used a portion of the proceeds from its public offering to repay the remaining balance on its $3,000,000 Amended and Restated Loan Agreement with the Bank.

     Operating activities for the year ended December 31, 1996 provided $677,800 and sales of shares of Common Stock and collection of subscription receivables during such year provided $920,000. During 1996, the Company invested $462,200 in new installations, reduced debt by $68,500 and paid $143,700 in dividends. The overall impact was an $923,400 increase in cash balances.

     For the year ended December 31, 1995, the Company's operating activities provided $161,000 and long-term financing provided $778,000. During the year, $623,000 was invested in acquisitions and new installations, $320,000 of short-term debt was retired and $33,000 was paid as dividends, resulting in a $37,000 decrease in cash balances for the year.

RECENT ACQUISITIONS

     In January 1997, the Company completed its acquisition from Telco West of site contracts for 1,020 payphones located in Colorado, Idaho, Oregon, Washington and Wyoming, equipment located at the respective sites, as well as the trade name "Telco Northwest" (collectively, the "Acquired Assets"). The purchase price for the Acquired Assets was $3,374,745, $2,173,245 of which was paid in cash (financed with a short-term loan from the Bank) and the balance of which was paid by delivery of two 10% secured subordinated notes, the first in the principal amount of $365,000, with the principal due on April 1, 1998, and the second in the principal amount of $841,500, which amortizes over a 54-month period (collectively, the "Telco West Notes"). The Telco West Notes are collateralized by a security interest granted in substantially all of the Company's pay telephone assets, which security interest is subordinate to the senior secured position of the Bank as the Company's primary lender.

In connection with the acquisition, Telco West and its principal shareholder entered into a five-year non-compete agreement covering the states of Colorado, Idaho, Oregon, Washington and Wyoming. In 1996, Telco West's payphone division earned $248,650 on revenues of $2,663,994. The Company expects results to improve due to increased Dial-Around compensation.

     In January 1997, the Company entered into an agreement to acquire from Computer Assisted Technologies, Inc. ("CAT") 586 pay telephone site contracts and related assets, as well as site contracts only for the installation of an additional 98 pay telephones, all located in Minnesota and Wisconsin.
Pending approval of the acquisition by the MNPUC and the satisfaction of other conditions of closing, the parties entered into a Route Service Agreement effective as of February 1, 1997, pursuant to which the Company managed and serviced the CAT payphones in Minnesota and Wisconsin for a monthly fee equal to the operating revenue therefrom less equipment leasing costs and certain other expenses payable by CAT to third parties. The MNPUC entered an order on June 27, 1997, approving the Company's acquisition of CAT's assets and the transaction was consummated as of August 14, 1997. The purchase price for the assets was approximately $2,400,000, consisting of $100,000 payable in cash, $350,000 pursuant to a convertible note payable to CAT, the Company's assumption of $1,115,500 of debt to two equipment leasing companies, and the balance of $838,000 by delivery to CAT unregistered Common Stock. In connection with the transaction, CAT and its principal shareholder entered into a two-year non-compete agreement with the Company covering the states of Minnesota and Wisconsin. The president of CAT, Dustin Elder, now a Vice President of the Company, also entered into employment, non-compete and stock option agreements with the Company. In 1996, CAT had a net loss of $246,266 on revenues of $1,479,337. The Company expects results to improve due to lower line rates in Minnesota and the increase in Dial-Around compensation.

USE OF PROCEEDS FROM INITIAL PUBLIC OFFERING

     In November 1997, the Company completed an initial public offering of 800,000 Units at an offering price of $7 per Unit. Each Unit consists of one share of common stock and one redeemable warrant. The Company realized proceeds of approximately $4.5 million, net of offering expenses and underwriting fees. During the period from November 15, 1997 through December 31, 1997, the Company used approximately $3.2 million to pay down short-term and acquisition-related debt and approximately $165,000 for the purchase of equipment.

ACCOUNTING STATEMENTS

     In 1997, the Financial Accounting Standards Board (FASB) issued Statement No. 128, EARNINGS PER SHARE. Statement 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. All earnings per share amounts for all periods have been presented, and where appropriate, restated to conform to Statement 128 requirements.

     In 1997, the FASB issued Statements No. 130, REPORTING COMPREHENSIVE INCOME, and No. 131, DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION, effective for fiscal years beginning after December 15, 1997. The adoption by the Company of these Statements in January 1998 is not expected to have a material impact on the Company's financial statements.

YEAR 2000 ISSUES

     Many existing computer programs use only two digits to identify a year in the date field, with the result that data referring to the year 2000 and subsequent years may be misinterpreted by these programs. If present in the computer applications of the Company and not corrected, this problem could cause computer applications to fail or to create erroneous results and could cause a disruption in operations and have a short-term adverse effect on the Company's business and results of operations. The Company has evaluated its principal computer systems and has determined that they are substantially Year 2000 compliant. The Company has initiated discussions with its key suppliers and customers to determine whether they have any Year 2000 issues. The Company has not incurred any material expenses to date in connection with this evaluation and does not anticipate material expenses in the future, depending on the status of its suppliers and customers with respect to this issue.

ITEM 7.   FINANCIAL STATEMENTS

     The following financial information of the Company is included as follows:



                                                                         PAGE
                                                                         ----
 Report of Independent Auditors . . . . . . . . . . . . . . . . . . .     20
 Consolidated Financial Statements:
      Consolidated Balance Sheets for Years Ended December 31, 1997
      and 1996. . . . . . . . . . . . . . . . . . . . . . . . . . . .     21
      Consolidated Statements of Operations for Years Ended
      December 31, 1997 and 1996  . . . . . . . . . . . . . . . . . .     22
      Consolidated Satements of Shareholders' Equity for Years Ended
      December 31, 1997 and 1996. . . . . . . . . . . . . . . . . . .     23
      Consolidated Statements of Cash Flows for Years Ended
      December 31, 1997 and 1996. . . . . . . . . . . . . . . . . . .     24
      Notes to Consolidated Financial Statements. . . . . . . . . . .     26

                                       CONSOLIDATED FINANCIAL STATEMENTS FOR:


                                          CHOICETEL COMMUNICATIONS,
                                                 INC. AND SUBSIDIARY
                                            (FORMERLY INTELLIPHONE, INC.)


                                                                  Years ended
                                                   December 31, 1997 and 1996

                             INDEPENDENT AUDITORS' REPORT




Board of Directors
ChoiceTel Communications, Inc.
Minneapolis, Minnesota


We have audited the accompanying consolidated balance sheets of ChoiceTel Communications, Inc. (formerly Intelliphone, Inc.) and Subsidiary as of December 31, 1997 and 1996, and the related consolidated statements of operations, shareholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of ChoiceTel Communications, Inc. and Subsidiary as of December 31, 1997 and 1996, and the consolidated results of its operations and cash flows for the years then ended, in conformity with generally accepted accounting principles.



Minneapolis, Minnesota
March 13, 1998

                    CHOICETEL COMMUNICATIONS, INC. AND SUBSIDIARY

               CONSOLIDATED BALANCE SHEETS - DECEMBER 31, 1997 AND 1996

                                        ASSETS

                                                     1997             1996
                                                 ------------     ------------
Current assets:
  Cash                                            $   343,705       $  952,481
  Short-term investments                            1,151,215
  Accounts receivable                                 575,313          172,934
  Prepaid:
    Rent                                               93,357           78,732
    Other                                             458,509           66,656
  Deferred taxes                                      601,000
                                                  -----------       ----------
     Total current assets                           3,223,099        1,270,803
                                                  -----------       ----------
Property and equipment, net                         4,521,017        1,558,332
                                                  -----------       ----------
Other assets:
  Prepaid rents                                        92,179          134,443
  Rental contracts, net of accumulated
   amortization of $355,412 in 1997 and
   $111,073 in 1996                                 3,212,450           65,632
  Deferred financing, net of accumulated
   amortization of $35,252 in 1997 and
   $33,870 in 1996                                                       1,382
                                                  -----------       ----------
                                                    3,304,629          201,457
                                                  -----------       ----------
                                                  $11,048,745       $3,030,592
                                                  -----------       ----------
                                                  -----------       ----------

                         LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Checks outstanding in excess of bank
   balance                                           $139,239          $77,331
  Notes payable                                       350,000          360,000
  Current portion of long-term debt                   843,301          265,931
  Accounts payable                                     48,000
  Accrued expenses                                  2,116,142        1,093,540
                                                  -----------       ----------
     Total current liabilities                      3,496,682        1,796,802

Long-term liabilities:
  Deferred taxes                                      449,000
  Long-term debt, net of current portion            1,269,985          569,702
                                                  -----------       ----------
                                                    1,718,985          569,702
                                                  -----------       ----------
Shareholders' equity                                5,833,078          664,088
                                                  -----------       ----------
                                                  $11,048,745       $3,030,592
                                                  -----------       ----------
                                                  -----------       ----------

                   See notes to consolidated financial statements.

                    CHOICETEL COMMUNICATIONS, INC. AND SUBSIDIARY

                        CONSOLIDATED STATEMENTS OF OPERATIONS

                        YEARS ENDED DECEMBER 31, 1997 AND 1996

                                                   1997               1996
                                                -----------        -----------
Service revenue                                  $7,081,227         $3,561,902
Cost of service                                   3,725,204          1,986,985
                                                -----------        -----------
Gross margin                                      3,356,023          1,574,917
                                                -----------        -----------
Selling, general and administrative
 expenses:
  Salary and benefits                             1,260,863            559,494
  Travel and related                                128,115             58,351
  Office and overhead                               379,711            212,506
                                                -----------        -----------
                                                  1,768,689            830,351

Depreciation and amortization                       927,697            364,849
Interest                                            701,048            119,649
Sales tax contingency                               242,760            865,000
                                                -----------        -----------
                                                  3,640,194          2,179,849
                                                -----------        -----------
Loss before income taxes                           (284,171)          (604,932)

Provision for income taxes (benefit)               (150,000)
                                                -----------        -----------
Net loss                                         $ (134,171)        $ (604,932)
                                                -----------        -----------
                                                -----------        -----------


Basic net loss per share                         $     (.06)        $     (.31)
                                                -----------        -----------
                                                -----------        -----------

Shares outstanding weighted average               2,114,922          1,948,489
                                                -----------        -----------
                                                -----------        -----------

                   See notes to consolidated financial statements.

                    CHOICETEL COMMUNICATIONS, INC. AND SUBSIDIARY

                   CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                        YEARS ENDED DECEMBER 31, 1997 AND 1996


                                                 Common stock
                                 ----------------------------------------------
                                                              ChoiceTel
                                    Choicetel, Inc.       Communications, Inc.
                                 ----------------------  ----------------------
                                   10,000,000 shares        15,000,000 shares
                                   authorized,  no par    authorized, $.01 par    Additional
                                 ----------------------  ----------------------     paid-in   Accumulated  Subscriptions
                                   Shares     Amount       Shares      Amount       capital     deficit      receivable     Total
                                 ---------  -----------  -----------  ----------  ----------  -----------  ------------- ----------
Balance, January 1, 1996                                   1,657,016  $ 524,473          --    $   (3,172)   $(28,571)   $  492,730

Collection of subscription
 receivable                                                                                                    10,000        10,000

Issuance of stock for:
  Cash                                                       256,000    910,000                                             910,000
  Subscription receivable         846,508      $ 1,000         6,250     25,000                               (26,000)

Dividends                                                                                       (143,710)                  (143,710)

Net loss                                                                                        (604,932)                  (604,932)
                                 --------      -------     --------- ----------                ---------     --------    ----------
Balance, December 31, 1996        846,508        1,000     1,919,266  1,459,473                 (751,814)     (44,571)      664,088

Contributions of subsidiary
 stock to parent                 (846,508)      (1,000)                            $  1,000

Reclassification of S-Corp
 accumulated deficit                                                               (751,814)     751,814

Collection of subscription
 receivable                                                                                                    25,990        25,990

Conversion to $.01 par value
 stock                                                               (1,440,280)  1,440,280

Issuance of stock as compensation                             9,500          95      37,905                                  38,000

Issuance of stock in acquisition                            186,240       1,862     743,098                                 744,960

Issuance of 800,000 common
 shares in public offering                                  800,000       8,000   4,486,211                               4,494,211

Net loss                                                                                        (134,171)                  (134,171)
                                 --------      -------    ---------  ----------  ----------    ---------     --------    ----------
Balance, December 31, 1997            -0-      $   -0-    2,915,006  $   29,150  $5,956,680    $(134,171)    $(18,581)   $5,833,078
                                 --------      -------    ---------  ----------  ----------    ---------     --------    ----------
                                 --------      -------    ---------  ----------  ----------    ---------     --------    ----------

                   See notes to consolidated financial statements.

                    CHOICETEL COMMUNICATIONS, INC. AND SUBSIDIARY

                        CONSOLIDATED STATEMENTS OF CASH FLOWS

                        YEARS ENDED DECEMBER 31, 1997 AND 1996


                                                  1997             1996
                                              ------------      -----------
Cash flows from operating activities:
  Net loss                                    $  (134,171)       $(604,932)
  Adjustments to reconcile net loss to net
   cash provided by operating activities:
     Deferred taxes                              (152,000)
     Depreciation                                 681,983          300,600
     Amortization                                 245,714           64,249
     Stock issued as compensation                  38,000
     Changes in operating assets and
      liabilities:
       (Increase) decrease in:
         Accounts receivable                     (402,379)        (137,645)
         Prepaid expenses                         (54,737)          70,537
       Increase (decrease) in:
         Checks outstanding in excess of bank
          balance                                  61,908           77,331
         Accounts payable                          48,000
         Accrued expenses                         929,481          907,613
                                              -----------        ---------
  Net cash provided by operating
   activities                                   1,261,799          677,753
                                              -----------        ---------
Cash flows used in investing activities:
  Purchase of:
    Equipment                                  (1,223,657)        (462,239)
    Short-term investments                     (1,151,215)
  Payments for acquisitions                    (2,300,224)
  Advances in connection with acquisition        (309,479)
                                              -----------        ---------
  Net cash used in investing activities        (4,984,575)        (462,239)
                                              -----------        ---------
Cash flows from financing activities:
  Proceeds from:
    Issuance of:
      Long-term debt                                                 7,103
      Common stock                              4,494,211          910,000
    Payments of subscription receivable            25,990           10,000
  Principal payments on long-term debt         (1,046,201)        (100,572)
  Dividends paid                                                  (143,710)
  Increase in notes payable                                         25,000
  Payments on notes payable                      (360,000)
                                              -----------        ---------
  Net cash provided by financing
   activities                                   3,114,000          707,821
                                              -----------        ---------

                   See notes to consolidated financial statements.

                    CHOICETEL COMMUNICATIONS, INC. AND SUBSIDIARY

                        YEARS ENDED DECEMBER 31, 1997 AND 1996



                                                1997                  1996
                                            -----------            ----------

Net(decrease) increase in cash              $ (608,776)             $923,335

Cash, beginning balance                        952,481                29,146
                                            ----------              --------
Cash, ending balance                          $343,705              $952,481
                                            ----------              --------
                                            ----------              --------

Supplemental disclosure of cash flow
 information:
  Cash paid for interest                      $714,381              $121,530
                                            ----------              --------
                                            ----------              --------

Supplemental schedule of noncash investing and financing activities:

  In connection with acquisition:

    Details of acquisition:

      Fair value of assets                  $5,810,350

      Liabilities assumed (includes
       $1,556,500 of seller financing)      $2,765,166

      Issuance of stock                     $  744,960
                                            ----------
      Cash paid for assets                  $2,300,224
                                            ----------
                                            ----------
  Issuance of stock in lieu
   of compensation                          $   38,000
                                            ----------
                                            ----------

  Issuance of common shares in exchange
   for subscription receivable                                      $ 26,000
                                                                    --------
                                                                    --------


                   See notes to consolidated financial statements.

                    CHOICETEL COMMUNICATIONS, INC. AND SUBSIDIARY

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        YEARS ENDED DECEMBER 31, 1997 AND 1996




1. Nature of business and summary of significant accounting policies:

   Principles of consolidation:
     The consolidated financial statements for 1997 include the accounts of ChoiceTel Communications, Inc. (formerly Intelliphone, Inc.) and its wholly owned subsidiary Choicetel, Inc. The 1996 statements represent the combined financial statements of ChoiceTel Communications, Inc. and Choicetel, Inc., companies that were commonly owned through February 24, 1997 at which time the shareholders of Choicetel, Inc. contributed their shares to ChoiceTel Communications, Inc. All material intercompany balances have been eliminated.

   Nature of business:
     Intelliphone, Inc. was incorporated in October 1989 and changed its name to ChoiceTel Communications, Inc. in April 1997. The Company provides coin operated pay telephone service in ten states, however, revenue is generated predominantly in Minnesota and Oregon.

     Choicetel, Inc. was incorporated in 1995 and was dormant until June 1996 when operations began. Choicetel, Inc. is a reseller of telephone service to pay telephone owners in Minnesota.

   Short-term investments:
     The Company classifies all of its marketable securities, consisting of U.S. Treasury Bills, as available-for-sale. Available-for-sale securities are carried at fair value, with the unrealized gains and losses, net of income taxes, reported as a component of shareholders' equity.

   Property and equipment and depreciation methods:
     Property and equipment, consisting principally of coin operated telephones, are stated at cost. Depreciation is being provided by the straight-line method over the estimated useful lives, principally, seven years, of the related assets. Phone locations including rental contracts are evaluated by management to determine if their carrying amounts have been impaired. No reduction for impaired assets has occurred.

   Prepaid rents:
     Prepaid rents represent incentives paid to phone location merchants and property owners to secure long-term contracts at such sites and are being amortized as consumed per the rental agreement.

                    CHOICETEL COMMUNICATIONS, INC. AND SUBSIDIARY

                        YEARS ENDED DECEMBER 31, 1997 AND 1996



1. Nature of business and summary of significant accounting policies
   (continued):

   Rental contracts:
     Rental contracts consist of the purchase price paid for phone location agreements in excess of the purchase price of the related equipment on site and are amortized on a straight-line basis over the estimated remaining life of the rental agreements, currently ranging from five to twelve years.

   Deferred financing:
     Deferred financing costs are being amortized over the life of the related note on a straight-line basis.

   Income taxes:
     Prior to 1997, ChoiceTel Communications, Inc. and Choicetel, Inc., were "S" corporations under the Internal Revenue Code. Instead of paying corporate income taxes, the shareholders of an "S" corporation are taxed individually on their proportionate share of the Company's taxable income or loss. No tax credits are provided for in 1996 due to management's belief that some credits would not be realized.

     Effective January 1997, ChoiceTel Communications, Inc.'s "S" corporation status terminated and it became subject to federal and state income taxes.

                    CHOICETEL COMMUNICATIONS, INC. AND SUBSIDIARY

                        YEARS ENDED DECEMBER 31, 1997 AND 1996



1. Nature of business and summary of significant accounting policies
   (continued):

   Stock-based compensation:
     Prior to January 1, 1996, the Company accounted for its stock options in accordance with the provisions of Accounting Principles Board Opinion No. 25 (APB No. 25), ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES, and related interpretations. As such, compensation expense was recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. On January 1, 1996, the Company adopted SFAS No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION (SFAS No.
     123), which permits entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant. Alternatively, SFAS No. 123 allows entities to continue to apply the provisions of APB No. 25 and provide pro forma net income disclosures for employee stock option grants as if the fair-value based method defined in SFAS No. 123 had been applied. The Company has elected to continue to apply the provisions of APB No. 25 and provide the pro forma disclosure provisions of SFAS No. 123.

   Net loss per share:
     Basic net loss per share is computed on the basis of the number of shares of common stock outstanding during the year. Diluted net loss per share which would include the effect of options, warrants, and a convertible note is not presented because it is antidilutive.

     Pursuant to Securities and Exchange Commission Staff Accounting Bulletin No. 83, stock issued by the Company at prices less than the initial offering price during the twelve months immediately preceding the initial public offering have been included in the determination of shares used in the calculation of historical earnings (loss) per share as if they were outstanding for all periods.

   Use of estimates:
     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts of certain assets and liabilities and disclosures. Accordingly, the actual amounts could differ from those estimates. Any adjustments applied to estimated amounts are recognized in the year in which such adjustments are determined. Estimates that are susceptible to significant change are disclosed in notes 3 and 7.

                    CHOICETEL COMMUNICATIONS, INC. AND SUBSIDIARY

                        YEARS ENDED DECEMBER 31, 1997 AND 1996




2. Shareholders' equity:

   In February, 1997 the shareholders of Choicetel, Inc. contributed all outstanding shares of Choicetel, Inc. to the Company. The contribution was recorded as an adjustment to additional paid-in capital.

   In April, 1997 the shareholders approved an increase in the number of authorized shares of common stock from 2,000,000 with no par value to 15,000,000 with $.01 par value. The shareholders also approved the authorization of 5,000,000 shares of preferred stock with $.01 par value. The change in par value did not affect any existing rights of shareholders and has been recorded as an adjustment to additional paid-in capital and common stock. No shares of preferred stock were issued as of December 31, 1997.

   In November 1997, the Company completed the issuance of an additional 800,000 shares of common stock through a public offering, resulting in net proceeds (after deducting issuance costs) of $4,494,211. A portion of the proceeds were used to retire existing debt and debt acquired in the acquisition of Telco West, Inc.

3. Acquisitions:

   Telco West, Inc.:
     On January 2, 1997 the Company purchased a route of pay telephones in the Northwestern United States from Telco West, Inc. (Telco). The purchase price was approximately $3,400,000 and was financed primarily with bank and seller financing. The Company accounted for the acquisition using the purchase method and accordingly the results of operations of the Telco route are included in the consolidated financial statements since the date of acquisition.

                    CHOICETEL COMMUNICATIONS, INC. AND SUBSIDIARY

                        YEARS ENDED DECEMBER 31, 1997 AND 1996



3. Acquisitions (continued):

   Computer Assisted Technologies Inc.:
     On August 14, 1997 the Company purchased a route of pay telephones in Minnesota and Wisconsin from Computer Assisted Technologies, Inc. (CAT). The purchase price was approximately $2,400,000, subject to contingent compensation and adjustment, and was financed principally through the assumption of notes and leases in the aggregate of $1,115,545, issuance of stock in the amount of $744,960, and convertible seller financing in the amount of $350,000. The purchase agreement included contingent compensation in the form of additional stock should the Initial Public Offering price of the Company's common stock be less than $8.00 per share. The Company's opening price on November 21, 1997 was $7.00 per unit and accordingly the Company has recorded the equivalent of the additional compensation of $93,121 in accrued expenses.

     Prior to the closing of the purchase in August 1997, the Company entered into a Route Service Agreement (Agreement) with CAT on February 1, 1997 until such time CAT received approval of the sale from the Minnesota and Wisconsin Public Utilities Commissions. The Agreement provided for the servicing of the CAT pay phone route during the period up to closing. In exchange for a monthly lease fee the Company received all revenues derived from the route. The Company accounted for the CAT acquisition using the purchase method. The results of operations of the CAT route is included in the consolidated financial statements since the inception date of the Route Service Agreement through the date of acquisition. This constitutes substantially all of CAT's activity for 1997.

     Subsequent to the closing of the sale in August 1997, the Company determined that certain location agreements acquired in the sale may not be valid and therefore certain adjustments to the original purchase price are necessary. Additionally, the Company advanced monies to, and paid certain expenses of CAT during 1997 in excess of the required lease payments of the Route Service Agreement. Total amounts paid of $309,479 are included in the consolidated financial statements as other prepaid expenses. These potential adjustments have not been netted against the seller financing by the Company although management believes the adjustment to the purchase price and advances made substantially satisfy the $350,000 note payable.

                    CHOICETEL COMMUNICATIONS, INC. AND SUBSIDIARY

                        YEARS ENDED DECEMBER 31, 1997 AND 1996



3. Acquisitions (continued):

   The following summarized unaudited proforma information assumes the acquisition had occurred on January 1, 1996. Proforma information for the year ended December 31, 1997 has not been provided as the acquisitions occurred at or near the beginning of the period:

      Proforma information for year ended
        December 31, 1996:

                                      Telco             Pro Forma
                         Company      West      CAT    adjustments    Combined
                        --------    -------- --------  -----------   ----------
                                                 (Dollars in 000s)
Service revenue          $3,562     $2,664    $1,479                   $7,705
Cost of service           1,987      1,486       825                    4,298
                         ------     ------    ------                   ------
Gross margin              1,575      1,178       654                    3,407
                         ------     ------    ------                   ------
Selling, general and
 administrative
 expenses                   830        393       487                    1,710
Depreciation and
 amortization               365        307       158      $ 209         1,039
Interest expense            120         95       180        256           651
Sales tax contingency       865                   84                      949
                         ------     ------    ------      -----        ------
Income (loss) before
 income taxes              (605)       383      (255)      (465)         (942)

Provision for income
 taxes                       --      --           --         --            --

Pro forma provision
 for income taxes
 (credit)                              134        (9)                     125
                         ------     ------    ------      -----        ------
Pro forma net income
 (loss)                  $ (605)      $249    $ (246)     $(465)      $(1,067)
                         ------     ------    ------      -----        ------
                         ------     ------    ------      -----        ------
Pro forma net income
 (loss) per share        $ (.31)      $.13    $ (.13)     $(.24)      $  (.55)
                         ------     ------    ------      -----        ------
                         ------     ------    ------      -----        ------

The proforma amounts reflect the results of operations for the Company, the acquired businesses, and the following purchase acquisition adjustments for the period presented:

- Depreciation on fixed assets and amortization of contracts is based on the purchase price allocation.

- Elimination of historical interest expense on the acquired businesses as well as the addition of the incremental interest expense on additional debt that would have been incurred to finance the acquisition.

                     CHOICETEL COMMUNICATIONS INC. AND SUBSIDIARY

                        YEARS ENDED DECEMBER 31, 1997 AND 1996


4. Property and equipment:

                                                1997                1996
                                            ------------         -----------
   Phones and related equipment             $ 5,937,547          $2,373,199
   Accumulated depreciation                  (1,469,906)           (845,176)
                                            -----------          ----------
                                              4,467,641           1,528,023
                                            -----------          ----------

   Office equipment and improvements             96,860              66,548
   Accumulated depreciation                     (43,484)            (36,239)
                                            -----------          ----------
                                                 53,376              30,309
                                            -----------          ----------
                                            $ 4,521,017          $1,558,332
                                            -----------          ----------
                                            -----------          ----------

5. Notes payable:

                                                1997                1996
                                            ------------         -----------

   Note payable, shareholder, interest
   only at 8.5% through February 7, 1998,
   at which time the principal is due.
   Convertible to shares of common stock
   at $6.75 plus adjustment based on
   IPO price of stock.                         $350,000

   Line of credit, bank, $300,000,
   interest at 1.0% above the bank's
   prime rate (9.25% at December 31,
   1996) guaranteed by shareholders
   and secured by equipment.                                       $275,000

   Note payable, interest only payable
   monthly at 8.75%.  Due on demand.                                 50,000

   Note payable, interest only payable
   monthly at 12%.  Due on demand.                                   35,000
                                            -----------          ----------
                                               $350,000            $360,000
                                            -----------          ----------
                                            -----------          ----------

                    CHOICETEL COMMUNICATIONS, INC. AND SUBSIDIARY

                        YEARS ENDED DECEMBER 31, 1997 AND 1996



6. Long-term debt:

                                                1997                1996
                                            ------------         -----------

   Note payable, Telco, due in monthly
   installments of $21,342 including
   interest at 10% through July 2001,
   secured by equipment.                     $  753,452

   Note payable, Telco, due in monthly
   installments of $3,042 including
   interest at 10% through April 1998,
   at which time the remaining principal
   is due, secured by equipment.                364,884

   Note payable, Telecapital, due in
   monthly installments of $4,452
   including interest at 14.5% through
   April 2002, secured by equipment.            169,069

   Capital leases, interest at 9.5%             825,881

   Note payable, interest only payable
   monthly at 12% through April 1997.
   Thereafter due in monthly installments
   of $2,354 including interest.                                   $ 50,000

   Notes payable, interest only payable
   monthly at 12%  with various maturing
   dates from March 1997 through December
   1997.                                                            150,000

   Note payable, interest at 12% compounded
   quarterly.  Interest due on demand.                               67,926

   Note payable, bank, due in monthly
   installments of $6,000 plus interest
   at 1.25% above bank's prime rate (9.5%
   at December 31, 1996).                                           396,279

   Note payable, bank, due in monthly
   installments of $2,381 plus interest
   at 1.25% above prime rate (9.5% at
   December 31, 1996).                                              171,428
                                            ------------         -----------
                                              2,113,286             835,633
   Less current portion                         843,301             265,931
                                            ------------         -----------
                                             $1,269,985            $569,702
                                            ------------         -----------
                                            ------------         -----------

                    CHOICETEL COMMUNICATIONS, INC. AND SUBSIDIARY

                        YEARS ENDED DECEMBER 31, 1997 AND 1996




6. Long-term debt (continued):

   At December 31, 1996, notes with shareholders and shareholder family members included in long-term debt and notes payable amounted to $135,000. Interest expense on these notes was approximately $15,000 and $10,000 in 1997 and 1996, respectively.

   Included in interest expense for 1997 is approximately $200,000 of interest paid to Computer Assisted Technologies, Inc. during the Route Service Agreement period.

   Future maturities of long-term debt are as follows:


                    Year ending December 31,                 Amount
                   -------------------------               ----------
                             1998                          $  843,301
                             1999                             559,112
                             2000                             505,455
                             2001                             191,828
                             2002                              13,590
                                                           ----------
                                                           $2,113,286
                                                           ----------
                                                           ----------

7. Commitments and contingency:

   Phone locations:
     The Company rents phone locations from merchants and property owners under varying lease terms, usually seven years, generally cancelable by the Company upon 15 days notice.

   Consulting agreement:
     The Company paid a director/shareholder $24,000 and $18,000 for certain consulting services in 1997 and 1996, respectively.

   Leases:
     Operating leases:
       The Company leases its offices in Minnesota and Oregon under operating leases expiring through May 2000. The leases have renewal options and require the Company to pay certain common area costs and real estate taxes. Rent expense under the leases was $39,831 and $18,821 for the years ended December 31, 1997 and 1996, respectively.

                    CHOICETEL COMMUNICATIONS, INC. AND SUBSIDIARY

                        YEARS ENDED DECEMBER 31, 1997 AND 1996



7. Commitments and contingency (continued):

      Future minimum lease payments are as follows:


      Year ending December 31,                 Amount
      ------------------------               ----------
               1998                           $ 43,345
               1999                             45,388
               2000                             19,295
                                             ----------
                                              $108,028
                                             ----------
                                             ----------

     Capital leases:
       The cost of equipment, included in property and equipment, acquired under capital leases and the related accumulated depreciation at December 31, 1997, is as follows:


       Cost                                   $934,856
       Less accumulated depreciation            55,646
                                             ----------
                                              $879,210
                                             ----------
                                             ----------

       The future minimum lease payments under capital leases and their net present value are as follows:

                                               Amount
                                             ----------
       Total future minimum lease
        payments, payable in:
               1998                           $341,426
               1999                            355,158
               2000                            241,970
                                             ----------
                                               938,554
       Less amounts representing interest      112,673
                                             ----------
       Present value of future minimum
        lease payments                        $825,881
                                             ----------
                                             ----------


                    CHOICETEL COMMUNICATIONS, INC. AND SUBSIDIARY

                        YEARS ENDED DECEMBER 31, 1997 AND 1996



7. Commitments and contingency (continued):

   Dial-around compensation:
     The Company has recognized revenue for dial-around compensation based upon rates for such compensation set by the Federal Communication Commission (FCC). In July, 1997 the U.S. Court of Appeals ruled that the rate set by the FCC was inappropriate and needed to be reexamined. The FCC solicited comments on this matter on August 5, 1997 and on October 9, 1997 issued an order establishing a dial-around rate for the two year period commencing October 6, 1997. The FCC indicated that it planned to address dial-around compensation for the period from November 6, 1996 through October 6, 1997 in a subsequent order and tentatively concluded that the $0.284 per call rate adopted on a going forward basis should also govern compensation during the period from November 6, 1996 through October 6, 1997. This would be approximately $37 per phone per month. There can be no assurance when the FCC will issue another order regarding the rate of dial-around compensation, what that order will determine, whether such order will be appealed, and what the determination would be upon any appeal. Accordingly, the Company has reduced its rate for recognizing revenue to the previous rate of $6.00 per phone per month effective January 1, 1997 through October 6, 1997. The change in estimate resulted in an accrual of a $351,000 liability at December 31, 1997 to reflect an estimated liability for the period from November 6, 1996 to October 6, 1997. Effective October 7, 1997, the Company began recognizing dial-around revenue at approximately $37 per phone per month. The setting of lower dial-around rates could have a material effect on the Company's results of operations.

   Sales tax contingency:
     After an original contact by ChoiceTel Communications, Inc., the Minnesota Department of Revenue conducted an audit of the Company's revenues for calculation of sales taxes the department asserts are due on telephone receipts. While the Company does not believe its coin receipts are subject to sales tax and has notified the Minnesota Department of Revenue of its position, it may have to assert its position in the Minnesota courts in order to prevail. The financial statements include an accrual management believes is sufficient to cover this contingency.

                    CHOICETEL COMMUNICATIONS, INC. AND SUBSIDIARY

                        YEARS ENDED DECEMBER 31, 1997 AND 1996




8. Stock options and warrants:
   On April 11, 1997, the Company's Board of Directors adopted the 1997 Long-Term Incentive and Stock Option Plan (the "Plan"). The Plan provides for the issuance of incentive stock options and non-qualified stock options to key employees and directors of the Company. The total number of shares of common stock authorized and reserved for issuance under the Plan is 100,000 shares. The exercise price for each incentive stock option granted under the Plan may not be less than the fair market value of the common stock on the date of the grant, unless, in the case of incentive stock options, the optionee owns greater than 10% of the total combined voting power of all classes of capital stock of the Company, in which case the exercise price may not be less than 110% of the fair market value of the common stock on the date of the grant. The exercise price for each non-qualified option may not be less than 85% of the fair market value of the common stock on the date of grant. Unless otherwise determined by the Board, incentive options granted under the Plan have a maximum duration of 10 years, non-qualified options and awards have a maximum duration of 15 years. Vesting is based on such terms and conditions as the Board shall determine. As of December 31, 1997, no options have been granted under the plan.

   During 1997 the Company granted to certain employees options to purchase 60,000 shares and to non-employees options to purchase 12,500 shares of the Company's common stock. Utilizing the Black Scholes option pricing model the Company determined that the fair value of options granted during 1997 would not have effected net loss or loss per share as reported, and accordingly, the Company has not provided proforma income and earnings per share information.

                    CHOICETEL COMMUNICATIONS, INC. AND SUBSIDIARY

                        YEARS ENDED DECEMBER 31, 1997 AND 1996



8. Stock options and warrants (continued):

   Information with respect to options outstanding as of December 31, 1997, is summarized as follows:

                               1997                      1996
                      ------------------------   ----------------------
                                    Weighted-               Weighted-
                                     average                 average
                                    exercise                exercise
                        Shares       price        Shares      price
                      ----------   -----------  ---------- -----------
Outstanding at
 beginning of year       50,000      $1.50         50,000     $1.50

Granted                  72,500       5.90
Exercised
Forfeited
                      ----------                ----------
Outstanding at
 end of year            122,500      $4.10         50,000     $1.50
                      ----------   -----------  ---------- -----------
                      ----------   -----------  ---------- -----------
Options exercisable
 at year end             92,500                    50,000

Weighted average
 remaining life        2 years                  1.8 years


In connection with the public offering of its stock the Company has outstanding the following warrants:

                                                  Weighted average
                                       1997        exercise price
                                    -----------   -----------------
Issued as part of units in
 offering                             800,000           $9.50

Granted to Underwriter                160,000            8.95
                                    ---------
Outstanding at end of year            960,000           $9.40
                                    ---------           -----
                                    ---------           -----
Warrants exercisable at year
 end                                  800,000

Weighted average remaining
 life                               4.9 years


                    CHOICETEL COMMUNICATIONS, INC. AND SUBSIDIARY

                        YEARS ENDED DECEMBER 31, 1997 AND 1996



8. Stock options and warrants (continued):

   The warrants granted to the Underwriter consist of one warrant for 80,000 units at $8.40 per unit and is not exercisable until one year after the date the registration statement is declared effective. Each unit contains a warrant that entitles the holder to purchase at any time one share of common stock at an exercise price of $9.50. The warrants expire November 2002. Additionally, the Underwriter was granted an option to purchase 120,000 units as an over allotment that expired 45 days after the initial public offering in November, 1997. The option was outstanding as of December 31, 1997.

9. Income taxes:

   On January 1, 1997 the Company terminated its status to be treated as an "S" corporation. The provision for income taxes is as follows:

                                                   1997
                                                -----------
             Current, state                     $   2,000
             Deferred:
               Federal                            (90,000)
               State                              (16,000)
             Effect of change in tax status       (46,000)
                                                ---------
                                                $(150,000)
                                                ---------
                                                ---------

   A reconciliation between the statutory federal income tax rates to the Company's effective tax rate is as follows:

                                                   1997
                                                ----------
             Statutory federal tax rate            33.0%

             State taxes (net of federal
               tax benefit)                         3.6%

             Effect of change in tax status        16.2%
                                                -------
             Effective tax rate                    52.8%
                                                -------
                                                -------

   A reconciliation for 1996 has not been presented as there was no provision for income taxes.

                    CHOICETEL COMMUNICATIONS, INC. AND SUBSIDIARY

                        YEARS ENDED DECEMBER 31, 1997 AND 1996



9. Income taxes (continued):

   The deferred tax asset and deferred tax liability consists of the following at December 31, 1997:


   Deferred tax asset:
     Sales tax contingency                         $444,000
     Employee benefits                               17,000
     Accrued dial-around compensation               140,000
                                                   --------
                                                   $601,000
                                                   --------
                                                   --------
   Deferred tax liability:
     Depreciation                                  $448,000
     Amortization                                     1,000
                                                   --------
                                                   $449,000
                                                   --------
                                                   --------

    Utilization of the deferred tax asset of $601,000 disclosed above is dependent on future taxable profits in excess of profits arising from existing taxable temporary differences. Although there was a reported loss for the year ended December 31, 1997 the assets have been recognized based on management's estimate of future taxable income.

10. Financial instruments:

    The Company's financial instruments recorded on the balance sheet include cash and short-term investments, accounts receivable, notes and accounts payable and debt. Because of their short maturity, the carrying amount of cash, short-term investments, accounts receivable and notes and accounts payable approximates fair value. Fair value of long-term debt approximates recorded value based on rates available to the Company for similar terms and maturities.

11. Reclassification:

    Certain reclassifications have been made to the 1996 financial statements in order to conform with the 1997 presentation.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

         The information concerning the Directors, Executive Officers, Promoters and Control Persons is set forth in the Company's definitive Proxy Statement to be delivered to stockholders in connection with the Company's Annual meeting of Stockholders to be held on May 27, 1998 (the "Proxy Statement") under the headings "Election of Directors" and "Executive Officers", which information is incorporated herein by reference to the Proxy Statement which the Company intends to file with the Securities and Exchange Commission by April 30, 1998. The information regarding compliance with
Section 16(a) of the Securities Exchange Act of 1934 is set forth in the Proxy Statement under the heading "Section 16(a) Beneficial Ownership Reporting Compliance", which information is incorporated herein by reference.

ITEM 10. EXECUTIVE COMPENSATION

         The information concerning executive compensation is set forth in the Proxy Statement under the heading "Executive Compensation", which information is incorporated herein by reference.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information concerning security ownership of certain beneficial owners and management is set forth in the Proxy Statement under the heading "Beneficial Ownership of Common Stock", which information is incorporated herein by reference.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information concerning certain relationships and related transaction is set forth in the Proxy Statement under the heading "Certain Transactions", which information is incorporated herein by reference.

                                     PART IV

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      EXHIBITS.  SEE "EXHIBIT INDEX" ON PAGE FOLLOWING SIGNATURES.

(b)      REPORTS ON FORM 8-K

         The Company filed reports on Form 8-K on December 19, 1997 announcing the execution of a letter of intent to acquire Sine Communications, Inc. and on December 29, 1997 reporting the Company's financial results for the third quarter ended September 30, 1997.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          CHOICETEL COMMUNICATIONS, INC.

                                          Date: March 27, 1998
                                          By  /s/ Gary S. Kohler
                                            -------------------------------
                                                 Gary S. Kohler

     Chairman of the Board of Directors

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Power of Attorney

     Each person whose signature appears below constitutes and appoints JEFFREY R. PALETZ and JACK S. KOHLER as his true and lawful attorneys-in-fact and agents, each acting alone, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-KSB and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, each acting alone, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all said attorneys-in-fact and agents, each acting alone, or his substitute or substitutes, may lawfully do or cause to be done by virtue thereof.

SIGNATURE                              TITLE                       DATE

       /s/ Gary S. Kohler
-----------------------------------   Director                   March 27, 1998
         Gary S. Kohler

      /s/ Jeffrey R. Paletz
-----------------------------------   President and Director     March 27, 1998
         Jeffrey R. Paletz

        /s/ Melvin Graf
-----------------------------------   Executive Vice President   March 27, 1998
           Melvin Graf                and Director

       /s/ Jack S. Kohler
-----------------------------------   Financial Officer          March 27, 1998
       Jack S. Kohler

         /s/ Dustin Elder
-----------------------------------   Vice President             March 27, 1998
         Dustin Elder

       /s/ Robert A. Hegstrom
-----------------------------------   Director                   March 27, 1998
       Robert A. Hegstrom

        /s/ Michael Wigley
-----------------------------------   Director                  March 27, 1998S
        Michael Wigley

                     SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C.

                       EXHIBIT INDEX TO FORM 10-KSB
                                   OF
                      CHOICETEL COMMUNICATIONS, INC.

                For the Fiscal Year Ended December 31, 1998

                     Commission File Number: 0-230 17

EXHIBIT
  NO.       DESCRIPTION
--------    -----------
3.1         Amended and Restated Articles of Incorporation
            (incorporated by reference to Exhibit 3.1 of the
            Registrant's Registration Statement on Form SB-2;
            Registration No. 333-29969)

3.2 Bylaws (incorporated by reference to Exhibit 3.2 of the Registrant's Registration Statement on Form SB-2;
            Registration No. 333-29969)

4.1         Specimen Certificate representing the Common Stock
            (incorporated by reference to Exhibit 4.1 of the Registrant's Registration Statement on Form SB-2;
            Registration No. 333-29969)

4.2         Form of Redeemable Warrant Agreement with Norwest Bank
            Minnesota, National Association, including certificate representing the Redeemable Warrants (incorporated by reference to Exhibit 4.2 of the Registrant's
            Registration Statement on Form SB-2; Registration
            No. 333-29969)

10.1*       1997 Long-Term Incentive and Stock Option Plan
            (incorporated by reference to Exhibit 10.1 of the Registrant's Registration Statement on Form SB-2;
            Registration No. 333-29969)

10.2        Lease Agreement (incorporated by reference to Exhibit
            10.2 of the Registrant's Registration Statement on Form
            SB-2; Registration No. 333-29969)

10.3*       Bonus Program (incorporated by reference to Exhibit
            10.3 of the Registrant's Registration Statement on Form
            SB-2; Registration No. 333-29969)

10.4        Amended and Restated Loan Agreement with National City
            Bank, dated as of January 2, 1997 (incorporated by reference to Exhibit 10.4 of the Registrant's
            Registration Statement on Form SB-2; Registration
            No. 333-29969)

10.5        Promissory Note payable to Serence Paletz, dated April
            10, 1995 (incorporated by reference to Exhibit 10.5 of the Registrant's Registration Statement on Form SB-2;
            Registration No. 333-29969)

10.6        Promissory Note payable to William Opsahl, dated April 18,
            1995 (incorporated by reference to Exhibit 10.6 of the Registrant's Registration Statement on Form SB-2;
            Registration No. 333-29969)

10.7        Promissory Note payable to Miriam Graf, dated November 3,
            1995 (incorporated by reference to Exhibit 10.7 of the Registrant's Registration Statement on Form SB-2;
            Registration No. 333-29969)

10.8        Promissory Note payable to William Opsahl, dated
            December 2, 1995 (incorporated by reference to Exhibit 10.8 of the Registrant's Registration Statement on Form SB-2;
            Registration No. 333-29969)

10.9        Promissory Note payable to Ronald M. Gross and Elaine
            Weitzman, dated December 7, 1995 (incorporated by reference to Exhibit 10.9 of the Registrant's
            Registration Statement on Form SB-2; Registration
            No. 333-29969)

10.10       Promissory Note payable to William B. Topp and Norma
            Topp, dated July 7, 1996 (incorporated by reference to
            Exhibit 10.10 of the Registrant's Registration
            Statement on Form SB-2; Registration No. 333-29969)

10.11       Promissory Note payable to The Topp Family Trust, dated
            July 27, 1996 (incorporated by reference to Exhibit
            10.11 of the Registrant's Registration Statement on
            Form SB-2; Registration No. 333-29969)

10.12       Agreement for Sale and Purchase of Business Assets with
            Telco West, Inc. ("Telco"), dated January 2, 1997
            (incorporated by reference to Exhibit 10.12 of the Registrant's Registration Statement on Form SB-2;
            Registration No. 333-29969)

10.13       Installment Collateral Note payable to Telco, dated
            January 2, 1997 (incorporated by reference to Exhibit
            10.13 of the Registrant's Registration Statement on
            Form SB-2; Registration No. 333-29969)

10.14       Installment Collateral Note payable to Telco, dated
            January 2, 1997 (incorporated by reference to Exhibit
            10.14 of the Registrant's Registration Statement on
            Form SB-2; Registration No. 333-29969)

10.15       Agreement for Sale and Purchase of Assets with Computer
            Assisted Technologies, Inc. ("CAT"), dated as of March
            14, 1997 (incorporated by reference to Exhibit 10.15 of the Registrant's Registration Statement on Form SB-2;
            Registration No. 333-29969)

10.16       Route Service Agreement with CAT, dated as of February
            1, 1997 (incorporated by reference to Exhibit 10.16 of the Registrant's Registration Statement on Form SB-2;
            Registration No. 333-29969)

10.17* Employment Agreement with Jeffrey R. Paletz, dated as of April 15, 1997 (incorporated by reference to Exhibit
            10.17 of the Registrant's Registration Statement on
            Form SB-2; Registration No. 333-29969)

10.18*      Employment Agreement with Melvin Graf, dated as of
            April 15, 1997 (incorporated by reference to Exhibit
            10.18 of the Registrant's Registration Statement on
            Form SB-2; Registration No. 333-29969)

10.19*      Employment Agreement with Jack S. Kohler, dated as of
            April 15, 1997 (incorporated by reference to Exhibit
            10.19 of the Registrant's Registration Statement on
            Form SB-2; Registration No. 333-29969)

10.21       Agreement for Service Resale with U.S. West
            Communications, Inc., undated (incorporated by reference to Exhibit 10.21 of the Registrant's
            Registration Statement on Form SB-2; Registration
            No. 333-29969)

21 Subsidiary of ChoiceTel Communications, Inc. (incorporated by reference to Exhibit 21 of the Registrant's Registration
            Statement on Form SB-2; Registration No. 333-29969)

24          Power of Attorney (included on the signature page of this Form 10-KSB)

27 Financial Data Schedule (filed with electronic version only)

_____________
*   Management contract or compensatory plan or arrangement.