Form 10-Q
period 1998-03-31
CHOICETEL COMMUNICATIONS INC /MN/
filed 1998-05-15
CIK 1031927

                                       FORM 10-Q

                          SECURITIES AND EXCHANGE COMMISSION

                                 Washington, DC 20549

     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   March 31, 1998
                               -----------------
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

                        CHOICETEL COMMUNICATIONS, INC.

                               FORM 10-Q INDEX
                                 MAY 15, 1998




Part I:   Financial Information

Item 1.   Financial Statements

     Consolidated Balance Sheet - December 31, 1997 and March 31, 1998

     Consolidated Statements of Operations - Three months ended March 31, 1997 and 1998

     Consolidated Statements of Cash Flows - Three months ended March 31, 1997 and 1998

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


Date: May 15, 1998


By:
/s/ Jack S. Kohler
---------------------------------------

Jack S. Kohler
Vice President and Chief Financial Officer

                 CHOICETEL COMMUNICATIONS, INC. AND SUBSIDIARY
                            CONSOLIDATED BALANCE SHEET
                DECEMBER 31, 1997 AND MARCH 31, 1998 (UNAUDITED)

                                                     DECEMBER 31,   MARCH 31,
                                                     ------------  -----------
                                                          1997        1998
                                                     ------------  -----------
                        ASSETS
Current assets:
  Cash ............................................   $   343,705  $   285,085
  Short-term investments ..........................     1,151,215      637,329
  Accounts receivable .............................       575,313      837,829
  Prepaid:
    Rent ..........................................        93,357       76,897
    Other .........................................       458,509     304,613
  Deferred taxes                                          601,000      601,000
                                                      -----------  -----------
      Total current assets ........................     3,223,099    2,742,753
                                                      -----------  -----------

  Property and equipment, net .....................     4,521,017    4,378,540

Other assets:
  Prepaid rents ...................................        92,179      119,550
  Rental agreements, net of accumulated
    amortization of $355,412 at Dec. 1997,
    and $258,717 at March 1998.....................     3,212,450    3,134,456
                                                      -----------  -----------
                                                        3,304,629    3,254,006
                                                      -----------  -----------
                                                      $11,048,745  $10,375,299
                                                      -----------  -----------
      LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Checks outstanding in excess of bank balance        $   139,239
  Notes payable ...................................       350,000  $   350,000
  Current portion of long-term debt ...............       843,301      841,156
  Accounts payable ................................        48,000       39,765
  Accrued expenses ................................     2,116,142    2,004,823
                                                      -----------  -----------
    Total current liabilities .....................     3,496,682    3,235,744

Long-term liabilities:
  Deferred taxes                                          449,000      449,000
  Long-term debt, net of current portion ..........     1,269,985      794,667
                                                      -----------  -----------
                                                        1,718,985    1,243,667

Shareholders' equity ..............................     5,833,078    5,895,888
                                                      -----------  -----------
                                                      $11,048,745  $10,375,299
                                                      -----------  -----------
                                                      -----------  -----------


               See notes to consolidated financial statements.

              CHOICETEL COMMUNICATIONS, INC. AND SUBSIDIARY
                  CONSOLIDATED STATEMENTS OF OPERATIONS
          THREE MONTHS ENDED MARCH 31, 1997 AND 1998 (UNAUDITED)

                                                         THREE MONTHS ENDED
                                                             MARCH 31,
                                                     -------------------------
                                                         1997          1998
                                                     ------------  -----------
Service revenue ...........................          $  1,328,362  $ 1,983,681
Cost of service ...........................               802,091      931,661
                                                     ------------  -----------
Gross margin ..............................               526,271    1,051,839
                                                     ------------  -----------
Selling, general and admin:
  Salary and benefits .....................               248,488      368,233
  Travel and related ......................                26,123       42,042
  Office and overhead .....................                76,868      153,160
                                                     ------------  -----------
                                                          351,494      563,435
Depreciation and amortization .............               208,445      291,497
Interest ..................................               143,034       40,485
Sales tax contingency .....................                51,075       69,709
                                                     ------------  -----------
                                                          754,048      965,126
                                                     ------------  -----------
Income (loss) before income taxes .........              (227,777)      86,713
Provision for income taxes                                (91,111)      34,685
                                                     ------------  -----------
Net income (loss)..........................           $  (136,666) $    52,028
                                                     ------------  -----------
                                                     ------------  -----------
Per share net income (loss)................           $     (0.07) $      0.02
                                                     ------------  -----------
                                                     ------------  -----------
Shares outstanding-weighted average                     1,948,489    2,915,006
Per share diluted net income                                       $      0.02
                                                                   -----------
                                                                   -----------
Shares outstanding - diluted                                         2,943,577


               See notes to consolidated financial statements.

                   CHOICETEL COMMUNICATIONS, INC. AND SUBSIDIARY
                       CONSOLIDATED STATEMENTS OF CASH FLOWS
               THREE MONTHS ENDED MARCH 31, 1997 AND 1998 (UNAUDITED)

                                                   THREE MONTHS ENDED MARCH 31
                                                   ---------------------------
                                                        1997          1998
                                                   -------------  ------------
Cash flows from operating activities:
  Net (loss) income ..............................  $   (136,666)  $    52,028
  Adjustments to reconcile net (loss) income
    to net cash provided by operating activities:
  Depreciation and amortization ..................       208,445       291,497
  Changes in operating assets and liabilities
    (Increase) decrease in:
      Accounts receivable ........................       (31,437)     (262,516)
      Prepaid rent and other. ....................      (183,332)       14,528
    Increase (decrease) in:
      Accounts payable ...........................        75,668        (8,235)
      Accrued expenses ...........................        91,760      (111,319)
      Unearned line charge received ..............       (11,358)
                                                    ------------   -----------
Net cash provided by (used in) operating
  activities......................................        13,080       (24,017)
                                                    ------------   -----------
Cash flows used in investing activities:
  Purchase of equipment and rental contracts .....    (3,831,141)      (71,026)
  Sales of short-term investments.................                     513,886
                                                    ------------   -----------
Net cash (used in) provided from
  investing activities............................    (3,831,141)      442,860
Cash flows from financing activities:
  Proceeds from
    Issuance of:
      Long-term debt .............................     1,206,500
      Common stock ...............................        10,000
    Collections of subscription receivable .......         5,990
    Principal payments on long-term debt .........      (556,114)     (477,463)
    Net change in notes payable ..................     2,625,000
                                                    ------------   -----------
    Net cash provided by financing activities ....     3,291,376      (477,463)
                                                    ------------   -----------
Net increase (decrease) in cash ..................      (526,685)     ( 58,620)
Cash, beginning balance ..........................       875,150       343,705
                                                    ------------   -----------
Cash, ending balance .............................  $    348,465   $   285,085
                                                    ------------   -----------
                                                    ------------   -----------
Supplemental disclosure of cash flow information:
  Cash paid for interest                            $    143,034   $    54,284
                                                    ------------   -----------
                                                    ------------   -----------


                 See notes to consolidated financial statements.

                CHOICETEL COMMUNICATIONS, INC. AND SUBSIDIARY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       YEAR ENDED DECEMBER 31, 1997 AND
              THREE MONTH PERIOD ENDED MARCH 31 1998 (UNAUDITED)

1.   NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

PRINCIPLES OF COMBINATION:

The consolidated financial statements include the accounts of ChoiceTel Communications, Inc (formerly Intelliphone, Inc.) and its wholly owned subsidiary Choicetel, Inc., after elimination of all material intercompany transactions.

NATURE OF BUSINESS:
     Intelliphone, Inc. was incorporated in October 1989 and changed its name to ChoiceTel Communications, Inc. in April 1997. The Company provides coin operated telephone service in ten states, however, revenue is generated predominately in Minnesota and Oregon.

     Choicetel, Inc. was incorporated in 1995 and was dormant until June 1996 when operations began. Choicetel is a CLEC and resells local telephone service to pay telephone owners in Minnesota. Choicetel's largest customer is ChoiceTel Communications.

SHORT-TERM INVESTMENTS
     The Company classifies all of its marketable securities, consisting of U.S. Treasury Bills, as available-for-sale. Available-for-sale securities are carried at fair value, with the unrealized gains and losses, net of income taxes, reported as a component of shareholders' equity.

PROPERTY AND EQUIPMENT AND DEPRECIATION METHODS:
     Property and equipment, consisting principally of coin operated telephones, are stated at cost. Depreciation is being provided by the straight-line method over the estimated useful lives, principally seven years, of the related assets. Phone locations are evaluated by management to determine if their carrying amounts have been impaired. No reductions for impaired assets have occurred.

PREPAID RENTS:
     Prepaid rents represent incentives paid to property owners to secure long term phone location agreements at such sites and are being amortized as consumed per the phone location agreement.

RENTAL AGREEMENTS:
     Rental agreements consist of the purchase price paid for phone location agreements in excess of the purchase price of the related equipment on site and are amortized on a straight line basis over the estimated remaining life of the rental agreements, currently ranging from five to twelve years.

INCOME TAXES:
     Prior to 1997 ChoiceTel Communications, Inc. and Choicetel, Inc., were "S" corporations under the Internal Revenue Code. Instead of paying corporate income taxes, the shareholders of an "S" corporation are taxed individually on their proportionate share of the Company's taxable income or loss.

     Effective January 1997, ChoiceTel Communication's "S" corporation status terminated and it became subject to federal and state income taxes.

STOCK-BASED COMPENSATION:
     Prior to January 1, 1996, the Company accounted for its stock options in accordance with the provisions of Accounting Principles Board Opinion No. 25 (APB No. 25), ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES. As such, compensation expense was recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. On January 1, 1996, the Company adopted SFAS No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION (SFAS No.
123), which permits entities to recognize as expense over the vesting period the fair value of all stock-based award on the date of grant. Alternatively, SFAS No. 123 allows entities to continue to apply the provisions of APB No. 25 and provide pro forma net income disclosures for employee stock option grants as if the fair-value based method defined in SFAS No. 123 had been applied. The Company has elected to continue to apply the provisions of APB No. 25 and provide the pro forma disclosure provisions of SFAS No. 123.

NET INCOME (LOSS) PER SHARE:
     Basic net income (loss) per share is computed on the basis of the number of shares of common stock outstanding during the period. Diluted net income per share includes the effect of options, warrants, and a convertible note. Diluted net loss per share is not included as it is antidilutive.

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

In November 1997, the Company completed an initial public offering of 800,000 Units at an offering price of $7.00 per Unit. Each Unit consisted of one share of Common Stock and one Redeemable Warrant. The Company received net proceeds of approximately $4,499,000 after the payment of approximately $1,101,000 in related underwriting fees and offering costs. A portion of the proceeds were used to retire existing debt and debt acquired in the acquisition of Telco Northwest.

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

Computer Assisted Technologies Inc.:
On August 14, 1997 the Company purchased a route of pay telephones in Minnesota and Wisconsin from Computer Assisted Technologies, Inc. (CAT). The purchase price was approximately $2,400,000, subject to contingent compensation and adjustment, and was financed principally through the assumption of notes and leases in the aggregate of $1,115,545, issuance of stock in the amount of $744,960, and convertible seller financing in the amount of $350,000. The purchase agreement included contingent compensation in the form of additional stock should the Initial Public Offering price of the Company's common stock be less the $8.00 per share. The Company's opening price on November 21, 1997 was $7.00 per unit and accordingly the Company has recorded the equivalent of the additional compensation of $93,121 in accrued expenses.

Prior to the closing of the purchase in August 1997 the Company entered into a Route Service Agreement (Agreement) with CAT effective from February 1, 1997 until such time as CAT received approval of the sale from the Minnesota Public Utilities Commission. The Agreement provided for the servicing of the CAT pay phone route during the period up to closing. In exchange for a monthly lease fee the Company received all revenues derived from the route. The Company accounted for the CAT acquisition using the purchase method. The results of operations of the CAT route is included in the consolidated financial statements since the inception date of the Route Service Agreement through the date of acquisition. This constitutes substantially all of CAT's activity for 1997.

4.   PROPERTY AND EQUIPMENT:

                                              1997                   1998
                                              ----                   ----
Phones and related equipment               $5,937,547             $5,990,756
Accumulated depreciation                   (1,469,906)            (1,678,059)
                                           ----------             ----------
                                            4,467,641              4,312,697

Office equipment and improvements              96,860                114,676
Accumulated depreciation                      (43,484)               (48,833)
                                           ----------             ----------
                                               53,376                 65,843
                                           ----------             ----------
                                           $4,521,017             $4,378,540
                                           ----------             ----------
                                           ----------             ----------

5.   NOTES PAYABLE:

                                              1997                   1998
                                              ----                   ----
Note payable, shareholder, interest          $350,000               $350,000
only at 8.5%.  Convertible to shares
of common stock at $6.75 plus
adjustment based on IPO price of stock.
                                           ----------             ----------
                                             $350,000               $350,000
                                           ----------             ----------
                                           ----------             ----------

6.   LONG-TERM DEBT:

                                                              1997                   1998
                                                              ----                   ----
Note payable, Telco, due in monthly installments
of $21,342 including interest at 10% through
July 2001, secured by equipment.                             $753,452               $707,883

Note payable, Telco, due in monthly installments
of $3042 including interest at 10% through April
1998, at which time the remaining principal is due,
secured by equipment.                                         364,884

Note payable, Telecapital, due in monthly
installments of $4452 including interest at 14.5%
through April 2002, secured by equipment.                     169,069                161,801

Capital leases, interest at 9.5%                              825,881                766,139
                                                           ----------             ----------
                                                            2,113,286              1,635,823
Less current portion                                          843,301                841,156
                                                           ----------             ----------
                                                           $1,269,985             $  794,667

Included in interest expense for 1997 is approximately $200,000 of interest paid to Computer Assisted Technologies, Inc. during the Route Service Agreement period.

Future maturities of long-term debt are as follows:

         Year ending December 31                            Amount
         -----------------------                            ------
                  1998                                     $465,838
                  1999                                      559,112
                  2000                                      505,455
                  2001                                       91,828
                  2002                                       13,590
                                                         ----------
                                                         $1,635,823
                                                         ----------

7.   COMMITMENTS AND CONTINGENCY:
Phone locations:
 The Company rents phone locations from merchants and property owners under varying lease terms, usually seven years, generally cancelable by the Company upon 15 days notice.

Consulting agreement:
 The Company paid a director/shareholder $24,000 and $6,000 for certain consulting services in 1997 and 1998, respectively.

Leases:
Operating leases:
The Company leases its offices in Minnesota and Oregon under operating leases expiring through May 2000. The leases have renewal options and require the Company to pay certain common area costs and real estate taxes. Rent expense under the leases was $39,831 for the years ended December 31, 1997.

Future minimum lease payments are as follows:

       Year ending December 31,                    Amount
       ------------------------                   --------
               1998                                $43,345
               1999                                 45,388
               2000                                 19,295
                                                  --------
                                                  $108,028
                                                  --------

Capital leases:
The cost of equipment, included in property and equipment, acquired under capital leases and the related accumulated depreciation at December 31, 1997, is as follows:

Cost                                              $934,856
Less accumulated depreciation                       55,646
                                                  --------
                                                  $879,210
                                                  --------

The future minimum lease payments under capital leases and their net present value are as follows:

Total future minimum lease payments, payable in:

                   1998                          $341,426
                   1999                           355,158
                   2000                           241,970
                                                 --------
                                                  938,554
Less amounts representing interest                112,673
                                                 --------
Present value of future minimum lease payments   $825,881
                                                 --------

Dial-around compensation:
 The Company has recognized revenue for dial-around compensation based upon rates for such compensation set by the Federal Communications Commission
(FCC). In July, 1997 the U.S. Court of Appeals ruled that the rate set by the FCC was inappropriate and needed to be reexamined. The FCC solicited comments on this matter and on October 9, 1997 issued an order reestablishing a dial-around rate for the two year period commencing October 6, 1997. The FCC indicated that it planned to address dial-around compensation for the period from November 6, 1996 through October 6, 1997 in a subsequent order. There can be no assurance when the FCC will issue another order regarding the rate of dial-around compensation, what that order will determine, whether such order will be appealed, and what the determination would be upon any appeal. Accordingly, the Company has reduced its rate for recognizing revenue to the previous rate of $6.00 per phone per month for the period of January 1, 1997 through October 6, 1997. The change in estimate resulted in an accrual of a $351,000 liability at December 31, 1997 to reflect an estimated liability for the period from November 6, 1996 to October 6, 1997. Effective October 7, 1997, the Company began recognizing dial around revenue at $37.20 per phone per month, and effective January 1, 1998 lowered the rate further to $29.82 per phone per month. The setting of lower dial-around rates by the FCC could have a material effect on the Company's results of operations.

Sales tax contingency:

     After an original contact by ChoiceTel Communications, Inc., the Minnesota Department of Revenue conducted and audit of the Company's revenues for calculation of sales taxes the department asserts are due on telephone receipts. While the Company does not believe its coin receipts are subject to sales tax and has notified the Minnesota Department of Revenue of its position, it may have to assert its position in the Minnesota courts in order to prevail. The financial statements include an accrual management believes is sufficient to cover this contingency.

8.   STOCK OPTIONS AND WARRANTS:

     On April 11, 1997, the Company's Board of Directors adopted the 1997 Long-term Incentive and Stock Option Plan (the "Plan"). The Plan provides for the issuance of incentive stock options and non-qualified stock options to key employees and directors of the Company. The total number of shares of common stock authorized and reserved for issuance under the Plan is 100,000 shares. The exercise price for each incentive stock option granted under the Plan may not be less than the fair market value of the common stock on the date of the grant, unless, in the case of incentive stock options, the optionee owns greater than 10% of the total combined voting power of all classes of capital stock of the Company, in which case the exercise price may not be less than 110% of the fair market value of the common stock on the date of the grant. The exercise price for each non-qualified option may not be less the 85% of the fair market value of the common stock on the date of the grant. Unless otherwise determined by the Board, incentive options granted under the Plan have a maximum duration of 10 years, non-qualified options and awards have a maximum duration of 15 years. Vesting is based on such terms and conditions as the board shall determine. As of December 31, 1997, no options have been granted under the plan.

During 1997 the Company granted to certain employees options to purchase 60,000 shares and to non-employees options to purchase 12,500 shares of the Company's common stock. Utilizing the Black Scholes option pricing model the Company determined the fair value of options granted during 1997 would not have affected net loss or loss per share as reported, and accordingly, the Company has not provided proforma income and earnings per share information.

Information with respect to options outstanding as of December 31, 1997, is summarized as follows:

                                            1997                        1998
                                            ----                        ----

                                    Shares    Weighted avg     Shares      Weighted avg
                                             exercise price               exercise price
Outstanding at
 beginning of year                  50,000      $   1.50       122,500       $   4.10

Granted                            72, 500          5.90        54,000           3.75
Exercised
Forfeited                                                      (12,500)          4.00
                                  --------                    --------
Outstanding at end of year         122,500      $   4.10       164,000       $   4.00
                                  --------      --------      --------       --------
                                  --------      --------      --------       --------

Options exercisable at year end     92,500                     130,000

Weighted average remaining
life                               2 years                   2.1 years

In connection with the public offering of its stock the Company has outstanding the following warrants:

                                                1997        Weighted average
                                                ----         exercise price
Issued as part of units in offering           800,000          $    9.50

Granted to Underwriter                        160,000               8.95
                                            ---------          ---------

Outstanding at end of year                    960,000          $    9.40
                                            ---------          ---------
                                            ---------          ---------

Warrants exercisable at year end              800,000

Weighted average remaining life             4.9 years

The warrants granted to the Underwriter consist of one warrant for 80,000 units at $8.40 per unit and is not exercisable until one year after the date the registration statement is declared effective. Each unit contains a warrant that entitles the holder to purchase at any time one share of common stock at an exercise price of $9.50. The warrants expire November 2002.

9.   INCOME TAXES:

On January 1, 1997 the Company terminated its status to be treated as an "S" corporation. The provision for income taxes is as follows:

                                                1997
                                                ----
          Current, state                    $   2000
          Deferred:
            Federal                          (90,000)
            State                            (16,000)
          Effect of change in tax status     (46,000)
                                            --------
                                            $150,000
                                            --------
                                            --------

A reconciliation between the statutory federal income tax rates to the Company's effective tax rate is as follows:

                                                1997
                                                ----
   Statutory federal tax rate                   33.0%

   State taxes (net of federal tax benefit)      3.6%

   Effect of change in tax status               16.2%
                                                ----


   Effective tax rate                           52.8%
                                                ----
                                                ----

The deferred tax asset and deferred tax liability consists of the following at December 31, 1997:

Deferred tax asset:
Sales tax  contingency                      $444,000
Employee benefits                             17,000
Accrued dial-around compensation             140,000
                                            --------
                                            $601,000
                                            --------
                                            --------

Deferred tax liability:
Depreciation                                 448,000
Amortization                                   1,000
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

10.  FINANCIAL INSTRUMENTS:
     The Company's financial instruments recorded on the balance sheet include cash and short-term investments, accounts receivable, notes and accounts payable and debt. Because of their short maturity, the carry amount of cash, short-term investments, accounts receivable and notes and accounts payable approximates recorded value based on rates available to the Company for similar terms and maturities.


ITEM 2.
                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS
GENERAL
The Company derives revenue from three principal sources: coin calls, non-coin calls and Dial-Around calls. Coin calls represent calls paid for with coins deposited in the telephone. The Company recognizes coin revenue in the amount deposited. Non-coin calls are calls charged to a customer credit card or billed to the called party (collect calls). These calls are processed by the payphone's computer using "store and forward" technology or, if a live operator is requested, the call is processed by an operator service provider ("OSP") such as, for example, AT&T, MCI or Sprint. Compensation for Dial-Around calls is paid by long-distance carriers in accordance with rules set by the FCC when consumers access a long-distance carrier directly by dialing an access number or an 800 number or by using a non-billable calling card in accordance with rules set by the FCC.

The principal costs related to ongoing operation of the Company's payphones include telephone line charges, consisting of payments made by the Company to telephone companies and long-distance carriers for access charges and use of their networks; commission payments to Site Providers; and collection, repair and maintenance costs.

RECENT ACQUISITIONS
     In January 1997, the Company completed its acquisition from Telco West of site contracts for 1,020 payphones located in Colorado, Idaho, Oregon, Washington and Wyoming and all equipment located at the respective sites, as well as the trade name "Telco Northwest." The purchase price for the acquired assets was $3,374,745, with the Company paying $2,173,245 in cash (financed with a short-term bank loan) and the balance by delivery of a 10% secured subordinated note in the principal amount of $365,000, with the principal due on April 1, 1998, and a second 10% secured subordinated note in the principal amount of $841,500, which amortizes over a 54-month period. The promissory notes are collateralized by a security interest granted in substantially all of the Company's pay telephone assets, which security interest is subordinate to the senior secured position of the Bank as the Company's primary lender. In connection with the acquisition, Telco West and its principal shareholder entered into a five-year non-compete agreement covering the states of Colorado, Idaho, Oregon, Washington and Wyoming.
     In February 1997, the Company entered into an agreement to acquire from CAT 586 pay telephone site contracts and related assets, as well as site contracts only for the installation of an additional 98 pay telephones, all located in Minnesota and Wisconsin. Pending approval of the acquisition by the MNPUC and the satisfaction of other conditions of closing, the parties entered into a Route Service Agreement effective as of February 1, 1997, pursuant to which the Company managed and serviced the CAT payphones in Minnesota and Wisconsin for a monthly fee equal to the operating revenue therefrom less equipment leasing costs and certain other expenses payable by CAT to third parties. The MNPUC entered an order on June 27, 1997, approving the Company's acquisition of CAT's assets and the transaction was consummated as of August 14, 1997. The purchase price for the assets was approximately $2,400,000, consisting of $100,000 payable in cash, $350,000 pursuant to a convertible note payable to CAT as described below, the Company's assumption of $1,115,500 of debt to two equipment leasing companies, and the balance of $838,000 by delivery to CAT of shares of unregistered Common Stock.

THREE MONTHS ENDED MARCH 31, 1998 COMPARED TO THREE MONTHS ENDED MARCH 31 1997.

     Total revenue for the three months ended March 31, 1998, increased approximately $655,500, or 49.3%, compared to the three months ended March 31, 1997. This growth was due in part to the Company increasing the average number of pay telephones in service from 2,650 during the 1997 period to 3,200 during the 1998 period. Coin revenue increased $298,500 or 27.9% and non coin revenues decreased $44,300 or 20.7% compared to the previous year period. Dial-around compensation increased $279,500 or 587.9%. The Company accrued dial-around compensation at approximately $30.00 per phone per month during the 1998 period compared to $6.00 per phone per month during the 1997 period. The Company earned $47,500 in CLEC margin from internally reselling local telephone service in the 1998 period, there was no CLEC margin earned in the 1997 period.

     Telephone and long-distance charges increased $105,500 or 26.7% as compared to the previous year period. Site Provider commissions increased $53,500 or 19.6% over the previous year period. Selling, general and administrative ("SG&A") expenses increased by $212,000 or 60.3%, due to the Company's increased spending in Marketing and Acquisition activities and also due to increased costs associated with being a publicly reporting company.
     The Company used the proceeds of the November IPO to reduce long-term debt thereby decreasing interest expense for the period by $102,500 or 71.7% compared to the prior year.

Depreciation and amortization for the 1997 period increased $83,000 or 39.8% as a result of the higher depreciation and amortization associated with the acquired routes.

SALES TAX CONTINGENCY.
     The Company, based on its analysis of the published regulations of the Minnesota Department, of Revenue, has not remitted any sales tax payments to the State of Minnesota. In 1996, the Company learned that the opinion of the Department was that calls from payphones were subject to state sales tax. Management is of the view that the payphone service it provides is not subject to sales tax and the Company is challenging the imposition of the tax. Nonetheless, the Company has established a reserve to cover the potential of an unsuccessful resolution of this matter. During the three months ended March 31, 1997 the Company increased the reserve by $69,700.

LIQUIDITY AND CAPITAL RESOURCES
     For the three months ended March 31, 1998, the Company's operating activities used $24,000, principal payments on long-term debt used $477,500 and investments in new installations used $71,000. Sales of short-term securities provided $514,000, resulting in a $58,500 decrease in cash balances.

Part II - Other Information

Item 1. Legal Proceedings - None

Item 2. Changes in securities and use of proceeds

In November 1997, the Company completed an initial public offering of 800,000 Units at an offering price of $7.00 per Unit. Each Unit consists of one share of Common Stock and one Redeemable Warrant. The Company received net proceeds of approximately $4.5 million net of underwriting fees and offering expenses. Through March 31, 1998 the Company used approximately $3.7 million to pay down short-term and acquisition-related debt and approximately $165,000 for the purchase of equipment.

Item 6.  Exhibits and Reports on Form 8-k

(a)  27 - Financial Data Schedule

(b) Reports on Form 8-k

The company filed reports on Form 8-k on February 20, 1998 reporting the Company's financial results for the fourth quarter and year ended December 31, 1997 and on March 12, 1998 concerning a press release describing the impact of an FCC ruling and announcing the termination of a proposed acquisition.