Form 10QSB
period 1998-06-30
CHOICETEL COMMUNICATIONS INC /MN/
filed 1998-08-10
CIK 1031927

                                    FORM 10-QSB
                         SECURITIES AND EXCHANGE COMMISSION

                                WASHINGTON, DC 20549



     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998
                               -------------

COMMISSION FILE NUMBER  0-230 17
                        --------

                               CHOICETEL CORPORATION
                               ---------------------
               (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

MINNESOTA                                           41-1649949
---------                                           ----------
(STATE OF JURISDICTION OR                           IRS EMPLOYER ID NO.
INCORPORATION OF ORGANIZATION)

9724 10TH AVE. NORTH, PLYMOUTH, MN                  55441
----------------------------------                  -----
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)           (ZIP CODE)

REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE  612-544-1260

                                         N/A
                                         ---
(FORMER NAME, FORMER ADDRESS AND FORMER FISCAL YEAR IF CHANGED FROM LAST REPORT)

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

                           CHOICETEL COMMUNICATIONS, INC.

                                 FORM 10-QSB INDEX
                                  AUGUST 10, 1998




Part I:   Financial Information

Item 1.   Financial Statements

Consolidated Balance Sheet -
          December 31, 1997 and June 30, 1998

Consolidated Statements of Operations -
          Three months ended June 30, 1997 and 1998
          Six months ended June 30, 1997 and 1998

Consolidated Statements of Cash Flows -
          Six months ended June 30, 1997 and 1998

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


CHOICETEL COMMUNICATIONS, INC.


Date: August 10, 1998

By:
/s/ Jack S. Kohler
------------------------------------


Jack S. Kohler



Vice President and Chief Financial Officer

                  CHOICETEL COMMUNICATIONS, INC. AND SUBSIDIARY
                             CONSOLIDATED BALANCE SHEET
                  DECEMBER 31, 1997 AND JUNE 30, 1998 (UNAUDITED)

                                                                DECEMBER 31,        JUNE 30,
                                                                   1997               1998
                                                                -----------      ------------
                           ASSETS
Current assets:
  Cash ........................................................ $   343,705       $   636,617
  Short-term investments ......................................   1,151,215
  Accounts receivable .........................................     575,313           869,274
  Prepaid:
    Rent ......................................................      93,357           106,941
    Other .....................................................     458,509           258,562
  Deferred taxes                                                    601,000           601,000
                                                                -----------       -----------
      Total current assets ....................................   3,223,099         2,472,394
                                                                -----------       -----------
  Property and equipment, net .................................   4,521,017         6,018,809

Other assets:
  Prepaid rents ...............................................      92,179            71,651
  Rental agreements, net of accumulated amortization of
  $355,412 at Dec. 1997, and $511,370 at June 1998.............   3,212,450         6,113,052
                                                                -----------       -----------
                                                                  3,304,629         6,184,703
                                                                -----------       -----------
                                                                $11,048,745       $14,675,906
                                                                -----------       -----------
              LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Checks outstanding in excess of bank balance                  $   139,239
  Notes payable ...............................................     350,000       $   350,000
  Current portion of long-term debt ...........................     843,301         1,127,574
  Accounts payable ............................................      48,000            81,823
  Accrued expenses ............................................   2,116,142         2,051,348
                                                                -----------       -----------
    Total current liabilities .................................   3,496,682         3,610,745

Long-term liabilities:
  Deferred taxes                                                    449,000           449,000
  Long-term debt, net of current portion ......................   1,269,985         4,688,723
                                                                -----------       -----------
                                                                  1,718,985         5,137,723

Shareholders' equity ..........................................   5,833,078         5,927,439
                                                                -----------       -----------
                                                                $11,048,745       $14,675,907
                                                                -----------       -----------
                                                                -----------       -----------

                     See notes to consolidated financial statements.

                 CHOICETEL COMMUNICATIONS, INC. AND SUBSIDIARY
                    CONSOLIDATED STATEMENTS OF OPERATIONS
              THREE MONTHS ENDED JUNE 30, 1997 AND 1998 (UNAUDITED)
               SIX MONTHS ENDED JUNE 30, 1997 AND 1998 (UNAUDITED)

                                                       THREE MONTHS ENDED                SIX MONTHS ENDED
                                                             JUNE 30,                          JUNE 30,
                                              ----------------------------           -----------------------------
                                                 1997              1998                 1997               1998
                                              ----------        ----------           ----------         ----------
Service revenue ............................  $1,791,638        $2,015,074           $3,120,000         $3,998,755
Cost of service ............................     917,193           920,051            1,719,284          1,851,712
                                              ----------        ----------           ----------         ----------
Gross margin ...............................     874,445         1,095,023            1,400,716          2,147,043
                                              ----------        ----------           ----------         ----------
Selling, general and admin:
  Salary and benefits ......................     338,097           435,962              586,585            804,196
  Travel and related .......................      35,869            47,983               61,992             90,025
  Office and overhead ......................      88,337           186,781              165,205            339,941
                                              ----------        ----------           ----------         ----------
                                                 462,303           670,726              813,782          1,234,162
Depreciation and amortization ..............     193,702           289,677              402,147            581,174
Interest ...................................     181,886            32,659              324,920             73,144
Sales tax contingency ......................      59,065            63,841              110,140            133,550
                                              ----------        ----------           ----------         ----------
                                                 896,956         1,056,903            1,650,989          2,022,029
                                              ----------        ----------           ----------         ----------
Income (loss) before income taxes ..........     (22,511)           38,120             (250,273)           125,014
Provision for income taxes                        (7,879)           15,140              (87,595)            50,006
                                              ----------        ----------           ----------         ----------
Net income (loss)...........................  $  (14,632)       $   22,980           $ (162,678)        $   75,008
                                              ----------        ----------           ----------         ----------
                                              ----------        ----------           ----------         ----------
Per share net income (loss).................  $    (0.01)       $     0.01           $    (0.08)        $     0.03
                                              ----------        ----------           ----------         ----------
                                              ----------        ----------           ----------         ----------
Shares outstanding-weighted average            1,948,489         2,915,006            1,951,516          2,915,006
Per share diluted net income                                    $     0.01                              $     0.03
                                                                ----------                              ----------
                                                                ----------                              ----------
Shares outstanding - diluted                                     2,943,577                               2,943,577


                      See notes to consolidated financial statements.

                        CHOICETEL COMMUNICATIONS, INC. AND SUBSIDIARY
                            CONSOLIDATED STATEMENTS OF CASH FLOWS
                     SIX MONTHS ENDED JUNE 30, 1997 AND 1998 (UNAUDITED)


  SIX MONTHS ENDED JUNE 30                                              1997                   1998
  ------------------------                                          ------------          ------------
Cash flows from operating activities:
  Net (loss) income ............................................    $  (162,678)          $    75,008
  Adjustments to reconcile net (loss) income to net
    cash provided by operating activities:
  Depreciation and amortization ................................        402,147               581,174
  Changes in operating assets and liabilities
    (Increase) decrease in:
      Accounts receivable ......................................         (7,534)             (293,961)
      Prepaid rent and other. ..................................       (250,896)              206,891
    Increase (decrease) in:
      Accounts payable .........................................         80,496              (105,416)
      Accrued expenses .........................................         82,755               (64,794)
      Unearned line charge received ............................        (12,663)
                                                                    ------------          -----------
Net cash provided by (used in) operating activities.............        131,627               398,902
                                                                    ------------          -----------
Cash flows used in investing activities:
  Purchase of equipment and rental contracts ...................     (4,136,331)           (4,988,568)
  Sales of short-term investments...............................                            1,151,215
                                                                    ------------          -----------
Net cash (used in) provided from investing activities                (4,136,331)           (3,837,353)
Cash flows from financing activities:
  Proceeds from
    Issuance of:
      Long-term debt ...........................................        630,942             4,300,000
      Common stock .............................................         38,000
    Collections of subscription receivable .....................         25,990                 8,571
    Principal payments on long-term debt .......................       (625,319)             (577,208)
    Net change in notes payable ................................      3,115,864
                                                                    ------------          -----------
    Net cash provided by financing activities ..................      3,185,477             3,731,363
                                                                    ------------          -----------
Net increase (decrease) in cash ................................       (819,227)              292,912
Cash, beginning balance ........................................        875,150               343,705
                                                                    ------------          -----------
Cash, ending balance ...........................................    $    55,923           $   636,617
                                                                    ------------          -----------
                                                                    ------------          -----------
Supplemental disclosure of cash flow information:
  Cash paid for interest                                            $   324,920           $    73,144
                                                                    ------------          -----------
                                                                    ------------          -----------

                      See notes to consolidated financial statements.

                   CHOICETEL COMMUNICATIONS, INC. AND SUBSIDIARY
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          YEAR ENDED DECEMBER 31, 1997 AND
                  SIX MONTH PERIOD ENDED MARCH 31 1998 (UNAUDITED)

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

Jay Telephone Vending:
On June 30, 1998, the Company purchased a route of payphones in Philadelphia, Pennsylvania along with the trade name Jay Telephone Vending from Edward Steven Corporation and Drake Telephone Company. The purchase price for the acquired assets was $4,300,000, financed with bank financing of $3,800,000, and the balance by delivery of a note in the principal amount of $500,000. The note is subject to potential reductions based upon the performance of the acquired phones during the first 12 months following the acquisition.

The unaudited pro forma statement of operations below reflects the acquisition as if it had been completed as of the beginning of the current year. The pro forma statement is presented for illustration purposes only and is not indicative of what the Company's actual results would have been.


                                                  SIX MONTHS ENDED JUNE 30, 1998
                                                  -------------------------------
                                                                              PRO FORMA
                                           COMPANY      JAY TELEPHONE         ADJUSTMENTS            COMBINED
                                         ---------      -------------         -----------           ---------
 GROSS MARGIN                            2,147,043            793,678              84,756           3,025,477
                                         ---------            -------            --------           ---------
 SELLING, GENERAL AND
 ADMINISTRATIVE                          1,234,162            617,674            (223,173)          1,628,663
 INTEREST EXPENSE                           73,144             13,413             176,587             263,144
 DEPRECIATION AND AMORTIZATION             581,174                  0             235,539             816,713
 SALES TAX CONTINGENCY                     133,550                  0                   0             133,550
                                         ---------            -------            --------           ---------
 INCOME BEFORE INCOME TAXES                125,013            162,591            (104,197)            183,407
 PROVISION FOR INCOME TAXES                 50,005             65,036             (41,679)             73,362
                                         ---------            -------            --------           ---------
 NET INCOME AFTER TAX                       75,008             97,555             (62,518)            110,045
                                         ---------            -------            --------           ---------
                                         ---------            -------            --------           ---------

4.       PROPERTY AND EQUIPMENT:

                                                               1997          1998
                                                            ----------     ----------
Phones and related equipment                                $5,937,547     $7,816,676
Accumulated depreciation                                    (1,469,906)    (1,882,232)
                                                            ----------     ----------
                                                             4,467,641      5,934,444

Office equipment and improvements                               96,860        140,738
Accumulated depreciation                                       (43,484)       (56,373)
                                                            ----------     ----------
                                                                53,376         84,365
                                                            ----------     ----------
                                                            $4,521,017     $6,018,809
                                                            ----------     ----------
                                                            ----------     ----------

5.   NOTES PAYABLE:

                                                               1997           1998
                                                            ----------     ----------
Note payable, shareholder, interest                           $350,000       $350,000
only at 8.5%.  Convertible to shares
of common stock at $6.75 plus
adjustment based on IPO price of stock.
                                                            ----------     ----------
                                                              $350,000       $350,000
                                                            ----------     ----------
                                                            ----------     ----------

6.   LONG-TERM DEBT:

                                                               1997           1998
                                                            ----------     ----------
Note payable, Telco, due in monthly installments
of $21,342 including interest at 10.25% through
July 2001, secured by equipment.                              $753,452       $661,165

Note payable, Telco, due in monthly installments
of $3042 including interest at 10% through April
1998, at which time the remaining principal is due,
secured by equipment.                                          364,884

Note payable, Telecapital, due in monthly
installments of $4452 including interest at 14.5%
through April 2002, secured by equipment.                      169,069        154,170

Note payable, Jay Telephone, due October 1999
subject to adjustments for phone performance                                  500,000

Note payable, bank due in monthly installments
plus interest at 1% above prime rate                                        3,800,000

Capital leases, interest at 9.5%                               825,881        700,962
                                                            ----------     ----------
                                                             2,113,286      5,816,297
Less current portion                                           843,301      1,127,574
                                                            ----------     ----------
                                                            $1,269,985     $4,688,723
                                                            ----------     ----------
                                                            ----------     ----------

Future maturities of long-term debt are as follows:

          Year ending December 31                         Amount
          -----------------------                         ------
                    1998                                  $650,314
                    1999                                 1,700,368
                    2000                                 1,217,961
                    2001                                   885,082
                    2002                                   897,096
                    2003                                   465,476
                                                        ----------
                                                        $5,816,297
                                                        ----------
                                                        ----------

7.   COMMITMENTS AND CONTINGENCY:
Phone locations:
   The Company rents phone locations from merchants and property owners under varying lease terms, usually seven years, generally cancelable by the Company upon 15 days notice.

Consulting agreement:
   The Company paid a director/shareholder $24,000 and $14,000 for certain consulting services in 1997 and 1998, respectively.

Leases:
Operating leases:
The Company leases its offices in Minnesota and Oregon under operating leases expiring through May 2000. The leases have renewal options and require the Company to pay certain common area costs and real estate taxes. Rent expense under the leases was $39,831 for the years ended December 31, 1997.

Future minimum lease payments are as follows:

          Year ending December 31,                        Amount
          -----------------------                         ------
               1998                                       $ 43,345
               1999                                         45,388
               2000                                         19,295
                                                          --------
                                                          $108,028
                                                          --------
                                                          --------

Capital leases:
The cost of equipment, included in property and equipment, acquired under capital leases and the related accumulated depreciation at December 31, 1997, is as follows:

Cost                                                         $934,856
Less accumulated depreciation                                  55,646
                                                             --------
                                                             $879,210
                                                             --------
                                                             --------

The future minimum lease payments under capital leases and their net present value are as follows:

Total future minimum lease payments, payable in:
               1998                                         $341,426
               1999                                          355,158
               2000                                          241,970
                                                            --------
                                                             938,554
Less amounts representing interest                           112,673
                                                            --------
Present value of future minimum lease payments              $825,881
                                                            --------
                                                            --------

Dial-around compensation:
     The Company has recognized revenue for dial-around compensation based upon rates for such compensation set by the Federal Communications Commission
(FCC). In July, 1997 the U.S. Court of Appeals ruled that the rate set by the FCC was inappropriate and needed to be reexamined. The FCC solicited comments on this matter and on October 9, 1997 issued an order reestablishing a dial-around rate for the two year period commencing October 6, 1997. The FCC indicated that it planned to address dial-around compensation for the period from November 6, 1996 through October 6, 1997 in a subsequent order. There can be no assurance when the FCC will issue another order regarding the rate of dial-around compensation, what that order will determine, whether such order will be appealed, and what the determination would be upon any appeal. Accordingly, the Company has recognized revenue at the previous rate of $6.00 per phone per month for the period of January 1, 1997 through October 6, 1997. The change in estimate resulted in an accrual of a $351,000 liability at December 31, 1997 to reflect an estimated liability for payments received in excess of the amount accrued for the period from November 6, 1996 to October 6, 1997. Effective October 7, 1997, January 1, 1998 and April 1, 1998 the Company recognizing dial around revenue at $37.20, $29.82, and $32.66 per phone per month respectively. The setting of lower dial-around rates by the FCC could have a material effect on the Company's results of operations.

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

Information with respect to options outstanding as of December 31, 1997, is summarized as follows:

                                                  1997                         1998
                                                  ----                         ----
                                         Shares        Weighted avg    Shares      Weighted avg
                                                      exercise price              exercise price
Outstanding at
beginning of year                         50,000          $1.50        122,500          $4.10

Granted                                  72, 500           5.90         55,000           3.75
Exercised
Forfeited                                                              (12,500)          4.00
                                         -------                       -------
Outstanding at end of year               122,500          $4.10        165,000          $4.00
                                         -------          -----        -------          -----
                                         -------          -----        -------          -----
Options exercisable at year end           92,500                       130,000

Weighted average remaining
life                                     2 years                     2.1 years


In connection with the public offering of its stock the Company has outstanding the following warrants:

                                                  1997         Weighted average
                                                  ----         exercise  price
Issued as part of units in offering             800,000           $  9.50

Granted to Underwriter                          160,000              8.95
                                                -------
Outstanding at end of year                      960,000             $9.40
                                                -------             -----
                                                -------             -----

Warrants exercisable at year end                800,000

Weighted average remaining life               4.9 years


The warrants granted to the Underwriter consist of one warrant for 80,000 units at $8.40 per unit and are not exercisable until November 11, 1998.
Each unit contains a warrant that entitles the holder to purchase at any time one share of common stock at an exercise price of $9.50. The warrants expire November 2002.

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
                                                              --------
                                                              $150,000
                                                              --------
                                                              --------

A reconciliation between the statutory federal income tax rates to the Company's effective tax rate is as follows:

                                                                 1997
                                                                 -----
          Statutory federal tax rate                             33.0%

          State taxes (net of federal tax benefit)                3.6%

          Effect of change in tax status                         16.2%
                                                                 ------
          Effective tax rate                                     52.8%
                                                                 ------
                                                                 ------

The deferred tax asset and deferred tax liability consists of the following at December 31, 1997:

Deferred tax asset:
Sales tax contingency                                         $444,000
Employee benefits                                               17,000
Accrued dial-around compensation                               140,000
                                                              --------
                                                              $601,000
                                                              --------
                                                              --------

Deferred tax liability:
Depreciation                                                   448,000
Amortization                                                     1,000
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

ITEM 2.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

EXCEPT FOR HISTORICAL INFORMATION CONTAINED IN THIS REPORT, INFORMATION CONTAINED IN THIS FORM 10QSB CONTAINS "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995, WHICH CAN BE IDENTIFIED BY THE USE OF FORWARD-LOOKING TERMINOLOGY SUCH AS "MAY", "WILL", "EXPECT", "PLAN", "ANTICIPATE", "ESTIMATE", OR "CONTINUE" OR THE NEGATIVE THEREOF OR OTHER VARIATIONS THEREON OR COMPARABLE TERMINOLOGY. THERE ARE CERTAIN IMPORTANT FACTORS THAT COULD CAUSE RESULTS TO DIFFER MATERIALLY FROM THOSE ANTICIPATED BY SOME OF THESE FORWARD-LOOKING STATEMENTS, INCLUDING WITHOUT LIMITATION THE EFFECTS OF CHANGES IN ECONOMIC CONDITIONS AND THE "RISK FACTORS" ENTITLED "RISKS ASSOCIATED WITH EXPANSION STRATEGY," "COMPETITION," "PENDING DETERMINATION OF DIAL-AROUND COMPENSATION RATE," "OTHER REGULATORY FACTORS," "TECHNOLOGICAL CHANGE AND NEW SERVICES," "DEPENDENCE UPON THIRD-PARTY PROVIDERS," "SERVICE INTERRUPTIONS; EQUIPMENT FAILURES," "RELIANCE ON SINGLE BRAND OF PAYPHONES," "SEASONALITY" AND "RELIANCE ON KEY PERSONNEL" CONTAINED IN THE COMPANY'S PROSPECTUS DATED NOVEMBER 10, 1997 INCLUDED IN THE REGISTRATION STATEMENT ON FORM SB-2 FILED WITH THE SECURITIES AND EXCHANGE COMMISSION (REGISTRATION NO. 333-29969). SUCH "RISK FACTORS" ARE INCORPORATED HEREIN BY REFERENCE. INVESTORS ARE CAUTIONED THAT ALL FORWARD-LOOKING STATEMENTS INVOLVE RISKS AND UNCERTAINTY.

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

RECENT ACQUISITIONS
     In January 1997, the Company completed its acquisition from Telco West of site contracts for 1,020 payphones located in Colorado, Idaho, Oregon, Washington and Wyoming and all equipment located at the respective sites, as well as the trade name "Telco Northwest." The purchase price for the acquired assets was $3,374,745, with the Company paying $2,173,245 in cash (financed with a short-term bank loan) and the balance by delivery of a 10% secured subordinated note in the principal amount of $365,000, with the principal due on April 1, 1998, and a second 10% (adjusted to 10.25% on June 30, 1998) secured subordinated note in the principal amount of $841,500, which amortizes over a 54-month period. The promissory notes are collateralized by a security interest granted in substantially all of the Company's pay telephone assets, which security interest is subordinate to the senior secured position of the Bank as the Company's primary lender. In connection with the acquisition, Telco West and its principal shareholder entered into a five-year non-compete agreement covering the states of Colorado, Idaho, Oregon, Washington and Wyoming.

     In February 1997, the Company entered into an agreement to acquire from Computer Assisted Technologies "CAT" 586 pay telephone site contracts and related assets, as well as site contracts only for the installation of an additional 95 pay telephones, all located in Minnesota and Wisconsin. Pending approval of the acquisition by the MNPUC and the satisfaction of other conditions of closing, the parties entered into a Route Service Agreement effective as of February 1, 1997, pursuant to which the Company managed and serviced the CAT payphones in Minnesota and Wisconsin for a monthly fee equal to the operating revenue therefrom less equipment leasing costs and certain other expenses payable by CAT to third parties. The MNPUC entered an order on June 27, 1997, approving the Company's acquisition of CAT's assets and the transaction was consummated as of August 14, 1997. The purchase price for the assets was approximately $2,400,000, consisting of $100,000 payable in cash, $350,000 pursuant to a convertible note payable to CAT, the Company's assumption of $1,115,500 of debt to two equipment leasing companies, and the balance of $838,000 by delivery to CAT of shares of unregistered Common Stock.

     On June 30, 1998, the Company completed its acquisition from Edward Steven Corporation and Drake Telephone Company of site contracts for 965 payphones located principally in Philadelphia, Pennsylvania and all equipment located at the respective sites, as well as the trade name "Jay Telephone Vending". The purchase price for the acquired assets was $4,300,000, with the Company paying $3,800,000 in cash (financed with a bank loan) and the balance by delivery of a note in the principal amount of $500,000. The note is subject to potential reductions based upon the performance of the acquired phones during the first 12 months following the acquisition.

THREE MONTHS ENDED JUNE 30, 1998 COMPARED TO THREE MONTHS ENDED JUNE 30 1997.
     Total revenue for the three months ended June 30, 1998, increased approximately $357,000, or 20.6%, compared to the three months ended June 30, 1997. This growth was due in part to the Company increasing the average number of pay telephones in service from 2,980 during the 1997 period to 3,215 during the 1998 period, an increase of 8%. Coin revenue increased $96,000 or 6.9% and non coin revenues decreased $42,300 or 15.5% compared to the previous year period. Dial-around compensation increased $300,500 or 1134.3%. The Company accrued dial-around compensation at approximately $32.50 per phone per month during the 1998 period compared to $6.00 per phone per month during the 1997 period.
     During the quarter the Company opened a leasing office in San
Juan, Puerto Rico and at June 30 the Company's agents had signed long term location agreements giving the Company the right to install over 300 phones, of which 55 phones had been installed. Although management may elect not to install all of the phones covered by the location agreements, the limited results to date indicate that a substantial number of phones should be financially viable. Installations of phones at present are stalled by a strike at the local telephone company.
     Telephone and long-distance charges increased $43,500 or 7.9% as compared to the previous year period. Site Provider commissions increased $19,000 or 6.2% over the previous year period. Selling, general and administrative ("SG&A") expenses increased by $223,500 or 42.5%, primarily due to the Company's increased spending in marketing and acquisition activities, increased costs associated with being a publicly reporting company, and approximately $100,000 in startup costs to open and operate the Puerto Rico leasing office.
     The Company used the proceeds of the November IPO to reduce long-term debt thereby decreasing interest expense for the period by $149,000 or 82.0% compared to the prior year. Depreciation and amortization for the 1997 period increased $96,000 or 49.5% as a result of the higher depreciation and amortization associated with the acquired routes.

SIX MONTHS ENDED JUNE 30, 1998 COMPARED TO SIX MONTHS ENDED JUNE 30 1997.
     Total revenue for the six months ended June 30, 1998, increased approximately $945,500, or 30.3%, compared to the six months ended June 30, 1997. This growth was due in part to the Company increasing the average number of pay telephones in service from 2,810 during the 1997 period to 3,220 during the 1998 period, an increase of 14.5%. Coin revenue increased $390,000 or 15.4% and non coin revenues decreased $88,500 or 18.1% compared to the previous year period. Dial-around compensation increased $601,000 or 1125.6%. The Company accrued dial-around compensation at approximately $31.00 per phone per month during the 1998 period compared to $6.00 per phone per month during the 1997 period. CLEC margin from internally reselling local telephone service increased $43,000 or 102.6% compared to the previous year period.
     Telephone and long-distance charges increased $128,000 or 12.9% as compared to the previous year period. Site Provider commissions increased $73,000 or 12.6% over the previous year period. Selling, general and administrative ("SG&A") expenses increased by $427,000 or 44.5%, primarily due to increased spending in marketing and acquisition activities, opening a leasing office in Puerto Rico and increased costs associated with being a publicly reporting company.
     The Company used the proceeds of the November IPO to reduce long-term debt thereby decreasing interest expense for the period by $253,000 or 77.6% compared to the prior year. Depreciation and amortization for the 1997 period increased $179,000 or 44.6% as a result of the higher depreciation and amortization associated with the acquired routes

SALES TAX CONTINGENCY.
  The Company, based on its analysis of the published regulations of the Minnesota Department, of Revenue, has not remitted any sales tax payments to the State of Minnesota. In 1996, the Company learned that the opinion of the Department was that calls from payphones were subject to state sales tax. Management is of the view that the payphone service it provides is not subject to sales tax and the Company is challenging the imposition of the tax. Nonetheless, the Company has established a reserve to cover the potential of an unsuccessful resolution of this matter. During the six months ended June 30, 1998 the Company increased the reserve by $126,000.

LIQUIDITY AND CAPITAL RESOURCES
     For the six months ended June 30, 1998, the Company's operating activities provided $399,000. Investments in equipment and rental agreements used $4,989,000 and principal payments on long-term debt used $577,000. Activities were funded with a $3,800,000 bank loan, a $500,000 sellers' note and the sale of $1,151,000 in short-term investments, resulting in a $293,000 increase in cash balances.
     On June 30, 1998 the Company entered into a credit agreement with Norwest Bank Minnesota, pursuant to which the Company borrowed $3,800,000 to purchase a route of 965 payphones in Philadelphia, Pennsylvania. The Company has granted the Bank a first lien on all of its assets to secure its obligations to the Bank. The agreement provides for monthly payments of interest and principal. The initial interest rate is 1% over the banks reference rate and is adjusted annually based upon debt leverage. The principal balance is scheduled to be repaid 16% in the first year, 18% in the second year, 20% in the third year, 22% in the fourth year and 22% in the 5th year.
     On June 30, 1998, as part of the purchase of the Philadelphia route, the Company gave the sellers a $500,000 note due 16 months from closing. The note may be reduced depending upon the performance of the Philadelphia phones during the 12 month period ending June 30, 1999, as per the purchase agreement.

Part II  - Other Information

Item 1. Legal Proceedings - None

Item 2. Changes in securities and use of proceeds

In November 1997, the Company completed an initial public offering of 800,000 Units at an offering price of $7.00 per Unit. Each Unit consists of one share of Common Stock and one Redeemable Warrant. The Company received net proceeds of approximately $4.5 million net of underwriting fees and offering expenses. Through June 30, 1998 the Company used the proceeds to pay down $3.7 million in short-term debt and $800,000 for the purchase of phones and contracts.

Item 6.  Exhibits and Reports on Form 8-K

(a)  27 - Financial Data Schedule

(b) Reports on Form 8-K

The company filed reports on Form 8-K on May 13, 1998 reporting on the signing of an agreement to acquire Jay Telephone Vending and on May 21, 1998 reporting the Company's financial results for the 1998 first quarter.