Form 10QSB
period 1998-09-30
CHOICETEL COMMUNICATIONS INC /MN/
filed 1998-11-12
CIK 1031927

                                     FORM 10-QSB

                          SECURITIES AND EXCHANGE COMMISSION

                                 WASHINGTON, DC 20549



   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998
                               ------------------

COMMISSION FILE NUMBER 0-230 17
                       --------

                                CHOICETEL CORPORATION
                                ---------------------
                (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

MINNESOTA                                       41-1649949
---------                                       ----------
(STATE OF JURISDICTION OR                    IRS EMPLOYER ID NO.
INCORPORATION OF ORGANIZATION)

9724 10TH AVE. NORTH, PLYMOUTH, MN                 55441
----------------------------------                 -----
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)        (ZIP CODE)

REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE  612-544-1260
                                                    ------------

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

                            CHOICETEL COMMUNICATIONS, INC.

                                  FORM 10-QSB INDEX
                                  NOVEMBER 12, 1998







Part I:     Financial Information

Item 1.    Financial Statements

Consolidated Balance Sheet -
     December 31, 1997 and September 30, 1998

Consolidated Statements of Operations -
     Three months ended September 30, 1997 and 1998
     Nine months ended September 30, 1997 and 1998

Consolidated Statements of Cash Flows -
     Nine months ended September 30, 1997 and 1998

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


CHOICETEL COMMUNICATIONS, INC.


Date: November 12, 1998


By:
/s/ Jack S. Kohler
---------------------------------------------




Jack S. Kohler




Vice President and Chief Financial Officer

                    CHOICETEL COMMUNICATIONS,  INC. AND SUBSIDIARY
                              CONSOLIDATED BALANCE SHEET
                 DECEMBER 31, 1997 AND SEPTEMBER 30, 1998 (UNAUDITED)


                                              SEPTEMBER 31,     DECEMBER 31,
                                                  1998              1997
                                              -------------     ------------
                   ASSETS
Current assets:
 Cash....................................     $     407,196         343,705
 Short-term investments..................                         1,151,215
 Accounts receivable.....................           697,704         575,313
 Prepaid:
   Rent..................................            91,482          93,357
   Other.................................           349,864         458,509
 Deferred taxes                                     645,514         601,000
                                              -------------  --------------
   Total current assets..................         2,191,760       3,223,099
                                              -------------  --------------

 Property and equipment, net.............         6,185,203       4,521,017
                                              -------------  --------------


Other assets:
 Prepaid rents...........................            71,053         92,179
 Rental agreements, net of accumulated
amortization of $355,412 at Dec. 1997,
and $647,875 at Sept 1998................         6,008,597      3,212,450
                                              -------------  --------------
                                                  6,079,650      3,304,629
                                              -------------  --------------
                                              $  14,456,613  $  11,048,745
                                              -------------  --------------
                                              -------------  --------------

    LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
 Checks outstanding in excess of bank
balance..................................     $     110,133  $     139,239
 Notes payable...........................           350,000        350,000
 Current portion of long-term debt.......         1,128,186        843,301
 Accounts payable........................           122,136         48,000
 Accrued expenses........................         1,867,777      2,116,142
                                              -------------  --------------
  Total current liabilities..............         3,578,232      3,496,682


Long-term liabilities:
 Deferred taxes                                     515,000        449,000
 Long-term debt, net of current portion..         4,411,658      1,269,985
                                              -------------  --------------
                                                  4,926,658      1,718,985


Shareholders' equity.....................         5,951,723      5,833,078
                                              -------------  --------------
                                              $  14,456,613  $  11,048,745
                                              -------------  --------------
                                              -------------  --------------


                   See notes to consolidated financial statements.

                    CHOICETEL COMMUNICATIONS, INC. AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF OPERATIONS
              THREE MONTHS ENDED SEPTEMBER 30, 1997 AND 1998 (UNAUDITED)
              NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1998 (UNAUDITED)



                                              THREE MONTHS ENDED                 NINE MONTHS ENDED
                                                 SEPTEMBER 30,                     SEPTEMBER 30,
                                       ------------------------------     -----------------------------

                                             1998             1997             1998             1997
                                            ------           ------           ------           ------
Service revenue.....................     $ 2,880,756      $ 1,897,879      $ 6,879,511      $ 5,017,879
Cost of service.....................       1,395,673        1,071,597        3,247,384        2,790,881
                                         -----------      -----------      -----------      -----------
Gross margin........................       1,485,083          826,282        3,632,127        2,226,998
                                         -----------      -----------      -----------      -----------
Selling, general and admin:
 Salary and benefits................         603,479          353,325        1,407,675          939,910
 Travel and related.................          47,665           27,791          137,690           89,783
 Office and overhead................         189,806          111,220          529,747          276,425
                                         -----------      -----------      -----------      -----------
                                             840,950          492,336        2,075,112        1,306,118
Depreciation and amortization.......         419,774          285,146        1,000,918          687,293
Interest............................         126,024          157,870          199,168          482,790
Sales tax contingency...............          57,894           63,120          191,444          173,260
                                         -----------      -----------      -----------      -----------
                                           1,444,612          998,472        3,466,642        2,649,461
                                         -----------      -----------      -----------      -----------
Income (loss) before income taxes...          40,471         (172,190)         165,485         (422,463)
Provision (credit) for income taxes           16,188          (60,267)          66,194         (147,862)
                                         -----------      -----------      -----------      -----------
Net income (loss)...................     $    24,283      $   111,923)     $    99,291      $  (274,601)
                                         -----------      -----------      -----------      -----------
                                         -----------      -----------      -----------      -----------
Per share net income (loss).........     $      0.01      $     (0.06)     $      0.03      $     (0.13)
                                         -----------      -----------      -----------      -----------
                                         -----------      -----------      -----------      -----------
Shares outstanding-weighted average        2,915,006        2,019,796        2,915,006        2,102,589
Per share diluted net income             $      0.01                       $      0.03
                                         -----------                       -----------
                                         -----------                       -----------
Shares outstanding - diluted               2,958,682                         2,958,682


                   See notes to consolidated financial statements.

                    CHOICETEL COMMUNICATIONS, INC. AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
              NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1998 (UNAUDITED)


                                                                       NINE MONTHS ENDED SEPTEMBER 30
                                                                       ------------------------------
                                                                           1998              1997
                                                                          ------            ------
Cash flows from operating activities:

 Net (loss) income..............................................       $   99,291      $   (274,601)
 Adjustments to reconcile net (loss) income to net cash provided by operating activities:
 Depreciation and amortization..................................        1,000,918           687,293
 Changes in operating assets and liabilities
  (Increase) decrease in:
   Accounts receivable..........................................         (122,391)          146,290
   Prepaid rent and other.......................................          131,646          (238,889)
   Deferred taxes...............................................           21,486
 Increase (decrease) in:
   Accounts payable.............................................           45,030         1,511,646
   Accrued expenses.............................................         (248,365)         (880,630)
                                                                       -----------     -------------
Net cash provided by (used in) operating activities.............          927,615           951,109
                                                                       -----------     -------------
Cash flows used in investing activities:
 Purchase of equipment and rental contracts.....................       (5,461,251)       (6,456,533)
 Sales of short-term investments................................        1,151,215
                                                                       -----------     -------------
Net cash (used in) provided from investing activities...........       (4,310,036)       (6,456,533)
                                                                       -----------     -------------
Cash flows from financing activities:
 Proceeds from
  Issuance of:
   Long-term debt...............................................        4,300,000         1,728,204
   Common stock.................................................                            736,400
  Collections of subscription receivable........................            8,571            25,990
  Principal payments on long-term debt..........................         (862,659)         (775,319)
  Net change in notes payable...................................                          2,985,838
                                                                       -----------     -------------
  Net cash provided by financing activities.....................        3,445,912         4,701,113
                                                                       -----------     -------------
 Net increase (decrease) in cash................................           63,491          (804,311)
 Cash, beginning balance........................................          343,705           875,150
                                                                       -----------     -------------
 Cash, ending balance...........................................       $  407,196      $     70,839
                                                                       -----------     -------------
                                                                       -----------     -------------
 Supplemental disclosure of cash flow information:
  Cash paid for interest                                              $   199,168     $    461,575
                                                                       -----------     -------------
                                                                       -----------     -------------


                      See notes to consolidated financial statements.

                    CHOICETEL COMMUNICATIONS, INC. AND SUBSIDIARY
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           YEAR ENDED DECEMBER 31, 1997 AND
                NINE MONTH PERIOD ENDED SEPTEMBER 31 1998 (UNAUDITED)

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

In November 1997, the Company completed an initial public offering of 800,000 Units at an offering price of $7.00 per Unit. Each Unit consisted of one share of Common Stock and one Redeemable Warrant. The Company received net proceeds of approximately $4,499,000 after the payment of approximately $1,101,000 in related underwriting fees and offering costs. A portion of the proceeds were used to retire existing debt.

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


                                     SIX MONTHS ENDED JUNE 30, 1998
                                     ------------------------------
                                                                  PRO FORMA
                                 COMPANY      JAY TELEPHONE     ADJUSTMENTS       COMBINED
                                 -------      -------------     -----------       --------
GROSS MARGIN                   2,147,043            793,678          84,756      3,025,477
                               ---------            -------          ------      ---------
SELLING, GENERAL AND
ADMINISTRATIVE                 1,234,162            617,674        -223,173      1,628,663
INTEREST EXPENSE                  73,144             13,413         176,587        263,144
DEPRECIATION AND
AMORTIZATION                     581,174                  0         235,539        816,713
SALES TAX CONTINGENCY            133,550                  0               0        133,550
                               ---------            -------          ------      ---------
INCOME BEFORE
INCOME TAXES                     125,013            162,591        -104,197        183,407
PROVISION FOR INCOME
TAXES                             50,005             65,036         -41,679         73,362
                               ---------            -------          ------      ---------
NET INCOME AFTER TAX              75,008             97,555         -62,518        110,045
                               ---------            -------          ------      ---------
                               ---------            -------          ------      ---------

4.   PROPERTY AND EQUIPMENT:

                                                          1997              1998
                                                          -------           -------
Phones and related equipment                          $   5,937,547     $   8,214,395
Accumulated depreciation                                 (1,469,906)       (2,154,602)
                                                      -------------     -------------
                                                          4,467,641         6,059,793

Office equipment and improvements                            96,860           192,651
Accumulated depreciation                                    (43,484)          (67,241)
                                                      -------------     -------------
                                                             53,376           125,410
                                                      -------------     -------------
                                                      $   4,521,017     $   6,185,203
                                                      -------------     -------------
                                                      -------------     -------------


5.   NOTES PAYABLE:

                                                          1997              1998
                                                          -------           -------
Note payable, shareholder, interest only at 8.5%.
Convertible to shares of common stock at $5.10 per         $350,000          $350,000
share.                                                     --------          --------
                                                           $350,000          $350,000
                                                           --------          --------
                                                           --------          --------


6.   LONG-TERM DEBT:


                                                          1997              1998
                                                          -------           -------
Note payable, Telco West, due in monthly
installments of $21,342 including interest at 10.25%
through July 2001, secured by equipment.             $    753,452      $    613,598
Note payable, Telco West, due in monthly
installments of $3,042 including interest at 10%
through April 1998, at which time the remaining
principal is due, secured by equipment.                   364,884
Note payable, Telecapital, due in monthly
installments of $4,452 including interest at 14.5%
through April 2002, secured by equipment.                 169,069           146,308
Note payable, Jay Telephone, due October 1999,
subject to adjustments for phone performance.                               500,000
Note payable, bank, due in monthly installments
plus interest at 1% above prime rate.                                     3,652,999
Capital leases at 9.5%                                    825,881           626,939
                                                     ------------      ------------
                                                        2,113,286         5,539,844
Less current portion                                      843,301         1,128,186
                                                     ------------      ------------
                                                     $  1,269,985      $  4,411,658
                                                     ------------      ------------


Future maturities of long-term debt are as follows:

                   Year ending December 31              Amount
                   -----------------------              ------
                             1998                       $373,861
                             1999                      1,700,368
                             2000                      1,217,961
                             2001                        885,082
                             2002                        897,096
                             2003                        465,476
                                                      ----------
                                                      $5,539,844
                                                      ----------
                                                      ----------

7.   COMMITMENTS AND CONTINGENCY:
Phone locations:
  The Company rents phone locations from merchants and property owners under varying lease terms, usually seven years, generally cancelable by the Company upon 15 days notice.

Consulting agreement:
  The Company paid a director/shareholder $24,000 and $25,000 for certain consulting services in 1997 and 1998, respectively.

Leases:
Operating leases:
The Company leases its offices in Minnesota and Oregon under operating leases expiring through May 2000. The leases have renewal options and require the Company to pay certain common area costs and real estate taxes. Rent expense under the leases was $39,831 for the year ended December 31, 1997.

Future minimum lease payments are as follows:

                Year ending December 31,                 Amount
                ------------------------                 ------
                           1998                          $43,345
                           1999                           45,388
                           2000                           19,295
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

U.S. Court of Appeals ruled that the rate set by the FCC was inappropriate and needed to be reexamined. The FCC solicited comments on this matter and on October 9, 1997 issued an order reestablishing a dial-around rate for the two year period commencing October 6, 1997. The FCC indicated that it planned to address dial-around compensation for the period from November 6, 1996 through October 6, 1997 in a subsequent order. There can be no assurance when the FCC will issue another order regarding the rate of dial-around compensation, what that order will determine, whether such order will be appealed, and what the determination would be upon any appeal. Accordingly, the Company has recognized revenue at the previous rate of $6.00 per phone per month for the period of January 1, 1997 through October 6, 1997. The change in estimate resulted in an accrual of a $351,000 liability at December 31, 1997 to reflect an estimated liability for payments received in excess of the amount accrued for the period from November 6, 1996 to October 6, 1997. Effective October 7, 1997 and January 1, 1998 the Company recognized dial around revenue at $37.20 and $31.50 per phone per month respectively. The setting of lower dial-around rates by the FCC could have a material effect on the Company's results of operations.




Sales tax contingency:
   After an original contact by ChoiceTel Communications, Inc., the Minnesota Department of Revenue conducted and audit of the Company's revenues for calculation of sales taxes which the department asserts are due on telephone receipts. While the Company does not believe its coin receipts are subject to Minnesota sales tax and has notified the Minnesota Department of Revenue of its position, it may have to assert its position in the Minnesota courts in order to prevail. The financial statements include an accrual management believes is sufficient to cover this contingency.

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

Information with respect to options outstanding as of December 31, 1997 and September 1998, is summarized as follows:


                                    1997                                    1998
                                    ----                                    ----
                                      Weighted average                       Weighted average
                            Shares      exercise price            Shares       exercise price
Outstanding at the          50,000               $1.50           122,500                $4.10
beginning of the year
Granted                     72,500               $5.90           200,000                 4.96
Exercised
Forfeited                                                        (12,500)                4.00
Outstanding at end of
period                     122,500               $4.10           310,000                 4.66
                           -------               -----           -------                 ----
                           -------               -----           -------                 ----
Options exercisable at
period end                  92,500                               280,000
Weighted average
remaining life             2 years                            2.75 years

In connection with the public offering of its stock the Company has outstanding the following warrants:


                                           1997         Weighted average
                                                        exercise price
Issued as part of units in offering     800,000         $  9.50

Granted to Underwriter                  160,000            8.95
                                        -------

Outstanding at end of year              960,000        $   9.40
                                        -------        --------
                                        -------        --------

Warrants exercisable at year end        800,000

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

9.   INCOME TAXES:

On January 1, 1997 the Company terminated its status to be treated as an "S" corporation. The provision for income taxes is as follows:

                                               1997
                                               ----
Current, state                           $   2,000
Deferred:
    Federal                                (90,000)
    State                                  (16,000)
    Effect of change in tax status         (46,000)
                                          --------
                                          $150,000
                                          --------
                                          --------

A reconciliation between the statutory federal income tax rates to the Company's effective tax rate is as follows:

                                                            1997
                                                            ----

     Statutory federal tax rate                            33.0%

     State taxes (net of federal tax benefit)               3.6%

     Effect of change in tax status                        16.2%
                                                        --------

     Effective tax rate                                    52.8%
                                                        --------
                                                        --------

The deferred tax asset and deferred tax liability consists of the following:

                                        December 31,      September 30, 1998
                                        1997
 Deferred tax asset:
 Sales tax contingency                       $   444,000             $   505,514
 Employee benefits                                17,000
 Accrued dial-around compensation                140,000                 140,000
                                             -----------             -----------
                                             $   601,000             $   645,514
 Deferred tax liability:
 Depreciation                                $   448,000             $   514,000
 Amortization                                      1,000                   1,000
                                             -----------             -----------
                                             $   449,000             $   515,000

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



ITEM 2.
                       MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                   FINANCIAL CONDITION AND RESULTS OF OPERATIONS
GENERAL
The Company derives revenue from three principal sources: coin calls, non-coin calls and Dial-Around calls. Coin calls represent calls paid for with coins deposited in the telephone. The Company recognizes coin revenue in the amount deposited net of applicable sales taxes. Non-coin calls are calls charged to a customer credit card or billed to the called party (collect calls). These calls are processed by the payphone's computer using "store and forward" technology or, if a live operator is requested, the call is processed by an operator service provider ("OSP") such as, for example, AT&T, MCI or Sprint. Compensation for Dial-Around calls is paid by long-distance carriers in accordance with rules set by the FCC when consumers access a long-distance carrier directly by dialing an access number, an 800 number, or by using a non-billable calling card.

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

     During April 1998 the Company opened a leasing office in San Juan, Puerto Rico and by the end of September the Company's agents had signed long term location agreements giving the Company the right to install over 1500 phones, of which 150 phones had been installed. Although management may elect not to install all of the phones covered by the location agreements, the limited results to date indicate that the phones are producing comparable revenues to payphones that the company operates in other areas. However, line rates charged by the Puerto Rican Telephone Company are higher than normal, and are being addressed by the payphone industry and the Puerto Rican Utilities Board. In the meantime, the Company is taking a conservative approach to installations as it awaits resolution of this important issue.

THREE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30 1997.
   Total revenue for the three months ended September 30, 1998, increased approximately $983,000, or 51.8%, compared to the three months ended September 30, 1997. This growth was due in part to the Company increasing the average number of pay telephones in service from 3,100 during the 1997 period to 4,350 during the 1998 period, an increase of 40%. Coin revenue increased $548,000 or 36.8% and non coin revenues increased $113,500 or 33.6% compared to the previous year period. Dial-around compensation increased $311,500 or 511.0%. The Company accrued dial-around compensation at approximately $28.50 per phone per month during the 1998 period compared to $6.00 per phone per month during the 1997 period.

     Telephone and long-distance charges increased $246,000 or 42.1% as compared to the previous year period. Site Provider commissions increased $75,500 or 20.2% over the previous year period. Selling, general and administrative ("SG&A") expenses increased by $343,000 or 52.9%, due to the Company's increased spending in Marketing and Acquisition activities and also due to increased costs associated with being a publicly reporting company. This includes spending approximately $150,000 in startup costs to develop and operate the Puerto Rico office. These startup costs include salaries and commissions paid to leasing agents to sign approximately 1,000 phone locations during the period.

   Interest expense decreased $32,000 or 20.2% compared to the prior year. Depreciation and amortization for the 1997 period increased $135,000 or 47.2% as a result of the higher depreciation and amortization associated with the acquired routes.

NINE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30 1997.
   Total revenue for the nine months ended September 30, 1998, increased approximately $1,862,000, or 37.1%, compared to the nine months ended September 30, 1997. This growth was due in part to the Company increasing the average number of pay telephones in service from 2,900 during the 1997 period to 3,600 during the 1998 period, an increase of 24.1%. Coin revenue increased $934,000 or 23.2% and non coin revenues decreased $43,000 or 5.2% compared to the previous year period. Dial-around compensation increased $889,500 or 646.6%. The Company accrued dial-around compensation at approximately $31.50 per phone per month during the 1998 period compared to $6.00 per phone per month during the 1997 period. CLEC margin from internally reselling local telephone service increased $81,500 or 380% compared to the previous year period.

   Telephone and long-distance charges increased $327,000 or 21% as compared to the previous year period. Site Provider commissions increased $126,500 or 12.9% over the previous year period. Selling, general and administrative ("SG&A") expenses increased by $772,500 or 50.4%, due to the Company's increased spending in Marketing and Acquisition activities, and also due to increased costs associated with being a publicly reporting company. This includes spending approximately $250,000 in startup costs to open a leasing office in Puerto
Rico. These startup costs include salaries and commissions paid to leasing agents to sign approximately 1,700 phone locations during the period.

   Interest expense decreased by $283,500 or 58.7% compared to the prior year. Depreciation and amortization for the 1998 period increased $313,500 or 45.6% as a result of the higher depreciation and amortization associated with the acquired routes.

SALES TAX CONTINGENCY.

   The Company, based on its analysis of the published regulations of the Minnesota Department, of Revenue, has not remitted any sales tax payments to the State of Minnesota. In 1996, the Company learned that the opinion of the Department was that calls from payphones were subject to state sales tax. Management is of the view that the payphone service it provides is not subject to sales tax and the Company is challenging the imposition of the tax. Nonetheless, the Company has established a reserve to cover the potential of an unsuccessful resolution of this matter. During the nine months ended September 30, 1998 the Company increased the reserve by $191,000.

LIQUIDITY AND CAPITAL RESOURCES
   For the nine months ended September 30, 1998, the Company's operating activities provided $928,000. Investments in equipment and rental agreements used $4,310,000 and principal payments on long-term debt used $863,000. Activities were funded with a $3,800,000 bank loan, a $500,000 sellers' note and the sale of $1,151,000 in short-term investments, resulting in a $63,000 increase in cash balances.

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

   On June 30, 1998, as part of the purchase of the Philadelphia route, the Company gave the sellers a $500,000 note due 16 months from closing. The note may be reduced depending upon the performance of the Philadelphia phones during the coming 12 months as per the purchase agreement.

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

Item 6.  Exhibits and Reports on Form 8-K

(a)  27 - Financial Data Schedule

(b) Reports on Form 8-K

The company filed reports on Form 8-K on July 6, 1998 reporting on the closing of the acquisition of Jay Telephone Vending and on August 19, 1998 reporting the Company's financial results for the 1998 second quarter and its entry into the Puerto Rican payphone market.