Form 10KSB40
period 1998-12-31
CHOICETEL COMMUNICATIONS INC /MN/
filed 1999-03-30
CIK 1031927

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB
(Mark One)
      [X]              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

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

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

         The revenues for ChoiceTel Communications, Inc. for the fiscal year ended December 31, 1998 were $9,344,248.

         The aggregate market value of the voting and non-voting common equity held by non-affiliates as of March 17, 1999, based on the closing sale price of the Common Stock on such date as reported on the NASDAQ SmallCap Market, was $3,240,324.

On March 1, 1999, the Company had outstanding 2,915,006 shares of Common Stock, par value $.01 per share.

                       DOCUMENTS INCORPORATED BY REFERENCE

    Portions of the Registrant's Form SB-2, Registration Number 333-29969, are incorporated by reference into Part II of this Form 10-KSB.

    Portions of the Registrant's Proxy Statement for its 1999 Annual Meeting of Shareholders are incorporated by reference into Part III of this Form 10-KSB.

    Transitional Small Business Disclosure Format (Check one): Yes       No  X
                                                                   ----     ----

                              TABLE OF CONTENTS

                                                                            PAGE
                                                                            ----
                                    PART I
ITEM 1.  DESCRIPTION OF BUSINESS................................................
ITEM 2.  DESCRIPTION OF PROPERTY................................................
ITEM 3.  LEGAL PROCEEDINGS......................................................
ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS....................


                                    PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS...............
ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION..............
ITEM 7.  FINANCIAL STATEMENTS...................................................
ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE....................................


                                    PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
         PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.............
ITEM 10. EXECUTIVE COMPENSATION.................................................
ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
         AND MANAGEMENT.........................................................
ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.........................
ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.......................................

         SIGNATURES.............................................................

         INDEX TO FINANCIAL STATEMENTS..........................................

         INDEX TO EXHIBITS......................................................

                                     PART I
ITEM 1.  DESCRIPTION OF BUSINESS

GENERAL

         ChoiceTel Communications, Inc. (the "Company") was formed as a Minnesota corporation in 1989. The Company is the largest independent payphone service provider ("PSP") in Minnesota. The Company installed its first payphones in early 1990 and as of December 31, 1998, had an installed phone base of approximately 4,500 payphones in fourteen states and Puerto Rico. The Company has grown its business through the installation of pay telephones in new areas and through strategic asset acquisitions of payphone routes and related assets, including 270 payphones located in Minnesota acquired from American Amusement Arcade in 1993; 85 payphones acquired in Nevada from Telco West in 1995; an additional 1,020 payphones acquired from Telco West in 1997 in Oregon, Idaho, Colorado, Washington and Wyoming; 586 payphones located in Minnesota and Wisconsin acquired from Computer Assisted Technologies, Inc. ("CAT"), together with site contracts only for the installation of an additional 98 payphones in 1997 and 965 phones in Pennsylvania, New Jersey and Delaware from Edward Steven Corporation and Drake Telephone Company in 1998.

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

         As part of the AT&T divestiture, the United States was divided into geographic areas known as local access transport areas or "LATAs." Telephone service that both originates and terminates within the same LATA ("intraLATA") is priced based on tariffs filed with and approved by state regulatory authorities. LECs provide intraLATA telephone service to, among others, independent pay telephone companies. LECs are generally prohibited from offering or deriving revenues or income from services between LATAs ("interLATA"). In addition, most state regulatory authorities require LECs to provide local access
line service to independent pay telephone companies.   See "Business -
Government Regulation."

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

         The Company's objective has been to grow through additional acquisitions and internally, thereby achieving economies of scale. There are approximately 1,500 independent PSPs nationally. The Company believes that there is a significant opportunity to consolidate the highly fragmented independent segment of the payphone industry. Further, independent PSPs, as compared to the RBOCs, generally have a larger percentage of computer-based, or "smart," phones in their inventory of pay telephones and their payphones are placed in locations that generate higher revenue per phone.

         During 1998, the Company researched the Puerto Rican payphone market and determined that if and when the full benefits of the Telecommunications Act of 1996 are reflected in the Puerto Rican payphone market, Puerto Rico will be an attractive market for ChoiceTel to operate payphones. ChoiceTel is focusing its resources in Puerto Rico and does not anticipate any additional acquisitions of payphone routes in 1998.

OPERATIONS

         The Company operates, services and maintains a system of approximately 4,500 pay telephones, with approximately 86% of its payphones located in Minnesota, Pennsylvania, Oregon, and Puerto Rico. All of the Company's pay telephones accept coins as payment for local or long-distance calls and can also be used to place local or long-distance cashless calls.

         COIN CALLS

         The Company's pay telephones generate coin revenue primarily from local calls. Until October 1997, the public utilities commissions of the states in which the Company operated regulated the cost of local coin calls, at that time, rates were deregulated. Management believes it can maximize payphone coin revenues by matching the cost of a local call to the market conditions at the phone. The amount charged for a local call ranges from $0.10 to $0.50, with most phones charging $0.35.

         Long-distance coin calls are carried by long-distance carriers that have agreed to provide long-distance service to the Company's telephones. The majority of the Company's phones sell coin long-distance for a rate of $0.25 per minute, with a two-minute minimum. This rate is well below U.S. West's rates for coin long-distance and is significantly less expensive than credit card or collect long-distance rates. For example, U.S. West charges approximately $3.10 for the first three minutes of a coin long-distance call made in Minnesota, and AT&T charges $3.30 and $3.50 for the first three minutes of credit card and collect long-distance calls, respectively, made from public payphones. The Company offers lower rates to create a better value for price sensitive consumers and to discourage Dial-Around calling from its phones. Management believes that its $0.25 per minute long-distance rate results in considerable goodwill and is a point of differentiation between its phones and its local exchange carrier ("LEC") competitors.

         NON-COIN CALLS

         The Company also receives revenue from non-coin, or cashless, calls made from its pay telephones, including credit card calls, calling card calls, collect calls and third party billed calls. These calls are processed by the payphone's computer using store and forward technology, or, if a live operator is requested, then the call is transferred to the Company's designated operator service provider ("OSP").

         DIAL-AROUND CALLS

         A Dial-Around call originates from a payphone when the user dials a non-billable access number such as, for example, 1-800-Collect, 1-800-CallATT or 10-10-333, and thereby dials around the Company's long-distance carrier in order to reach another long-distance carrier. The user deposits no money for the call and, prior to 1992, the long-distance provider carrying the call paid no commission to the payphone owner. Since 1992, payphone owners have been compensated by long-distance carriers for Dial-Around calls. See "Government Regulation - Dial-Around Compensation."

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

         The Company's smart phones utilize store and forward technology which enables the Company to sell credit card, calling card and collect calls through its own OSP. The store and forward software program provides callers with instructions communicated by a digitized human voice for entering billing information, such as a calling card number or a terminating phone number for a collect call, prior to connecting a call. For example, for a collect call, a synthesized voice directs the caller to speak his name into the payphone handset, the caller's response is digitally recorded and played back when the call is answered at its destination, and the called party is instructed to press "1" on his or her telephone to accept the call. The software program also minimizes fraudulent charges for calling card or credit card calls by automatically communicating with a credit bureau to verify that the card has not been identified as a lost, stolen or delinquent card. For a collect call, the software program can also verify that the number being called is not delinquent. After verifying the call, the payphone will complete the connection using a long-distance carrier. When the call is concluded, the software program directs the billing information, including the date, time and length of the call, the billed-to-number and the charges for the call, to the Company's computer.
Later, the billing records are sent to a processing agent that bills and collects the charges. The processing agent keeps a percentage of the billed amount as its processing fee and remits the balance to the Company. The
Company books the net amount received as non-coin revenue.

         Some of the Company's payphones, primarily those placed in locations that are not high generators of long-distance calls, do not have store and forward capability. In addition, customers occasionally request a live operator even with phones that have the store and forward technology. Examples of calls requiring live operator assistance include person-to-person calls and calls billed to a third party. In these situations, the calls are transferred to an OSP which completes and bills the calls and pays the Company a commission based on the amount billed. The Company contracts with several OSPs for this 24-hour a day service. The Company routes all of these calls to designated OSPs to maximize the commission revenue it receives. There are numerous OSPs available to the Company and the terms offered by them are highly competitive. In selecting an OSP, the Company considers numerous factors including the commission offered, the quality of service and the pricing of calls to customers.

         PLACEMENT OF PAY TELEPHONES. As of December 31, 1998, the Company's pay telephone system consisted of approximately 4,500 telephones located in 14 states and Puerto Rico. The following table sets forth certain information as of the dates indicated concerning the number and location of pay telephones operated by the Company:

                                   NUMBER OF PAY TELEPHONES

STATE                                                                           DECEMBER 31,     DECEMBER 31,
-----                                                                           ------------     ------------
                                                                                       1997              1998
                                                                                     -------           ------
Minnesota............................................................                  1,849            1,925
Pennsylvania.........................................................                     --              960
Oregon...............................................................                    714              667
Idaho................................................................                    318              285
Puerto Rico..........................................................                     --              304
Nevada...............................................................                    115               97
Additional phones in 9 states .......................................                    217              265
                                                                                         ---              ---

                                                                     Total             3,213            4,503

         The Company's ROI focus has enabled it to profile locations based on the likely profitability of a location. While this methodology is proprietary, as are the specific locations under contract, the Company's locations include a wide variety of establishments, such as restaurants, shopping malls, convenience stores, grocery stores, gas stations and schools. The Company's pay telephone lease mix includes indoor phones, walk-up outdoor phones and drive-up payphones. While the Company had a single Site Provider that accounted for more than 5% of its pay telephones and revenue in the years ended December 31, 1995 and 1996, no single Site Provider accounted for more than 5% of its pay telephones and revenues in either of the years ended December 31, 1997, and 1998.

         Agreements with Site Providers to install the Company's pay telephones (the "Site Agreements") provide for revenue sharing with Site Providers, typically a commission based on a negotiated percentage of revenue from the pay telephone. The Site Agreements give the Company the exclusive right to install pay telephones at that location and are generally of a five-year or greater term with automatic renewal provisions. The Company's Site Agreements normally give the Company the right to remove poor performing phones. Further, the Company can typically terminate a Site Agreement on 30 days' notice to the Site Provider. The Site Provider does not generally have the right to terminate a Site Agreement.

         PHONE LINE RATES. The Company pays local line charges for each of its installed payphones. These line charges cover basic service to the telephone as well as the transport of local calls. The Company's business model has always been based on ROI and thus is highly influenced by the line rate charged by LECs, primarily U.S. West. Pay telephones are regulated by state public utilities commissions ("PUCs") and generally can be connected only to a Public Access Line ("PAL"). When the Company commenced operations, the PAL rate in effect was approximately equal to the cost of a standard business line, plus additional charges based on the number of calls placed at the phone, this resulted in an average phone bill of about $130 per month per phone.. In April 1996, the Company's wholly owned subsidiary, ChoiceTel, Inc. ("CI"), was approved to operate as a competitive local exchange carrier "CLEC" in Minnesota. As a CLEC, CI was able to purchase standard business lines, which U.S. West sold for $54 per line, and resell them to Payphone companies as PALs, which US West sold for a higher price. In May 1997, CI entered into an agreement with U.S. West that provides CI with a 21.5% reseller discount on the pre-tax cost of telephone lines in Minnesota. Over the years, US West has reduced the cost of a PAL, so that by April 1998, the cost of a PAL was the same as a standard business line.

         On March 9, 1998, the FCC issued an order, effective on April 8, 1998, which would require payphone providers to use LEC-provided PALs in order to continue to receive dial-around compensation from long-distance carriers after January 1, 1999. LEC-provided PALs are similar in cost to the lines the Company purchases from its CLEC, however without the opportunity to earn the resellers' discount. On February 4, 1999 the Minnesota PUC ordered U.S. West to extend the 21.5% resellers' discount to PALs purchased by resellers. US West has filed for reconsideration by the Minnesota PUC.

         MARKETING. At December 31, 1998, six of the Company's employees devoted substantially all of their time to locating and contracting with new Site Providers in Minnesota, Puerto Rico and Oregon. In addition, the Company engages independent contractors in Puerto Rico to locate new sites for payphone installations. Management believes a successful contracting program requires identifying good locations, selling Site Providers on the benefits of the Company's payphones, and negotiating favorable Site Agreement terms.

         Identifying good locations for payphones is the most important aspect of the Company's marketing program, which includes an evaluation of population density, calling patterns and neighborhood socio-economic factors. The Company concentrates its efforts towards high traffic locations, lower income neighborhoods, and venues where people expect to find payphones.

         The Company promotes its payphone program to Site Providers by emphasizing service and maintenance. Site Providers generally view the payphone as a customer service rather than a profit center. Providing repair and collection services during evenings and on weekends and providing live call placement assistance sometimes is more important in securing the Site Agreement than the amount of commission paid to the Site Provider.

         SERVICE AND MAINTENANCE. The Company believes it offers many of its Site Providers a higher level of service than is provided by the LEC competitors, who typically offer lower commissions and do not monitor payphone performance. The Company monitors its payphones electronically and offers evening and weekend repair service. The Company uses 41 full- and part-time field service technicians, each of whom collects money, cleans phones and responds to trouble calls made by either a consumer or by the telephone itself as part of its internal diagnostic procedures. Many technicians are also responsible for the installation of new telephones. Due to the ability of the field service technicians to perform multiple service and maintenance functions, the Company is able to limit the frequency of trips to each pay telephone as well as the number of employees needed to service the pay telephones.

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

         Opening the local telephone markets to competition will likely reduce telephone line charges, which is the Company's largest operating expense. In most of the areas where the Company operates, it must purchase local telephone service from a single regulated monopoly (such as U.S. West). As AT&T, MCI, Sprint and others compete to offer local telephone service, telephone line charges are expected to decline. In addition, the Company expects that its high number of telephone lines will give it the ability to negotiate additional volume discounts. In 1998, a CLEC in Minnesota began offering PALs priced 25% below the Company's cost. At December 31, 1998 the Company had converted approximately 300 lines and has plans to convert additional lines as exchanges are made available.

         Commencing in the 1998 fourth quarter, the Company began to experience a negative impact on its revenues, which management believes results from increased usage of wireless devices, which appear to be reducing consumers' reliance on payphones. Accordingly, while the means and desire to communicate by telephone generally increases, the Company anticipates that its payphones may experience decreased usage, and that the heavy promotion and proliferation of affordable wireless devices and related service charges may adversely impact its revenues.

GOVERNMENT REGULATION

         In January 1996, Congress passed the Telecom Act, a comprehensive telecommunications bill that, in part, dealt with several concerns of the independent pay telephone industry. Congress stated that its intent was to create a "pro-competitive, de-regulatory national policy framework designed to accelerate rapidly private sector deployment of advanced telecommunications and information technologies and services to all Americans by opening all telecommunications markets to competition." The Telecom Act, among other things, requires local telephone companies to eliminate subsidies of their pay telephone services and to treat their own and independent payphones in a nondiscriminatory manner. Of particular importance to the

Company, the Telecom Act addressed the inherently unfair disadvantage independent pay telephone companies have in competing with regulated monopolies, the compensation of independent pay telephone companies for calls made from their equipment that previously offered no compensation, and the issue of price regulation of local calls by the various state PUCs.

         COMPETITION WITH RBOCS. Under the Telecom Act, the RBOCs must operate their payphone divisions with separate profit and loss statements. The Company believes that this will likely result in the Company's RBOC competitors being less aggressive in bidding for locations. It also may result in the RBOCs removing many low volume pay telephones that collectively compete with the Company's pay telephones.

         DIAL-AROUND COMPENSATION. Pay telephones are required by the FCC to provide equal Dial-Around access to all long-distance carriers, either by access code (such as "10-10-333") or by 800 service. Prior to November 1996, the Company received $6 per payphone per month from long-distance carriers for providing this Dial-Around service. The Telecom Act recognized that it is a burden to payphone companies to provide such access and that the compensation paid to payphone companies for this access should be greater. Because the infrastructure to track and compensate for these calls did not exist at that time, the FCC's 1996 order raised the flat rate of compensation for the Dial-Around service to approximately $45 per payphone per month, based on $0.35 per call times the national average of 131 monthly Dial-Around calls placed per payphone. In October 1997, the method of compensating payphone companies was scheduled to switch to a per call charge of $0.35 to be tracked and paid by the long-distance carriers and, in November 1998, the per call charge was scheduled to equal the cost of a local pay telephone call
         The FCC's 1996 order implementing the increased Dial-Around compensation was appealed, with the intent of decreasing the amount of Dial-Around compensation mandated by the order. In July 1997, the Court remanded the matter to the FCC for reconsideration of the rate of Dial-Around compensation. The Court found that the per call charge of $0.35 was inappropriate because the FCC did not consider evidence of the differences in the cost of coin calls and Dial-Around calls. The long-distance carriers then petitioned the Court to clarify the effect of the Court's July decision and to vacate the portion of the FCC's 1996 order setting the rate of Dial-Around compensation pending the FCC's re-examination of the Dial-Around rate. Further, in a letter to the FCC dated August 15, 1997, AT&T challenged the FCC's authority to order the long-distance carriers to make any payments during the pendency of the rate determination and stated its intention to make Dial-Around payments voluntarily based on its imputed rate of $0.12 per call, subject to retroactive adjustments, up or down, after the FCC's final order on remand. The Court agreed with the long-distance carriers. In a decision dated September 16, 1997, the Court vacated the portion of the FCC's 1996 order setting the rate of Dial-Around compensation pending a new FCC order on remand. Accordingly, the long-distance carriers were not required to make Dial-Around payments to payphone service providers until the FCC issued a new order setting the Dial-Around rate. On October 9, 1997, the FCC issued an order establishing the Dial-Around rate as of October 7, 1997 at $0.284 per call ($0.35 minus an offset of $0.066 for expenses unique to coin calls) for the two years beginning October 7, 1997. The FCC indicated that it planned to address Dial-Around compensation for the period from November 6, 1996 through October 6, 1997 in a subsequent order and tentatively concluded that the $0.284 per call rate adopted on a going forward basis should also govern compensation during the period from November 6, 1996 through October 6, 1997. This would be approximately $37 per payphone per month. Because the Company could not be certain what the rate of Dial-Around compensation would be for the period from November 7, 1996 through October 6, 1997, it has determined the amount of its revenue from Dial-Around compensation for the six months ended June 30, 1997 and going forward through October 6, 1997 based upon the previous rate of $6.00 per payphone per month, and established an $85,000 liability for revenue accrued in excess of the previous rate during the period from November 6, 1996 through December 31, 1996. Beginning October 7, 1997, the Company began recognizing revenue from Dial-Around compensation based upon the Dial-Around rate of

$0.284 per call multiplied by an estimated number of dial-around calls per phone. On May 15, 1998 the Court again remanded the dial-around rate back to the FCC for further justification of the $0.35 starting point. On February 4, 1999 the FCC issued an order reducing the dial around rate to $0.24 retroactive to October 7, 1997 and going forward until at least January 31, 2002. The FCC indicated that it planned to address Dial-Around compensation for the period from November 7, 1996 through October 6, 1997 in a subsequent order and tentatively concluded that the $0.24 per call rate adopted on a going forward basis should also govern compensation during the period from November 7, 1996 through October 6, 1997. However, there can be no assurance that Dial-Around compensation will not be based on a rate that is less than $6.00 per payphone per month for the period from November 7, 1996 through October 6, 1997 or that is less than $0.24 per call for the period beginning October 7, 1997. The setting of a rate of Dial-Around compensation that is to be paid to the Company that is less than the Company's estimate of such rate could have an adverse effect on the results of operations and financial condition of the Company, which could be material.

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

EMPLOYEES

         As of December 31, 1998, the Company had 65 employees, 52 of whom were full-time. No employees are covered by a collective bargaining agreement. The Company believes that its relationships with employees are good.

ITEM 2.  DESCRIPTION OF PROPERTY

         The Company's corporate offices are located in approximately 5,000 square feet of leased space in Plymouth, Minnesota. The lease for this property expires in May 2000 and the Company has two successive options to extend the lease for additional one-year periods. The Company also leases approximately 2,250 square feet of warehouse and office space in Lake Oswego, Oregon. The lease for this property expires in July 1999 and the Company has an option to extend the lease for one additional one-year period. The Company also leases approximately 2,000 square feet of office space in San Juan Puerto Rico. The lease for this property expires in April 2000 and the Company holds three successive options to extend the lease for additional one-year periods. The Company also leases 2,000 square feet of warehouse space in Conshohocken, Pennsylvania. The Company believes that its current facilities are sufficient for its needs for the foreseeable future.

ITEM 3.  LEGAL PROCEEDINGS

         MINNESOTA SALES TAX. The Company, based on an analysis of the published regulations of the Minnesota Department of Revenue, has not remitted any sales tax payments to the State of Minnesota. In 1996, the Company learned that the opinion of the Department was that coin-operated payphone receipts were subject to state sales tax. Despite the Department's position, management is still of the view that the Company is not subject to sales tax, and the Company is challenging the imposition of the tax. The Company retained special tax counsel to contest the Department's position that coin-operated payphone receipts are subject to sales tax. Nonetheless, the Company has established a reserve of $1,362,000 as of December 31, 1998, to provide for the potential sales tax liability and will continue to reserve on a monthly basis until a definitive ruling is obtained.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         There were no matters submitted to a vote of security holders during the 4th quarter of the fiscal year ended December 31, 1998.

                                 PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The Company's Common Stock and Redeemable Warrants have been quoted on the NASDAQ SmallCap Market under the symbol "PHON" and "PHONW", respectively, since November 10, 1997 . The following table sets forth, for the periods indicated, the range of high and low prices for the Company's Common Stock and Redeemable Warrants as reported on the NASDAQ SmallCap Market.

                                                                  COMMON STOCK         REDEEMABLE
                                                                  ------------          WARRANTS
                                                                                       ----------
                                                                   High     Low        High      Low
              1997:
              Fourth Quarter................................     $6.250     $4.625     $1.375     $0.75

              1998:
              First Quarter.................................     $4.000      $3.25     $0.750     $0.50
              Second Quarter................................     $4.375      $3.50     $0.625     $0.50
              Third Quarter.................................     $5.125      $3.00     $0.563     $0.25
              Fourth Quarter................................     $4.250      $2.50     $0.250     $0.063

         As of November 30, 1998, there were 300 shareholders of the Company's Common Stock.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

         EXCEPT FOR HISTORICAL INFORMATION CONTAINED IN THIS REPORT, INFORMATION CONTAINED IN THIS FORM 10-KSB CONTAINS "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995, WHICH CAN BE IDENTIFIED BY THE USE OF FORWARD-LOOKING TERMINOLOGY SUCH AS "MAY", "WILL", "EXPECT", "PLAN", "ESTIMATE", OR "CONTINUE" OR THE NEGATIVE THEREOF OR OTHER VARIATIONS THEREON OR COMPARABLE TERMINOLOGY. THERE ARE CERTAIN IMPORTANT FACTORS THAT COULD CAUSE RESULTS TO DIFFER MATERIALLY FROM THOSE ANTICIPATED BY SOME OF THESE FORWARD-LOOKING STATEMENTS, INCLUDING WITHOUT LIMITATION, THE EFFECTS OF CHANGES IN ECONOMIC CONDITIONS AND THE "RISK FACTORS" ENTITLED "RISKS ASSOCIATED WITH EXPANSION STRATEGY," "COMPETITION," "PENDING DETERMINATION OF DIAL-AROUND COMPENSATION RATE," "OTHER REGULATORY FACTORS," "TECHNOLOGICAL CHANGE AND NEW SERVICES," "DEPENDENCE UPON THIRD-PARTY PROVIDERS," "SERVICE INTERRUPTIONS; EQUIPMENT FAILURES," "RELIANCE ON SINGLE BRAND OF PAYPHONES," "SEASONALITY" AND "RELIANCE ON KEY PERSONNEL" CONTAINED IN THE COMPANY'S PROSPECTUS DATED NOVEMBER 10, 1997 INCLUDED IN THE REGISTRATION STATEMENT ON FORM SB-2 FILED WITH THE SECURITIES AND EXCHANGE COMMISSION (REGISTRATION NO. 333-29969). SUCH "RISK FACTORS" ARE INCORPORATED HEREIN BY REFERENCE. INVESTORS ARE CAUTIONED THAT ALL FORWARD-LOOKING STATEMENTS INVOLVE RISK AND UNCERTAINTY.

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

         The principal costs related to ongoing operation of the Company's payphones include telephone line charges, consisting of payments made by the Company to telephone companies and long-distance carriers for access charges and use of their networks; commission payments to Site Providers; and service, repair and maintenance costs.

RESULTS OF OPERATIONS

         The following table presents certain items in the combined statements of operations as a percentage of revenue for the years ended December 31, 1997 and 1998.

STATEMENT OF OPERATIONS DATA:                         1997          1998
                                                      ----          ----
REVENUE:
Coin  revenue............................            78.2%         72.0%
Non-coin revenue.........................             13.8          11.5
Dial-around revenue......................              6.7          14.6
CLEC revenue.............................              1.3           1.9
Total Revenue............................             100%          100%

SERVICE COSTS AND EXPENSES:
Telephone line charges...................            31.4%         26.1%
Commissions..............................             18.3          16.6
Service, repair and maintenance .........              2.9           2.6
Total cost of service....................            52.6%          45.3%

Gross margin.............................            47.4%         54.7%
Selling, general and admin. .............             25.0          32.4
Interest.................................              9.9           3.3
Depreciation and amortization............             13.1          14.1
Sales tax contingency....................              3.4           2.7
Net income (loss) before income tax                 (4.0%)          2.2%
provision................................

Average phones in service................            2,980         3,800

YEAR ENDED DECEMBER 31, 1998 COMPARED TO YEAR ENDED DECEMBER 31 1997.

         Total revenue for the year ended December 31, 1998, increased approximately $2,263,000, or 32%, compared to the year ended December 31, 1997. This growth was due in part to the Company increasing the average number of pay telephones in service from 2,980 during the 1997 period to 3,800 during the 1998 period, an increase of 27.5%. Coin revenue increased $1,320,000 or 23.8% and non-coin revenues increased $121,000 or 12.4% compared to the previous year period. Management believes that lower non-coin revenues are due to increased dial-around calls. Dial-around compensation increased $918,000 or 194.7%. The Company accrued dial-around compensation at approximately $30.50 per phone per month during the 1998 period compared to $13.00 per phone per month during the 1997 period. CLEC margin from internally reselling local telephone service increased $87,000 or 91.4% compared to the previous year period. The Company received a resellers discount for the last 6 months of 1997 and for 12 months in 1998.

         Commencing in the fourth quarter of 1998, the Company experienced a significant decrease in coin revenues in the Midwest region. The Midwest region includes Minnesota and Wisconsin and represents approximately 48% of the phones in service at December 31, 1998. During the fourth quarter of 1998, despite a 6% increase in the number of phones in service in the Midwest region, total coin revenues in that region decreased $129,000 or 11.2% as compared to the fourth quarter of 1997. Management attributes the reduction to increased competition from wireless communication devices.

         Telephone and long-distance charges increased $377,000 or 17.0% as compared to the previous year period. Site Provider commissions increased $260,000 or 20.1% over the previous year period. Selling, general and administrative ("SG&A") expenses increased by $1,253,000 or 70.8%, due to the Company's increased spending in Marketing and Acquisition activities, and also due to increased costs associated with being a publicly reporting company. This includes spending approximately $250,000 of marketing, administration and office expenses to open a leasing office in Puerto Rico, and salaries and commissions paid to leasing agents who signed approximately 1,600 phone locations during the period, 300 of which were installed at December 31, 1998.

         Interest expense decreased by $391,000 or 55.8% compared to the prior year. Depreciation and amortization for the 1998 period increased $389,000 or 42.0%. The increase is a result of increased depreciation and amortization associated with acquiring the Jay Telephone route and is reduced by approximately $75,000 as a result of increasing the estimated useful life of payphones from 7 years to 10 years effective the fourth quarter of 1998. Management believes a 10 year useful life is a better estimate of payphone performance. Without this change, depreciation and amortization increased $464,000 or 50% over the previous year.

YEAR ENDED DECEMBER 31, 1997 COMPARED WITH YEAR ENDED DECEMBER 31, 1996

         For the year ended December 31, 1997, total revenue increased approximately $3,603,000, or 101.2%, compared to the year ended December 31, 1996. This growth was primarily attributable to the increase in the average number of pay telephones in service from 1,125 during 1996 to 2,980 during 1997. Coin revenues during the period increased by $2,728,000 or 97.0% and non-coin revenues increased by $556,500 or 110.8%.

         Telephone charges increased in 1997 by $935,000 or 72.5% above the previous year's period. The growth in telephone charges was kept below the rate of growth in payphones primarily due to the Company's subsidiary, CI, receiving authorization to act as a reseller of telephone service in April 1996, which ultimately reduced the Company's line charges in Minnesota to $52 per line.

         Commissions paid to Site Providers increased $714,000 or 123.2% above the previous year's period, primarily as the result of the growth of phones in service. Collection, repair and maintenance increased $578,500 or 190.1% above the previous year period. In the 1997 period, selling, general and administrative expenses increased approximately $566,000, or 88.1%, from the prior year's period. Interest expense increased $463,000 or 386.9% compared to the prior year period due to increased borrowing to finance the acquisition of routes from Telco West and Computer Assisted Technologies, Inc. ("CAT"). Depreciation and amortization increased in 1997 by $569,500, an increase of 156.1% over the prior year's period, attributable to amortization associated with the acquired phones and contracts.

EXPANSION INTO PUERTO RICO

         During 1998, the Company began researching the Puerto Rican payphone market. It was determined that although the Puerto Rican Regulatory Board (PRRB) had not required the Puerto Rican Telephone Company (PRTC) to provide "competition neutral" service to independent payphone providers at a "cost-based rate", the Company was confident that the Telecom Act would eventually correct this situation. In March, the Company hired a Leasing Manager for Puerto Rico and began contracting with local businesses to provide payphone service. In April the Company received its first payphone lines from the PRTC and installed its first payphones. As of December 31, 1998 the Company had installed 300 payphones and had signed agreements to install an additional
1,300 payphones. On March 1, 1999 the Company had 13 fulltime employees in Puerto Rico.

         In March of 1998, the Company received verbal assurances from the PRTC, that payphone lines would be made available, and the charge would be a flat rate of $50.00 per month per line. However, when actually invoiced the bills included additional charges ranging from $0.13 to $0.26 per call. At that time, the PRTC and the Company agreed that until a final decision was reached on a rate case before the PRRB, the Company would not pay the per call charges. On May 27, 1998 the PRRB ruled on that rate case and instructed the PRTC to reduce the per call charges to between $0.01 and $0.03 per call, depending upon the routing of the call. The PRTC appealed the ruling to the Court of Appeals, which upheld the ruling in December 1998. The PRTC appealed the ruling to the Puerto Rican Supreme Court, which on January 28, 1999 agreed to hear the case and issued a stay of execution until the court renders a decision on the appeal. During the second and third quarters of 1998 the Company accrued unpaid line charges at the rate of $0.15 per call.
In the fourth quarter the Company reduced the accrued unpaid line charges to $0.06 per call. If the Puerto Rican Supreme Court reverses the Court of
Appeals, and reinstates the old rates, then the Company estimates it would have an unrecorded liability at December 31, 1998 of $45,000.

         On September 21, 1998, hurricane Georges struck Puerto Rico, causing considerable damage to the Island including widespread loss of telephone service. Damage to the Company's property was not significant, however the subsequent interruption in telephone service resulted in considerable down time at some payphones. For 7 days following the storm, the Company programmed its payphones to provide free local calls in Puerto Rico. This public service was widely broadcast on local radio.

PUBLIC INTERNET ACCESS TERMINALS
         During 1998, the Company began test marketing public internet access terminals, which allow a customer to access the internet while away from their home or office computer. The customers have the option of paying the charges, currently $1.00 for 5 minutes, using cash or a credit card. At December 31, 1998 the Company had contracted with site providers to install 10 terminals, of which 5 were installed. Under the terms of the contracts, the Company receives all revenues generated by the terminals in return for a commission payment based upon revenues generated.

         Based on results of testing through December 31, 1998, management has determined to continue public internet testing in order to determine whether consumer demand will be sufficient to generate a return on the investment, which currently is approximately $5,000 per terminal. Management is also considering other strategies to develop the market, including bringing into the business joint venture partners that may benefit in owning part of a network of public internet terminals, with the goals of lowering the Company's investment per terminal and accelerating the growth of the network.

SALES TAX CONTINGENCY

         Based on its analysis of the published regulations of the Minnesota Department of Revenue the Company has not remitted any sales tax payments to the State of Minnesota. In 1996, the Company learned that the opinion of the Department was that calls from payphones were subject to state sales tax. Management is of the view that the payphone service it provides is not subject to sales tax and the Company is challenging the imposition of the tax. Nonetheless, on December 31, 1996, the Company established a reserve of $865,000 for the years prior thereto and has reserved an additional $242,760 and $253,970 for the year ended December 31, 1997 and 1998 respectively.

LIQUIDITY AND CAPITAL RESOURCES

         For the year ended December 31, 1998, the Company's operating activities provided $1,307,000. Investments in equipment and rental agreements used $5,419,000 and principal payments on long-term debt and fees used $1,179,000. Activities were funded with 4,150,000 in bank debt, the sale of $1,151,000 in short-term investments and collections of stock subscriptions of $9,000, resulting in a $19,534 increase in cash balances.

         On June 30, 1998, the Company entered into a Credit Agreement with Norwest Bank (the "Bank") pursuant to which the Company borrowed $3,800,000 to acquire the Jay Telephone route. The Company granted the Bank a first lien on all of its assets to secure its obligations to the Bank. The agreement provided for the payment of interest at an annual rate equal to 1.0% over the "reference" rate announced from time to time by the Bank. The principal balance is amortized over 60 months. On December 16, 1998 the agreement was amended to provide the Company a $1,000,000 line of credit to be used to accelerate the rate of installations in Puerto Rico. The line of credit converts into a fully amortizing term loan on September 30, 1999 to be amortized over the following 45 months, at December 31, 1998 the Company had drawn $350,000 from the line of credit.

         On June 30, 1998 as part of the purchase of the Jay Telephone route, the Company delivered a performance-based contingent promissory note of $500,000 due October 30, 1999. The principal balance of the note is subject to reductions depending upon the performance of the acquired phones during the 12 months ending June 30, 1999. Based upon performance to date, the Company does not anticipate that it will be required to make any payments on the note.

         During the first quarter of 1999, the Company agreed in principle to sell approximately 1000 payphones in an all cash transaction. The transaction is subject to completion of due diligence and other customary closing conditions. The Company anticipates the transaction will be completed in the second quarter of 1999 and that net proceeds will be applied to the reduction of debt and the installation of payphones in Puerto Rico. The Company expects to partially offset the loss of revenues derived from the assets to be sold with revenues from the Puerto Rican phones and through reduced borrowing costs.

RECENT ACQUISITIONS

         On June 30, 1998 the Company completed its acquisition from Edward Steven Corporation and Drake Telephone Company of 965 payphones located principally in Philadelphia, Pennsylvania, as well as the trade name "Jay Telephone Vending". The purchase price for the acquired assets was $4,005,987 with the Company paying the purchase in cash of which $3,800,000 was provided by a bank loan. An additional amount up to $500,000 may be due based upon the performance of acquired phones during the twelve months ending June 30, 1999. Based upon performance to date, the Company does not anticipate that it will be required to make any additional payments.

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

YEAR 2000 ISSUES

         Many existing computer programs use only two digits to identify a year in the date field, with the result that data referring to the year 2000 and subsequent years may be misinterpreted by these programs. If present in the computer applications of the Company and not corrected, this problem could cause computer applications to fail or to create erroneous results and could cause a disruption in operations and have a short-term adverse effect on the Company's business and results of operations. The Company has evaluated its principal computer systems and has determined that they are substantially Year 2000 compliant. The Company has initiated discussions with its key suppliers to determine whether they have any Year 2000 issues, and has received assurances that they do not anticipate any disruption in operations. The Company has not incurred any material expenses to date in connection with this evaluation and does not anticipate material expenses in the future, depending on the status of its suppliers and customers with respect to this issue.

ITEM 7.  FINANCIAL STATEMENTS

         The following financial information of the Company is included as follows:

                                                                                                          PAGE
                                                                                                          ----
Report of Independent Auditors...................................................................
Consolidated Financial Statements:
      Consolidated Balance Sheets for Years Ended December 31, 1998 and 1997.....................
      Consolidated Statements of Operations for Years Ended December 31, 1998
      and 1997...................................................................................
      Consolidated Statements of Shareholders' Equity for Years Ended December 31,
      1998 and 1997..............................................................................
      Consolidated Statements of Cash Flows for Years Ended December 31, 1998


      and 1997...................................................................................
      Notes to Consolidated Financial Statements.................................................

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      None.

                                  PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

     The information regarding concerning the Directors, Executive Officers, Promoters and Control Persons is set forth in the Company's definitive Proxy Statement to be delivered to stockholders in connection with the Company's Annual meeting of Stockholders to be held on May 25, 1999 (the "Proxy Statement") under the headings "Election of Directors" and "Executive Officers", which information is incorporated herein by reference to the Proxy Statement which the Company intends to file with the Securities and Exchange Commission by April 19, 1999. The information regarding compliance with Section 16(a) of the Securities Exchange Act of 1934 is set forth in the Proxy statement under the heading "Section 16(a) Beneficial Ownership Reporting Compliance", which information is incorporated herein by reference.

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

                              PART IV

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      EXHIBITS.  SEE "EXHIBIT INDEX" ON PAGE FOLLOWING SIGNATURES.

(b)      REPORTS ON FORM 8-K

         The Company filed reports on Form 8-K on November 16, 1998 reporting the Company's financial results for the third quarter ended September 30, 1998 and on December 21, 1998 reporting anticipated 4th quarter results.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            CHOICETEL COMMUNICATIONS, INC.

                                            Date: March 30, 1999
                                            By /s/ Gary S. Kohler
                                               ----------------------------
                                                  Gary S. Kohler

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

             SIGNATURE                                           TITLE                                           DATE
             /s/ Gary S. Kohler                                  Director                                        March 30, 1999
             -----------------------------------------------
             Gary S. Kohler

             /s/ Jeffrey R. Paletz                               President and Director                          March 30, 1999
             -----------------------------------------------
             Jeffrey R. Paletz

             /s/ Melvin Graf                                     Executive Vice President and                    March 30, 1999
             -----------------------------------------------     Director
             Melvin Graf

             /s/ Jack S. Kohler                                  Vice President and Chief Financial              March 30, 1999
             -----------------------------------------------     Officer
             Jack S. Kohler

             /s/ Dustin Elder                                    Vice President                                  March 30, 1999
             -----------------------------------------------
             Dustin Elder

             /s/ Robert A. Hegstrom                              Director                                        March 30, 1999
             -----------------------------------------------
             Robert A. Hegstrom

             /s/ Michael Wigley                                  Director                                        March 30, 1999
             -----------------------------------------------
             Michael Wigley

                           SECURITIES AND EXCHANGE COMMISSION
                                     WASHINGTON D.C.

                              EXHIBIT INDEX TO FORM 10-KSB
                                           OF
                             CHOICETEL COMMUNICATIONS, INC.

                       For the Fiscal Year Ended December 31, 1999
                            Commission File Number: 0-230 17

     EXHIBIT
       NO.    DESCRIPTION
       ---    -----------
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

       10.20* Employment Agreement with Dustin Elder, dated as of August 14,
              1997

       10.21 Agreement for Service Resale with U.S. West Communications, Inc., undated


              (incorporated by reference to Exhibit 10.21 of the Registrant's
              Registration Statement on Form SB-2; Registration No. 333-29969)

       10.22  Agreement for Sale and Purchase of Business Assets with Edward
              Steven Corporation and Drake Telephone Company, dated May 7, 1998
              **

       10.23  Credit Agreement with Norwest Bank Minnesota, dated as of June 30,
              1998 **

       10.24  First Amendment to the Credit Agreement with Norwest Bank
              Minnesota, dated as of December 16, 1998 **

       21     Subsidiaries of Registrant **

       24     Power of Attorney (included on the signature page of this Form
              10-KSB)

       27     Financial Data Schedule (filed with electronic version only)

              -------------
              *       Management contract or compensatory plan or arrangement.
              **      Filed herewith.

                                         CONSOLIDATED FINANCIAL STATEMENTS FOR:


                                                      CHOICETEL COMMUNICATIONS,
                                                          INC. AND SUBSIDIARIES



                                                                    Years ended
                                                     December 31, 1998 and 1997

                         INDEPENDENT AUDITORS' REPORT



Board of Directors
ChoiceTel Communications, Inc.
Minneapolis, Minnesota


We have audited the accompanying consolidated balance sheets of ChoiceTel Communications, Inc. and Subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of operations, shareholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of ChoiceTel Communications, Inc. and Subsidiaries as of December 31, 1998 and 1997, and the consolidated results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles.


/s/ Schechter Dokken Kanter Andrews & Selcer Ltd.


Minneapolis, Minnesota
March 16, 1999


CHOICETEL COMMUNICATIONS, INC.                                                         CONSOLIDATED
AND SUBSIDIARIES                                                                     BALANCE SHEETS
                                                                                        DECEMBER 31
---------------------------------------------------------------------------------------------------
                                                                        1998              1997
                                                                   -------------      -------------

ASSETS:
    Current assets:
       Cash                                                        $     363,239      $     343,705
       Short-term investments                                                             1,151,215
       Accounts receivable                                             1,080,794            575,313
       Prepaid:
          Rent                                                           176,411             93,357
          Other                                                          487,149            458,509
       Deferred taxes                                                    710,000            601,000
                                                                   -------------      -------------
          Total current assets                                         2,817,593          3,223,099
                                                                   -------------      -------------
    Property and equipment, net                                        6,336,401          4,521,017
                                                                   -------------      -------------
    Other assets:
       Prepaid rents                                                      73,998             92,179
       Rental contracts, net of accumulated amortization
         of $776,333 in 1998 and $355,412 in 1997                      5,501,771          3,212,450
       Deferred financing, net of accumulated
         amortization of $3,000 in 1998                                   27,000
                                                                   -------------      -------------
                                                                       5,602,769          3,304,629
                                                                   -------------      -------------
                                                                   $  14,756,763      $  11,048,745
                                                                   -------------      -------------
                                                                   -------------      -------------
LIABILITIES AND SHAREHOLDERS' EQUITY:
    Current liabilities:
       Checks outstanding in excess of bank balance                $      74,604      $     139,239
       Notes payable                                                     350,000            350,000
       Current portion of long-term debt                               1,222,559            843,301
       Accounts payable                                                  238,944             48,000
       Accrued expenses                                                2,339,805          2,116,142
                                                                   -------------      -------------
          Total current liabilities                                    4,225,912          3,496,682
                                                                   -------------      -------------
    Long-term liabilities:
       Deferred taxes                                                    653,000            449,000
       Long-term debt, net of current portion                          3,891,732          1,269,985
                                                                   -------------      -------------
                                                                       4,544,732          1,718,985
                                                                   -------------      -------------
    Shareholders' equity                                               5,986,119          5,833,078
                                                                  --------------      -------------
                                                                  $   14,756,763      $  11,048,745
                                                                  --------------      -------------
                                                                  --------------      -------------

                See notes to consolidated financial statements.


CHOICETEL COMMUNICATIONS, INC.                                      CONSOLIDATED
AND SUBSIDIARIES                                        STATEMENTS OF OPERATIONS
                                                        YEARS ENDED DECEMBER 31,
--------------------------------------------------------------------------------
                                                           1998          1997
                                                      ------------   -----------
Service revenue                                       $  9,344,248   $ 7,081,227
Cost of service                                          4,231,342     3,725,204
                                                      ------------   -----------
Gross margin                                             5,112,906     3,356,023
                                                      ------------   -----------
Selling, general and administrative expenses:
    Salary and benefits                                  1,873,070     1,260,863
    Travel and related                                     196,598       128,115
    Office and overhead                                    952,066       379,711
                                                      ------------   -----------
                                                         3,021,734     1,768,689
                                                      ------------   -----------
Depreciation and amortization                            1,317,051       927,697
Interest                                                   310,081       701,048
Sales tax contingency                                      253,972       242,760
                                                      ------------   -----------
                                                         4,902,838     3,640,194
                                                      ------------   -----------
Income (loss) before income taxes                          210,068      (284,171)
Provision for income taxes (benefit)                        95,000      (150,000)
                                                      ------------   -----------
Net income (loss)                                     $    115,068   $  (134,171)
                                                      ------------   -----------
                                                      ------------   -----------
Earnings per common share:
    Basic                                             $        .04   $      (.06)
                                                      ------------   -----------
                                                      ------------   -----------
    Diluted                                           $        .04   $      (.06)
                                                      ------------   -----------
                                                      ------------   -----------
Weighted average number of common shares outstanding:
    Basic                                                2,915,006     2,114,922
                                                      ------------   -----------
                                                      ------------   -----------
    Diluted                                              2,916,457     2,114,922
                                                      ------------   -----------
                                                      ------------   -----------

                See notes to consolidated financial statements.


CHOICETEL COMMUNICATIONS, INC.                                                                          CONSOLIDATED STATEMENTS
AND SUBSIDIARIES                                                                                        OF SHAREHOLDERS' EQUITY
                                                                                                        YEARS ENDED DECEMBER 31,
----------------------------------------------------------------------------------------------------------------------------------
                                                         COMMON STOCK
                                          ---------------------------------------
                                                                  CHOICETEL
                                             CHOICETEL, INC. COMMUNICATIONS, INC.
                                         ------------------- --------------------
                                          10,000,000 SHARES    15,000,000 SHARES
                                          AUTHORIZED, NO PAR AUTHORIZED, $.01 PAR  ADDITIONAL
                                         ------------------ ---------------------   PAID-IN    ACCUMULATED SUBSCRIPTIONS
                                          SHARES    AMOUNT    SHARES     AMOUNT     CAPITAL      DEFICIT    RECEIVABLE    TOTAL
                                         -------- --------- --------- -----------  ----------  ----------- ----------- ----------
Balance, January 1, 1997                  846,508 $  1,000  1,919,266 $ 1,459,473              $ (751,814) $ (44,571)  $  664,088

Contributions of subsidiary stock to
  parent                                 (846,508)  (1,000)                         $   1,000

Reclassification of S-Corp accumulated
  deficit                                                                            (751,814)    751,814

Collection of subscription receivable                                                                         25,990       25,990

Conversion to $.01 par value stock                                     (1,440,280)  1,440,280

Issuance of stock as compensation                               9,500          95      37,905                              38,000

Issuance of stock in acquisition                              186,240       1,862     743,098                             744,960

Issuance of 800,000 common shares
 in public offering                                           800,000       8,000   4,486,211                           4,494,211

Net loss                                                                                         (134,171)               (134,171)
                                          ------- --------  --------- -----------  ----------  ----------  ---------   ----------
Balance, December 31, 1997                   -0-      -0-   2,915,006      29,150   5,956,680    (134,171)   (18,581)   5,833,078

Issuance of stock warrants                                                              9,000                               9,000

Issuance of stock options                                                              20,392                              20,392

Collection of subscription receivable                                                                          8,581        8,581

Net income                                                                                        115,068                 115,068
                                          ------- --------  --------- -----------  ----------  ----------  ---------   ----------
Balance, December 31, 1998                        $         2,915,006 $    29,150  $5,986,072  $  (19,103) $ (10,000)  $5,986,119
                                          ------- --------  --------- -----------  ----------  ----------  ---------   ----------
                                          ------- --------  --------- -----------  ----------  ----------  ---------   ----------

                       See notes to financial statements.


CHOICETEL COMMUNICATIONS, INC.                                                    CONSOLIDATED
AND SUBSIDIARIES                                                      STATEMENTS OF CASH FLOWS
                                                                       YEARS ENDED DECEMBER 31,
-----------------------------------------------------------------------------------------------
                                                                           1998         1997
                                                                      -----------   -----------
Cash flows from operating activities:
    Net income (loss)                                                 $   115,068   $  (134,171)
    Adjustments to reconcile net income (loss) to net cash provided by operating activities:
       Deferred taxes                                                      95,000      (152,000)
       Depreciation                                                       893,129       681,983
       Amortization                                                       423,922       245,714
       Stock based compensation issued                                     29,392        38,000
       Changes in operating assets and liabilities:
       (Increase) decrease in:
          Accounts receivable                                            (505,481)     (402,379)
          Prepaid expenses                                                (93,513)      (54,737)
       Increase (decrease) in:
          Checks outstanding in excess of bank balance                    (64,635)       61,908
          Accounts payable                                                190,944        48,000
          Accrued expenses                                                223,663       929,481
                                                                      -----------   -----------
    Net cash provided by operating activities                           1,307,489     1,261,799
                                                                      -----------   -----------
Cash flows used in investing activities:
    Purchase of:
       Equipment                                                       (1,116,263)   (1,223,657)
       Rental contracts                                                  (296,506)
    Redemption (purchase) of short-term investments                     1,151,215    (1,151,215)
    Payments for acquisitions                                            (205,987)   (2,300,224)
    Advances in connection with acquisition                                            (309,479)
                                                                      -----------   -----------
    Net cash used in investing activities                                (467,541)   (4,984,575)
                                                                      -----------   -----------
Cash flows from financing activities:
    Proceeds from issuance common stock                                               4,494,211
    Payments of subscription receivable                                      8,581       25,990
    Principal payments on long-term debt                                (1,148,995)  (1,046,201)
    Increase in notes payable                                              350,000
    Payments on notes payable                                                          (360,000)
    Loan origination fees                                                  (30,000)
                                                                      -------------   ----------
    Net cash (used in) provided by financing activities                   (820,414)   3,114,000
                                                                      -------------   -----------


                See notes to consolidated financial statements.


CHOICETEL COMMUNICATIONS, INC.                                                    CONSOLIDATED
AND SUBSIDIARIES                                                      STATEMENTS OF CASH FLOWS
                                                                      YEARS ENDED DECEMBER 31,
----------------------------------------------------------------------------------------------
                                                                  1998                1997
                                                               ------------      -----------
Net increase (decrease) in cash                                $     19,534      $  (608,776)

Cash, beginning balance                                             343,705          952,481
                                                               ------------      -----------

Cash, ending balance                                           $    363,239      $   343,705
                                                               ------------      -----------
                                                               ------------      -----------
Supplemental disclosure of cash flow information:
    Cash paid for interest                                     $    340,012      $   714,381
                                                               ------------      -----------
                                                               ------------      -----------
Supplemental cash flows information:

    Details of acquisitions:

       Fair value of assets                                    $  4,005,987      $ 5,810,350

       Liabilities assumed (includes $1,556,500 of
         seller financing)                                                         2,765,166

       Issuance of note                                           3,800,000

       Issuance of stock                                                             744,960
                                                               ------------      -----------
       Cash paid for assets                                    $    205,987      $ 2,300,224
                                                               ------------      -----------
                                                               ------------      -----------

                See notes to consolidated financial statements.

CHOICETEL COMMUNICATIONS, INC.                            NOTES TO CONSOLIDATED
AND SUBSIDIARIES                                           FINANCIAL STATEMENTS
                                         YEARS ENDED DECEMBER 31, 1998 AND 1997
-------------------------------------------------------------------------------

1. NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Principles of consolidation:
      The consolidated financial statements for 1998 and 1997 include the accounts of ChoiceTel Communications, Inc. (formerly Intelliphone, Inc.) and its wholly owned subsidiaries, Choicetel, Inc. and Public Internet Access Holding Corp. All material intercompany balances have been eliminated.

Nature of business:
      Intelliphone, Inc. was incorporated in October 1989 and changed its name to ChoiceTel Communications, Inc. in April 1997. The Company provides coin operated pay telephone service in fourteen states and Puerto Rico, however, revenue is generated predominantly in Minnesota, Oregon and Pennsylvania.

      Choicetel, Inc. was incorporated in 1995 and was dormant until June 1996 when operations began. Choicetel, Inc. is a reseller of telephone service to pay telephone owners in Minnesota.

      Public Internet Access Holding Corp. was incorporated in 1998 and has not started operations.

Short-term investments:
      The Company classifies all of its marketable securities, consisting of U.S. Treasury Bills, as available-for-sale. Available-for-sale securities are carried at fair value, with the unrealized gains and losses, net of income taxes, reported as a component of shareholders' equity.

Property and equipment and depreciation methods:
      Property and equipment, consisting principally of coin operated telephones, are stated at cost. Depreciation is being provided by the straight-line method over the estimated useful lives, principally, seven years, of the related assets. In October 1998, the Company changed the estimated useful life of all phones to 10 years based on their experience. The effect of this change resulted in $75,000 less depreciation expense for 1998. Phone locations including rental contracts are evaluated by management to determine if their carrying amounts have been impaired. No reduction for impaired assets has occurred.

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

Deferred financing:
      Deferred financing costs are being amortized over the life of the related notes on a straight-line basis.

CHOICETEL COMMUNICATIONS, INC.                            NOTES TO CONSOLIDATED
AND SUBSIDIARIES                                           FINANCIAL STATEMENTS
                                         YEARS ENDED DECEMBER 31, 1998 AND 1997
-------------------------------------------------------------------------------

1. NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
   (CONTINUED):

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

Stock-based compensation:
      The Company accounts for its stock options in accordance with the provisions of Accounting Principles Board Opinion No. 25 (APB No. 25), ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES, and related interpretations.
      As such, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. The Company has also adopted SFAS No. 123, ACCOUNTING FOR
      STOCK-BASED COMPENSATION (SFAS No. 123), which permits entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant. Alternatively, SFAS No. 123 allows entities to continue to apply the provisions of APB No. 25 and provide pro forma net income disclosures for employee stock option grants as if the fair-value based method defined in SFAS No. 123 had been applied. The Company has elected to continue to apply the provisions of APB No. 25 and provide the pro forma disclosure provisions of SFAS
      No. 123.

Earnings (loss) per share:
      In 1997, the Company adopted SFAS Statement No. 128, "Earnings per Share".

      Basic earnings per common share are based on the weighted average number of common shares outstanding in each year. Diluted earnings per common share assume that outstanding common shares were increased by shares issuable upon exercise of stock options and warrants for which market price exceeds exercise price, less shares which could have been purchased by the Company with related proceeds. This calculation added 1,451 shares to the diluted weighted average shares outstanding in 1998.

      Stock options and warrants of 1,225,000 and 1,082,500, for December 31, 1998 and 1997, respectively, were not used in the calculation of diluted earnings (loss) per share because they were antidilutive.

      Pursuant to Securities and Exchange Commission Staff Accounting Bulletin No. 83, stock issued by the Company at prices less than the initial offering price during the twelve months immediately preceding the initial public offering have been included in the determination of shares used in the calculation of historical earnings (loss) per share as if they were outstanding for all periods.

Use of estimates:
      The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect reported amounts of certain assets and liabilities and disclosures. Accordingly, the actual amounts could differ from those estimates. Any adjustments applied to estimated amounts are recognized in the year in which such adjustments are determined. Estimates that are susceptible to significant change are disclosed in notes 3 and 7.

CHOICETEL COMMUNICATIONS, INC.                            NOTES TO CONSOLIDATED
AND SUBSIDIARIES                                           FINANCIAL STATEMENTS
                                         YEARS ENDED DECEMBER 31, 1998 AND 1997
-------------------------------------------------------------------------------

2. SHAREHOLDERS' EQUITY:

In February 1997, the shareholders of Choicetel, Inc. contributed all outstanding shares of Choicetel, Inc. to the Company. The contribution was recorded as an adjustment to additional paid-in capital.

In April 1997, the shareholders approved an increase in the number of authorized shares of common stock from 2,000,000 with no par value to 15,000,000 with $.01 par value. The shareholders also approved the authorization of 5,000,000 shares of preferred stock with $.01 par value. The change in par value did not affect any existing rights of shareholders and has been recorded as an adjustment to additional paid-in capital and common stock. No shares of preferred stock were issued as of December 31, 1998.

In November 1997, the Company completed the issuance of an additional 800,000 shares of common stock through a public offering, resulting in net proceeds (after deducting issuance costs) of $4,494,211. A portion of the proceeds were used to retire existing debt and debt acquired in the acquisition of Telco West, Inc.

3.  ACQUISITIONS:

Jay Telephone Vending:

On June 30, 1998, the Company purchased a route of payphones in Philadelphia, Pennsylvania along with the trade name Jay Telephone Vending from Edward Steven Corporation and Drake Telephone Company. The total cost for the acquired assets was $4,005,987, and was financed by the bank with a $3,800,000 note payable. An additional amount up to $500,000 may be due based upon the performance of acquired phones during the twelve months ending June 30, 1999.

The following summarized unaudited pro forma information assumes the acquisitions had occurred on January 1, 1997.

The pro forma amounts reflect the results of operations for the Company, the acquired business, and the following purchase acquisition adjustments for the period presented:

- Depreciation on fixed assets and amortization of contracts is based on the purchase price allocation.

-   Elimination of the salaries of the officers of the acquired company.

- Interest expense on additional debt that would have been incurred to finance the acquisition.

CHOICETEL COMMUNICATIONS, INC.                            NOTES TO CONSOLIDATED
AND SUBSIDIARIES                                           FINANCIAL STATEMENTS
                                         YEARS ENDED DECEMBER 31, 1998 AND 1997
-------------------------------------------------------------------------------

3.  ACQUISITIONS (CONTINUED):


                                   YEAR ENDED DECEMBER 31, 1998 (UNAUDITED)
                             --------------------------------------------------
                                                       PRO FORMA
                               COMPANY   JAY TELEPHONE ADJUSTMENTS   COMBINED
                             ----------- ------------- -----------  -----------
Gross margin                 $ 5,112,906  $  878,434                $ 5,991,340
                             -----------  ----------                -----------

Selling, general and
  administrative               3,021,734     617,674   $  (223,173)   3,416,235
Interest expense                 310,081      13,413       176,587      500,081
Depreciation and amortization  1,317,051                   235,539    1,552,590
Sales tax contingency            253,972                                253,972
                             -----------  ----------   -----------  -----------

Income before income taxes       210,068     247,347      (188,953)     268,462

Provision for income taxes        95,000      98,939       (75,582)     118,357
                             -----------  ----------   -----------  -----------
Net income after tax         $   115,068  $  148,408   $  (113,471) $   150,105
                             -----------  ----------   -----------  -----------
                             -----------  ----------   -----------  -----------

                                 YEAR ENDED DECEMBER 31, 1997 (UNAUDITED)
                             --------------------------------------------------
                                                        PRO FORMA
                              COMPANY    JAY TELEPHONE  ADJUSTMENTS   COMBINED
                             ----------- ------------- -----------  -----------
Gross margin                 $ 3,356,023  $1,174,122                $ 4,530,145
                             -----------  ----------                -----------
Selling, general and
  administrative               1,768,689   1,078,496      (556,811)   2,290,374
Interest expense                 701,048      25,213       332,500    1,058,761
Depreciation and amortization    927,697     120,221       370,583    1,418,501
Sales tax contingency            242,760                                242,760
                             -----------  ----------   -----------  -----------
Loss before income taxes        (284,171)    (49,808)     (146,272)    (480,251)

Provision for income taxes
   (benefit)                    (150,000)    (17,400)      (58,509)    (225,909)
                             -----------  ----------   -----------  -----------
Net loss after tax           $  (134,171) $  (32,408)  $   (87,763) $  (254,342)
                             -----------  ----------   -----------  -----------
                             -----------  ----------   -----------  -----------

CHOICETEL COMMUNICATIONS, INC.                            NOTES TO CONSOLIDATED
AND SUBSIDIARIES                                           FINANCIAL STATEMENTS
                                         YEARS ENDED DECEMBER 31, 1998 AND 1997
-------------------------------------------------------------------------------

3.  ACQUISITIONS (CONTINUED):

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

    Prior to the closing of the purchase in August 1997, the Company entered into a Route Service Agreement (Agreement) with CAT on February 1, 1997 until such time CAT received approval of the sale from the Minnesota and Wisconsin Public Utilities Commissions. The Agreement provided for the servicing of the CAT pay phone route during the period up to closing. In exchange for a monthly lease fee, the Company received all revenues derived from the route. The Company accounted for the CAT acquisition using the purchase method. The results of operations of the CAT route is included in the consolidated financial statements since the inception date of the Route Service Agreement through the date of acquisition. This constitutes substantially all of CAT's activity for 1997.

    Subsequent to the closing of the sale in August 1997 the Company determined that certain location agreements acquired in the sale may not be valid and therefore certain adjustments to the original purchase price are necessary. Additionally, the Company advanced monies to, and paid certain expenses of CAT during 1997 in excess of the required lease payments of the Route Service Agreement. Total amounts paid of $309,479 are included in the consolidated financial statements as other prepaid expenses. These potential adjustments have not been netted against the seller financing by the Company although management believes the adjustment to the purchase price and advances made substantially satisfy the $350,000 note payable.

4. PROPERTY AND EQUIPMENT:

                               1998              1997
                          --------------   ---------------
Phones and
 related equipment        $    8,288,468   $     5,937,547
Accumulated
 depreciation                 (2,163,041)       (1,469,906)
                          --------------   ---------------
                               6,125,427         4,467,641
                          --------------   ---------------
Office equipment
 and improvements                291,093            96,860
Accumulated
 depreciation                    (80,119)          (43,484)
                          --------------   ---------------
                                 210,974            53,376
                          --------------   ---------------
                          $    6,336,401   $     4,521,017
                          --------------   ---------------
                          --------------   ---------------

CHOICETEL COMMUNICATIONS, INC.                            NOTES TO CONSOLIDATED
AND SUBSIDIARIES                                           FINANCIAL STATEMENTS
                                         YEARS ENDED DECEMBER 31, 1998 AND 1997
-------------------------------------------------------------------------------

5. NOTE PAYABLE:

                                                            1998       1997
                                                       -----------  ----------
Note payable, Computer Assisted Technology, Inc.,
(CAT) interest only at 8.5% through February 7,
1998, at which time the principal is due.
Convertible to shares of common stock at $6.75 plus
adjustment based on IPO price of stock. The note has
not been settled due to a dispute between the
Company and CAT.  See Note 3.                          $   350,000  $  350,000
                                                       -----------  ----------
                                                       -----------  ----------

6. LONG-TERM DEBT:


                                                            1998       1997
                                                       -----------  ----------
Note payable, bank, due in increasing monthly
principal installments starting at $50,667,
increasing up to $70,000 at July 2002 plus interest
at a floating rate through June 2003. The interest
rate at December 31, 1998 was 8.75%. (A) (B)           $ 3,495,998

Note payable, bank, revolving credit facility up to
$1,000,000, due in increasing monthly principal
installments beginning October 1999 determined as a
percent of the amount outstanding on September 30,
1999. Installments are due beginning October 1999
through June 2003, plus interest at a floating rate
(8.75% at December 31, 1998). (B)                          350,000

Note payable, Telco, due in monthly installments of
$21,342 including interest at 10% through July 2001,
secured by equipment, subordinated to notes payable,
bank.                                                      564,874  $  753,452

Note payable, Telco, due in monthly installments of
$3,042 including interest at 10%.                                      364,884


Note payable, Telecapital, due in monthly
installments of $4,452 including interest at 14.5%
through April 2002, secured by equipment.                  138,159     169,069


Capital leases, interest at 9.5%                           551,156     825,881

Notes payable, vehicles, due in monthly installments
of $480 including interest at 8.95% through
December 2001.                                              14,104
                                                       -----------   ----------
                                                         5,114,291    2,113,286
Less current portion                                     1,222,559      843,301
                                                       -----------   ----------

                                                       $ 3,891,732   $ 1,269,985
                                                      ------------   -----------
                                                      ------------   -----------

CHOICETEL COMMUNICATIONS, INC.                            NOTES TO CONSOLIDATED
AND SUBSIDIARIES                                           FINANCIAL STATEMENTS
                                         YEARS ENDED DECEMBER 31, 1998 AND 1997
-------------------------------------------------------------------------------

6.    LONG-TERM DEBT (CONTINUED):

(A) This note includes some mandatory prepayments based on cash flow and penalties for other prepayments.

(B) These notes are secured by receivables, equipment, deposit accounts and an insurance policy and partially guaranteed by certain officers. The Company is required to maintain certain financial ratios and the notes have certain other restrictive covenants regarding transactions of the Company.

Included in interest expense for 1997 is approximately $200,000 of interest paid to Computer Assisted Technologies, Inc. during the Route Service Agreement period.

Future maturities of long-term debt are as follows:


       YEAR ENDING DECEMBER 31,             AMOUNT
       -----------------------          ------------
                    1999                $  1,222,559
                    2000                   1,222,354
                    2001                     983,837
                    2002                     910,080
                    2003                     765,461
                                        ------------
                                        $  5,114,291
                                        ------------
                                        ------------

7. COMMITMENTS AND CONTINGENCIES:

Phone locations:
      The Company rents phone locations from merchants and property owners under varying lease terms, usually seven years, generally cancelable by the Company upon 30 days notice.

Consulting agreement:
      The Company paid a director/shareholder $34,800 and $24,000 for certain consulting services in 1998 and 1997, respectively.

Leases:
      Operating leases:
         The Company leases its offices in Minnesota, Oregon and Puerto Rico under operating leases expiring in May 2000. The Company also leases office space in Pennsylvania on a month-to-month basis. The leases have renewal options and require the Company to pay certain common area costs and real estate taxes. Rent expense under the leases was $101,737 and $39,831 for the years ended December 31, 1998 and 1997, respectively.

Future minimum lease payments are as follows:


      YEAR ENDING DECEMBER 31,                  AMOUNT
      -----------------------             ----------------
                    1999                  $         83,788
                    2000                            26,795
                                          ----------------
                                          $        110,583
                                          ----------------
                                          ----------------

Capital leases:
     The cost of equipment, included in property and equipment, acquired under capital leases and the related accumulated depreciation at December 31, 1998, is as follows:


         Cost                             $    934,856
         Less accumulated
          depreciation                         177,858
                                          ------------
                                          $    756,998
                                          ------------
                                          ------------


CHOICETEL COMMUNICATIONS, INC.                            NOTES TO CONSOLIDATED
AND SUBSIDIARIES                                           FINANCIAL STATEMENTS
                                         YEARS ENDED DECEMBER 31, 1998 AND 1997
-------------------------------------------------------------------------------

7.    COMMITMENTS AND CONTINGENCIES (CONTINUED):

Capital leases (continued):
     The future minimum lease payments under capital leases and their net present value are as follows:


                                                                  AMOUNT
                                                               ----------
         Total future minimum lease payments, payable in:
            1999                                               $  355,158
            2000                                                  241,970
                                                               ----------
                                                                  597,128
         Less amounts representing
          interest                                                 45,972
                                                               ----------
         Present value of future
          minimum lease payments                               $  551,156
                                                               ----------
                                                               ----------

Puerto Rico line charge contingency:
    In March of 1998, the Company received verbal assurances from the Puerto Rican Telephone Company (PRTC) that payphone lines would be made available and the charge would be a flat rate of $50.00 per month per line. However, when phone bills were received in the Company's offices, they included additional charges ranging from $0.13 to $0.26 per call. At that time, the PRTC and the Company agreed that until a final decision was reached on a rate case before the Puerto Rican Regulatory Board (PRRB), the Company would not pay the per call charges. On May 27, 1998 the PRRB ruled on that rate case and instructed the PRTC to reduce the per call charges to between $.01 and $.03 per call, depending upon the routing of the call. The PRTC appealed the ruling to the Court of Appeals, which upheld the ruling. PRTC has since appealed the ruling to the Puerto Rico Supreme Court, which has agreed to hear the case and has issued a stay of execution until the court renders a decision on the appeal. From April through September 1998, the Company accrued unpaid line charges at the rate of $0.15 per call. In October 1998, the Company reduced the rate it was accruing line charges to $0.06 per call based upon progress of this case.

Dial-around compensation:
    The Company has recognized revenue for dial-around compensation based upon rates for such compensation set by the Federal Communication Commission
    (FCC). In July 1997, the U.S. Court of Appeals ruled that the rate set by the FCC was inappropriate and needed to be reexamined. The FCC issued an order on October 9, 1997, establishing a dial-around rate for the two year period commencing October 6, 1997. The FCC indicated that it planned to address dial-around compensation for the period from November 6, 1996 through October 6. 1997 in a subsequent order and tentatively concluded that the $0.284 per call rate adopted on a going forward basis should also govern compensation during the period from November 6, 1996 through October 6, 1997. This would be approximately $37 per phone per month. There can be no assurance when the FCC will issue another order regarding the rate of dial-around compensation, what that order will determine, whether such order will be appealed, and what the determination would be upon any appeal. Accordingly, the Company reduced its rate for recognizing revenue to the previous rate of $6.00 per phone per month effective January 1, 1997 through October 6, 1997. The 1997 change in estimate resulted in an accrual of a $351,000 liability at December 31, 1997 to reflect an estimated liability for the period from November 6, 1996 to October 6, 1997 and is included in accrued expenses at December 31, 1998 and 1997.

CHOICETEL COMMUNICATIONS, INC.                            NOTES TO CONSOLIDATED
AND SUBSIDIARIES                                           FINANCIAL STATEMENTS
                                         YEARS ENDED DECEMBER 31, 1998 AND 1997
-------------------------------------------------------------------------------

7.  COMMITMENTS AND CONTINGENCIES (CONTINUED):

Dial-around compensation (continued):
    Effective October 7, 1997, the Company began recognizing dial around revenue at approximately $37 per phone per month. In 1998, The FCC adjusted the rate retroactively from October 7, 1997 to $0.24 per call or $31 per phone a month. The rate recorded by the Company for 1998 was $31 per phone month. The amount due from dial-around compensation included in accounts receivable is approximately $856,000 and $410,000 at December 31, 1998 and 1997, respectively. The ultimate resolution of matters related to dial-around compensation could have a material effect on the Company's results of operations.

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

During 1998, the Company granted options to employees and non-employee directors to purchase 70,000 shares through the Incentive Plan. All options granted were at the fair market value of the stock on the grant date. The employees options vest over a three year period, the non-employee director options are exercisable in full at the date of grant. The options have a term of five years.

Stock options were forfeited in the current year, 50,000 options at an exercise price of $1.50 and 12,500 options at an exercise price of $4.00.

In January and February 1997, the Company granted to certain employees options to purchase 60,000 shares of the Company's common stock. OP in 1997 were also granted to non-employees to purchase 12,500 shares of the Company's common stock.

Utilizing the Black Scholes option pricing model, the Company determined that the fair value of options granted during 1998 and 1997 would not have affected net income (loss) or income (loss) per share as reported, and accordingly, the Company has not provided pro forma income and earnings per share information.

CHOICETEL COMMUNICATIONS, INC.                            NOTES TO CONSOLIDATED
AND SUBSIDIARIES                                           FINANCIAL STATEMENTS
                                         YEARS ENDED DECEMBER 31, 1998 AND 1997
-------------------------------------------------------------------------------

8.   STOCK OPTIONS AND WARRANTS (CONTINUED):

Information with respect to options outstanding as of December 31 is summarized as follows:


                                                   1998                    1997
                                      -------------------------  ---------------------------
                                                       WEIGHTED-                   Weighted-
                                                        AVERAGE                    average
                                                       EXERCISE                    exercise
                                           SHARES       PRICE        Shares           price
                                      ---------------  --------     ---------      ---------
Outstanding at beginning of year              122,500  $   3.37         50,000      $  1.50

Granted                                        70,000      4.06         72,500         4.66
Exercised
Forfeited                                      62,500      2.00
                                      ---------------            --------------

Outstanding at end of year                    130,000  $   4.34        122,500       $  3.37
                                      ---------------  --------  ---------------    ---------
                                      ---------------  --------  ---------------    ---------

Range of exercise prices of options
  outstanding at December 31           $3.38 TO $6.75             $1.50 to $6.75

Options exercisable at year end                80,000                     92,500

Weighted average remaining life              3.4 YEARS                   2 years



During 1998 the Company issued 150,000 warrants to purchase at any time one share of common stock, 50,000 of the warrants have an exercise price of $5.00 expiring August 2000, 50,000 of the warrants have an exercise price of $6.00 expiring in August 2001. The remaining 50,000 have an exercise price of $7.00 expiring in August 2002.

At December 31, the Company has outstanding the following warrants:


                                              Weighted
                                              Average
                                              exercise
                     1998           1997       price
                   ---------    ----------   ----------
Issued as part
  of units in
  public offering    800,000    800,000      $  9.50

Granted to
  Underwriter
  in public
  offering           160,000    160,000         8.95

Grant to
  investment
  relations
  company            150,000                    6.00
                   ---------    ----------

Outstanding
  at end
  of year           1,110,000   960,000      $  9.40
                   -----------  ---------    ---------
                   -----------  ---------    ---------

Warrants
  exercisable
  at year end        1,110,000      800,000

Weighted
  average
  remaining
  life                3.8 YEARS   4.9 years


CHOICETEL COMMUNICATIONS, INC.                            NOTES TO CONSOLIDATED
AND SUBSIDIARIES                                           FINANCIAL STATEMENTS
                                         YEARS ENDED DECEMBER 31, 1998 AND 1997
-------------------------------------------------------------------------------

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

9. Income taxes:

On January 1, 1997 the Company terminated its status to be treated as an "S" corporation. The provision for income taxes is as follows:


                                 1998             1997
                            -------------   --------------
Current, state              $       2,000   $        2,000
Deferred:
    Federal                        80,000          (90,000)
    State                          13,000          (16,000)
Effect of change in
  tax status                                       (46,000)
                            -------------   --------------
                            $      95,000   $     (150,000)
                            -------------   --------------
                            -------------   --------------


A reconciliation between the statutory federal income tax rates to the Company's effective tax rate is as follows:


                                 1998             1997
                            -------------   --------------
Statutory federal tax
  rate                             34.0%           34.0%

State taxes (net of
  federal tax benefit)              6.0%            6.0%

Effect of nondeductible
  expenses                          5.2%            5.0%

Effect of change in tax
  status                                            7.8%
                               --------         -------
Effective tax rate                 45.2%           52.8%
                               --------         -------


The deferred tax asset and deferred tax liability consist of the following at December 31:


                                 1998             1997
                            -------------   --------------
Deferred tax asset:
    Sales tax
      contingency           $     545,000   $      444,000
    Accrued expenses               25,000           17,000
    Accrued dial-around
      compensation                140,000          140,000
                            -------------   --------------
                            $     710,000   $      601,000
                            -------------   --------------
                            -------------   --------------
Deferred tax liability:
    Depreciation            $     839,000   $      448,000
    Amortization                  (31,000)           1,000
    Net operating loss
      carryforward               (155,000)
                            -------------   --------------
                            $     653,000   $      449,000
                            -------------   --------------
                            -------------   --------------

The Company has federal and state net operation loss carryforwards of $388,000 expiring in years 2012 and 2013.

Utilization of the deferred tax asset of $710,000 disclosed above is dependent on future taxable profits in excess of profits arising from existing taxable temporary differences. Although there was a reported taxable loss for the year ended December 31, 1998 the assets have been recognized based on management's estimate of future taxable income.

CHOICETEL COMMUNICATIONS, INC.                             NOTES TO CONSOLIDATED
AND SUBSIDIARIES                                            FINANCIAL STATEMENTS
                                          YEARS ENDED DECEMBER 31, 1998 AND 1997
-------------------------------------------------------------------------------

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

11. SUBSEQUENT EVENT:

The Company entered into an agreement in February 1999 to sell all phones in the northwest region for $2,940,000 which generated approximately $1.9 million of revenue in both 1998 and 1997. The sale is contingent upon certain due diligence on the part of the buyer and the buyer's ability to obtain sufficient financing.

The proceeds from the sale will be used to pay off the long-term debt of $564,874 which is secured by the equipment.