Form 10QSB
period 1999-03-31
CHOICETEL COMMUNICATIONS INC /MN/
filed 1999-05-17
CIK 1031927

                                   FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549



   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999
                               --------------
COMMISSION FILE NUMBER 0-230 17
                       --------

                              CHOICETEL CORPORATION
             (Exact name of registrant as specified in its charter)

Minnesota                                                    41-1649949
---------                                                    ----------
(State of jurisdiction or                                    IRS Employer ID no.
incorporation of organization)

9724 10th Ave. North, Plymouth, MN               55441
----------------------------------              ------
(Address of principal executive offices)       (Zip Code)

Registrant's telephone number, including area code  612-544-1260

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

As of date of filing, the Company has 2,915,007 shares outstanding.

                         CHOICETEL COMMUNICATIONS, INC.

                                FORM 10-QSB INDEX
                                  MAY 17, 1999



Part I:     Financial Information

Item 1.     Financial Statements

  Consolidated Balance Sheet -
          December 31, 1998 and March 31, 1999

  Consolidated Statements of Operations -
          Three months ended March 31, 1998 and 1999

  Consolidated Statements of Cash Flows -
          Three months ended March 31, 1998 and 1999

  Notes to Consolidated Financial Statements

Item 2.    Management's Discussion and Analysis


Part II:   Other Information

Item 1.    Legal Proceedings

Item 6.    Exhibits and Reports on Form 8-K
         (a)      Financial Data Schedule
         (b)      Reports on 8-K

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                               CHOICETEL COMMUNICATIONS, INC.


Date: May 17, 1999             By:  /s/ Jack S. Kohler
                                    ------------------------------
                                    Jack S. Kohler
                                    Vice President and Chief Financial Officer

                  CHOICETEL COMMUNICATIONS, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEET
                DECEMBER 31, 1998 AND MARCH 31, 1999 (UNAUDITED)

                                                                        MARCH 31,       DECEMBER 31,
                                                                          1999               1998
                                                                        ---------          ---------
                   ASSETS
Current assets:

  Cash .......................................................       $    385,320            363,239

  Accounts receivable ........................................          1,220,134          1,080,794

  Prepaid:

    Rent .....................................................            150,156            176,411

    Other ....................................................            221,000            487,149

  Deferred taxes                                                          756,381            710,000
                                                                        ---------          ---------
    Total current assets .....................................          2,732,991          2,817,593
                                                                        ---------          ---------

  Property and equipment, net ................................          6,604,042          6,336,401
                                                                        ---------          ---------


Other assets:
  Prepaid rents ..............................................             47,743             73,998

  Rental agreements, net of accumulated amortization
of $776,333 at Dec. 1998, and $899,971 at March 1999 .........          5,378,133          5,501,771

  Deferred financing, net of accumulated amortization
of $3,000 at Dec. 1998, and $5,500 at March 1999 .............             37,565             27,000
                                                                        ---------          ---------
                                                                        5,463,441          5,602,769
                                                                        ---------          ---------
                                                                     $ 14,800,474       $ 14,756,763
                                                                     ------------       ------------
                                                                     ------------       ------------

             LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:

  Checks outstanding in excess of bank balance ...............       $     60,084       $     74,604

  Notes payable ..............................................            350,000            350,000

  Current portion of long-term debt ..........................          1,300,737          1,222,559

  Accounts payable ...........................................            262,993            238,944

  Accrued expenses ...........................................          2,371,168          2,339,805
                                                                        ---------          ---------
    Total current liabilities ................................          4,344,982          4,225,912


Long-term liabilities:

  Deferred taxes .............................................            598,418            653,000

  Long-term debt, net of current portion .....................          3,969,909          3,891,732
                                                                        ---------          ---------
                                                                        4,576,528          4,544,732

Shareholders' equity .........................................          5,887,165          5,986,119
                                                                        ---------          ---------
                                                                     $ 14,800,474       $ 14,756,763
                                                                     ------------       ------------
                                                                     ------------       ------------


                 See notes to consolidated financial statements.

                 CHOICETEL COMMUNICATIONS, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
             THREE MONTHS ENDED MARCH 31, 1998 AND 1999 (UNAUDITED)

                                                                           THREE MONTHS ENDED
                                                                                MARCH 31,
                                                                         -------------------------
                                                                          1999               1998
                                                                        ---------          ---------
Service revenue ...................                                   $ 2,435,014        $ 1,933,135

Cost of service ...................                                     1,186,760            881,296
                                                                      -----------        -----------
Gross margin ......................                                     1,248,254          1,051,839
                                                                      -----------        -----------

Selling, general and admin:

 Service and collection ...........                                       421,913            228,825

 Marketing ........................                                       149,942             89,712

 Admin, office and overhead .......                                       343,077            244,908
                                                                      -----------        -----------
                                                                          914,932            563,445

Depreciation and amortization .....                                       348,252            291,487

Interest ..........................                                       113,803             40,485

Sales tax contingency .............                                        51,184             69,709
                                                                      -----------        -----------
                                                                        1,428,171            965,126
                                                                      -----------        -----------
Income (loss) before income taxes .                                      (179,917)            86,713

Provision (credit) for income taxes                                       (80,963)            34,685
                                                                      -----------        -----------
Net income (loss) .................                                   $   (98,954)       $    52,028
                                                                      -----------        -----------
Per share net income (loss) .......                                   $     (0.03)       $      0.02
                                                                      -----------        -----------
                                                                      -----------        -----------
Shares outstanding-weighted average                                     2,915,006          2,915,006

Per share diluted net income ......                                                      $      0.02
                                                                                         -----------
                                                                                         -----------
Shares outstanding - diluted ......                                                        2,943,577


                 See notes to consolidated financial statements.

                  CHOICETEL COMMUNICATIONS, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
             THREE MONTHS ENDED MARCH 31, 1998 AND 1999 (UNAUDITED)

                                                                       THREE MONTHS ENDED MARCH 31,
                                                                     -------------------------------
                                                                         1999               1998
                                                                     ------------       ------------
Cash flows from operating activities:
 Net (loss) income .............................................     $    (98,954)      $     52,028

 Adjustments to reconcile net (loss) income to net cash provided by operating activities:

 Depreciation and amortization .................................          348,252            291,497

 Changes in operating assets and liabilities

  (Increase) decrease in:

    Accounts receivable ........................................         (139,340)          (262,516)

    Prepaid rent and other .....................................          166,756             14,528

    Deferred taxes .............................................          (80,963)

   Increase (decrease) in:

    Accounts payable ...........................................           24,049             (8,235)

    Accrued expenses ...........................................           31,363           (111,319)

Net cash provided by (used in) operating activities ............          251,747            (24,017)
                                                                     ------------       ------------
Cash flows used in investing activities:
 Purchase of equipment and rental contracts ....................         (395,437)           (71,028)

  Sales of short-term investments ..............................                             513,888
                                                                     ------------       ------------

Net cash (used in) provided from investing activities ..........         (395,437)           442,860
                                                                     ------------       ------------
Cash flows from financing activities:

 Proceeds from

  Issuance of:

   Long-term debt ..............................................          450,000

   Common stock

  Collections of subscription receivable .......................           10,000

  Principal payments on long-term debt .........................         (293,645)          (477,463)

  Net change in notes payable ..................................
                                                                     ------------       ------------

  Net cash provided by financing activities ....................          166,355           (477,463)
                                                                     ------------       ------------

Net increase (decrease) in cash ................................           22,081            (58,620)

Cash, beginning balance ........................................          363,239            343,705
                                                                     ------------       ------------

Cash, ending balance ...........................................     $    385,320       $    285,085
                                                                     ------------       ------------

Supplemental disclosure of cash flow information:

 Cash paid for interest ........................................     $     38,663       $     54,284
                                                                     ------------       ------------
                                                                     ------------       ------------

                 See notes to consolidated financial statements.

                  CHOICETEL COMMUNICATIONS, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        YEAR ENDED DECEMBER 31, 1998 AND
               THREE MONTH PERIOD ENDED MARCH 31 1999 (UNAUDITED)

1. NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

PRINCIPLES OF CONSOLIDATION:
   The consolidated financial statements include the accounts of ChoiceTel Communications, Inc (formerly Intelliphone, Inc.) and its wholly owned subsidiaries Choicetel, Inc., and Public Internet Access Holding Corp. All material intercompany balances have been eliminated.

NATURE OF BUSINESS:
   Intelliphone, Inc. was incorporated in October 1989 and changed its name to ChoiceTel Communications, Inc. in April 1997. The Company provides coin operated telephone service in fourteen states and Puerto Rico, however, revenue is generated predominately in Minnesota, Oregon, Pennsylvania and Puerto Rico.

   Choicetel, Inc. was incorporated in 1995 and was dormant until June 1996 when operations began. Choicetel is a CLEC and resells local telephone service to pay telephone owners in Minnesota. Choicetel's largest customer is ChoiceTel Communications.

   Public Internet Access Holding Corp. was incorporated in 1998 and has not started operations.

PROPERTY AND EQUIPMENT AND DEPRECIATION METHODS:
   Property and equipment, consisting principally of coin operated telephones, are stated at cost. Depreciation is being provided by the straight-line method over the estimated useful lives, principally ten years, of the related assets. In October 1998, the Company changed the estimated useful life of all phones from 7 years to 10 years, based upon its experience. The effect of this change resulted in $75,000 less depreciation expense in 1998 and 1999. Phone locations are evaluated by management to determine if their carrying amounts have been impaired. No reductions for impaired assets have occurred.

PREPAID RENTS:
   Prepaid rents represent incentives paid to property owners to secure long term phone location agreements at such sites and are being amortized as consumed per the phone location agreement.

RENTAL AGREEMENTS:
   Rental agreements consist of the purchase price paid for phone location agreements in excess of the purchase price of the related equipment on site and are amortized on a straight line basis over the estimated economic life of the rental agreements, currently ranging from five to twelve years.

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

NET INCOME (LOSS) PER SHARE:
   In 1997, the Company adopted SFAS Statement No. 128, "Earnings per share". Basic earnings per common share are based on the weighted average number of common shares outstanding in each year. Diluted earnings per common share assume that outstanding common shares are increased by shares issuable upon exercise of stock options and warrants for which market price exceeds exercise price, less shares which could have been purchased by the Company with the related proceeds. This calculation added 1,451 shares to the diluted weighted average shares outstanding for 1998.

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

In April 1997, the shareholders approved an increase in the number of authorized shares of common stock from 2,000,000 with no par value to 15,000,000 with $0.01 par value. The shareholders also approved the authorization of 5,000,000 shares of preferred stock with $0.01 par value. The change in par value did not affect any existing rights of shareholders and has been recorded as an adjustment to additional paid-in capital and common stock.

In November 1997, the Company completed an initial public offering of 800,000 Units at an offering price of $7.00 per Unit. Each Unit consisted of one share of Common Stock and one Redeemable Warrant. The Company received net proceeds of approximately $4,499,000 after the payment of approximately $1,101,000 in related underwriting fees and offering costs.

3. ACQUISITIONS:

Jay Telephone Vending:
On June 30, 1998, the Company purchased a route of payphones in Philadelphia, Pennsylvania along with the trade name Jay Telephone Vending from Edward Steven Corporation and Drake Telephone Company. The purchase price for the acquired assets was $4,005,000, and was financed with the bank with a $3,800,000 note payable.

The following summarized unaudited pro forma information assumes the acquisition had occurred on January 1, 1998. The pro forma statement is presented for illustration purposes only and is not indicative of what the Company's actual results would have been.

                                               YEAR ENDED DECEMBER 31, 1998 (UNAUDITED)
                                               ----------------------------------------
                                                                     PRO FORMA
                                      COMPANY    JAY TELEPHONE      ADJUSTMENTS         COMBINED
                                    ---------    -------------      -----------        ----------
GROSS MARGIN                        5,112,906          878,434                         5,991,340
                                    ---------          -------                         ---------
SELLING, GENERAL AND
ADMINISTRATIVE                      3,021,734          617,674         -223,173        3,416,235
INTEREST EXPENSE                      310,081           13,413          176,587          500,081
DEPRECIATION AND AMORTIZATION       1,317,051                0          235,539        1,552,590
SALES TAX CONTINGENCY                 253,972                0                0          253,972
INCOME BEFORE INCOME TAXES            210,068          247,347         -188,953          268,462
PROVISION FOR INCOME TAXES             95,000           98,939          -75,582          118,357
                                       ------           ------          -------          -------
NET INCOME AFTER TAX                  115,068          148,408         -113,471          150,105
                                      -------          -------         --------          -------
                                      -------          -------         --------          -------


4. PROPERTY AND EQUIPMENT:

                                              1999                     1998
                                              ----                     ----
Phones and related equipment              $ 8,683,905               $ 8,288,468
Accumulated depreciation                   (2,275,805)               (2,163,041)
                                          ------------              ------------
                                            6,408,100                 6,125,427

Office equipment and improvements             288,656                   291,093
Accumulated depreciation                      (92,715)                  (80,119)
                                          ------------              ------------
                                              195,941                   210,974
                                          ------------              ------------
                                          $ 6,604,041               $ 6,336,401
                                          ------------              ------------
                                          ------------              ------------




5. NOTES PAYABLE:

                                                                1999                   1998
                                                               ------                 ------
Note payable, shareholder, interest only at 8.5%.
Convertible to shares of common stock at $5.10 per           $350,000               $350,000
share.



                                                             --------                --------
                                                             $350,000                $350,000
                                                             --------                --------
                                                             --------                --------


6. LONG-TERM DEBT:

                                                                1999              1998
                                                                ----              ----
Note payable, Telco West, due in monthly
installments of $21,342 including interest at
10.25% through July 2001, secured by equipment.          $   515,057        $   564,874
Note payable, Telecapital, due in monthly
installments of $4,452 including interest at
14.5% through April 2002, secured by equipment.              124,159            138,159
Note payable, bank, due in monthly installments
plus interest at 1% above prime rate.                      3,343,997          3,495,998
Note payable, bank, revolving credit facility
up to $1,000,000, convertible to a term note
in October 1999.                                             800,000            350,000
Capital leases at 9.5%                                       487,433            551,156
                                                           ---------          ---------
                                                           5,270,646          5,114,291
Less current portion                                       1,300,737          1,222,559
                                                           ---------          ---------
                                                         $ 3,969,909        $ 3,891,732
                                                           ---------          ---------
                                                           ---------          ---------


Future maturities of long-term debt are as follows:

           Year ending December 31              Amount
           -----------------------              ------
                 1999                      $ 1,222,559
                 2000                        1,217,961
                 2001                          983,837
                 2002                          910,080
                 2003                          765,461
                                              --------
                                            $5,114,291
                                            ----------
                                            ----------

7. COMMITMENTS AND CONTINGENCY:
Phone locations:
   The Company rents phone locations from merchants and property owners under varying lease terms, usually seven years, generally cancelable by the Company upon 15 days notice.

Consulting agreement:
   The Company paid a director/shareholder $34,800 and $7,200 for certain consulting services in 1998 and 1999, respectively.

Leases:
Operating leases:
The Company leases its offices in Minnesota, Oregon and Puerto Rico under operating leases expiring in May 2000. The Company also leases office space in Pennsylvania on a month-to-month basis. The leases have renewal options and require the Company to pay certain common area costs and real estate taxes. Rent expense under the leases was $101,737 for the year ended December 31, 1998.

Future minimum lease payments are as follows:

           Year ending December 31                   Amount
           -----------------------                   ------
                 1999                            $   83,788
                 2000                                26,795
                                                 ----------
                                                 $  110,583
                                                 ----------
                                                 ----------


Capital leases:
The cost of equipment, included in property and equipment, acquired under capital leases and the related accumulated depreciation at December 31, 1998, is as follows:

Cost                                             $  934,856
Less accumulated depreciation                       177,858
                                                   --------
                                                 $  756,998
                                                   --------
                                                   --------

The future minimum lease payments under capital leases, at December 31, 1998, and their net present value are as follows:


Total future minimum lease payments, payable in:

                 1999                            $  355,158
                 2000                               241,970
                                                    -------
                                                    597,128
Less amounts representing interest                   45,972
                                                 ----------
Present value of future minimum lease payments   $  551,156
                                                 ----------
                                                 ----------

Dial-around compensation:
   The Company has recognized revenue for dial-around compensation based upon rates for such compensation set by the Federal Communications Commission (FCC). In July, 1997 the U.S. Court of Appeals ruled that the rate set by the FCC was inappropriate and needed to be reexamined. The FCC on October 9, 1997 issued an order reestablishing a dial-around rate for the two year period commencing October 6, 1997. The FCC indicated that it planned to address dial-around compensation for the period from November 6, 1996 through October 6, 1997 in a subsequent order. There can be no assurance when the FCC will issue another order regarding the rate of dial-around compensation, what that order will determine, whether such order will be appealed, and what the determination would be upon any appeal. Accordingly, the Company has recognized revenue at the previous rate of $6.00 per phone per month for the period of January 1, 1997 through October 6, 1997. The change in estimate resulted in an accrual of a $351,000 liability at December 31, 1997 and is included in accrued expenses at December 31, 1998.

Effective October 7, 1997 and January 1, 1998 the Company has recognized dial around revenue based upon estimated dial-around calls per phone. Estimates vary by time of year and geographic location of the phones. In 1998, The FCC adjusted the rate retroactively from October 7, 1997 to $0.24 per call. The amount due from dial-around compensation included in accounts receivable is approximately $856,000 and $871,000 at December 31, 1998 and March 31, 1998, respectively. The ultimate resolution of matters related to dial-around compensation could have a material effect on the Company's results of operations.

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

8. STOCK OPTIONS AND WARRANTS:

   On April 11, 1997, the Company's Board of Directors adopted the 1997 Long-term Incentive and Stock Option Plan (the "Plan"). The Plan provides for the issuance of incentive stock options and non-qualified stock options to key employees and directors of the Company. The total number of shares of common stock authorized and reserved for issuance under the Plan is 100,000 shares. The exercise price for each incentive stock option granted under the Plan may not be less than the fair market value of the common stock on the date of the grant, unless, in the case of incentive stock options, the optionee owns greater than 10% of the total combined voting power of all classes of capital stock of the Company, in which case the exercise price may not be less than 110% of the fair market value of the common stock on the date of the grant. The exercise price for each non-qualified option may not be less the 85% of the fair market value of the common stock on the date of the grant. Unless otherwise determined by the Board, incentive options granted under the Plan have a maximum duration of 10 years, non-qualified options and awards have a maximum duration of 15 years. Vesting is based on such terms and conditions as the board shall determine. As of December 31, 1997, no options had been granted under the plan.

During 1998 the Company granted options to employees and non-employee directors to purchase 70,000 shares through the incentive plan.

Information with respect to options outstanding as of December 31, 1998 and March 1999, is summarized as follows:

                                                    1998                                       1999
                                                    ----                                       ----
                                                        Weighted average                           Weighted average
                                         Shares           exercise price            Shares           exercise price
                                         ------         ----------------            ------         ----------------
Outstanding at the
beginning of the year                   122,500                    $3.37           130,000                    $4.34
Granted                                  70,000                     4.06




Exercised
Forfeited                                62,500                     2.00
                                        -------                    -----
Outstanding at end of period            130,000                    $4.34           130,000                    $4.34
                                        -------                    -----           -------                    -----
                                        -------                    -----           -------                    -----

Options exercisable at period end        80,000                                     80,000
Weighted average remaining life       3.4 years                                  3.1 years



During 1998 the Company issued 150,000 warrants to purchase at any time one share of common stock, 50,000 of the warrants have an exercise price of $5.00 expiring August 2000, 50,000 of the warrants have an exercise price of $6.00 expiring in August 2001, and 50,000 have an exercise price of $7.00 expiring in August 2002.

At December 31, the Company has outstanding the following warrants:

                                                                                                   Weighted average
                                                                   1998            1999              exercise price
                                                                   ----            ----            ----------------
Issued in public offering                                       800,000         800,000                       $9.50
Granted to Underwriter in public offering                       160,000         160,000                       $8.95
Granted to investment relations company                         150,000         150,000                       $6.00
Outstanding at period end                                     1,110,000       1,110,000                       $9.40
Exercisable at period end                                     1,110,000       1,110,000
Weighted average remaining life                               3.8 years       3.5 years


The warrants granted to the Underwriter consist of one warrant for 80,000 units at $8.40 per unit and is not exercisable until one year after the date the registration statement is declared effective. Each unit contains a warrant that entitles the holder to purchase at any time one share of common stock at an exercise price of $9.50. The warrants expire November 2002.

9. INCOME TAXES:

On January 1, 1997 the Company terminated its status to be treated as an "S" corporation. The provision for income taxes is as follows:

                                                              1998
                                                             -----
Current, state                                           $   2,000
Deferred:
    Federal                                                 80,000
    State                                                   13,000
                                                          --------
                                                          $ 95,000


A reconciliation between the statutory federal income tax rates to the Company's effective tax rate is as follows:

                                                     1998
                                                    -----
Statutory federal tax rate                           34.0%
State taxes (net of federal tax benefit)              6.0%
Effect of nondeductible expenses                      5.2%
                                                   -------
Effective tax rate                                   45.2%
                                                   -------
                                                   -------

The deferred tax asset and deferred tax liability consists of the following:


                                                     December 31,
                                                     1998
Deferred tax asset:
Sales tax contingency                                   $ 545,000
Accrued expenses                                           25,000
Accrued dial-around compensation                          140,000
                                                        ---------
                                                        $ 710,000
Deferred tax liability:
Depreciation                                            $ 839,000
Amortization                                              (31,000)
Net operating loss carry forward                         (155,000)
                                                        ---------
                                                        $ 653,000
                                                        ---------
                                                        ---------


Utilization of the deferred tax asset of $710,000 disclosed above is dependent on future taxable profits in excess of profits arising from existing taxable temporary differences. Although there was a reportable taxable loss for the year ended December 31, 1998 the assets have been recognized based on management's estimate of future taxable income.

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

The principal costs related to ongoing operation of the Company's payphones include telephone line charges, consisting of payments made by the Company to telephone companies and long-distance carriers for access charges and use of their networks and commission payments to site providers.

RECENT ACQUISITIONS
     On June 30, 1998, the Company completed an acquisition from Edward Steven Corporation and Drake Telephone Company of site contracts for 965 payphones located principally in Philadelphia, Pennsylvania and all equipment located at the respective sites, as well as the trade name

"Jay Telephone Vending". The purchase price for the acquired assets was $4,005,000, and was financed with a $3,800,000 note payable to the bank.

     During 1998, the Company began researching the Puerto Rican payphone market. It was determined that although the Puerto Rican Regulatory Board (PRRB) had not required the Puerto Rican Telephone Company (PRTC) to provide "competition neutral" service to independent payphone providers at a "cost-based rate", the Company was confident that the Telecom Act would eventually correct this situation. In March 1998, the Company hired a Leasing Manager for Puerto Rico, and began contracting with local businesses to provide payphone service. In April 1998 the Company received its first payphone line from the PRTC and installed its first payphones. As of March 31, 1999 the Company had installed 600 payphones and had signed agreements to install an additional 1,100 payphones.

     In March of 1998, the Company received verbal assurances from the PRTC, that payphone lines would be made available, and the charge would be a flat rate of $50.00 per month per line. However, when actually invoiced the bills included additional charges ranging from $0.13 to $0.26 per call. At that time, the PRTC and the Company agreed that until a final decision was reached on a rate case before the PRRB, the Company would not pay the per call charges. On May 27, 1998 the PRRB ruled on that rate case and instructed the PRTC to reduce the per call charges to between $0.01 and $0.03 per call, depending upon the routing of the call. The PRTC appealed the ruling to the Court of Appeals, which upheld the ruling in December 1998. The PRTC appealed the ruling to the Puerto Rican Supreme Court, which on January 28, 1999 agreed to hear the case and issued a stay of execution until the court renders a decision on the appeal. During the second and third quarters of 1998 the Company accrued unpaid line charges at the rate of $0.15 per call. In the fourth quarter the Company reduced the accrued unpaid line charges to $0.06 per call. If the Puerto Rican Supreme Court reverses the Court of Appeals, and reinstates the old rates, then the Company estimates it would have unrecorded liabilities at December 31, 1998, and March 31, 1999 of $45,000 and $125,000 respectively.

     During 1998, the Company began test marketing public internet access terminals, which allow customers to access the internet while away from their home or office computer. The customers have the option of paying the charges, currently $1.00 for 5 minutes, using cash or a credit card. At March 31, 1999 the Company had contracted with site providers to install 10 terminals, of which 4 were installed. Under the terms of the contracts, the Company receives all revenues generated by the terminals in return for a commission payment based upon revenues generated.

     Based on results of testing through December 31, 1998, management has determined to continue public internet testing in order to determine whether consumer demand will be sufficient to generate a return on the investment, which investment currently is approximately $5,000 per terminal. Management is considering strategies to develop the internet access market, including bringing into the business joint venture partners that may benefit in owning part of a network of public internet terminals, with the goals of lowering the Company's investment per terminal and accelerating the growth of the network. During the first quarter of 1999, the Company announced it is assessing its long-term strategic plan, which may include the sale of its payphone assets and the refocusing of the Company in the public internet access market.


THREE MONTHS ENDED MARCH 31, 1999 COMPARED TO THREE MONTHS ENDED MARCH 31 1998.
     Total revenue for the three months ended March 31, 1999, increased approximately $502,000, or 26.0%, compared to the three months ended March 31, 1998. This growth was due in part to the Company increasing the average number of pay telephones in service from 3,180 during the

1998 period to 4,550 during the 1999 period, an increase of 43.5%. Coin revenue increased $338,000 or 23.5% and non coin revenues increased $88,500 or 46.0% compared to the previous year period. Dial-around compensation increased $74,500 or 25.0%. The Company accrued dial-around compensation at approximately $27.00 per phone per month during the 1998 period compared to $30.00 per phone per month during the 1998 period.

     Commencing in the fourth quarter of 1998, the Company experienced a significant decrease in coin revenues in the Midwest region. The Midwest region includes Minnesota and Wisconsin and represents approximately 48% of the phones in service at December 31, 1998. During the fourth quarter of 1998 and first quarter 1999 , total coin revenues in that region decreased $129,000 or 11.2% and $210,00 or 18.9% respectively. Management attributes the reduction to increased competition from wireless communication devices.

     Telephone and long-distance charges increased $224,000 or 40.6% as compared to the previous year period. Site Provider commissions increased $80,500 or 24.6% over the previous year period. Selling, general and administrative ("SG&A") expenses increased by $352,000 or 62.4%, due to the Company's increased spending in Marketing and Acquisition activities, which includes $190,000 of SG&A in Puerto Rico and $135,000 of SG&A in Pennsylvania.

     Interest expense increased $73,000 or 181.1% compared to the prior year due to the Jay Telephone acquisition. Depreciation and amortization for the 1999 period increased $57,000 or 19.5% and was reduced by approximately $75,000 as a result of increasing the estimated useful life of payphones from 7 years to 10 years effective the fourth quarter of 1998. Management believes a 10 year useful life is a better estimate of payphone performance. Without this change, depreciation and amortization increased $132,000 or 45.2% over the previous year as a result of the higher depreciation and amortization associated with the acquired route.

SALES TAX CONTINGENCY.

     The Company, based on its analysis of the published regulations of the Minnesota Department, of Revenue, has not remitted any sales tax payments to the State of Minnesota. In 1996, the Company learned that the position of the Department of Revenue was that calls from payphones were subject to state sales tax. Management is of the view that the payphone service it provides is not subject to sales tax and the Company is challenging the imposition of the tax. Nonetheless, the Company has established a reserve of $1.4 million to cover the potential of an unsuccessful resolution of this matter.

LIQUIDITY AND CAPITAL RESOURCES

     For the three months ended March 31, 1999, the Company's operating activities provided $252,000. Investments in equipment and rental agreements used $395,000 and principal payments on long-term debt used $294,000. Activities were funded with $450,000 drawn from the credit facility with the bank, and collection of $10,000 of subscription receivable, resulting in a $22,000 increase in cash balances.

     On June 30, 1998 the Company entered into a credit agreement with Norwest Bank Minnesota, pursuant to which the Company borrowed $3,800,000 to purchase a route of 965 payphones in Philadelphia, Pennsylvania. The Company has granted the Bank a first lien on all of its assets to secure its obligations to the Bank. The agreement provides for monthly payments of interest and principal. The initial interest rate is 1% over the banks reference rate and is adjusted annually based upon debt leverage. The principal balance is scheduled to be repaid 16% in the first year, 18% in the second year, 20% in the third year, 22% in the fourth year and 24% in the 5th year. On December 16, 1998 the agreement was amended to provide the Company a $1,000,000 line of credit to be used to accelerate the rate of installations in Puerto Rico. The line of credit converts into a fully amortizing term loan on September 30, 1999 to be amortized over the following 45 months.

     During the first quarter of 1999, the Company agreed in principle to sell approximately 1000 payphones in an all cash transaction. The transaction is subject to completion of due diligence and other customary closing conditions. The Company anticipates the transaction will be completed in the second quarter of 1999 and that net proceeds will be applied to the reduction of debt and the installation of payphones in Puerto Rico. The Company expects to partially offset loss of revenues derived from the assets to be sold with revenues from the Puerto Rican phones and through reduced borrowing costs.

Part II  - Other Information

Item 1. Legal Proceedings - None

Item 6.  Exhibits and Reports on Form 8-K

(a)  27 - Financial Data Schedule

(b) Reports on Form 8-K - None