Form 10QSB
period 1999-06-30
CHOICETEL COMMUNICATIONS INC /MN/
filed 1999-08-13
CIK 1031927

                                   FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549



     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999
                               -------------

COMMISSION FILE NUMBER 0-230 17
                       --------

                        CHOICETEL COMMUNICATIONS, INC.
            ------------------------------------------------------
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

MINNESOTA                                                  41-1649949
------------------------------                        -------------------
(STATE OF JURISDICTION OR                             IRS EMPLOYER ID NO.
INCORPORATION OF ORGANIZATION)

9724 10TH AVE. NORTH, PLYMOUTH, MN                           55441
----------------------------------------                  ----------
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                  (ZIP CODE)

REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE  612-544-1260
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
                             YES    X      NO
                                  ----         ----

AS OF DATE OF FILING, THE COMPANY HAS 2,915,007 SHARES OUTSTANDING.

                         CHOICETEL COMMUNICATIONS, INC.

                              FORM 10-QSB INDEX
                               AUGUST 13, 1999


Part I:    Financial Information

Item 1.    Financial Statements

  Consolidated Balance Sheet --
           December 31, 1998 and June 30, 1999

  Consolidated Statements of Operations --
           Three months ended June 30, 1998 and 1999
           Six months ended June 30, 1998 and 1999

  Consolidated Statements of Cash Flows --
           Six months ended June 30, 1998 and 1999

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


                         CHOICETEL COMMUNICATIONS, INC.


Date: August 13, 1999    By: /S/ JACK S. KOHLER
                             ------------------
                         Jack S. Kohler
                         Vice President and Chief Financial Officer

                   CHOICETEL COMMUNICATIONS, INC. AND SUBSIDIARY
                            CONSOLIDATED BALANCE SHEET
                  DECEMBER 31, 1998 AND JUNE 30, 1999 (UNAUDITED)

                                                              JUNE 30,       DECEMBER 31,
                            ASSETS                              1999             1998
------------------------------------------------------      -----------      ------------
Current assets:
  Cash ...............................................      $   602,028      $   363,239

  Accounts receivable ................................        1,216,879        1,080,794

  Prepaid:
    Rent .............................................          103,437          176,411

    Other ............................................          210,661          487,149

  Deferred taxes .....................................          757,000          710,000
                                                            -----------      -----------
      Total current assets ...........................        2,890,005        2,817,593
                                                            -----------      -----------

  Property and equipment, net ........................        6,728,494        6,336,401
                                                            -----------      -----------

Other assets:
  Prepaid rents ......................................           56,055           73,998

  Rental agreements, net of accumulated amortization
of  $776,333 at Dec. 1998, and $1,075,320 at June 1999        5,239,249        5,501,771

  Deferred financing, net of accumulated amortization
of $3,000 at Dec. 1998, and $8,000 at June 1999 ......           35,065           27,000
                                                            -----------      -----------

                                                              5,330,369        5,602,769
                                                            -----------      -----------
                                                            $14,948,868      $14,756,763
                                                            -----------      -----------
                                                            -----------      -----------
             LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Checks outstanding in excess of bank balance .......      $    45,935      $    74,604
  Notes payable ......................................          350,000          350,000
  Current portion of long-term debt ..................        1,485,207        1,222,559
  Accounts payable ...................................          343,217          238,944
  Accrued expenses ...................................        2,316,511        2,339,805
  Deposit on sale of assets ..........................          325,000
                                                            -----------      -----------
    Total  current liabilities .......................        4,865,870        4,225,912
                                                            -----------      -----------

Long-term liabilities:
  Deferred taxes .....................................          652,000          653,000
  Long-term debt, net of current portion .............        3,493,907        3,891,732
                                                            -----------      -----------
                                                              4,145,907        4,544,732
                                                            -----------      -----------

Shareholders' equity .................................        5,937,091        5,986,119
                                                            -----------      -----------

                                                            $14,948,868      $14,756,763
                                                            -----------      -----------
                                                            -----------      -----------


                 See notes to consolidated financial statements.

                   CHOICETEL COMMUNICATIONS, INC. AND SUBSIDIARY
                       CONSOLIDATED STATEMENTS OF OPERATIONS
               THREE MONTHS ENDED JUNE 30, 1998 AND 1999 (UNAUDITED)
                SIX MONTHS ENDED JUNE 30, 1998 AND 1999 (UNAUDITED)

                                                       SIX MONTHS ENDED                    THREE MONTHS ENDED
                                                           JUNE 30,                             JUNE 30,
                                               ------------------------------        -----------------------------
                                                    1999              1998              1999               1998
                                               -----------         ----------        ----------         ----------
Service revenue..............................  $ 5,153,902         $3,998,755        $2,718,888         $2,015,074
Cost of service..............................    2,437,969          1,851,712         1,251,209            920,051
                                               -----------         ----------        ----------          ---------
Gross margin.................................    2,715,933          2,147,043         1,467,679          1,095,023
                                               -----------         ----------        ----------         ----------
Selling, general and admin:
  Service and collection.....................      831,922            462,082           410,009            231,041
  Marketing..................................      246,156            231,332            96,214            115,666
 Admin, office and overhead .................      697,590            540,748           354,513            324,019
                                               -----------          ---------        ----------         ----------
                                                 1,775,668          1,234,162           860,736            670,726
Depreciation and amortization................      708,154            581,174           359,902            289,677
Interest.....................................      235,099             73,144           121,296             32,659
Sales tax contingency........................      104,336            133,550            53,152             63,841
                                               -----------         ----------        ----------         ----------
                                                 2,823,257          2,022,029         1,395,086          1,056,903
                                               -----------         ----------        ----------         ----------
Income (loss) before income taxes ...........     (107,324)           125,014            72,593             38,120
Provision (credit) for income taxes..........      (48,296)            50,006            32,667             15,140
                                               -----------         ----------        ----------          ---------
Net income (loss)............................  $   (59,028)        $   75,008        $   39,926          $  22,980
                                               -----------         ----------        ----------          ---------
                                               -----------         ----------        ----------          ---------
Per share net income (loss)..................  $     (0.02)        $     0.03        $     0.01          $    0.01
                                               -----------         ----------        ----------          ---------
                                               -----------         ----------        ----------          ---------
Shares outstanding-weighted average..........    2,915,006          2,915,006         2,915,006          2,915,006
Per share diluted net income.................                      $     0.03        $     0.01          $    0.01
                                                                   ----------        ----------          ---------
                                                                   ----------        ----------          ---------

Shares outstanding - diluted.................                       2,915,006         2,915,006          2,915,006


                 See notes to consolidated financial statements.

                   CHOICETEL COMMUNICATIONS, INC. AND SUBSIDIARY
                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                SIX MONTHS ENDED JUNE 30, 1998 AND 1999 (UNAUDITED)

                                                   SIX MONTHS ENDED JUNE 30,
                                                   -------------------------
                                                      1999            1998
                                                   ---------       ---------
Cash flows from operating activities:
  Net (loss)income .............................   $ (59,028)      $  75,008

  Adjustments to reconcile net (loss) income to net cash provided by operating activities:

Depreciation and amortization ..................     708,154         581,174

  Changes in operating assets and liabilities

   (Increase) decrease in:

      Accounts receivable ......................    (136,085)       (293,961)

      Prepaid rent and other ...................     263,636         206,891

      Deferred taxes ...........................     (48,000)

    Increase (decrease) in:

      Accounts payable .........................      75,604        (105,416)

      Accrued  expenses ........................     (23,294)        (64,794)
                                                   ---------       ---------

Net cash provided by operating activities ......     780,987         398,902
                                                   ----------      ---------
Cash flows used in investing activities:

  Purchase of equipment and rental contracts ...    (742,021)     (4,988,568)

  Deposit received on sale of assets ...........     325,000

  Sales of short-term investments ..............                   1,151,215
                                                   ----------

Net cash (used in) investing activities ........    (417,021)     (3,837,353)
                                                   ----------     ----------

Cash flows from financing activities:

  Proceeds from

    Issuance of:

      Long-term debt ...........................     450,000       4,300,000

    Collections of subscription receivable .....      10,000           8,571

    Principal payments on long-term  debt ......    (585,177)       (577,208)
                                                   ---------       ---------

    Net cash provided by (used in) financing
      activities ...............................    (125,177)      3,731,363
                                                   ---------       ---------

Net increase in cash ...........................     238,789         292,912

Cash, beginning balance ........................     363,239         343,705
                                                   ---------       ---------

Cash, ending balance ...........................   $ 602,028       $ 636,617
                                                   ----------      ---------
                                                   ----------      ---------
Supplemental disclosure of cash flow
  information:

  Cash paid for interest .......................   $ 235,099       $  73,144
                                                   ----------      ---------
                                                   ----------      ---------


                      See notes to consolidated financial statements

                CHOICETEL COMMUNICATIONS, INC. AND SUBSIDIARY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       YEAR ENDED DECEMBER 31, 1998 AND
               SIX MONTH PERIOD ENDED JUNE 30 1999 (UNAUDITED)

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

     Choicetel, Inc. was incorporated in 1995 and was dormant until June 1996 when operations began. Choicetel is a Competitive local exchange carrier
(CLEC) which resells local telephone service to pay telephone owners in Minnesota. Choicetel's largest customer is ChoiceTel Communications.

     Public Internet Access Holding Corp. was incorporated in 1998 and has not started operations.

PROPERTY AND EQUIPMENT AND DEPRECIATION METHODS:
     Property and equipment, consisting principally of coin operated telephones, are stated at cost. Depreciation is being provided by the straight-line method over the estimated useful lives, principally ten years, of the related assets. In October 1998, the Company changed the estimated useful life of all phones from 7 years to 10 years, based upon its experience. The effect of this change resulted in $75,000 less depreciation expense in 1998 and $150,000 less depreciation expense in 1999. Phone locations are evaluated by management to determine if their carrying amounts have been impaired. No reductions for impaired assets have occurred.

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

ESTIMATES:
     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts of certain assets and liabilities and disclosures. Accordingly, the actual amounts could differ from those estimates. Any adjustments applied to estimated amounts are recognized in the year in which such adjustments are determined. Estimates that are susceptible to significant change are disclosed in note 7.

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

                               YEAR ENDED DECEMBER 31, 1998 (UNAUDITED)
                                                          PRO FORMA
                           COMPANY    JAY TELEPHONE     ADJUSTMENTS     COMBINED
                           -------    -------------     -----------     --------
GROSS MARGIN             5,112,906          878,434                    5,991,340
                         ---------          -------                    ---------
SELLING, GENERAL AND
ADMINISTRATIVE           3,021,734          617,674        -223,173    3,416,235
INTEREST EXPENSE           310,081           13,413         176,587      500,081
DEPRECIATION AND
AMORTIZATION
                         1,317,051                0         235,539    1,552,590
SALES TAX CONTINGENCY      253,972                0               0      253,972
                         ---------          -------        --------    ---------
INCOME BEFORE
INCOME TAXES               210,068          247,347        -188,953      268,462
PROVISION FOR INCOME
TAXES                       95,000           98,939         -75,582      118,357
                         ---------          -------        --------    ---------
NET INCOME AFTER TAX       115,068          148,408        -113,471      150,105
                         ---------          -------        --------    ---------
                         ---------          -------        --------    ---------


4. PROPERTY AND EQUIPMENT:
                                              1999                     1998
                                              ----                     ----
Phones and related equipment             $ 8,994,024              $ 8,288,468
Accumulated depreciation                  (2,446,755)              (2,163,041)
                                         -----------              -----------
                                           6,547,269                6,125,427

Office equipment and
improvements                                 288,535                  291,093
Accumulated depreciation                    (107,310)                 (80,119)
                                         -----------              -----------
                                             181,225                  210,974
                                         -----------              -----------
                                         $ 6,728,494              $ 6,336,401
                                         -----------              -----------
                                         -----------              -----------


5. NOTES PAYABLE:
                                                          1999         1998
                                                          ----         ----
Note payable, shareholder, interest only at 8.5%.
Convertible to shares of common stock at $5.10 per
share                                                   $350,000     $350,000
                                                        --------     --------
                                                        $350,000     $350,000
                                                        --------     --------
                                                        --------     --------


6. LONG-TERM DEBT:


                                                                       1999         1998
                                                                       ----         ----
Note payable, Telco West, due in monthly installments of
                                                                                $  564,874

$21,342 including interest at 10.25% through July 2001, secured        $  463,335
by equipment.
Note payable, Telecapital, due in monthly installments of $4,452 including interest at 14.5% through April 2002, secured by
equipment.                                                                116,604              138,159
Note payable, bank, due in monthly installments plus interest at
2% above prime rate.                                                    3,191,997            3,495,998
Note payable, bank, revolving credit facility up to $800,000,
convertible to a term note in October 1999.                               800,000              350,000
Capital leases at 9.5%                                                    407,178              551,156
                                                                       ----------           ----------
                                                                        4,979,114            5,114,291
Less current portion                                                    1,485,207            1,222,559
                                                                       ----------           ----------
                                                                       $3,493,907           $3,891,732
                                                                       ----------           ----------
                                                                       ----------           ----------


Future maturities of long-term debt are as follows:
                                                                          At            At
YEAR ENDING DECEMBER 31,                                             6/30/99      12/31/98
                                                                     -------      --------
1999                                                             $   685,065    $1,222,559
2000                                                               1,433,205     1,232,354
2001                                                               1,178,277       983,837
2002                                                               1,110,432       910,080
2003                                                                 572,135       765,461
                                                                  ----------    ----------
                                                                 $ 4,979,113    $5,114,291
                                                                  ----------    ----------
                                                                  ----------    ----------


7. COMMITMENTS AND CONTINGENCY:

Phone locations:

   The Company rents phone locations from merchants and property owners under varying lease terms, usually seven years, generally cancelable by the Company upon 15 days notice.

Consulting agreement:

   The Company paid a director/shareholder $34,800 and $14,400 for certain consulting services in 1998 and 1999, respectively.

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

Future minimum lease payments are as follows:

              YEAR ENDING DECEMBER 31,                  AMOUNT
              ------------------------                  ------
                   1999                               $  83,788
                   2000                                  26,795
                                                      ---------
                                                      $ 110,583


Capital leases:

The cost of equipment, included in property and equipment, acquired under capital leases and the related accumulated depreciation at December 31, 1998, is as follows:

Cost                                                  $ 934,856
Less accumulated depreciation                           177,858
                                                      ---------
                                                      $ 756,998
                                                      ---------


The future minimum lease payments under capital leases, at December 31, 1998, and their net present value are as follows:

Total future minimum lease payments, payable in:
                   1999                               $  355,158
                   2000                                  241,970
                                                      ----------
                                                         597,128
Less amounts representing interest                        45,972
                                                      ----------
Present value of future minimum lease payments        $  551,156
                                                      ----------
                                                      ----------

Dial-around compensation:

     The Company has recognized revenue for dial-around compensation based upon rates for such compensation set by the Federal Communications Commission
(FCC). In July, 1997 the U.S. Court of Appeals ruled that the rate set by the FCC was inappropriate and needed to be reexamined. The FCC on October 9, 1997 issued an order reestablishing a dial-around rate for the two year period commencing October 6, 1997. The FCC indicated that it planned to address dial-around compensation for the period from November 6, 1996 through October 6, 1997 in a subsequent order. There can be no assurance when the FCC will issue another order regarding the rate of dial-around compensation, what that order will determine, whether such order will be appealed, and what the determination would be upon any appeal. Accordingly, the Company has recognized revenue at the previous rate of $6.00 per phone per month for the period of January 1, 1997 through October 6, 1997. The change in estimate resulted in an accrual of a $351,000 liability at December 31, 1997 and is included in accrued expenses.

Effective October 7, 1997 the Company has recognized dial around revenue based upon estimated dial-around calls per phone. Estimates vary by time of year and geographic location of the phones. In 1998, The FCC adjusted the per call dial-around rate to $0.24 retroactive to October 7, 1997. The amount due from dial-around compensation included in accounts receivable is approximately $856,000 and $848,000 at December 31, 1998 and June 30, 1999, respectively. The ultimate resolution of matters related to dial-around compensation could have a material effect on the Company's results of operations.

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

During 1998 the Company granted options to employees and non-employee directors to purchase 70,000 shares through the incentive plan.

Information with respect to options outstanding as of December 31, 1998 and June 1999, is summarized as follows:

                                                                 1998                                  1999
                                                             -------------                        --------------
                                                              Weighted avg                         Weighted avg
                                               Shares        Exercise Price         Shares        Exercise Price
                                               -------       --------------        -------        --------------
Outstanding at the beginning of
the year                                       122,500           $3.37             130,000            $4.34
Granted                                         70,000            4.06             140,588             2.13
Exercised
Forfeited                                       62,500            2.00               6,000             3.50
                                                ------           -----             -------            -----
Outstanding at end of period                   130,000           $4.34             264,588            $3.05
                                                ------           -----             -------            -----
                                                ------           -----             -------            -----
Options exercisable at period
end                                             80,000                             235,588

Weighted average remaining life                3.4 years                           3.3 years

During 1998 the Company issued 150,000 warrants to purchase at any time one share of common stock, 50,000 of the warrants have an exercise price of $5.00 expiring August 2000, 50,000 of the warrants have an exercise price of $6.00 expiring in August 2001, and 50,000 have an exercise price of $7.00 expiring in August 2002.

The Company has outstanding the following warrants:

                                                                                              Weighted average
                                                               12/31/98         6/30/99         Exercise price
                                                              ---------       ---------       ----------------
Issued in public offering                                       800,000         800,000              $9.50
Granted to Underwriter in public offering                       160,000         160,000              $8.95
Granted to investment relations company                         150,000         150,000              $6.00
Outstanding at period end                                     1,110,000       1,110,000              $9.40
Exercisable at period end                                     1,110,000       1,110,000
Weighted average remaining life                               3.8 years       3.2 years

The warrants granted to the Underwriter consist of one warrant for 80,000 units at $8.40 per unit and is not exercisable until one year after the date the registration statement is declared effective. Each unit contains a warrant that entitles the holder to purchase at any time one share of common stock at an exercise price of $9.50. The warrants expire November 2002.

9. INCOME TAXES:

On January 1, 1997 the Company terminated its status to be treated as an "S" corporation. The provision for income taxes is as follows:

                                                 1998
                                               ---------
Current, state                                 $   2,000
Deferred:
    Federal                                       80,000
    State                                         13,000
                                               ---------
                                                $ 95,000

A reconciliation between the statutory federal income tax rates to the Company's effective tax rate is as follows:

                                                 1998
                                               --------
Statutory federal tax rate                      34.0%
State taxes (net of federal tax benefit)         6.0%
Effect of nondeductible expenses                 5.2%
                                               --------
Effective tax rate                              45.2%
                                               --------
                                               --------

The deferred tax asset and deferred tax liability consists of the following:

                                          December 31, 1998           June 30, 1999
                                          -----------------           -------------
Deferred tax asset:
Sales tax contingency                             $ 545,000               $ 592,000
Accrued expenses                                     25,000                  25,000
Accrued dial-around compensation                    140,000                 140,000
                                                    -------                 -------
                                                  $ 710,000               $ 757,000

Deferred tax liability:
Depreciation                                      $ 839,000              $1,014,000
Amortization                                        (31,000)                (46,000)
Net operating loss carry forward                   (155,000)               (316,000)
                                                  ---------               ---------
                                                  $ 653,000               $ 652,000
                                                  ---------               ---------
                                                  ---------               ---------


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

11.      SUBSEQUENT EVENTS:

     On July 9, 1999 the Company sold 243 phones located in Idaho and Wyoming to Alpha Telcom for $400,000, and agreed to sell an additional 820 phones located in Oregon, Washington, Nevada and Colorado by no later than November 30, 1999. The gain on the sale was not significant.

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

     During 1998, the Company began researching the Puerto Rican payphone market. It was determined that although the Puerto Rican Regulatory Board
(PRRB) had not required the Puerto Rican Telephone Company (PRTC) to provide "competition neutral" service to independent payphone providers at a "cost-based rate", the Company was confident that the Telecom Act would eventually correct this situation. In March 1998, the Company hired a Leasing Manager for Puerto Rico, and began contracting with local businesses to provide payphone service. In April 1998 the Company received its first payphone line from the PRTC and installed its first payphones. As of June 30, 1999 the Company had installed 825 payphones and had signed agreements to install an additional 1,200 payphones.

     In March of 1998, the Company received verbal assurances from the PRTC, that payphone lines would be made available, and the charge would be a flat rate of $50.00 per month per line. However, when actually invoiced the bills included additional charges ranging from $0.13 to $0.26 per call. At that time, the PRTC and the Company agreed that until a final decision was reached on a rate case before the PRRB, the Company would not pay the per call charges. On May 27, 1998 the PRRB ruled on that rate case and instructed the PRTC to reduce the per call charges to between $0.01 and $0.03 per call, depending upon the routing of the call. The PRTC appealed the ruling to the Court of Appeals, which upheld the ruling in December 1998. The PRTC appealed the ruling to the Puerto Rican Supreme Court, which on January 28, 1999 agreed to hear the case and issued a stay of execution until the court renders a decision on the appeal. During the second and third quarters of 1998 the Company accrued unpaid line charges at the rate of $0.15 per call. In the fourth quarter the Company reduced the accrued unpaid line charges to $0.06 per call. If the Puerto Rican Supreme Court reverses the Court of Appeals, and reinstates the old rates, then the Company estimates it would have unrecorded liabilities at December 31, 1998, and June 30, 1999 of $45,000 and $175,000 respectively.

     During 1998, the Company began test marketing public internet access terminals, which allow customers to access the internet while away from their home or office computer. The customers have the option of paying the charges, currently $1.00 for 5 minutes, using cash or a credit card. At June 30, 1999 the Company had contracted with site providers to install 10 terminals, of which 7 were installed. Under the terms of the contracts, the Company receives all revenues generated by the terminals in return for a commission payment based upon revenues generated.

     Based on results of testing to date, management has determined to continue public internet testing in order to determine whether consumer demand will be sufficient to generate a return on the investment, which investment currently is approximately $5,000 per terminal. Management is considering strategies to develop the internet access market, including bringing into the business joint venture partners that may benefit in owning part of a network of public internet terminals, with the goals of lowering the Company's investment per terminal and accelerating the growth of the network. During the first quarter of 1999, the Company announced it is assessing its long-term strategic plan, which may include the sale of its payphone assets and the refocusing of the Company in the public internet access market.

THREE MONTHS ENDED JUNE 30, 1999 COMPARED TO THREE MONTHS ENDED JUNE 30 1998.

     Total revenue for the three months ended June 30, 1999, increased approximately $703,000, or 34.9%, compared to the three months ended June 30, 1998. This growth was due primarily to the Company increasing the average number of pay telephones in service from 3,250 during the 1998 period to 4,800 during the 1999 period, an increase of 47.7%. Coin revenue increased $484,000 or 32.6% and non coin revenues increased $103,000 or 45.6% compared to the previous year period. Dial-around compensation increased $115,500 or 37.9%. The Company accrued dial-around compensation at approximately $27.00 per phone per month during the 1998 period compared to $30.00 per phone per month during the 1998 period.

     Commencing in the fourth quarter of 1998, the Company experienced a significant decrease in coin revenues in the Midwest region. The Midwest region includes Minnesota and Wisconsin and represents approximately 44% of the phones in service at June 30, 1999. During the fourth quarter of 1998, first quarter 1999, and second quarter 1999, total coin revenues in that region decreased $129,000 or 11.2%, $210,000 or 18.9%, and $209,000 or 18.7%
respectively. Management attributes the reduction to increased competition from wireless communication devices.

     Telephone and long-distance charges increased $226,000 or 38.3% as compared to the previous year period. Site Provider commissions increased $105,000 or 31.7% over the previous year period. Selling, general and administrative ("SG&A") expenses increased by $190,000 or 28.3%, due to the increased spending to open an office in Puerto Rico and maintain the Jay Telephone Vending office.

     Interest expense increased $88,500 or 271.4% compared to the prior year due to the Jay Telephone acquisition and route expansion in Puerto Rico. Depreciation and amortization for the 1999 period increased $70,000 or 24.2% and was reduced by approximately $75,000 as a result of increasing the estimated useful life of payphones from 7 years to 10 years effective the fourth quarter of 1998. Management believes a 10 year useful life is a better estimate of payphone performance. Without this change, depreciation and amortization increased $145,000 or 45.2 % over the previous year as a result of the higher depreciation and amortization associated with the acquired route.

     Earnings before interest, tax, depreciation and amortization (EBITDA) increased $175,000 or 28.3%. Net income after tax increased $23,000 or 138.2%.

SIX MONTHS ENDED JUNE 30, 1999 COMPARED TO SIX MONTHS ENDED JUNE 30 1998.

     Total revenue for the six months ended June 30, 1999, increased approximately $1,155,000, or 28.9%, compared to the six months ended June 30, 1998. This growth was due primarily to the Company increasing the average number of pay telephones in service from 3,200 during the 1998 period to 4,700 during the 1999 period, an increase of 46.9%. Coin revenue increased $823,000 or 28.1% and non coin revenues increased $192,000 or 45.8% compared to the previous year period. Dial-around compensation increased $140,000 or 21.5%. The Company accrued dial-around compensation at approximately $27.00 per phone per month during the 1998 period compared to $30.00 per phone per month during the 1998 period.

     Commencing in the fourth quarter of 1998, the Company experienced a significant decrease in coin revenues in the Midwest region. The Midwest region includes Minnesota and Wisconsin and represents approximately 44% of the phones in service at June 30, 1999. During the fourth quarter of 1998, first quarter 1999, and second quarter 1999, total coin revenues in that region decreased $129,000 or 11.2%, $210,000 or 18.9%, and $209,000 or 18.7%
respectively. Management attributes the reduction to increased competition from wireless communication devices.

     Telephone and long-distance charges increased $401,000 or 33.6% as compared to the previous year period. Site Provider commissions increased $185,500 or 28.2% over the previous year period. Selling, general and administrative ("SG&A") expenses increased by $541,500 or 43.9%, due to the Company's increased spending in Marketing and Acquisition activities, which includes $371,000 of SG&A in Puerto Rico and $241,000 of SG&A in Pennsylvania.

     Interest expense increased $162,000 or 221.4% compared to the prior year due to the Jay Telephone acquisition and route expansion in Puerto Rico. Depreciation and amortization for the 1999 period increased $127,000 or 21.8% and was reduced by approximately $150,000 as a result of increasing the estimated useful life of payphones from 7 years to 10 years effective the fourth quarter of 1998. Management believes a 10 year useful life is a better estimate of payphone performance. Without this change, depreciation and amortization increased $277,000 or 45.2 % over the previous year as a result of the higher depreciation and amortization associated with the acquired route.

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

LIQUIDITY AND CAPITAL RESOURCES

     For the six months ended June 30, 1999, the Company's operating activities provided $781,000. Investments in equipment and rental agreements used $742,000 and principal payments on long-term debt used $585,000. Activities were funded with $450,000 drawn from the credit facility with the bank, a $325,000 deposit received on a pending sale of payphones, and collection of $10,000 of subscription receivable, resulting in a $239,000 increase in cash balances.

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

     On June 30, 1999 and continuing as of the date of filing, the Company was not in compliance with several financial covenants under its Credit Agreement dated June 30, 1998 as amended, (the "Agreement") with Norwest Bank Minnesota, N.A. (the "Bank"). The Company has borrowed approximately $4 million under the Agreement and is current in all respects in its payments of principal and interest to the Bank. On July 29, 1999, the Bank notified the Company that it was in default for failure to meet the debt service coverage ratio, fixed charge coverage ratio and operating cash flow requirement. The Bank also indicated that it had no present intention to exercise its rights to accelerate the maturity of the indebtedness or to foreclose on its security interest. Certain officers and directors of the Company are guarantors of a portion of the Company's obligations under the Agreement.

     In addition, the Bank has advised the Company that the Bank believes the Company's undertaking to incorporate Public Internet Access Holdings Corporation ("PIAHC") as a vehicle to continue to test and develop a public Internet access business through the use of terminals in public facilities, violates a covenant in the Agreement which prohibits certain investments by the Company. The Company has initiated discussions with the Bank for the objective of modifying the Agreement, or obtaining a waiver if necessary, in order to permit the Company to pursue the Internet terminal business using the vehicle of PIAHC.

     During the first quarter of 1999, the Company agreed in principle to sell approximately 1,000 payphones in an all cash transaction. On July 9, 1999 the Company sold 243 phones located in Idaho and Wyoming for $400,000 and agreed to sell an additional 820 phones by no later than November 30, 1999. The Company anticipates that net proceeds will be applied to the reduction of debt and the installation of payphones in Puerto Rico. The Company expects to partially offset loss of revenues derived from the assets to be sold with revenues from the Puerto Rican phones and through reduced borrowing costs.

Part II  - Other Information

Item 1. Legal Proceedings - None

Item 6.  Exhibits and Reports on Form 8-K

(a) 27 - Financial Data Schedule

(b) Reports on Form 8-K - None