Form 10QSB
period 1999-09-30
CHOICETEL COMMUNICATIONS INC /MN/
filed 1999-11-15
CIK 1031927

                                  FORM 10-QSB
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1999

Commission file number 0-230 17

                         CHOICETEL COMMUNICATIONS, INC.
             (Exact name of registrant as specified in its charter)

MINNESOTA                                  41-1649949
(State of jurisdiction or                  IRS Employer ID No.
Incorporation of organization)

9724 10th Ave. North, Plymouth, Mn         55441
(Address of principal executive offices)   (Zip Code)

Registrant's telephone number, including area code 612-544-1260

         N/A
(Former name, former address and former fiscal year if changed from last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

  Yes  X         No

As of date of filing, the Company has 2,915,907 shares outstanding.

                         CHOICETEL COMMUNICATIONS, INC.

                               Form 10-QSB Index
                               November 15, 1999

Part I:   Financial Information

Item 1.   Financial Statements

Consolidated Balance Sheet -
    December 31, 1998 and September 30, 1999

Consolidated Statements of Operations -
    Three months ended September 30, 1998 and 1999
    Nine months ended September 30, 1998 and 1999

Consolidated Statements of Cash Flows -
    Nine months ended September 30, 1998 and 1999

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


                                   CHOICETEL COMMUNICATIONS, INC.


Date: November 15, 1999            By: /s/ Jack S. Kohler
                                   ------------------------------
                                   Jack S. Kohler
                                   Vice President and Chief Financial Officer

          CHOICETEL COMMUNICATIONS, INC. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEET
        December 31, 1998 and September 30, 1999 (unaudited)



                                                          SEPTEMBER 30,         DECEMBER 31,
                                                              1999                 1998
                                                          -------------         ------------


ASSETS

Current assets:
  Cash..................................................   $   505,203          $   363,239
  Accounts receivable...................................     1,256,864            1,080,794
  Prepaid:
    Rent................................................        69,635              176,411
    Other...............................................       241,991              487,149
Deferred taxes..........................................       782,000              710,000
                                                           -----------          -----------
     Total current assets...............................     2,855,693            2,817,593
                                                           -----------          -----------
Property and equipment, net.............................     6,131,897            6,336,401
                                                           -----------          -----------

Other assets:
  Prepaid rents.........................................        61,300               73,998
  Rental agreements, net of accumulated amortization of
   $776,333 at Dec. 1998, and $1,159,605 at Sept. 1999..     4,809,166            5,501,771

  Deferred financing, net of accumulated amortization of
   $3,000 at Dec. 1998, and $18,568 at Sept. 1999.......        24,497               27,000
                                                           -----------          -----------
                                                             4,894,963            5,602,769
                                                           -----------          -----------
                                                           $13,882,553          $14,756,763
                                                           ===========          ===========


LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Checks outstanding in excess of bank balance             $                    $    74,604
  Notes payable.........................................       350,000              350,000
  Current portion of long-term debt.....................     1,467,079            1,222,559
  Accounts payable......................................        34,449              238,944
  Accrued expenses......................................     2,619,184            2,339,805
                                                           -----------          -----------
    Total current liabilities...........................     4,470,712            4,225,912
                                                           -----------          -----------

Long-term liabilities:
  Deferred taxes........................................       698,321              653,000
  Long-term debt, net of current portion................     2,760,008            3,891,732
                                                           -----------          -----------
                                                             3,458,329            4,544,732
                                                           -----------          -----------

Shareholders' equity....................................     5,953,512            5,986,119
                                                           -----------          -----------
                                                           $13,882,553          $14,756,763
                                                           ===========          ===========



          See notes to consolidated financial statements.

                CHOICETEL COMMUNICATIONS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
           Three Months Ended September 30, 1998 and 1999 (unaudited)
           Nine Months Ended September 30, 1998 and 1999 (unaudited)

                                                 NINE MONTHS ENDED         THREE MONTHS ENDED
                                                   SEPTEMBER 30,             SEPTEMBER 30,
                                             -----------------------    -----------------------
                                                1999         1998          1999         1998
                                             ----------   ----------    ----------   ----------
Service revenue............................  $8,089,994   $6,776,757    $2,936,092   $2,863,429
Cost of service............................   3,704,344    2,885,526     1,266,375    1,280,220
                                             ----------   ----------    ----------   ----------
Gross margin...............................   4,385,650    3,891,231     1,669,717    1,583,209
                                             ----------   ----------    ----------   ----------
Selling, general and admin:
  Service and collection...................   1,305,430    1,072,905       473,508      459,413
  Marketing................................     362,907      401,466       116,751      170,134
  Admin, office and overhead...............   1,196,207      859,846       498,617      309,529
                                             ----------   ----------    ----------   ----------
                                              2,864,544    2,334,217     1,088,876      939,076

Depreciation and amortization..............   1,053,109    1,000,918       344,955      419,774
Interest...................................     367,794      199,168       132,695      126,024
Sales tax contingency......................     159,490      191,444        55,154       57,894
                                             ----------   ----------    ----------   ----------
                                              4,444,937    3,725,747     1,621,680    1,542,768
                                             ----------   ----------    ----------   ----------
Income (loss) before income taxes..........     (59,287)     165,484        48,037       40,471
Provision (credit) for income taxes........     (26,679)      66,194        21,617       16,188
                                             ----------   ----------    ----------   ----------
Net income (loss)..........................  $  (32,608)  $   99,290    $   26,420   $   24,283
                                             ==========   ==========    ==========   ==========
Per share net income (loss)................  $    (0.01)  $     0.03    $     0.01   $     0.01
                                             ==========   ==========    ==========   ==========
Shares outstanding-weighted average........   2,915,006    2,915,006     2,915,006    2,915,006
Per share diluted net income...............  $            $     0.03    $     0.01   $     0.01
                                             ==========   ==========    ==========   ==========
Share outstanding-diluted..................                2,958,682     2,915,006    2,958,682

                See notes to consolidated financial statements.

                CHOICETEL COMMUNICATIONS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
           Nine months ended September 30, 1998 and 1999 (unaudited)


                                                NINE MONTHS ENDED SEPTEMBER 30,
                                                -------------------------------
                                                    1999                1998
                                                ------------       ------------

Cash flows from operating activities:

  Net (loss) income..........................   $   (32,608)       $    99,291
  Adjustments to reconcile net (loss) income
  to net cash provided by operating
  activities:
  Depreciation and amortization..............     1,053,109          1,000,918
  Changes in operating assets and liabilities
  (Increase) decrease in:
    Accounts receivable......................      (176,070)          (122,391)
    Prepaid rent and other...................       364,632            131,646
    Deferred taxes...........................       (26,679)            21,486
  Increase (decrease) in:
    Accounts payable.........................      (204,495)            45,030
    Accrued expenses.........................       279,379           (248,365)
                                                -----------        -----------
Net cash provided by operating activities....     1,257,268            927,615
                                                -----------        -----------
Cash flows used in investing activities:

  Purchase of equipment and rental contracts.      (958,537)        (5,461,251)
  Sales of assets............................       750,000
  Sales of short-term investments............                        1,151,215
                                                -----------        -----------
Net cash (used in) investing activities......      (208,537)        (4,310,036)
                                                -----------        -----------
Cash flows from financing activities:

  Proceeds from
    Issuance of:
      Long-term debt.........................       450,000          4,300,000
    Collections of subscription receivable...        10,000              8,571
    Principal payments on long-term debt.....    (1,366,767)          (862,659)
                                                -----------        -----------
    Net cash provided by (used in) financing
    activities...............................      (906,767)         3,445,912
                                                -----------        -----------
Net increase in cash.........................       141,964             63,491
Cash, beginning balance......................       363,239            343,705
                                                -----------        -----------
Cash, ending balance.........................   $   505,203        $   407,196
                                                ===========        ===========
Supplemental disclosure of cash flow
  information:
  Cash paid for interest.....................   $   367,794        $   199,168
                                                ===========        ===========


                See notes to consolidated financial statements.

                CHOICETEL COMMUNICATIONS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        Year ended December 31, 1998 and
             Nine Month Period ended September 30, 1999 (unaudited)

1.  NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

PRINCIPLES OF CONSOLIDATION:

     The consolidated financial statements include the accounts of ChoiceTel Communications, Inc. (formerly Intelliphone, Inc.) and its wholly owned subsidiaries Choicetel, Inc., and Public Internet Access Holding Corp. All material intercompany balances have been eliminated.

NATURE OF BUSINESS:

     Intelliphone, Inc. was incorporated in October 1989 and changed its name to ChoiceTel Communications, Inc. in April 1997. The Company provides coin operated telephone service in ten states and Puerto Rico, however, revenue is generated predominately in Minnesota, Puerto Rico, Pennsylvania and Oregon.

     Choicetel, Inc. was incorporated in 1995 and was dormant until June 1996 when operations began. Choicetel is a Competitive local exchange carrier (CLEC) which resells local telephone service to pay telephone owners in Minnesota. Choicetel's largest customer is ChoiceTel Communications.

     Public Internet Access Holding Corp. was incorporated in 1998 and changed it's name to Advants, Inc.

PROPERTY AND EQUIPMENT AND DEPRECIATIONS METHODS:

     Property and equipment, consisting principally of coin operated telephones, are stated at cost. Depreciation is being provided by the straight-line method over the estimated useful lives, principally ten years, of the related assets. In October 1998, the Company changed the estimated useful life of all phones from 7 years to 10 years, based upon its experience. The effect of this change resulted in $75,000 less depreciation expense in 1998 and $225,000 less depreciation expense in 1999, on the property in service at the time of the change. Phone locations are evaluated by management to determine if their carrying amounts have been impaired. No reductions for impaired assets have occurred.

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

3.   ACQUISITION:

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

                                YEAR ENDED DECEMBER 31, 1998 (unaudited)
                        ------------------------------------------------------
                                                        Pro forma
                         Company     Jay Telephone     Adjustments    Combined
                        ---------    -------------     -----------    ---------

Gross Margin            5,112,906      878,434                        5,991,340
                        ---------      -------                        ---------
Selling, general and
  administrative        3,021,734      617,674         (223,173)      3,416,235
Interest expense          310,081       13,413          176,587         500,081
Depreciation and
  amortization          1,317,051            0          235,539       1,552,590
Sales tax contingency     253,972            0                0         253,972
                        ---------      -------         --------       ---------
Income before
  income taxes            210,068      247,347         (188,953)        268,462
Provision for income
  taxes                    95,000       98,939          (75,582)        118,357
                        ---------      -------         --------       ---------
Net income after tax      115,068      148,408         (113,471)        150,105
                        =========      =======         ========       =========

4.   PROPERTY AND EQUIPMENT:
                                                       1999             1998
                                                    -----------      ----------
Phones and related equipment                        $ 8,387,409     $ 8,288,468
Accumulated depreciation                             (2,426,390)     (2,163,041)
                                                    -----------     -----------
                                                      5,961,019       6,125,427
Office equipment and improvements                       292,948         291,093
Accumulated depreciation                               (122,070)        (80,119)
                                                    -----------     -----------
                                                        170,878         210,974
                                                    -----------     -----------
                                                    $ 6,131,897     $ 6,336,401
                                                    ===========     ===========

5.   NOTES PAYABLES:
                                                         1999           1998
                                                     ----------      ----------
Note payable, shareholder, interest only at 8.5%.      $350,000        $350,000
Convertible to shares of common stock at $5.10
  per share.                                           $350,000        $350,000
                                                     ==========      ==========

6.   LONG-TERM DEBT:

                                                          1999          1998
                                                       ----------    ----------

     Note payable, Telco West, due in monthly
     installments of $21,342 including interest
     at 10.25% through July 2001, secured
     by equipment.                                     $  409,452    $  564,874

     Note payable, Telecapital, due in monthly
     installments of $4,452 including interest
     at 14.5% through April 2002, secured
     by equipment.                                        111,902       138,159

     Note payable, bank, due in monthly installments
     plus interest at 2% above prime rate.              3,378,370     3,495,998

     Note payable, bank, revolving credit facility
     up to $800,000, convertible to a term note in
     September 1999.                                                    350,000

     Capital leases at 9.5%                               327,363       551,156
                                                       ----------    ----------
                                                        4,227,087     5,114,291

     Less current portion                               1,467,079     1,222,559
                                                       ----------    ----------
                                                       $2,760,008    $3,891,732
                                                       ==========    ==========

     Future maturities of long-term debt are as follows:

                                                            At           At
     Year ending December 31,                            9/30/99      12/31/98
     ------------------------                          ----------    ----------
     1999                                              $  381,749    $1,222,559
     2000                                               1,408,331     1,232,354
     2001                                               1,072,665       983,837
     2002                                                 913,893       910,080
     2003                                                 450,449       765,461
                                                       ----------    ----------
                                                       $4,227,087    $5,114,291
                                                       ==========    ==========


7.   COMMITMENTS AND CONTINGENCY:

Phone locations:

     The Company rents phone locations from merchants and property owners under varying lease terms, usually seven years, generally cancelable by the Company upon 15 days notice.

Consulting agreement:

     The Company paid a director/shareholder $34,800 and $21,600 for certain consulting services in 1998 and 1999, respectively.

Leases:

Operating leases:

     The Company leases its offices in Minnesota, Oregon, Pennsylvania and Puerto Rico under operating leases expiring from May through November 2000. The Company also leases warehouse space in Pennsylvania on a month-to-month basis. The leases have renewal options and require the Company to pay certain common area costs and real estate taxes. Rent expense under the leases was $101,737 for the year ended December 31, 1998.

     Future minimum lease payments are as follows:

YEAR ENDING DECEMBER 31,                        Amount
------------------------                       --------

         1999                                  $ 83,788
         2000                                    26,795
                                               --------
                                               $110,583
                                               ========

Capital leases:

     The cost of equipment, included in property and equipment, acquired under capital leases and the related accumulated depreciation at December 31, 1998, is as follows:


Cost                                                  $934,856
Less accumulated depreciation                          177,858
                                                      --------
                                                      $756,998
                                                      ========


     The future minimum lease payments under capital leases, at December 31, 1998, and their net present value are as follows:


Total future minimum lease payments, payable in:
      1999                                            $355,158
      2000                                             241,970
                                                      --------
                                                       597,128
Less amounts representing interest                      45,972
                                                      --------
Present value of future minimum lease payments        $551,156
                                                      ========

Dial-around compensation:

     The Company has recognized revenue for dial-around compensation based upon rates for such compensation set by the Federal Communications Commission (FCC). In July, 1997 the U.S. Court of Appeals ruled that the rate set by the FCC was inappropriate and needed to be reexamined. The FCC on October 9, 1997 issued an order reestablishing a dial-around rate for the two year period commencing October 6, 1997. The FCC indicated that it planned to address dial-around compensation for the period from November 6, 1996 through October 6, 1997 in a subsequent order. There can be no assurance when the FCC will issue another order regarding the rate of dial-around compensation, what that order will determine, whether such order will be appealed, and what the determination would be upon any appeal. Accordingly, the Company has recognized revenue at the previous rate of $6.00 per phone per month for the period of January 1, 1997 through October 6, 1997. The change in estimate resulted in an accrued refund liability of $351,000 at December 31, 1997.

     Effective October 7, 1997 the Company has recognized dial around revenue based upon estimated dial-around calls per phone. Estimates vary by time of year and geographic location of the phones. In 1998, the FCC adjusted the per call dial-around rate to $0.24 retroactive to October 7, 1997. The amount due from dial-around compensation included in accounts receivable is approximately $856,000 and $899,000 at December 31, 1998 and September 30, 1999,
respectively. The ultimate resolution of matters related to dial-around compensation could have a material effect on the Company's results of operation.

Sales tax contingency:

     After an original contact by ChoiceTel Communications, Inc., the Minnesota Department of Revenue conducted an audit of the Company's revenues for calculation of sales taxes which the department asserts are due on telephone receipts. While the Company does not believe its coin receipts are subject to Minnesota sales tax and has notified the Minnesota Department of Revenue of its position, it may have to assert its position in the Minnesota courts in order to prevail. The financial statements include an accrual management believes is sufficient to cover this contingency.

     Puerto Rico line charge contingency:

     In March of 1998, the Company received verbal assurances from the Puerto Rican Telephone Company (PRTC) that payphone lines would be made available and the charge would be a flat rate of $50.00 per month per line. However, when phone bills were received in the Company's offices, they included additional charges ranging from $0.13 to $0.26 per call. At that time, the PRTC and the Company agreed that until a final decision was reached on a rate case before the Puerto Rican Regulatory Board (PRRB), the Company would not pay the per call charges. On May 27, 1998 the PRRB ruled on that rate case and instructed the PRTC to reduce the per call charges to between $.01 and $.03 per call, depending upon the routing of the call. The PRTC appealed the ruling to the Court of Appeals, which upheld the ruling. PRTC has since appealed the ruling to the Puerto Rico Supreme Court, which has agreed to hear the case and has issued a stay of execution until the court renders a decision on the appeal. From April through September 1998, the Company accrued unpaid line charges at the rate of $0.15 per call. In October 1998, the Company reduced the rate it was accruing line charges to $0.06 per call based upon progress of this case. Since January 1, 1999 the Company has paid to the PRTC $0.03 per call in additional charges while accruing as an unpaid expense an additional $0.03 per call.

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

     During 1998 the Company granted options to employees and non-employee directors to purchase 70,000 shares through the incentive plan. No additional options were granted during the quarter ended September 1999.

     Information with respect to options outstanding as of December 31, 1998 and September 1999, is summarized as follows:


                                                        1998                              1999
                                                        ----                              ----
                                                    WEIGHTED AVG                      WEIGHTED AVG
                                        SHARES      EXERCISE PRICE       SHARES     EXERCISE PRICE
                                        -------     --------------      -------     --------------

Outstanding at the beginning of
   the year                             122,500              $3.37      130,000              $4.34
Granted                                  70,000               4.06      136,666               2.25
Exercised
Forfeited                                62,500               2.00       12,667               3.50
                                        -------              -----      -------              -----
Outstanding at end of period            130,000              $4.34      253,999              $3.11
                                        =======              =====      =======              =====
Options exercisable at period end        80,000                         234,999


Weighed average remaining life     3.4 years      3.0 years

     During 1998 the Company issued 150,000 warrants to purchase at any time one share of common stock, 50,000 of the warrants have an exercise price of $5.00 expiring August 2000, 50,000 of the warrants have an exercise price of $6.00 expiring in August 2001, and 50,000 have an exercise price of $7.00 expiring in August 2002.

The Company has outstanding the following warrants:


                                                                             WEIGHTED AVERAGE
                                             12/31/98         9/30/99         EXERCISE PRICE
                                            ----------       ---------       ----------------
Issued in public offering                      800,000         800,000            $9.50
Granted to Underwriter in public offering      160,000         160,000            $8.95
Granted to investment relations company        150,000         150,000            $6.00
Outstanding at period end                    1,110,000       1,110.000            $9.40
Exercisable at period end                    1,110,000       1,110,000
Weighted average remaining life              3.8 years       3.0 years


     The warrants granted to the Underwriter consist of one warrant for 80,000 units at $8.40 per unit and is not exercisable until one year after the date the registration statement is declared effective. Each unit contains a warrant that entitles the holder to purchase at any time one share of common stock at an exercise price of $9.50. The warrants expire November 2002.

9.   INCOME TAXES

     On January 1, 1997 the Company terminated its status to be treated as an "S" corporation.

     A reconciliation between the statutory federal income tax rates to the Company's effective tax rate is as follows:

                                             1998
                                             ----
Statutory federal tax rate                   34.0%
State taxes (net of federal tax benefit)      6.0%
Effect of nondeductible expenses              5.2%
                                            ------
Effective tax rate                           45.2%


     The deferred tax asset and deferred tax liability consists of the following:

                                           DECEMBER 31, 1998                  SEPTEMBER 30, 1999
                                           -----------------                  ------------------
Deferred tax asset:
Sales tax contingency                          $ 545,000                           $ 617,000
Accrued expenses                                  25,000                              25,000
Accrued dial-around compensation                 140,000                             140,000
                                               ---------                           ---------
                                               $ 710,000                           $ 782,000

Deferred tax liability:
Depreciation                                   $ 839,000                          $1,101,000
Amortization                                     (31,000)                            (56,000)
Net operating loss carry forward                (155,000)                           (347,000)
                                               ---------                           ---------
                                               $ 653,000                          $  698,000
                                               =========                          ==========

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

11.  SUBSEQUENT EVENTS:

     During the first quarter of 1999, the Company agreed in principle to sell approximately 1,000 payphones in an all cash transaction to be completed by November 30, 1999. When completed the Company estimates the gain on the sale of assets will not be significant. The purchaser has made advances totaling $750,000 as of September 30, 1999 and $1,370,000 as of filing. The Company has delivered title to 357 payphones located in Idaho, Wyoming, Nevada and Colorado as of September 30, 1999 and an additional 208 phones located in Oregon and Washington as of filing. The Company has recognized no gain on the sale pending final closing. Proceeds have been used to reduce bank debt by $445,000 as of closing and $1,095,000 as of filing, with the balance of proceeds used to install payphones in Puerto Rico.

ITEM 2.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

     The Company derives revenue from three principal sources: coin calls, non-coin calls and Dial-Around calls. Coin calls represent calls paid for with coins deposited in the telephone. The Company recognizes coin revenue in the amount deposited net of applicable sales taxes. Non-coin calls are calls charged to a customer credit card or billed to the called party (collect calls). These calls are processed either by the payphone's computer using "store and forward" technology or by an operator service provided ("OSP") such as, for example, AT&T, MCI or Sprint. Compensation for Dial-Around calls is paid by long-distance carriers in accordance with rules set by the FCC when consumers access a long-distance carrier directly by dialing an access number, an 800 number, or by using a non-billable calling card.

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

     During 1998, the Company began researching the Puerto Rican payphone market. It was determined that although the Puerto Rican Regulatory Board (PRRB) had not required the Puerto Rican Telephone Company (PRTC) to provide "competition neutral" service to independent payphone providers at a "cost-based rate", the Company was confident that the Telecom Act would eventually correct this situation. In March 1998, the Company hired a Leasing Manager for Puerto Rico, and began contracting with local businesses to provide payphone service. In April 1998 the Company received its first payphone line from the PRTC and installed its first payphones. As of September 30, 1999 the Company had installed 885 payphones and had signed agreements that will allow for continued growth in Puerto Rico.

     In March of 1998, the Company received verbal assurances from the PRTC, that payphone lines would be made available, and the charge would be a flat rate of $50.00 per month per line. However, when actually invoiced the bills included additional charges ranging from $0.13 to $0.26 per call. At that time, the PRTC and the Company agreed that until a final decision was reached on a rate case before the PRRB, the Company would not pay the per call charges. On May 27, 1998 the PRRB ruled on that rate case and instructed the PRTC to reduce the per call charges to between $0.01 and $0.03 per call, depending upon the routing of the call. The PRTC appealed the ruling to the Court of Appeals, which upheld the ruling in December 1998. The PRTC appealed the ruling to the Puerto Rican Supreme Court, which on January 28, 1999 agreed to hear the case and issued a stay of execution until the court renders a decision on the appeal. During the second and third quarters of 1998 the Company accrued unpaid line charges at the rate of $0.15 per call. In the fourth quarter the Company reduced the accrued unpaid line charges to $0.06 per call. If the Puerto Rican Supreme Court reverses the Court of Appeals, and reinstates the old rates, then the Company estimates it would have unrecorded liabilities at December 31,

1998, and September 30, 1999 of $45,000 and $325,000 respectively. If the Puerto Rican Supreme Court upholds the court of Appeals decision, then the Company would have overaccrued expenses by $200,000 as of September 30, 1999.

     During 1998, the Company began test marketing public internet access terminals, which allow customers to access the internet while away from their home or office computer. At September 30, 1999 the Company has 7 installed and operating terminals. Under the terms of the contracts, the Company receives all revenues generated by the terminals in return for a commission payment based upon revenues generated.

     Based on results of testing to date, management has decided to expand the public internet access business, through Advants, Inc. a wholly owned subsidiary. Management has developed strategies to develop this business. These strategies include bringing in business partners that will benefit in owning a part of this network. During the third quarter the Company hired consultants to develop a strategic plan and to raise up to $500,000 in a private placement of Advants stock to initially fund this venture.

STRATEGIC PLAN

     During the first quarter of 1999, the Company announced it is assessing its long-term strategic plan, which may include the sale of its payphone assets and the refocusing of the Company in the public internet access market. During the third quarter the Company identified several companies it believes are interested in purchasing some or all of the Company's payphone assets. No definitive agreements have been reached to date, however discussions are ongoing.

THREE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO THREE MONTHS
ENDED SEPTEMBER 30 1998.

     Total revenue for the three months ended September 30, 1999, increased approximately $73,000, or 2.5%, compared to the three months ended September 30, 1998. This increase occurred in part due to an 8.0% increase in the average number of pay telephones in service from 4,350 during the 1998 period to 4,700 during the 1999 period. Coin revenue decreased $36,000 or 1.8% and non coin revenues decreased $49,000 or 11.0% compared to the previous year period. Dial-around compensation increase $158,000 or 42.3%.

     Telephone and long-distance charges decreased $26,000 or 3.2% as compared to the previous year period, due to increased competition for local dial tone. Site Provider commissions were about the same as the previous year period. Selling, general and administrative ("SG&A") expenses increased by $150,000 or 16.0%, this includes approximately $110,000 spent to develop and fund an internet access terminal business plan.

     Interest expense was about the same as the prior year. Depreciation and amortization for the 1999 period decreased $75,000 or 17.8% primarily as a result of increasing the estimated useful life of payphones from 7 years to 10 years effective the fourth quarter of 1998. Management believes a 10 year useful life is a better estimate of payphone performance.

NINE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30 1998.

     Total revenue for the nine months ended September 30, 1999, increased approximately $1,313,000, or 19.4%, compared to the nine months ended
September 30, 1998. This growth was due primarily to the Company increasing the average number of pay telephones in service from 4,250 during the 1998 period to 4,700 during the 1999 period, an increase of 10.1%. Coin revenue increased $788,000 or 15.9% and non coin revenues increased $229,000 or 29.1% compared to the previous year period. Dial-around compensation increased $297,000 or 28.9%. The Company recognized dial-around compensation at approximately $31.00 per phone per month during the 1999 period compared to $27.00 per phone per month during the 1998 period.

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

     Telephone and long-distance charges increased $618,000 or 34.76% as compared to the previous year period. Site Provider commissions increased $201,000 or 18.2% over the previous year period. Selling, general and administrative ("SG&A") expenses increased by $530,000 or 22.7%, due to the Company's increased spending to maintain offices in Puerto Rico and Pennsylvania, and approximately $125,000 spent to develop and fund an internet access terminal business plan.

     Interest expense increased $169,000 or 84.7% compared to the prior year due to the Jay Telephone acquisition and route expansion in Puerto Rico. Depreciation and amortization for the 1999 period increased $52,000 or 5.2% and was reduced by approximately $225,000 as a result of increasing the estimated useful life of payphones from 7 years to 10 years effective the fourth quarter of 1998. Management believes a 10 year useful life is a better estimate of payphone performance. Without this change, depreciation and amortization increased $277,000 or 27.7% over the previous year as a result of the higher depreciation and amortization associated with the acquired route.

SALES TAX CONTINGENCY.

     The Company, based on its analysis of the published regulations of the Minnesota Department, of Revenue, has not remitted any sales tax payments to the State of Minnesota. In 1996, the Company learned that the position of the Department of Revenue was that calls from payphones were subject to state sales tax. Management is of the view that the payphone service it provides is not subject to sales tax and the Company is challenging the imposition of the tax. Nonetheless, the Company has established a reserve of $1.5 million to cover the potential of an unsuccessful resolution of this matter.

LIQUIDITY AND CAPITAL RESOURCES

     For the nine months ended September 30, 1999, the Company's operating activities provided $1,257,000. Investments in equipment and rental agreements used $959,537 and principal payments on long-term debt used $1,367,000. Activities were funded with $450,000 drawn from the credit facility with the bank, a $750,000 from the sale of payphones, and collection of $10,000 of subscription receivable, resulting in a $141,000 increase in cash balances.

     On June 30, 1998 the Company entered into a credit agreement with Norwest Bank Minnesota, pursuant to which the Company borrowed $3,800,000 to purchase a route of 965 payphones in Philadelphia, Pennsylvania. The Company has granted the Bank a first lien on all of its assets to secure its obligations to the Bank. The agreement provides for monthly payments of interest and principal. The initial interest rate is 1% over the banks reference rate and is adjusted annually based upon debt leverage. The principal balance is scheduled to be repaid 16% in the first year, 18% in the second year, 20% in the third year, 22% in the fourth year and 24% in the 5th year. On December 16, 1998 the agreement was amended to provide the Company a $1,000,000 line of credit of which $800,000 was drawn and used to accelerate the rate of installations in Puerto Rico. The line of credit converted into a fully amortizing term loan on September 30, 1999 to be amortized over the following 45 months.

     On June 30, 1999 and continuing as of the date of filing, the Company was not in compliance with several financial covenants under its Credit Agreement dated June 30, 1998 as amended, (the "Agreement") with Norwest Bank Minnesota, N.A. (the "Bank"). The Company has borrowed approximately $4 million under the Agreement and is current in all respects in its payments of principal and interest to the Bank. On July 29, 1999, the Bank notified the Company that it was in default for failure to meet the debt service coverage ratio, fixed charge coverage ratio and operating cash flow requirement. The Bank also indicated that it had no present intention to exercise its rights to accelerate the maturity of the indebtedness or to foreclose on its security interest. Certain officers and directors of the Company are guarantors of a portion of the Company's obligations under the Agreement. In light of the Company's noncompliance, on November 9, 1999 the bank notified the Company that intends to institute the default interest rate and exclerated the due date of the note to May 15, 2000.

     In addition, the Bank advised the Company that the Bank believes the Company's undertaking to incorporate Public Internet Access Holdings Corporation ("PIAHC") as a vehicle to continue to test and develop a public Internet access business through the use of terminals in public facilities, violates a covenant in the Agreement which prohibits certain investments by the Company.

     During the first quarter of 1999, the Company agreed in principle to sell approximately 1,000 payphones in an all cash transaction to be completed by November 30, 1999. When completed the Company estimates the gain on the sale of assets will not be significant. The purchaser has made advances totaling $750,000 as of September 30, 1999 and $1,370,000 as of filing. The Company has delivered title to 357 payphones located in Idaho, Wyoming, Nevada and Colorado as of September 30, 1999 and an additional 208 phones located in Oregan and Washington as of filing. The Company has recognized no gain on the sale pending final closing. Proceeds have been used to reduce bank debt by $445,000 as of closing and $1,095,000 as of filing, with the balance of proceeds used to install additional payphones in Puerto Rico. The Company expects to partially offset the loss of revenues derived from the assets being sold with revenues from the Puerto Rican phones and through reduced borrowing costs.

Part II - Other Information

Item 1. Legal Proceedings - None

Item 6. Exhibits and Reports on Form 8-K

(a) 27 - Financial Data Schedule

(b) Reports on Form 8-K - None