Form 10KSB40
period 1999-12-31
CHOICETEL COMMUNICATIONS INC /MN/
filed 2000-03-30
CIK 1031927

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

(Mark One)

         /X/        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

         / /        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

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

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
      Yes /X/  No / /

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. /X/

         The revenues for ChoiceTel Communications, Inc. for the fiscal year ended December 31, 1999 were $10,215,000.

         The aggregate market value of the voting and non-voting common equity held by non-affiliates as of March 20, 2000, based on the closing sale price of the Common Stock on such date as reported on the NASDAQ SmallCap Market, was $6,204,650.

On March 20, 2000, the Company had outstanding 2,926,906 shares of Common Stock, par value $.01 per share.

                       DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the Registrant's Form SB-2, Registration Number 333-29969, are incorporated by reference into Part II of this Form 10-KSB.

         Transitional Small Business Disclosure Format (Check one):
                                                     Yes   ;  No X
                                                        ---     ---

                                TABLE OF CONTENTS

                                                                             PAGE
                                                                             ----
                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS............................................. 04
ITEM 2.  DESCRIPTION OF PROPERTY............................................. 09
ITEM 3.  LEGAL PROCEEDINGS................................................... 10
ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS................. 10

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS............ 11
ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION........... 11
ITEM 7.  FINANCIAL STATEMENTS...................................................
ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE....................................

                                    PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
         PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT........... 15
ITEM 10. EXECUTIVE COMPENSATION............................................... 16
ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
         AND MANAGEMENT....................................................... 17
ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS....................... 19
ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K..................................... 20

         SIGNATURES........................................................... 21

         FINANCIAL STATEMENTS.................................................

         INDEX TO EXHIBITS.................................................... 22

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

GENERAL

         ChoiceTel Communications, Inc. (the "Company") was formed as a Minnesota corporation in 1989. The Company installed its first payphones in early 1990 and as of December 31, 1999, had an installed phone base of approximately 1,950 payphones in four states and Puerto Rico. The Company has grown its business through the installation of pay telephones in new areas and through strategic asset acquisitions of payphone routes and related assets, including 270 payphones located in Minnesota acquired from American Amusement Arcade in 1993; 85 payphones acquired in Nevada from Telco West in 1995; an additional 1,020 payphones acquired from Telco West in 1997 in Oregon, Idaho, Colorado, Washington and Wyoming; 586 payphones located in Minnesota and Wisconsin acquired from Computer Assisted Technologies, Inc. ("CAT") in 1997, and 965 phones in Pennsylvania, New Jersey and Delaware from Edward Steven Corporation and Drake Telephone Company in 1998. During 1999 the Company sold approximately 3,000 phones located primarily Minnesota, Oregon, Idaho, Wisconsin and Nevada.

         In 1999 the pay telephone industry generally, and the Company specifically, continued to experience a significant and continuing decline in revenues from the operation of public payphones. Management believed that the decline was attributable primarily to the proliferation of wireless communication devices, in particular cell phones. The Board of directors concluded that the pay telephone industry was no longer a growth industry and in order to successfully compete in the business, a provider must be significantly larger than the Company was in order to take advantage of economies of scale. Management determined that the Company lacked the resources to achieve the size necessary to improve its economies of scale.

         In 1999 the Board of Directors considered various strategic alternatives for the Company that would maximize stockholder value. These alternatives included the sales and/or retention of the Company's operating businesses in various combinations. Ultimately, The Board of Directors authorized management to sell its payphone assets. Accordingly, by December 31, 1999 the Company completed sales of approximately 3,000 of its 5,000 payphones. In February 2000 the Company completed the sale of an additional 900 phones leaving 1,100 phones located in Puerto Rico, which the Company intends to divest during 2000, although there can be no assurances that an acceptable transaction will be completed in 2000. The sales resulted in Cash on hand at December 31, 1999 and March 21, 2000 of $2.4 million and $4.2 million respectively. The Company's strategic goal is to continue to develop a profitable model for employing internet access terminals through its majority owned subsidiary Advants, Inc. Accordingly, the Company's payphone business is reflected as "discontinued operations" throughout this annual report.

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

         Today's telecommunications marketplace was principally shaped by the 1985 AT&T divestiture of the 22 regional Bell operating companies ("RBOCs"), which provided local telephone services within their areas of operation. The AT&T divestiture and the many regulatory changes adopted by the FCC and state regulatory authorities in response to the AT&T divestiture resulted in the creation of new business segments in the telecommunications industry.

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

         During 1998, the Company researched the Puerto Rican payphone market and determined that if and when the full benefits of the Telecommunications Act of 1996 are reflected in the Puerto Rican payphone market, Puerto Rico would be an attractive market for ChoiceTel to operate payphones. Whereas revenues have fallen at most of the Company's payphone located outside of Puerto Rico, payphones located within Puerto Rico have continued to generate above average revenues. Although the Company intends to divest its payphones in Puerto Rico during 2000, in order to maximize the value of the route it continues to contract for and install additional phones at acceptable locations.

OPERATIONS

         During 1999 the Company operated, serviced and maintained a system of approximately 5,000 pay telephones, with approximately 89% of payphones located in Minnesota, Pennsylvania, Oregon, and Puerto Rico. All of the Company's pay telephones accept coins as payment for local or long-distance calls and can also be used to place local or long-distance cashless calls.

         COIN CALLS

         The Company's pay telephones generate coin revenue primarily from local calls. Until October 1997, the public utilities commissions of the states in which the Company operated regulated the cost of local coin calls, at that time, rates were deregulated. Management believes it can maximize payphone coin revenues by matching the cost of a local call to the market conditions at the phone. The amount charged for a local call ranges from $0.25 to $0.35.

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

         NON-COIN CALLS

         The Company also receives revenue from non-coin, or cashless, calls made from its pay telephones, including credit card calls, calling card calls, collect calls and third party billed calls. These calls are processed by the Company's designated operator service provider ("OSP").

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

         COMPUTER NETWORK AND EQUIPMENT. The Company focused its early efforts on building a computer processing network that automated many of the operations of managing a pay telephone enterprise. Specialized software was designed and written when it was not available from industry suppliers. The Company's smart phones are part of a centralized network that links all of the Company's phones in the field with central processors. The system allows the Company to monitor phone call volume, identify malfunctioning equipment, dispatch repair service, schedule efficient coin collections, calculate commissions, print checks to Site Providers, and generate necessary reports that analyze and monitor profitability of the phones.

         The Company installs pay telephones which it believes incorporate the latest technology. The equipment makes use of microprocessors to provide voice synthesized calling instructions in English or Spanish, detect and count coins deposited during each call, inform the caller at certain intervals of the time remaining on each call, and identify the need for and the amount of an additional deposit. The pay telephones can be programmed and reprogrammed from the Company's central computer facilities to update rate information or to direct different kinds of calls to particular carriers. The Company's pay telephones can distinguish coins by size and weight, report to a remote location the total coinage in the coin box, perform self-diagnosis and automatically report problems to a pre-programmed service number, and immediately report attempts of vandalism or theft. Some of the telephones also operate on power available from the telephone lines, thereby avoiding the need for and reliance upon an additional power source at the installation location. The telephones are designed to have a user-friendly appearance and manner of operation similar to LEC-owned pay telephones.

         PLACEMENT OF PAY TELEPHONES. As of December 31, 1999, the Company's pay telephone system consisted of approximately 1,950 telephones located in 4 states and Puerto Rico. The following table sets forth certain information as of the dates indicated concerning the number and location of pay telephones operated by the Company:

                                   NUMBER OF PAY TELEPHONES

STATE                                                                  DECEMBER 31,     DECEMBER 31,
-----                                                                         1998             1999
                                                                              -----            -----
Puerto Rico..........................................................           300              995
Pennsylvania.........................................................           960              920
Minnesota............................................................         1,930
Oregon...............................................................           665
Idaho................................................................           285
Nevada...............................................................            95
Additional phones (9 states in 1998; 3 states in 1999) ..............           265               35
                                                                              -----            -----
                                                                       Total  4,500            1,950

         The Company's ROI focus has enabled it to profile locations based on the likely profitability of a location. While this methodology is proprietary, as are the specific locations under contract, the Company's locations include a wide variety of establishments, such as restaurants, shopping malls, convenience stores, grocery stores, and gas stations. The Company's pay telephone lease mix includes indoor phones, walk-up outdoor phones and drive-up payphones. While the Company had a single Site Provider which accounted for more than 5% of its pay telephones and revenue in the years ended December 31, 1995 and 1996, no single Site Provider accounted for more than 5% of its pay telephones and revenues in either of the years ended December 31, 1997, 1998 and 1999.

         Agreements with Site Providers to install the Company's pay telephones (the "Site Agreements") provide for revenue sharing with Site Providers, typically a commission based on a negotiated percentage of revenue from the pay telephone. The Site Agreements give the Company the exclusive right to install pay telephones at that location and are generally of a five-year or greater term with automatic renewal provisions. The Company's Site Agreements normally give the Company the right to remove poor performing phones. Further, the Company can typically terminate a Site Agreement on 30 days notice to the Site Provider. Site Providers do not generally have the right to terminate a Site Agreement.

         PHONE LINE RATES. The Company pays local line charges for each of its installed payphones. These line charges cover basic service to the telephone as well as the transport of local calls. Line charges are regulated by state public utilities commissions ("PUCs").

         MARKETING. The Company engages independent contractors to locate new sites for payphone installations in Puerto Rico. Management believes a successful contracting program requires identifying good locations, selling Site Providers on the benefits of the Company's payphones, and negotiating favorable Site Agreement terms. Identifying good locations for payphones is the most important aspect of the Company's marketing program, which includes an evaluation of population density, calling patterns and neighborhood socio-economic factors. The Company concentrates its efforts towards high traffic locations, lower income neighborhoods, and venues where people expect to find payphones.

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

         SERVICE AND MAINTENANCE. The Company believes it offers many of its Site Providers a higher level of service than is provided by the LEC competitors, who typically offer low or no commissions and do not monitor payphone performance. The Company monitors its payphones electronically and offers evening and weekend repair service. The Company uses full- and part-time field service technicians who collect money, clean phones and respond to trouble calls made by either a consumer or by the telephone itself as part of its internal diagnostic procedures. Some technicians are also responsible for the installation of new telephones. Due to the ability of the field service technicians to perform multiple service and maintenance functions, the Company is able to limit the frequency of trips to each pay telephone as well as the number of employees needed to service the pay telephones.

COMPETITION

         The Company competes for pay telephone locations with LECs and other independent pay telephone operators. Most LECs against which the Company competes and some independent pay telephone companies have substantially greater financial, marketing and other resources than the Company. In addition, many LECs, faced with competition from the Company and other independent pay telephone companies, have increased their compensation arrangements with Site Providers to offer more favorable commission schedules.

         The Company believes the principal competitive factors in the pay telephone business are (i) responsiveness to customer service needs, (ii) the amount of commission payments to a Site Provider, (iii) the quality of service and the availability of specialized services provided to a Site Provider and telephone users, and (iv) the ability to serve accounts with locations in several LATAs or states.

         Commencing in the 1998 fourth quarter, the Company began to experience a negative impact on its revenues, which management believes results from increased usage of wireless devices, which appear to be reducing consumers' reliance on payphones. This trend continued throughout 1999, though was not detected in Puerto Rico. This negative impact on revenue is the primary determinant of the Company's decision to divest its payphone assets.

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

         The FCC's 1996 order implementing the increased Dial-Around compensation was appealed, with the intent of decreasing the amount of Dial-Around compensation mandated by the order. In July 1997, the Court remanded the matter to the FCC for reconsideration of the rate of Dial-Around compensation. The Court found that the per call charge of $0.35 was inappropriate because the FCC did not consider evidence of the differences in the cost of coin calls and Dial-Around calls. The long-distance carriers then petitioned the Court to clarify the effect of the Court's July decision and to vacate the portion of the FCC's 1996 order setting the rate of Dial-Around compensation pending the FCC's re-examination of the Dial-Around rate. Further, in a letter to the FCC dated August 15, 1997, AT&T challenged the FCC's authority to order the long-distance carriers to make any payments during the pendency of the rate determination. The Court agreed with the long-distance carriers. In a decision dated September 16, 1997, the Court vacated the portion of the FCC's 1996 order setting the rate of Dial-Around compensation pending a new FCC order on remand. Accordingly, the long-distance carriers were not required to make Dial-Around payments to payphone service providers until the FCC issued a new order setting the Dial- Around rate.

         On October 9, 1997, the FCC issued an order establishing the Dial-Around rate as of October 7, 1997 at $0.284 per call ($0.35 minus an offset of $0.066 for expenses unique to coin calls) for the two years beginning October 7, 1997. On May 15, 1998 the Court again remanded the dial-around rate back to the FCC for further justification of the $0.35 starting point. On February 4, 1999 the FCC issued an order reducing the dial around rate to $0.24 retroactive to October 7, 1997 and going forward until at least January 31, 2002. Further, the FCC indicated that it planned to address Dial-Around compensation for the period from November 7, 1996 through October 6, 1997 in a subsequent order and tentatively concluded that the $0.24 per call rate adopted on a going forward basis should also govern compensation during the period from November 7, 1996 through October 6, 1997, though it has not yet issued an order as such. There can be no assurance that Dial-Around compensation will not be based on a rate that is less than what was previously collected by the Company. Such a rate could have an adverse effect on the results of operations and financial condition of the Company, which could be material.

EMPLOYEES

         As of December 31, 1999, the Company had 28 full-time employees. No employees are covered by a collective bargaining agreement. The Company believes that its relationships with employees are good.

ITEM 2.  DESCRIPTION OF PROPERTY

         The Company's corporate offices are located in approximately 1,000 square feet of leased space in Plymouth, Minnesota. The lease for this property expires in May 2000 and the Company has two successive options to extend the lease for additional one-year periods. The Company also leases approximately 2,000 square feet of office space in San Juan Puerto Rico. The lease for this property expires in April 2000 and the Company holds three successive options to extend the lease for additional one-year periods. The Company also leases 2,000 square feet of warehouse space in Conshohocken, Pennsylvania. The Company believes that its current facilities are sufficient for its needs for the foreseeable future.

ITEM 3.  LEGAL PROCEEDINGS

         MINNESOTA SALES TAX. Based on its analysis of the published regulations of the Minnesota Department of Revenue the Company has not remitted any sales tax payments to the State of Minnesota. In 1996, the Company learned that the opinion of the Department was that coin-operated payphone receipts were subject to state sales tax. Despite the Department's position, management is still of the view that the Company is not subject to sales tax, and the Company is challenging the imposition of the tax. The Company retained special tax counsel to contest the Department's position that coin-operated payphone receipts are subject to sales tax. Nonetheless, the Company has established a reserve of $1,550,000 as of December 31, 1999, to provide for the potential sales tax liability and will continue to reserve on a monthly basis until a definitive ruling is obtained.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         A special meeting of the shareholders was held in Dec. 1999 for the purpose of obtaining shareholder approval of management's proposed sale of substantially all of its pay telephone asset. The requisite majority of shareholders voted in favor of Management's proposal to sell such assets.

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

                                                                                        REDEEMABLE
                                                                  COMMON STOCK           WARRANTS
                                                                  --------------       -------------
                                                                  High       Low       High     Low
              1998:
              First Quarter.................................      $4.00      $3.25      $0.75   $0.50
              Second Quarter................................      $4.38      $3.50      $0.63   $0.50
              Third Quarter.................................      $5.13      $3.00      $0.56   $0.25
              Fourth Quarter................................      $4.25      $2.50      $0.25   $0.06

              1999:
              First Quarter.................................      $3.25      $2.50      $0.13  $0.06
              Second Quarter................................      $3.63      $1.50      $0.56   $0.13
              Third Quarter.................................      $3.00      $1.88      $0.31   $0.19
              Fourth Quarter................................      $2.94      $1.75      $0.44    $0.13

         As of March 20, 2000 there were 665 shareholders of the Company's Common Stock.

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

GENERAL

         The Company derives revenue from three principal sources: coin calls, non-coin calls and dial-around calls. Coin calls represent calls paid for with coins deposited in the telephone. The Company recognizes coin revenue in the amount deposited. Non-coin calls are calls charged to a customer credit card or billed to the called party (collect calls). These calls are routed to and processed by an operator service provider ("OSP"). Compensation for Dial-Around calls is paid by long-distance carriers when consumers access a long-distance carrier directly by dialing an access number, or by dialing an 800 number, or by using a non-billable calling card.

         The principal costs related to ongoing operation of the Company's payphones include telephone line charges, consisting of payments made by the Company to telephone companies and long-distance carriers for access charges and use of their networks; commission payments to Site Providers; and service, repair and maintenance costs.

RESULTS OF DISCONTINUED OPERATIONS

         The following table presents certain items in the combined statements of discontinued operations as a percentage of revenue for the years ended December 31, 1998 and 1999.


STATEMENT OF OPERATIONS DATA:                        1998          1999
                                                     ----          ----
REVENUE:
Coin  revenue............................            72.7%         70.2%
Non-coin revenue.........................            12.0          13.5
Dial-around revenue......................            15.3          16.3
Total Revenue............................             100%          100%

SERVICE COSTS AND EXPENSES:
Telephone line charges...................            26.1%         30.3%
Commissions..............................            17.1          16.3
Total cost of service....................            43.2%         46.6%

Gross margin.............................            56.8%         53.4%
Selling, general and admin. .............            37.1          33.2
Interest.................................             3.4           4.6
Depreciation and amortization............            14.5          13.7
Net income (loss) before income tax
provision................................             1.8%          1.9%

Average phones in service................           3,800         4,500


YEAR ENDED DECEMBER 31, 1999 COMPARED TO YEAR ENDED DECEMBER 31 1998.

         The after tax loss on continuing operations (Advants, Inc. - subsidiary), for the year ended December 31, 1999 was $178,000 compared to a loss of $1,000 in the year ended December 31, 1998. The loss resulted from SG&A spending to develop, fund and begin implementing the Company's stratgey for public internet access terminals.

         The after tax income from discontinued operations for the year ended December 31, 1999 was $161,000 compared to $116,000 in 1998. The Company operated an average of 4,500 payphones during 1999, compared to 3,800 in 1998.

YEAR ENDED DECEMBER 31, 1998 COMPARED TO YEAR ENDED DECEMBER 31 1997.

         The loss on continuing operations for the year ended December 31, 1998 was $1,000. There were no continuing operations in 1997.

         The after tax income from discontinued operations for the year ended December 31, 1998 was $115,000 compared to an after tax loss of $134,000 in 1997. The Company operated 3,800 payphones in 1998 compared to 3,000 in 1997.

SUBSIDIARY ACTIVITIES IN PUBLIC INTERNET ACCESS TERMINALS - ADVANTS, INC.

         During 1998, the Company began test marketing public internet access terminals, which allow a customer to access the internet while away from their home or office computer. Customers have the option of paying the charges, currently $1.00 for 5 minutes, using cash or a credit card. In 1999, the Company engaged consultants to devise a strategy to develop the market more quickly by bringing into the business joint venture partners who might benefit in owning part of a network of public internet terminals. Subsequently, these activities were transferred to a newly formed subsidiary, Advants, Inc., and several consultants were engaged as full-time management employees and senior executives of Advants.

         In November 1999 Advants completed a private placement of common stock raising approximately $500,000 to implement the strategy. Subsequent to the private placement, and the issuance of shares to the initial management team at Advants, Inc., Choicetel's equity position in Advants, Inc. stood at 60%. The Company anticipates providing additional funding in 2000 of approximately $3 million and thereby increasing its equity position to approximately 80%.

SALES TAX CONTINGENCY

         The Company, based on its analysis of the published regulations of the Minnesota Department of Revenue, has not remitted any sales tax payments to the State of Minnesota. In 1996, the Company learned that the opinion of the Department was that calls from payphones were subject to state sales tax. Management is of the view that the payphone service it provides is not subject to sales tax and the Company is challenging the imposition of the tax. Nonetheless, on December 31, 1996, the Company established a reserve of $865,000 for the years prior thereto and has reserved an additional $243,000, $254,000 and $213,500 for the year ended December 31, 1997, 1998 and 1999 respectively.

ENTRY INTO PUERTO RICO PAYPHONE MARKET

During 1998, the Company began researching the Puerto Rico payphone market. It was determined that although the Puerto Rico Regulatory Board (PRRB) had not required the Puerto Rico Telephone Company (PRTC) to provide "competition neutral" service to independent payphone providers at a "cost-based rate", the Company was confident that the Telecom Act would eventually correct this situation. In March 1998, the Company began contracting with local businesses to provide payphone service. In April 1998 the Company received its first payphone lines from the PRTC and installed its first payphones. As of December 31, 1999 the Company had installed 995 payphones.

     In March of 1998, the Company received verbal assurances from the PRTC, that payphone lines would be made available, and the charge would be a flat rate of $50.00 per month per line. However, when actually invoiced the bills included additional charges ranging from $0.13 to $0.26 per call. At that time, the PRTC and the Company agreed that until a final decision was reached on a rate case before the PRRB, the Company would not pay the per call charges. On May 27, 1998 the PRRB ruled on that rate case and instructed the PRTC to reduce the per call charges to between $0.01 and $0.03 per call, depending upon the routing of the call. The PRTC appealed the ruling to the Court of Appeals, which upheld the ruling in December 1998. The PRTC then appealed that ruling to the Puerto Rico Supreme Court, which on January 28, 1999 agreed to hear the case and issued a stay of execution until the court renders a decision on the appeal. During 1998 and 1999 the Company accrued line charges at the rate of $0.06 per call. If the Puerto Rico Supreme Court reverses the Court of Appeals, and reinstates the old rates, then the Company estimates it would have unrecorded liabilities at December 31, 1998, and December 31, 1999 of $45,000 and $430,000 respectively. If the Puerto Rico Supreme Court upholds the Court of Appeals decision, then the Company would have overestimated expenses by $300,000 as of December 31, 1999.

LIQUIDITY AND CAPITAL RESOURCES

         For the year ended December 31, 1998, the Company's operating activites provided $1,763,000, the proceeds from sales of phones and rental agreements were $6,035,000, and the proceeds from issuing stock and collecting subscription receivables generated an additional $160,000. Payments of long-term debt and notes used $4,720,000 and investments in equipment used $1,064,000, resulting in a $2,167,000 increase in cash balances.

In December the Company completed the sale of approximately 2,050 phones located in the Midwest, and received $4.3 million. Proceeds were used to repay bank debt and leasing debt in full, resulting in cash on hand of $2.4 million at year end.

During 1999, the Company sold approximately 1,000 payphones located in the Pacific Northwest. Proceeds of approximately $2.5 million were used to reduce bank debt and to install payphones in Puerto Rico.

ITEM 7.           FINANCIAL STATEMENTS

         The following financial information of the Company is included as follows:

                                                                                                          PAGE
                                                                                                          ----
Report of Independent Auditors...................................................................
Consolidated Financial Statements:
         Consolidated Balance Sheets for Years Ended December 31, 1999 and 1998..................
         Consolidated Statements of Operations for Years Ended December 31, 1999
          and 1998...............................................................................
         Consolidated Statements of Shareholders' Equity for Years Ended December 31, 1999
          and 1998...............................................................................
         Consolidated Statements of Cash Flows for Years Ended December 31, 1999
         and 1998................................................................................
         Notes to Consolidated Financial Statements..............................................

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

DIRECTORS

         The following discussion sets forth certain information concerning the directors of the Company.

         GARY S. KOHLER is a founder of the Company and since its inception in 1989 has served as Chairman of the Board of Directors. Mr. Kohler is a partner and portfolio manager for Whitebox Advisors, which he joined in October 1999. Prior to that he served as a managing director of Second Avenue Capital Management, a money management company, from December 1998 through September 1999. Prior to that he served as President of Kohler Capital Management from October 1997 through November 1998. From July to October 1997, Mr. Kohler was a partner in Tarmachan Holdings, Inc. From 1984 through June 1997, Mr. Kohler was Vice President and Portfolio Manager at Okabena Company. Mr. Kohler serves on the Boards of Destron Fearing, Inc., a publicly traded identification products company, and a number of private companies, including Emerald First Financial, Northwest Mortgage Services, Made in the Shades, Inc., and Health EZ, Inc. Mr. Kohler has an M.B.A. degree from Cornell University and a B.A. degree from the University of Minnesota. Mr. Kohler is the brother of Jack S. Kohler.

      JEFFREY R. PALETZ is a founder of the Company, has been a director since its inception and has been President since 1991, overseeing all operations of the Company. Prior to founding the Company in 1989, Mr. Paletz was employed for 13 years at Sportsman's Guide, a mail order retailer, where he oversaw the computer data operations. Mr. Paletz has a B.S. degree in Business from the University of Minnesota.

      MELVIN GRAF is a founder of the Company, has been a director since its inception and has been Executive Vice President and Secretary since 1991, overseeing all marketing and leasing activities. Mr. Graf served as President of the Company until 1991. Prior to founding the Company in 1989, Mr. Graf was President of Network Travel, a Minneapolis travel agency, for five years. Mr. Graf has a B.S. degree in Business from the University of Minnesota.

         ROBERT A. HEGSTROM became a director of the Company in June 1997. In January 1997, Mr. Hegstrom joined Northwest Services, Inc. as Chairman, President and Chief Executive Officer. Prior to that, he was a private investor for two years and, from October 1979 to January 1995, he was Executive Vice President of Green Tree Financial Corporation. Mr. Hegstrom is also a director of Beacon Bank.

         MICHAEL WIGLEY became a director of the Company in January 1998. Since 1989 Mr. Wigley has been President and Chief Executive Officer of Great Plains Companies, Inc., a diversified holding company. Mr. Wigley has an M.B.A. from Harvard Business School, a M.S. from Stanford University and a B.S. degree from the University of Minnesota. Mr. Wigley serves on the Board of Intelefilm, Inc. and is a regent of Luther College.

         GREG JOHNSON became a director of the Company in March 1999 and since November 1999 has served as CEO of the Company's subsidiary Advants, Inc. Prior to that Mr. Johnson served as President of Global Corporation from 1997 to 1999 and has worked for Global since 1990. Prior to that, Mr. Johnson was President and Chief Financial Officer of Simitar Entertainment, Inc. Mr. Johnson has a B.A. degree from the University of Saint Thomas.

BOARD COMMITTEES AND ACTIONS

      During calendar year 1999, the Board of Directors met 4 times and each director attended all meetings. The Board of Directors has two standing committees, a Compensation Committee and an Audit Committee which were appointed in January, 1998. Each committee met once during 1999.

      The Compensation Committee reviews and make recommendations to the Board of Directors regarding salaries, compensation and benefits of executive officers of the Company and administers the Company's 1997 Long-Term Incentive and Stock Option Plan. The Committee members are Robert A. Hegstrom, Gary S. Kohler and Jeffrey R. Paletz.

      The Audit Committee is responsible for recommending the appointment of a firm of independent public accountants to audit the books and records of the Company and its subsidiaries, reviews the internal and external financial reporting of the Company and the scope of the independent audit. The Committee members are Michael Wigley, Robert A. Hegstrom and Gary S. Kohler.

      The Board of Directors acts as the nominating committee. See "Information Concerning directors and Nominees - Nomination of Directors"

DIRECTOR COMPENSATION

         No cash compensation is paid to the Company's directors. Independent, non-employee directors (Mr. Hegstrom and Mr. Wigley) upon reelection receive an option to purchase $75,000 of Common Stock, valued as of the annual shareholders meeting. The options are pursuant to the Company's 1997 Long-Term Incentive and Stock Option Plan, are exercisable upon grant and have five-year term and an exercise price equal to the fair market value of the Common Stock as of the date of grant. No options will be issued to employee directors for their service as directors.

NOMINATION OF DIRECTORS

      The Board of Directors acts as the nominating committee for selecting the Board's nominees for election as directors. The Board does not intend to consider nominees recommended by shareholders. Directors of the Company are elected annually to serve until the next annual meeting of shareholders or until their successors are duly elected. The Company knows of no arrangements or understandings between a director or nominee and any other person pursuant to which he has been selected as a director or nominee. The only family relationship between any of the nominees, directors or executive officers of the Company is between Gary S. Kohler and Jack S. Kohler, who are brothers.

EXECUTIVE OFFICERS

         The following discussion sets forth information about the executive officers of the Company who are not directors.

         JACK S. KOHLER has been Vice President and Chief Financial Officer of the Company since 1993. Prior to joining the Company, Mr. Kohler was employed for 13 years in various management and accounting positions at Cargill, Inc. Mr. Kohler has a B.S. degree in Accounting from the University of Minnesota. Mr. Kohler is the brother of Gary S. Kohler.

ITEM 10. EXECUTIVE COMPENSATION

         The following table and accompanying footnotes set forth certain summary information, relating to the three years ended December 31, 1997-99, with respect to the Company's Chief Executive Officer.

                                                                                  LONG-TERM
                                                                                 COMPENSATION
                                                ANNUAL COMPENSATION                 AWARDS
                              ------------------------------------------------   ---------------
                                                                                  SECURITIES
NAME AND PRINCIPAL                                               OTHER ANNUAL     UNDERLYING          ALL OTHER
    POSITION                  YEAR        SALARY($)  BONUS($)   COMPENSATION($)  OPTIONS/SARS(#)    COMPENSATIONS
----------------------        -------------------------------------------------  ---------------   ---------------
Jeffrey R. Paletz,            1999        $108,375   $      0       ------           ------             ------
President                     1998          86,398          0       ------           ------             ------
                              1997          77,350     15,476       ------           ------             ------


AGREEMENTS WITH EXECUTIVES

         At December 31, 1999 the Company had employment agreements with Jeffrey
R. Paletz, Melvin Graf and Jack S. Kohler. The agreements provide for an annual base salary and the right to receive additional compensation in the form of salary, bonus and other benefits as the Board of Directors shall determines in its sole discretion. The agreements prohibit each officer from competing against the Company for a period of one year after employment ceases and from communicating with a Site Provider until six months following expiration of the Site Agreement. In the event of termination of the officer's employment, except a termination for cause, the terminated officer is entitled to receive full compensation and benefits for a six-month period.

         In light of the Company's efforts to dispose of its payphone assets, the Company has determined to not renew its employment agreements beyond April 15, 2000.

BONUS PROGRAMS

         In 1997, the Company implemented its Incentive Compensation Plan to provide an opportunity for executive officers and other Company employees to receive a bonus based on individual and Company performance. Under this program no bonuses were granted or paid in 1999.

         In 1999, the Board of Directors authorized potential bonuses to senior management to be triggered by the completion of the sale of assets. Under this plan no bonuses were granted or paid in 1999.

         The bonus opportunity for other Company employees is discretionary and not subject to specific criteria.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth information as of December 31, 1999, regarding the beneficial ownership of shares of Common Stock of the Company by each director and executive officer of the Company, by all directors and executive officers of the Company as a group, and by each shareholder known by the Company to own beneficially more than five percent (5%) of the outstanding shares of the Company's Common Stock. Unless otherwise noted, each person or group identified possesses sole voting and investment power with respect to such shares.

                                                                NUMBER OF SHARES                  PERCENT OF
NAME AND ADDRESS OF BENEFICIAL OWNER                         BENEFICIALLY OWNED (1)         OUTSTANDING SHARES (2)
------------------------------------                       --------------------------     -------------------------
                                                                             170,000                           5.8%



Perkins Capital Management, Inc. (3)
730 East Lake Street
Wayzata, MN 55391-1769

DIRECTORS, NOMINEES AND EXECUTIVE OFFICERS:

Gary S. Kohler (4)(6)................................                      1,032,784                          35.3%

Jeffrey  R. Paletz...................................                        347,358                          11.9%

Melvin  Graf  (5)....................................                        213,334                           7.3%

Jack S. Kohler (6)(7)................................                        347,500                          11.6%

Robert A. Hegstrom(8)................................                         60,294                           2.0%

Michael Wigley(8)....................................                         65,294                           2.2%

Greg  Johnson........................................                         ------                           ----

All directors, nominees and executive officers as a
group (7 persons)                                                          1,866,564                          60.1%

(1) Each person has sole voting power and sole dispositive power with respect to all outstanding shares, except as otherwise noted or disclosed by the beneficial owners in the Schedule 13G filing described at footnote 3 below.

(2) Based on 2,926,906 shares outstanding at March 21, 2000. Such amount does not include 264,588 shares of common stock issuable upon exercise of stock options. Each figure showing the percentage of outstanding shares owned beneficially has been calculated by treating as outstanding and owned the shares which could be purchased by the indicated person(s) within 60 days upon the exercise of existing stock options or warrants.

(3) Reflects information included on Schedule 13G dated February 2, 2000 filed with the Securities and Exchange Commission.

(4) Includes 40,000 shares held by Gary S. Kohler as custodian for the benefit of his children. Mr. Kohler disclaims beneficial ownership of such shares.

(5) Included 13,334 shares held by Mr. Graf's spouse. Mr. Graf disclaims beneficial ownership of such shares.

(6) Includes 200,000 shares currently owned by Gary S. Kohler, who has granted Jack S. Kohler an option to purchase such shares.

(7)      Includes options to acquire 70,000 shares from the Company.

(8)      Includes options to acquire 55,294 shares from the Company.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         The Company's directors, executive officers and any persons holding more than 10% of the outstanding Common Stock of the Company are required to file with the Securities and Exchange Commission reports concerning their initial ownership of Common Stock and any subsequent changes in such ownership. The Company believes that during 1997 the filing requirements were satisfied on a timely basis by all such persons. In making this disclosure, the Company has relied solely on written representations of its directors, officers and beneficial owners of more than 10% of the Common Stock and copies of the reports they have filed with the Securities and Exchange Commission and furnished to the Company.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      The information concerning certain relationships and related transaction is set forth in the Proxy Statement under the heading "Certain Transactions", which information is incorporated herein by reference. The Company has an arrangement with Gary S. Kohler, the Company's Chairman of the Board, pursuant to which Mr. Kohler advises the Company's management on an as-needed basis. The consulting fees paid to Mr. Kohler for rendering this service for the year ended December 31, 1999, totaled $28,800.

                                     PART IV

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      EXHIBITS.  SEE "EXHIBIT INDEX" ON PAGE FOLLOWING SIGNATURES.

(b)      REPORTS ON FORM 8-K

         The Company filed reports on Form 8-K on November 15, 1999 reporting the Company's financial results for the third quarter ended September 30, 1999 and reporting the sale of its Midwest assets. On December 23, 1999 the Company reported the sale of its Pennsylvania assets.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                 CHOICETEL COMMUNICATIONS, INC.

                                                 Date: March 30, 2000
                                                 By /s/ Gary S. Kohler
                                                        --------------
                                                        Gary S. Kohler

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


SIGNATURE                                           TITLE                                 DATE

/s/ Gary S. Kohler                                  Director                              March 30, 1999
------------------------------------------------
      Gary S. Kohler


/s/ Jeffrey R. Paletz                               President and Director                March 30, 1999
------------------------------------------------
      Jeffrey R. Paletz


/s/ Melvin Graf                                     Executive Vice President and          March 30, 1999
------------------------------------------------    Director
     Melvin Graf


/s/ Jack S. Kohler                                  Vice President and Chief Financial    March 30, 1999
------------------------------------------------    Officer
      Jack S. Kohler

/s/ Dustin Elder                                    Vice President                        March 30, 1999
------------------------------------------------
     Dustin Elder


/s/ Robert A. Hegstrom                              Director                              March 30, 1999
------------------------------------------------
      Robert A. Hegstrom

/s/ Michael Wigley                                  Director                              March 30, 1999
------------------------------------------------
      Michael Wigley

                          INDEPENDENT AUDITORS' REPORT

Board of Directors
ChoiceTel Communications, Inc.
Minneapolis, Minnesota

We have audited the accompanying consolidated balance sheets of ChoiceTel Communications, Inc. and Subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of operations, shareholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of ChoiceTel Communications, Inc. and Subsidiaries as of December 31, 1999 and 1998, and the consolidated results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles.




/s/ Schechter Dokken Kanter Andrews & Selcer Ltd

Minneapolis, Minnesota
March 23, 2000

                                                                  CONSOLIDATED
CHOICETEL COMMUNICATIONS, INC.                                  BALANCE SHEETS
AND SUBSIDIARIES                                                   DECEMBER 31
------------------------------------------------------------------------------


                                                                                            1999                1998
                                                                                     ----------------      ---------------
ASSETS:
    Current assets:
       Cash and cash equivalents                                                     $      2,323,344      $       155,907
       Receivables                                                                          1,241,952              932,905
       Prepaid and other assets                                                               319,492              309,301
       Deferred taxes                                                                         302,000               57,000
                                                                                     ----------------      ---------------

          Total current assets                                                              4,186,788            1,455,113

    Property and equipment, net                                                               113,302               37,628

    Net assets of discontinued operations                                                   4,849,926           12,162,767

    Deferred financing, net of accumulated
      amortization of $3,000 in 1998                                                                                27,000
                                                                                     ----------------      ---------------

                                                                                     $      9,150,016      $    13,682,508
                                                                                     ================      ===============


LIABILITIES AND SHAREHOLDERS' EQUITY:
    Current liabilities:
       Checks outstanding in excess of bank balance                                                        $        74,604
       Notes payable                                                                 $        350,000              350,000
       Current portion of long-term debt                                                      383,190            1,222,559
       Accounts payable                                                                       157,808              238,944
       Accrued expenses                                                                     1,835,251            1,918,550
       Income tax payable                                                                     221,000
                                                                                     ----------------      ---------------

          Total current liabilities                                                         2,947,249            3,804,657

    Long-term liabilities, net of current portion                                               4,285            3,891,732

    Minority interest                                                                          23,611

    Shareholders' equity                                                                    6,174,871            5,986,119
                                                                                     ----------------      ---------------

                                                                                     $      9,150,016      $    13,682,508
                                                                                     ================      ===============

                 See notes to consolidated financial statements.

                                                                  CONSOLIDATED
CHOICETEL COMMUNICATIONS, INC.                        STATEMENTS OF OPERATIONS
AND SUBSIDIARIES                                       YEARS ENDED DECEMBER 31
------------------------------------------------------------------------------

                                                                                            1999                1998
                                                                                     ----------------      ---------------
Service revenue                                                                      $          5,031      $           106
Cost of service                                                                                 9,940                1,350
                                                                                     ----------------      ---------------

Gross margin                                                                                   (4,909)              (1,244)

Selling, general and administrative expenses                                                  292,235
                                                                                     ----------------      ---------------
Loss from continuing operations before income tax benefit                                    (297,144)              (1,244)

Provision for income tax benefit                                                               66,000
                                                                                     ----------------      ---------------
Loss from continuing operations before minority interest                                     (231,144)              (1,244)

Minority interest                                                                              53,338
                                                                                     ----------------      ---------------
Loss from continuing operations                                                              (177,806)              (1,244)

Income from discontinued operations (net of income
  tax expense of $42,000 and $95,000 for 1999 and
  1998, respectively)                                                                         160,890              116,312
                                                                                     ----------------      ---------------

Net income (loss)                                                                    $        (16,916)     $       115,068
                                                                                     ================      ===============

Earnings (loss) per share:
    Continuing operations, basic and diluted                                         $          (0.06)     $        (0.00)
                                                                                     ================      ==============

    Discontinued operations, basic and diluted                                       $           0.05      $          0.04
                                                                                     ================      ===============

    Net income (loss), basic and diluted                                             $          (0.01)     $          0.04
                                                                                     ================      ===============

Weighted average number of shares outstanding:
    Basic                                                                            $      2,915,528      $   2,915,006
                                                                                     ================      ===============

    Diluted                                                                          $      2,925,776      $   2,916,457
                                                                                     ================      =============

                 See notes to consolidated financial statements.

CHOICETEL COMMUNICATIONS, INC.
AND SUBSIDIARIES
------------------------------------------------------------------------------

                                                                                                   15,000,000 shares
                                                                                                 authorized, $.01 par
                                                                                             -------------------------------
                                                                                                  Shares           Amount
                                                                                             ---------------  --------------
Balance, January 1, 1998                                                                        2,915,006     $     29,150

Issuance of stock warrants for services

Issuance of stock options for services

Collection of subscription receivable

Net income
                                                                                           ---------------  --------------

Balance, December 31, 1998                                                                      2,915,006           29,150

Issuance of minority shares of subsidiary

Issuance of stock options for services

Issuance of common stock                                                                           11,900              119

Collection of subscription receivable

Net loss
                                                                                          ---------------   --------------

Balance, December 31, 1999                                                                      2,926,906   $       29,269
                                                                                          ===============   ==============


                 See notes to consolidated financial statements.

                                                       CONSOLIDATED STATEMENTS
                                                       OF SHAREHOLDERS' EQUITY
                                        YEARS ENDED DECEMBER 31, 1999 AND 1998
------------------------------------------------------------------------------

             Additional
               paid-in                Accumulated           Subscriptions
               capital                  deficit              receivable                 Total
--------------------------      -----------------       -------------------      ------------------

         $       5,956,680      $        (134,171)      $           (18,581)     $        5,833,078

                     9,000                                                                    9,000

                    20,392                                                                   20,392

                                                                      8,581                   8,581

                                          115,068                                           115,068
--------------------------      -----------------       -------------------      ------------------

                 5,986,072                (19,103)                  (10,000)              5,986,119

                    73,050                                                                   73,050

                    99,562                                                                   99,562

                    22,937                                                                   23,056

                                                                     10,000                  10,000

                                          (16,916)                                          (16,916)
--------------------------      -----------------       -------------------      ------------------

         $       6,181,621      $         (36,019)      $                 0      $        6,174,871
==========================      =================       ===================      ==================

                                                                  CONSOLIDATED
CHOICETEL COMMUNICATIONS, INC.                        STATEMENTS OF CASH FLOWS
AND SUBSIDIARIES                                       YEARS ENDED DECEMBER 31
------------------------------------------------------------------------------

                                                                                            1999                1998
                                                                                     ----------------      ---------------
Cash flows from operating activities:
    Net income (loss)                                                                $        (16,916)     $       115,068
    Adjustments to reconcile net income (loss)to net
      cash provided by operating activities:
       Deferred taxes                                                                        (245,000)              95,000
       Depreciation                                                                           873,911              893,129
       Amortization                                                                           510,214              423,922
       Stock based compensation issued                                                        122,618               29,392
       Minority interest loss                                                                 (53,338)
       Loss on disposal                                                                       (14,621)
    Changes in operating assets and liabilities:
       Coin in phone                                                                          108,877              (61,106)
       Receivables                                                                            162,898             (505,481)
       Prepaid expenses                                                                       241,107              (93,513)
       Checks outstanding in excess of bank balance                                           (74,604)             (64,635)
       Accounts payable                                                                       (81,136)             190,944
       Accrued expenses                                                                         7,953              223,663
       Income tax payable                                                                     221,000
                                                                                     ----------------      ---------------

    Net cash provided by operating activities                                               1,762,963            1,246,383
                                                                                     ----------------      ---------------

Cash flows from investing activities:
    Purchase of:
       Equipment                                                                           (1,063,710)          (1,116,263)
       Rental contracts                                                                                           (296,506)
    Redemption of short-term investments                                                                         1,151,215
    Payments for acquisitions                                                                                     (205,987)
    Proceeds from sale of equipment and rental contracts                                    6,035,000
                                                                                     ----------------      ---------------

    Net cash provided by (used in) investing activities                                     4,971,290             (467,541)
                                                                                     ----------------      ---------------

Cash flows from financing activities:
    Proceeds from issuance of common stock in subsidiary                                      150,000
    Collection of subscription receivable                                                      10,000                8,581
    Principal payments on long-term debt                                                   (4,726,816)          (1,148,995)
    Increase in notes payable                                                                                      350,000
    Loan origination fees                                                                                          (30,000)
                                                                                     ----------------      ---------------

    Net cash used in financing activities                                                  (4,566,816)            (820,414)
                                                                                     ----------------      ---------------

                 See notes to consolidated financial statements.

                                                                  CONSOLIDATED
CHOICETEL COMMUNICATIONS, INC.                        STATEMENTS OF CASH FLOWS
AND SUBSIDIARIES                                       YEARS ENDED DECEMBER 31
------------------------------------------------------------------------------

                                                                                            1999                1998
                                                                                     ----------------      ---------------
Net increase (decrease) in cash
  and cash equivalents                                                               $      2,167,437      $       (41,572)

Cash and cash equivalents, beginning                                                          155,907              197,479
                                                                                     ----------------      ---------------

Cash and cash equivalents, ending                                                    $      2,323,344      $       155,907
                                                                                     ================      ===============

Supplemental disclosure of cash flow information:
    Cash paid for interest                                                           $        509,060      $       340,012
                                                                                     ================      ===============


Supplemental cash flows information:

    Details of acquisition:

       Fair value of assets                                                                                $     4,005,987

       Issuance of note                                                                                          3,800,000
                                                                                                           ---------------
       Cash paid for assets                                                                                $       205,987
                                                                                                           ===============

Non cash investing activities:
    Receivable from sale of assets                                                   $        365,810
                                                                                     ================


                 See notes to consolidated financial statements.

                                                           NOTES TO CONSOLIDATED
                                                            FINANCIAL STATEMENTS
CHOICETEL COMMUNICATIONS, INC.                                       YEARS ENDED
AND SUBSIDIARIES                                      DECEMBER 31, 1999 AND 1998
--------------------------------------------------------------------------------

1.    Nature of business and discontinued operations:
-------------------------------------------------------------------------------

Nature of business:
      ChoiceTel Communications, Inc., and Subsidiaries (the Company) includes a wholly owned subsidiary, ChoiceTel, Inc., and a 60% owned subsidiary, Advants, Inc. (formerly Public Internet Access Holdings Corporation). The Company was in the business of providing pay phone services in several states and Puerto Rico. In December 1999 pursuant to a shareholders' meeting, the Company decided to sell its pay phone operations. The Company is currently focusing on Advants, Inc., (Advants) which is operating and rapidly expanding a network of public internet access terminals (kiosks). As part of this strategy, Advants raised additional equity outside of ChoiceTel Communications, Inc., through a private placement memorandum to fund this expansion.

Discontinued operations:
      The Company decided to discontinue its pay phone operations in December 1999 (measurement date). The Company has estimated it will realize an overall gain on the disposal of discontinued operations and accordingly, has not recorded a loss from the measurement date. In 1999, the Company sold all of its phones in two territories (the Northwest and Midwest) in separate transactions totaling approximately $6.4 million. The Northwest sale occurred prior to the measurement date and a gain of approximately $32,000 is included in income from discontinued operations in 1999. Additionally, the Company entered into an agreement with the Midwest purchaser to sell 100% of the outstanding stock of ChoiceTel, Inc., the Company's Local Exchange Carrier (LEC) subsidiary, for $100,000 subject to approval by the public utilities commission. The Midwest purchaser has also agreed to have 100 kiosks installed by January 21, 2000 for an additional $400,000. The $400,000 price on the kiosks will be decreased by $4,000 times the number of kiosks not installed by that date. In March 2000, the Company sold its operations in the Eastern United States for approximately $2,000,000.

The results of discontinued operations are follows:

                              1999               1998
                         ---------------  ----------------
Revenue                  $    10,376,055  $      9,344,140
Cost of service                4,885,419         4,230,661
                         ---------------  ----------------
Gross margin                   5,490,636         5,113,479
Selling, general and
  administrative               4,811,306         4,563,469
Interest expense                 476,440           338,698
                         ---------------  ----------------
Income before taxes              202,890           211,312
Income taxes                      42,000            95,000
                         ---------------  ----------------
Income from discon-
  tinued operations      $       160,890  $        116,312
                         ===============  ================

The net assets of the discontinued operations consist of the following as of December 31:

                                 1999           1998
                           --------------  ---------------
Cash                       $       98,455  $       207,332
Accounts receivable                41,753          147,889
Prepaid expenses                  176,960          428,257
Property and
  equipment, net                2,828,458        6,298,773
Rental contracts, net           2,150,527        5,501,771
Deferred loss                      66,280
Accrued expenses                 (512,507)        (421,255)
                           --------------  ---------------
                           $    4,849,926  $    12,162,767
                           ==============  ===============

The 1998 financial statements have been reclassified for the discontinued operations.

2. Summary of significant accounting policies:

Principles of consolidation:
      The consolidated financial statements for 1999 and 1998 include the accounts of ChoiceTel Communications, Inc. and its wholly owned subsidiary,

                                                           NOTES TO CONSOLIDATED
                                                            FINANCIAL STATEMENTS
CHOICETEL COMMUNICATIONS, INC.                                       YEARS ENDED
AND SUBSIDIARIES                                      DECEMBER 31, 1999 AND 1998
--------------------------------------------------------------------------------
2. Summary of significant accounting policies (continued):
-------------------------------------------------------------------------------
      ChoiceTel, Inc. and its 60% owned subsidiary, Advants, Inc. All material intercompany balances have been eliminated.

Concentration of credit risk:
      The Company maintains its cash in bank deposit accounts at financial institutions where balances, at times, may exceed federally insured limits. It is management's opinion that the risk of loss is minimal.

Property and equipment and depreciation methods:
      Property and equipment is recorded at cost. Depreciation is being provided by the straight-line method over the estimated useful lives, principally, seven years, of the related assets.

Capitalization of computer software development costs:
      The company capitalizes certain costs incurred in the development of software, including external direct material and service costs, once technical feasibility is reached.

Deferred financing:
      Deferred financing costs were being amortized over the life of the related notes on a straight-line basis. The related note was paid off during 1999.

Income taxes:
      Income taxes are provided for the tax effects of transactions reported in the financial statements and consist of taxes currently due plus deferred taxes. Deferred taxes are recognized from differences between the tax basis of assets and liabilities and their reported amounts in the financial statements. The deferred tax assets and liabilities represent the future tax expense of those differences.

      The Companies file a consolidated tax return that includes ChoiceTel Communications, Inc. and ChoiceTel, Inc. Advants, Inc. files a separate tax return.

Stock-based compensation:
      The Company accounts for its stock options in accordance with the provisions of Accounting Principles Board Opinion No. 25 (APB No. 25), ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES, and related interpretations. As such, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. The Company has also adopted SFAS No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION (SFAS No. 123), which permits entities to recognize the expense over the vesting period the fair value of all stock-based awards on the date of grant. Alternatively, SFAS No. 123 allows entities to continue to apply the provisions of APB No. 25 and provide pro forma net income disclosures for employee stock option grants as if the fair-value based method defined in SFAS No. 123 had been applied. The Company has elected to continue to apply the provisions of APB No. 25 and provide the pro forma disclosure provisions of SFAS No. 123.

Earnings per share:
      The Company adopted SFAS Statement No. 128, EARNINGS PER SHARE. Basic earnings per common share are based on the weighted average number of common shares outstanding in each year. Diluted earnings per common share assume that outstanding common shares were increased by shares issuable upon exercise of stock options and warrants for which market price exceeds exercise price, less shares

                                                           NOTES TO CONSOLIDATED
                                                            FINANCIAL STATEMENTS
CHOICETEL COMMUNICATIONS, INC.                                       YEARS ENDED
AND SUBSIDIARIES                                      DECEMBER 31, 1999 AND 1998
--------------------------------------------------------------------------------
2. Nature of business and summary of significant accounting policies
(continued):
--------------------------------------------------------------------

      which could have been purchased by the Company with related proceeds. This calculation added 10,248 and 1,451 shares to the diluted weighted average shares outstanding for 1999 and 1998, respectively.

       Stock options and warrants of 1,226,000 and 1,225,000, for December 31, 1999 and 1998, respectively, were not used in the calculation of diluted earnings per share because they were antidilutive.

Cash equivalents:
      The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

Use of estimates:
      The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, the actual amounts could differ from those estimates. Any adjustments applied to estimated amounts are recognized in the year in which such adjustments are determined. Estimates that are susceptible to significant change are disclosed in notes 1 and 7.

3.    Acquisition:
-------------------------------------------------------------------------------
      On June 30, 1998, the Company purchased a route of pay phones in Philadelphia, Pennsylvania along with the trade name Jay Telephone Vending from Edward Steven Corporation and Drake Telephone Company. The total cost for the acquired assets was $4,005,987, and was financed by the bank with a $3,800,000 note payable. An additional amount, up to $500,000, was due based upon the performance of acquired phones during the twelve months ending June 30, 1999. No further amounts were due based upon the performance.

4. Property and equipment:
-------------------------------------------------------------------------------

                               1999              1998
                          --------------   ---------------
Office equipment          $       20,658
Kiosks                            54,682   $        40,212
Accumulated
  depreciation                   (10,738)           (2,584)
                          --------------   ---------------
                                  64,602            37,628
In process software               48,700
                          --------------   ---------------
                          $      113,302   $        37,628
                          ==============   ===============

                                                           NOTES TO CONSOLIDATED
                                                            FINANCIAL STATEMENTS
CHOICETEL COMMUNICATIONS, INC.                                       YEARS ENDED
AND SUBSIDIARIES                                      DECEMBER 31, 1999 AND 1998
--------------------------------------------------------------------------------

5. Note payable:
---------------------------------------------

                                                                                              1999                1998
                                                                                        ----------------    ---------------

Note payable, Computer Assisted Technology, Inc. (CAT), interest only at 8.5%
through February 7, 1998, at which time the principal is due. Convertible to shares of common stock at $6.75 plus adjustment based on IPO price of stock. The
note has not been settled due to a dispute between the Company and CAT.  See Note 7.    $        350,000    $       350,000
                                                                                        ================    ===============

6. Long-term debt:
---------------------------------------------

                                                                                              1999                1998
                                                                                        ----------------    ---------------

Note payable, bank, due in increasing monthly principal installments starting at
$50,667, increasing up to $70,000 at July 2002 plus interest at a floating rate
through June 2003. The interest rate at December 31, 1998 was 8.75%. (A) (B) (C)                            $     3,495,998

Note payable, bank, revolving credit facility up to $1,000,000, due in increasing monthly principal installments beginning October 1999 determined as a percent of the amount outstanding on September 30, 1999. Installments are due beginning October 1999 through June 2003,
plus interest at a floating rate. (B) (C)                                                                           350,000

Note payable, Telco, due in monthly installments of $21,342 including interest at 10% through July 2001, secured by equipment, subordinated
to notes payable, bank, paid off in January 2000.                                       $        378,061            564,874

Note payable, Telecapital, due in monthly installments of $4,452 including interest at 14.5% through April 2002, secured by
equipment. (C)                                                                                                      138,159

Capital leases, interest at 9.5%. (C)                                                                               551,156

Notes payable, vehicles, due in monthly installments of $480 including
interest at 8.95% through December 2001.                                                           9,414             14,104
                                                                                        ----------------    ---------------
                                                                                                 387,475          5,114,291
Less current portion                                                                             383,190          1,222,559
                                                                                        ----------------    ---------------

                                                                                        $          4,285    $     3,891,732
                                                                                        ================    ===============

                                                           NOTES TO CONSOLIDATED
                                                            FINANCIAL STATEMENTS
CHOICETEL COMMUNICATIONS, INC.                                       YEARS ENDED
AND SUBSIDIARIES                                      DECEMBER 31, 1999 AND 1998
--------------------------------------------------------------------------------

6.    Long-term debt (continued):
--------------------------------------------------------------------------------

Future maturities of long-term debt are as follows:

      Year ending December 31,                Amount
      ------------------------                ------
                    2000                  $     383,190
                    2001                          4,285
                                          -------------
                                          $     387,475
                                          =============

(A) This note includes some mandatory prepayments based on cash flow and penalties for other prepayments.

(B) These notes are secured by receivables, equipment, deposit accounts and an insurance policy and are partially guaranteed by certain officers. The Company is required to maintain certain financial ratios and the notes have certain other restrictive covenants regarding transactions of the Company.

(C) Note paid off during 1999.

7. Commitments and contingencies:
--------------------------------------------------------------------------------

Phone locations:
      The Company rents phone locations from merchants and property owners under varying lease terms, usually ten years, generally cancelable by the Company upon 30 days notice.

Consulting agreement:
      The Company paid a director/shareholder $28,800 and $34,800 for certain consulting services in 1999 and 1998, respectively.

Leases:
      The Company leases its offices in Minnesota and Puerto Rico under operating leases expiring in May 2000. The Company also leases office space in Pennsylvania on a month-to-month basis. The leases have renewal options and require the Company to pay certain common area costs and real estate taxes. Rent expense under the leases was $129,641 and $101,737 for the years ended December 31, 1999 and 1998, respectively.

      The Company has a sublease agreement to receive a prorated portion of the future rent applicable to the Minnesota location for approximately $14,000.

      The future minimum lease payment is $26,795 for the year ending December 31, 2000.

Contingencies:
    Sales tax:
      The Minnesota Department of Revenue has asserted sales taxes are due on telephone receipts. The Company does not agree with this assessment and has appealed it to the Minnesota Tax Court. Total assessments including taxes, penalties and interest are estimated to be $2.1 million. The Company has accrued $1,549,685 at December 31, 1999 and $1,367,732, at December 31, 1998 related to this contingency.

Puerto Rico line charges:
    In March 1998, the Company received verbal assurances from the Puerto Rican Telephone Company (PRTC) that pay phone lines would be made available and the charge would be a flat rate of $50.00 per month per line. However, when phone bills were received in the Company's offices, they included additional charges ranging from $0.13 to $0.26 per call. At that time, the PRTC and the Company agreed that until a final decision was reached on a rate case

                                                           NOTES TO CONSOLIDATED
                                                            FINANCIAL STATEMENTS
CHOICETEL COMMUNICATIONS, INC.                                       YEARS ENDED
AND SUBSIDIARIES                                      DECEMBER 31, 1999 AND 1998
--------------------------------------------------------------------------------

7.    Commitments and contingencies (continued):
--------------------------------------------------------------------------------
    before the Puerto Rican Regulatory Board (PRRB), the Company would not pay the per call charges. On May 27, 1998 the PRRB ruled on that rate case and instructed the PRTC to reduce the per call charges to between $.01 and $.03 per call, depending upon the routing of the call. The PRTC appealed the ruling to the Court of Appeals, which upheld the ruling. PRTC has since appealed the ruling to the Puerto Rico Supreme Court, which has agreed to hear the case and has issued a stay of execution until the court renders a decision on the appeal. From April through September 1998, the Company accrued unpaid line charges at the rate of $0.15 per call. In October 1998, the Company reduced the rate it was accruing line charges to $0.06 per call based upon progress of this case. Since January 1, 1999, the Company has paid the PRTC $0.03 per call and is continuing to accrue $0.06 per call. The Company has accrued $356,000 at December 31, 1999 and $57,000 at
    December 31, 1998 related to this matter.

Dial around Compensation:
      The Company receives compensation for dial around activity related to its pay phones. The rates are set by the Federal Committees Commission and are subject to change both prospectively and retroactively. The financial statements include a provision for $80,000 as an estimated liability for amounts that may require repayment.

Computer Assisted Technologies (CAT):
      The Company's 1999 and 1998 financial statements included the following amounts related to a 1997 purchase from CAT of a route of pay telephones:

         Prepaid expenses            $       302,142
         Accrued expenses                    (93,121)
         Note payable                       (350,000)
                                     ---------------
         Net liability               $      (140,979)
                                     ===============

      The purchase agreement includes some contingent payments with which the Company and CAT have a disagreement. As a result, the above have not been settled. In December 1999, a principal of CAT filed a suit against the Company alleging that CAT is entitled to additional shares and cash. The outcome of this contingency is not known and no further amounts have been recorded in the financial statements.

                                                           NOTES TO CONSOLIDATED
                                                            FINANCIAL STATEMENTS
CHOICETEL COMMUNICATIONS, INC.                                       YEARS ENDED
AND SUBSIDIARIES                                      DECEMBER 31, 1999 AND 1998

8. Stock options and warrants:
-----------------------------------------------

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

Utilizing the Black Scholes option pricing model, the Company determined that the fair value of options granted during 1998 would not have affected net income
(loss) or income (loss) per share as reported, and accordingly, the Company has not provided pro forma income and earnings per share information.

In 1999, the proforma effects of options issued to employees are as follows:

                                                        As reported               Proforma
                                                   ---------------------   --------------------
                  Net income (loss)                $            (16,916)   $            (93,728)
                                                   =====================   ====================

                  Earnings per share               $              (0.01)   $              (0.03)
                                                   ====================    =======================

Assumptions used to estimate the fair value of employee options issued in 1999 using the Black Scholes model are as follows:

                  Risk free interest rate           5.85%
                  Estimated life                   2 years
                  Estimated volatility               140%
                  Estimated dividends                  0%

Information with respect to options outstanding as of December 31 is summarized as follows:

                                                           1999                                     1998
                                           -------------------------------------     -------------------------------------
                                                                    WEIGHTED-                               Weighted-
                                                                     AVERAGE                                 Average
                                                                    EXERCISE                                Exercise
                                                SHARES                PRICE             Shares                Price
                                           ---------------        ------------       -------------         --------------
Outstanding at beginning of year                   130,000        $       4.34             122,500         $         3.37
Granted                                            136,666                2.25              70,000                   4.06
Exercised
Forfeited                                           14,000                3.62              62,500                   2.00
                                           ---------------                           -------------

Outstanding at end of year                         252,666        $       3.21             130,000         $         4.34
                                           ===============        ============       =============         ==============

Range of exercise prices of options
  outstanding at December 31                 $2.25 - $6.75                          $3.38 to $6.75

Options exercisable at year end                    245,999                                  80,000

Weighted average remaining life                  2.9 YEARS                               3.4 years

                                                           NOTES TO CONSOLIDATED
                                                            FINANCIAL STATEMENTS
CHOICETEL COMMUNICATIONS, INC.                                       YEARS ENDED
AND SUBSIDIARIES                                      DECEMBER 31, 1999 AND 1998

8.    Stock options and warrants (continued):
--------------------------------------------------------------------------------

During 1998 the Company issued 150,000 warrants to purchase at any time one share of common stock; 50,000 of the warrants have an exercise price of $5.00 expiring August 2000, and 50,000 of the warrants have an exercise price of $6.00 expiring in August 2001. The remaining 50,000 have an exercise price of $7.00 expiring in August 2002.

At December 31, the Company has outstanding the following warrants:

                                               Weighted
                                               average
                                               exercise
                      1999          1998         price
                  ------------  -----------  -------------
Issued as part
  of units in
  public offering      800,000      800,000    $    9.50

Granted to
  underwriter
  in public
  offering             160,000      160,000         8.95

Granted to
  investment
  relations
  company              150,000      150,000         6.00
                  ------------  -----------
Outstanding
  at end
  of year            1,110,000    1,110,000    $    9.40
                     =========  ===========    =========
Warrants
  exercisable
  at year end        1,110,000    1,110,000

Weighted
  average
  remaining
  life             2.8 YEARS     3.8 years


9. Income taxes:
--------------------------------------------------------------------------------

A reconciliation between the statutory federal and state income tax to the Company's effective tax benefit rate is as follows:

                                 1999
                            --------------
Provisions calculated
   At statutory rates:
    Deferred:

         Federal            $    (101,000)
         State                    (18,000)
                            --------------
                                 (119,000)

    Valuation
      allowance                    53,000
                            --------------
                            $     (66,000)
                            ==============

                                                           NOTES TO CONSOLIDATED
                                                            FINANCIAL STATEMENTS
CHOICETEL COMMUNICATIONS, INC.                                       YEARS ENDED
AND SUBSIDIARIES                                      DECEMBER 31, 1999 AND 1998
--------------------------------------------------------------------------------
9.    Income taxes (continued):
--------------------------------------------------------------------------------

The deferred tax asset and deferred tax liability consist of the following at December 31:

                                 1999             1998
                            -------------   --------------
Deferred tax asset
  (liability):
    Sales tax
      contingency           $     620,000   $      545,000
    Accrued expenses               27,000           25,000
    Accrued dial-around
      compensation                 32,000          140,000
    Depreciation                 (395,000)        (839,000)
    Amortization                   45,000           31,000
    Net operating loss
      carryforward                 53,000          155,000
    Deferred loss on
      disposal                    (27,000)
                            -------------   --------------
                                  355,000           57,000
Valuation allowance               (53,000)
                            -------------   --------------
                            $     302,000   $       57,000
                            =============   ==============

Advants, Inc. has federal and state net operation loss carryforwards of $133,000 expiring in 2014.

Utilization of the deferred tax asset of $302,000 disclosed above is dependent on future taxable profits in excess of profits arising from existing taxable temporary differences. Assets have been recognized based on management's estimate of future taxable income which includes a valuation allowance related to Advants, Inc., which has no operating history to determine future use of the net operating loss carryforward.

10. Financial instruments:
--------------------------------------------------------------------------------
The Company's financial instruments recorded on the balance sheet include cash, accounts receivable, notes and accounts payable and debt. Because of their short maturity, the carrying amount of cash, accounts receivable and notes and accounts payable approximates fair value. Fair value of long-term debt approximates recorded value based on rates available to the Company for similar terms and maturities.

                       SECURITIES AND EXCHANGE COMMISSION

                                 WASHINGTON D.C.

                          EXHIBIT INDEX TO FORM 10-KSB

                                       OF

                         CHOICETEL COMMUNICATIONS, INC.


                   For the Fiscal Year Ended December 31, 1999

                        Commission File Number: 0-230 17

       EXHIBIT
         NO.      DESCRIPTION
       -------    -----------
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

         10.22    Agreement for Sale and Purchase of Business Assets with Edward
                  Steven Corporation and Drake Telephone Company, dated May 7,
                  1998

         10.23    Credit Agreement with Norwest Bank Minnesota, dated as of June
                  30, 1998

         10.24    First Amendment to the Credit Agreement with Norwest Bank
                  Minnesota, dated as of December 16, 1998

         10.25    Agreement for Sale and Purchase of Business Assets with Alpha
                  Telcom Inc., dated February 16, 1999. **

         10.26    Agreement for Sale and Purchase of Business Assets with Access
                  Anywhere, LLC, dated November 15, 1999**

         21       Subsidiary of ChoiceTel Communications, Inc. **

         24       Power of Attorney (included on the signature page of this Form
                  10-KSB)

                  -------------
                  * Management contract or compensatory plan or arrangement. ** Filed herewith.