Form 10QSB
period 2000-03-31
CHOICETEL COMMUNICATIONS INC /MN/
filed 2000-05-15
CIK 1031927

                                   FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000

COMMISSION FILE NUMBER 0-230 17

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

AS OF DATE OF FILING, THE COMPANY HAS 3,545,699 SHARES OUTSTANDING.

                         CHOICETEL COMMUNICATIONS, INC.

                                FORM 10-QSB INDEX

                                  MAY 15, 2000

Part I:     Financial Information

Item 1.     Financial Statements

Consolidated Balance Sheet -
            December 31, 1999 and March 31, 2000

Consolidated Statements of Operations -
            Three months ended March 31, 1999 and 2000

Consolidated Statements of Cash Flows -
            Three months ended March 31, 1999 and 2000

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

                                     CHOICETEL COMMUNICATIONS, INC.

Date: May 15, 2000                   By:      /s/ Jack S. Kohler
                                              ---------------------------------
                                                  Jack S. Kohler
                                     Vice President and Chief Financial Officer

CHOICETEL COMMUNICATIONS, INC.                           CONDENSED CONSOLIDATED
AND SUBSIDIARIES                                                 BALANCE SHEETS
===============================================================================

                                                                                                            (Unaudited)
                                                                                           12/31/1999        3/31/2000
                                                                                     --------------------  --------------
ASSETS:
    Current assets:
       Cash and cash equivalents                                                     $        2,323,344    $    3,977,349
       Receivables                                                                            1,241,952           560,599
       Prepaid and other assets                                                                 319,492           444,083
       Refundable income taxes                                                                                    300,000
       Deferred taxes                                                                           302,000           262,552
                                                                                     --------------------  --------------
          Total current assets                                                                4,186,788         5,544,583

    Property and equipment, net                                                                 113,302           421,326

    Net assets of discontinued operations                                                     4,849,926         2,480,958
                                                                                     --------------------  --------------
                                                                                     $        9,150,016    $    8,446,867
                                                                                     ====================  ==============

LIABILITIES AND SHAREHOLDERS' EQUITY:
    Current liabilities:
       Notes payable                                                                 $          350,000    $      350,000
       Current portion of long-term debt                                                        383,190
       Accounts payable                                                                         157,808           349,221
       Accrued expenses                                                                       1,835,251         1,470,689
       Income tax payable                                                                       221,000
                                                                                     --------------------  --------------
          Total current liabilities                                                           2,947,249         2,169,910

    Long-term liabilities, net of current portion                                                 4,285                 0

    Minority interest                                                                            23,611             7,204

    Shareholders' equity                                                                      6,174,871         6,269,753
                                                                                     -------------------   --------------

                                                                                     $        9,150,016    $    8,446,867
                                                                                     ==================    ==============


             See notes to condensed consolidated financial statements.

                                                       CONDENSED CONSOLIDATED
CHOICETEL COMMUNICATIONS, INC.                       STATEMENTS OF OPERATIONS
AND SUBSIDIARIES                                  THREE MONTHS ENDED MARCH 31
                                                                  (UNAUDITED)
                                                                  -----------
==============================================================================

                                                                        2000                1999
                                                                 ----------------      ---------------
Revenue                                                          $         89,861      $            27
Cost of sales                                                              69,153                  338
                                                                 ----------------      ---------------

Gross margin                                                               20,708                 (311)

Selling, general and administrative expenses                              286,729
                                                                 ----------------      ---------------

Loss from continuing operations before minority interest                 (266,021)                (311)

Minority interest                                                         106,408
                                                                 ----------------      ---------------

Loss from continuing operations                                          (159,613)                (311)

Income (loss) from discontinued operations (net of income
  tax credit of $80,963 for 1999)                                                              (98,643)
                                                                 ----------------      ---------------
Net income (loss)                                                $       (159,613)     $       (98,954)
                                                                 ================      ===============

Earnings (loss) per share:
    Continuing operations, basic and diluted                     $         (0.05)      $         (0.00)
                                                                 ===============       ===============

    Discontinued operations, basic and diluted                   $          0.00       $         (0.03)
                                                                 ===============       ===============

    Net income (loss), basic and diluted                         $         (0.05)      $         (0.03)
                                                                 ===============       ===============

Weighted average number of shares outstanding:

    Basic                                                              2,973,466             2,915,006
                                                                 ===============      ================

    Diluted                                                            2,973,466             2,915,006
                                                                 ================      ===============

           See notes to condensed consolidated financial statements.

                                                         CONDENSED CONSOLIDATED
CHOICETEL COMMUNICATIONS, INC.                         STATEMENTS OF CASH FLOWS
AND SUBSIDIARIES                                    THREE MONTHS ENDED MARCH 31
                                                                    (UNAUDITED)
===============================================================================

                                                                        2000                1999
                                                                 -----------------     ---------------
Cash flows from operating activities:
    Net income (loss)                                            $       (159,613)     $       (98,954)
    Adjustments to reconcile net income (loss)to net
      cash provided by operating activities:
       Deferred taxes                                                      39,448              (80,963)
       Depreciation and amortization                                        1,663              348,252
       Minority interest loss                                            (106,408)
       Changes in operating assets and liabilities:
          Receivables                                                     681,353             (139,340)
          Prepaid expenses                                               (124,591)             166,756
          Accounts payable                                                191,413               24,049
          Refundable income taxes                                        (300,000)
          Assets of discontinued operations                               435,165
          Accrued expenses                                               (271,439)              31,363
          Income tax payable                                             (221,000)
                                                                 -----------------     ---------------

    Net cash provided by operating activities                             165,991              251,747
                                                                 ----------------      ---------------

Cash flows from investing activities:
    Purchase of equipment and rental contracts                           (309,687)            (395,437)
    Proceeds from sale of equipment and rental contracts                1,960,176
                                                                 ----------------      ---------------

    Net cash provided by (used in) investing activities                 1,650,489             (395,437)
                                                                 ----------------      ---------------

Cash flows from financing activities:
    Collection of subscription receivable                                 225,000               10,000
    Issuance of long-term debt                                                                 450,000
    Principal payments on long-term debt                                 (387,475)            (293,645)
                                                                 -----------------     ----------------

    Net cash provided by (used in) financing activities                  (162,475)             166,355
                                                                 ----------------      ---------------

Net increase (decrease) in cash and cash equivalents             $      1,654,005      $        22,081

Cash and cash equivalents, beginning                                    2,323,344              363,239
                                                                 ----------------      ---------------

Cash and cash equivalents, ending                                $      3,977,349      $       385,320
                                                                 ================      ===============

Cash paid for income taxes                                       $        320,000
                                                                 ================

Supplemental disclosure of cash flow information:
    Cash paid for interest                                       $            845      $        38,663
                                                                 ================      ===============

Common stock issued for accrued expenses                         $         93,121
                                                                 ================

         See notes to condensed consolidated financial statements.

CHOICETEL COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
==============================================================================
1.    Basis of presentation:

      The condensed consolidated financial statements of the Company for the three-month period ended March 31, 2000 and 1999 have been prepared by the Company without audit by the Company's independent auditors. In the opinion of the Company's management, all adjustments necessary to present fairly the financial position, results of operations, and cash flows of the Company as of March 31, 2000 and for the periods then ended have been made. Those adjustments consist only of normal and recurring adjustments. The condensed consolidated balance sheet of the Company as of December 31, 1999 has been derived from the audited consolidated balance sheet of the Company as of that date.

      Certain information and note disclosures normally included in the Company's annual financial statements have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with a reading of the financial statements and notes thereto included in the Company Form 10-K annual report for 1999 filed with the Securities and Exchange Commission.

      The results of operations for the three month period ended March 31, 2000 are not necessarily indicative of the results to be expected in a full year.

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

The results of discontinued operations up to the measurement date are as follows:


                                                                       1999
                                                              ------------------
Revenue                                                       $       10,376,055
Cost of service                                                        4,885,419
                                                              --------------------

Gross margin                                                           5,490,636

Selling, general and  administrative                                   4,811,306
Change to sales tax contingency
Interest expense                                                         476,440
                                                              -------------------

Income before taxes                                                      202,890

Income taxes                                                              42,000
                                                              --------------------

Income from discontinued operations                           $          160,890
                                                              ====================

The net assets of the discontinued operations consist of the following:


                                             12/31/1999              3/31/2000
                                       -------------------    ------------------
Cash                                    $         98,455      $         112,752
Accounts receivable                               41,753                 40,805
Prepaid expenses                                 176,960                162,502
Property and  equipment, net                   2,828,458              1,708,246
Rental contracts, net                          2,150,527
Deferred loss                                     66,280                970,211
Accrued expenses                                (512,507)              (513,558)
                                        ------------------    ------------------

                                        $      4,849,926      $       2,480,958
                                        ==================    ==================

2. Summary of significant accounting policies:

Principles of consolidation:

      The consolidated financial statements for 1999 and 2000 include the accounts of ChoiceTel Communications, Inc. and its wholly owned subsidiary, ChoiceTel, Inc. and its 60% owned subsidiary, Advants, Inc. All material intercompany balances have been eliminated.

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

Earnings per share:

      The Company adopted SFAS Statement No. 128, EARNINGS PER SHARE. Basic earnings per common share are based on the weighted average number of common shares outstanding in each year. Diluted earnings per common share assume that outstanding common shares were increased by shares issuable upon exercise of stock options and warrants for which market price exceeds exercise price, less shares which could have been purchased by the Company with related proceeds. This calculation added 10,248 and 77,604 shares to the diluted weighted average shares outstanding for 1999 and 2000, respectively.

      Stock options and warrants of 1,226,000 for December 31, 1999 and March 31, 2000, respectively, were not used in the calculation of diluted earnings per share because they were antidilutive.

Cash equivalents:

      The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

Use of estimates:

      The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, the actual amounts could differ from those estimates. Any adjustments applied to estimated amounts are recognized in the year in which such adjustments are determined. Estimates that are susceptible to significant change are disclosed in notes 1 and 6.

3. Property and equipment:


                                           1999               2000
                                        -----------       -------------
Office equipment                        $   20,658        $    28,427
Kiosks                                      54,682            348,724
Accumulated depreciation                   (10,738)           (12,402)
                                        -----------       -------------
                                            64,602            364,749
In process software                         48,700             56,577
                                        -----------       -------------
                                        $  113,302        $   421,326
                                        ===========       =============

4. Note payable:


                                                                                              1999                2000
                                                                                        ----------------    ---------------
Note payable, Computer Assisted Technology, Inc. (CAT), interest only at 8.5%
through February 7, 1998, at which time the principal is due. Convertible to shares of common stock at $6.75 plus adjustment based on IPO price of stock. The
note has not been settled due to a dispute between the Company and CAT.  See Note 6.    $        350,000    $       350,000
                                                                                        ================    ===============

5. Long-term debt:

                                                                                              1999
                                                                                        ----------------
Note payable, Telco, due in monthly installments of $21,342 including interest at 10% through July 2001, secured by equipment, subordinated to notes payable,
bank. (A)                                                                               $        378,061

Notes payable, vehicles, due in monthly installments of $480 including
interest at 8.95% through December 2001. (A)                                                       9,414
                                                                                        ----------------
                                                                                                 387,475
Less current portion                                                                             383,190
                                                                                        ----------------

                                                                                        $          4,285
                                                                                        ================

(A) Paid off during 2000.

6. Commitments and contingencies:

Phone locations:

      The Company rents phone locations from merchants and property owners under varying lease terms, usually ten years, generally cancelable by the Company upon 30 days notice.

Consulting agreement:

      The Company paid a director/shareholder $28,800 and $7,200 for certain consulting services in 1999 and 2000, respectively.

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

Contingencies:

    Sales tax:
      The Minnesota Department of Revenue has asserted sales taxes are due on telephone receipts. The Company does not agree with this assessment and has appealed it to the Minnesota Tax Court. Total assessments including taxes, penalties and interest are estimated to be $2.1 million. The Company has accrued $1,549,685 related to this contingency. During April 2000, the Company and the Department of Revenue reached a settlement agreement and the contingency was reduced accordingly by $500,000.

    Puerto Rico line charges:
      In March 1998, the Company received verbal assurances from the Puerto Rican Telephone Company (PRTC) that pay phone lines would be made available and the charge would be a flat rate of $50.00 per month per line. However, when phone bills were received in the Company's offices, they included additional charges ranging from $0.13 to $0.26 per call. At that time, the PRTC and the Company agreed that until a final decision was reached on a rate case before the Puerto Rican Regulatory Board (PRRB), the Company would not pay the per call charges. On May 27, 1998 the PRRB ruled on that rate case and instructed the PRTC to reduce the per call charges to between $.01 and $.03 per call, depending upon the routing of the call. The PRTC appealed the ruling to the Court of Appeals, which upheld the ruling. PRTC has since appealed the ruling to the Puerto Rico

      Supreme Court, which has agreed to hear the case and has issued a stay of execution until the court renders a decision on the appeal. From April through September 1998, the Company accrued unpaid line charges at the rate of $0.15 per call. In October 1998, the Company reduced the rate it was accruing line charges to $0.06 per call based upon progress of this case. Since January 1, 1999, the Company has paid the PRTC $0.03 per call and is continuing to accrue $0.06 per call. The Company has accrued $356,000 at December 31, 1999 and $416,000 at March 31, 2000, related to this matter.

  Dial around Compensation:
      The Company receives compensation for dial around activity related to its pay phones. The rates are set by the Federal Committees Commission and are subject to change both prospectively and retroactively. The financial statements include a provision for $80,000 as an estimated liability for amounts that may require repayment.

    Computer Assisted Technologies (CAT):
      The Company's 1999 financial statements included the following amounts related to a 1997 purchase from CAT of a route of pay telephones:

         Prepaid expenses            $       302,142
         Accrued expenses                    (93,121)
         Note payable                       (350,000)
                                     ---------------

         Net liability               $      (140,979)
                                     ===============

      The purchase agreement includes some contingent payments with which the Company and CAT have a disagreement. As a result, the above have not been settled. In December 1999, a principal of CAT filed a suit against the Company alleging that CAT is entitled to additional shares and cash. During March 2000, the Company issued stock to satisfy the $93,121 accrued exspense.


7. Stock options and warrants:

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

In 1999, the proforma effects of options issued to employees are as follows:

                                                        As Reported               Proforma
                                                   --------------------    -------------------
      Net income (loss)                            $           (16,916)    $           (93,728)
                                                   ====================    ===================

      Earnings per share                           $             (0.01)    $             (0.03)
                                                   ===================     ===================

Assumptions used to estimate the fair value of options issued to employees in 1999 using the Black Scholes model are as follows:

      Estimated risk free interest rate     5.85%
      Estimated life                        2 years
      Estimated volatility                140.00%
      Estimated dividends                   0.00%

Information with respect to options outstanding is summarized as follows:

                                                        12/31/1999                                3/31/2000
                                             -----------------------------------     -----------------------------------
                                                                    Weighted-                               Weighted-
                                                                     average                                 average
                                                                    exercise                                exercise
                                                Shares                price             Shares                price
                                             --------------       --------------     --------------        --------------
Outstanding at beginning of year                   130,000        $       4.34             252,666         $         3.21
Granted                                            136,666                2.25
Exercised
Forfeited                                           14,000                3.62
                                             --------------                          --------------

Outstanding at end of period                       252,666        $       3.21             252,666         $         3.21
                                             ==============       ==============     ==============        ==============

Range of exercise prices of options
  outstanding at December 31                 $2.25 - $6.75                          $2.25 to $6.75

Options exercisable at period end                  245,999                                 245,999

Weighted average remaining life                  2.9 years                               2.6 years

The Company has the following outstanding warrants:

                                                                                   Weighted average
                                                                                    exercise price
                                               1999                2000
                                             ---------             ----------
Issued as part of units in public offering     800,000               800,000          $     9.50

Granted to underwriter in public offering      160,000               160,000                8.95

Granted to investment relations company        150,000               150,000                6.00
                                               -------               -------

Outstanding at end of year                     1,110,000             1,110,000        $     9.40
                                               =========           ===========        ==========

Warrants exercisable at year end               1,110,000             1,110,000

Weighted average remaining life                2.8 years             2.5 years

8.    Income taxes:

A reconciliation between the statutory federal and state income tax to the Company's effective tax benefit rate is as follows:

                                                  1999
                                            ---------------
Provisions calculated at statutory rates:
    Deferred:
      Federal                               $      (101,000)
      State                                         (18,000)
                                            ---------------
                                                   (119,000)

    Valuation allowance                              53,000
                                            ---------------
                                            $       (66,000)
                                            ===============

The deferred tax asset and deferred tax liability consist of the following at December 31:

                                                               1999
                                                          -------------
Deferred tax asset
  (liability):
    Sales tax contingency                                 $     620,000
    Accrued expenses                                             27,000
    Accrued dial-around  compensation                            32,000
    Depreciation                                               (395,000)
    Amortization                                                 45,000
    Net operating loss carryforward                              53,000
    Deferred loss on disposal                                   (27,000)
                                                          -------------
                                                                355,000
    Valuation allowance                                         (53,000)
                                                          -------------
                                                          $     302,000
                                                          =============

At December 31, 1999 Advants, Inc. has federal and state net operation loss carryforwards of $133,000 expiring in 2014.

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

9.    Financial instruments:

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

         ChoiceTel Communications, Inc. (the "Company") was formed as a Minnesota corporation in 1989. The Company installed its first payphones in early 1990 and as of December 31, 1999, had an installed phone base of approximately 1,950 payphones in four states and Puerto Rico. The Company has grown its business through the installation of pay telephones in new areas and through strategic asset acquisitions of payphone routes and related assets. During 1999 the Company sold approximately 3,000 phones located primarily Minnesota, Oregon, Idaho, Wisconsin and Nevada.

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

         In 1999 the Board of Directors considered various strategic alternatives for the Company that would maximize stockholder value. Ultimately, The Board of Directors authorized management to sell its payphone assets. Accordingly, by December 31, 1999 the Company completed sales of approximately 3,000 of its 5,000 payphones. In February 2000 the Company completed the sale of an additional 900 phones leaving 1,300 phones located in Puerto Rico, which the Company intends to divest during 2000, although there can be no assurances that an acceptable transaction will be completed in 2000. The Company's strategic goal is to continue to develop a profitable model for employing internet access terminals through its majority owned subsidiary Advants, Inc. Accordingly, the Company's payphone business is reflected as "discontinued operations" in the financial statements.

         The Company's internet subsidiary (Advants, Inc.) derives revenue from three principal sources: sales of kiosks to third-party venders, user fees collected in cash or credit card at the kiosk, and sponsorship revenues from affiliates, sponsors and advertisers. All revenue is recognized as received, net of processing charges. The principal costs related to ongoing operation include telephone line charges, connectivity charges for internet access and commission payments to site providers.

THREE MONTHS ENDED MARCH 31, 2000 COMPARED TO THREE MONTHS ENDED MARCH 31 1999.

     Total revenue for the three months ended March 31, 2000, were $90,000 compared to virtually no activity in the 1999 period. This revenue was composed of approximately $86,000 in equipment sales to third-party venders and approximately $4,000 in user fees at the company's 6 kiosks.

     The cost of sales for the three months ended March 31, 2000 were $64,000 representing $60,000 in cost of goods sold and $3,000 in line charges, internet service fees and site provider commissions. Selling, general and administrative ("SG&A") expenses were $326,000 and were spent to begin implementing the Company's strategy for public internet access terminals.

     Discontinued operations earned $175,000 in the 2000 period compared to a loss of $99,000 in the 1999 period. Because management estimates that the final disposal of all payphone assets will be a gain, the loss on the discontinued operations is being deferred until final disposal has been completed.

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

LIQUIDITY AND CAPITAL RESOURCES

     For the three months ended March 31, 1999, the Company's operating activities provided $112,000. Investments in equipment and rental agreements used $310,000 and principal payments on long-term debt used $387,000. Activities were funded with a $1,960,000 sale of payphones, and collection of $275,000 of subscription receivable, resulting in a $1,654,000 increase in cash balances.

     On February 29, 2000 the Company sold approximately 900 payphones in an all cash transaction. Proceeds have been used to reduce debt and increase cash balances.

Part II  - Other Information

Item 1. Legal Proceedings - None

Item 6.  Exhibits and Reports on Form 8-K

(a)  27 - Financial Data Schedule

(b) Reports