Form 10QSB
period 2000-06-30
CHOICETEL COMMUNICATIONS INC /MN/
filed 2000-08-14
CIK 1031927

                                   FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549



     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000

COMMISSION FILE NUMBER 0-230 17

                              CHOICETEL CORPORATION
                              ---------------------
        (EXACT NAME OF SMALL BUSINESS ISSUER AS SPECIFIED IN ITS CHARTER)

MINNESOTA                                                  41-1649949
---------                                                  ----------
(STATE OF JURISDICTION OR                               IRS EMPLOYER ID NO.
INCORPORATION OF ORGANIZATION)

9724 10TH AVE. NORTH, PLYMOUTH, MN                           55441
----------------------------------                           -----
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                    (ZIP CODE)

REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE  612-544-4876
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

                         CHOICETEL COMMUNICATIONS, INC.

                                FORM 10-QSB INDEX
                                 AUGUST 14, 2000







Part I:    Financial Information

Item 1.    Financial Statements

  Consolidated Balance Sheet -
      December 31, 1999 and June 30, 2000

  Consolidated Statements of Operations -
      Three months ended June 30, 1999 and 2000
      Six months ended June 30, 1999 and 2000

  Consolidated Statements of Cash Flows -
      Six months ended June 30, 1999 and 2000

  Notes to Consolidated Financial Statements

Item 2.    Management's Discussion and Analysis


Part II:    Other Information

Item 4.    Submission of Matters to a Vote of Security Holders

Item 6.    Exhibits and Reports
         (a)      Financial Data Schedule
         (b)      Reports on 8-K

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      CHOICETEL COMMUNICATIONS, INC.


Date: August 14, 2000                 By:      /s/ Jack S. Kohler
                                               ---------------------------------
                                      Jack S. Kohler
                                      Vice President and Chief Financial Officer

                                                          CONDENSED CONSOLIDATED
CHOICETEL COMMUNICATIONS, INC.                                    BALANCE SHEETS
AND SUBSIDIARIES
================================================================================


                                                                                                            (Unaudited)
                                                                                         12/31/1999           6/30/2000
                                                                                     --------------------  ---------------
ASSETS:
    Current assets:
       Cash and cash equivalents                                                     $          2,323,344  $     4,442,988
       Receivables                                                                              1,241,952          517,358
       Prepaid and other assets                                                                   319,492           65,269
       Refundable income taxes                                                                                     300,000
       Deferred taxes                                                                             302,000          100,245
                                                                                     --------------------  ---------------

          Total current assets                                                                  4,186,788        5,425,860

    Property and equipment, net                                                                   113,302        1,398,124

    Goodwill on investment in subsidiary, net                                                                      940,790

    Net assets of discontinued operations                                                       4,849,926        2,597,095
                                                                                     --------------------  ---------------
                                                                                     $          9,150,016  $    10,361,869
                                                                                     ====================  ===============

LIABILITIES AND SHAREHOLDERS' EQUITY:
    Current liabilities:
       Notes payable                                                                 $            350,000  $       602,756
       Current portion of long-term debt                                                          383,190
       Accounts payable                                                                           157,808          508,429
       Accrued expenses                                                                         1,835,251          387,314
       Income tax payable                                                                         221,000
                                                                                     --------------------  ---------------

          Total current liabilities                                                             2,947,249        1,498,499

    Long-term liabilities, net of current portion                                                   4,285                0

    Minority interest                                                                              23,611          813,865

    Shareholders' equity                                                                        6,174,871        8,049,505
                                                                                     --------------------  ---------------

                                                                                     $          9,150,016  $    10,361,869
                                                                                     ====================  ===============











            See notes to condensed consolidated financial statements.

                                                          CONDENSED CONSOLIDATED
CHOICETEL COMMUNICATIONS, INC.                          STATEMENTS OF OPERATIONS
AND SUBSIDIARIES                                      THREE MONTHS ENDED JUNE 30
                                                                     (Unaudited)
================================================================================


                                                                                            2000                1999
                                                                                     ----------------      ---------------
Revenue                                                                              $          7,015      $            27
Cost of sales                                                                                   5,249                  338
                                                                                     ----------------      ---------------

Gross margin                                                                                    1,766                 (311)

Selling, general and administrative expenses                                                  452,023
                                                                                     ----------------      ---------------

Loss from continuing operations before income tax benefit                                    (450,257)                (311)

Minority interest                                                                             114,197
                                                                                     ----------------      ---------------

Loss from continuing operations                                                              (336,060)                (311)

Income (loss) from discontinued operations (net of income
  tax  of $32,667 for 1999)                                                                                         39,926
                                                                                     ----------------      ---------------

Net income (loss)                                                                    $       (336,060)     $        39,926
                                                                                     ================      ===============

Earnings (loss) per share:
    Continuing operations, basic and diluted                                         $         (0.10)      $        (0.00)
                                                                                     ===============       ==============

    Discontinued operations, basic and diluted                                       $          0.00       $         0.01
                                                                                     ===============       ==============

    Net income (loss), basic and diluted                                             $         (0.10)      $         0.01
                                                                                     ===============       ==============

Weighted average number of shares outstanding:
    Basic                                                                                  3,489,254            2,915,006
                                                                                     ===============       ==============
    Diluted                                                                                3,489,254            2,915,006
                                                                                     ================      ==============




            See notes to condensed consolidated financial statements.

                                                          CONDENSED CONSOLIDATED
CHOICETEL COMMUNICATIONS, INC.                          STATEMENTS OF OPERATIONS
AND SUBSIDIARIES                                        SIX MONTHS ENDED JUNE 30
                                                                     (Unaudited)
================================================================================


                                                                                            2000                1999
                                                                                     ----------------      ---------------
Revenue                                                                              $         96,876      $           438
Cost of sales                                                                                  74,402                  954
                                                                                     ----------------      ---------------

Gross margin                                                                                   22,474                 (516)

Selling, general and administrative expenses                                                  738,752

Loss from continuing operations before income tax benefit                                    (716,278)                (516)

Minority interest                                                                             220,605

Loss from continuing operations                                                              (495,673)                (516)

Income (loss) from discontinued operations (net of income
  tax credit of $48,296 for 1999)                                                                                  (58,512)
                                                                                     ----------------      ----------------

Net income (loss)                                                                    $       (495,673)     $       (59,028)
                                                                                     ================      ================

Earnings (loss) per share:
    Continuing operations, basic and diluted                                         $          (0.15)     $         (0.00)
                                                                                     ================      ================

    Discontinued operations, basic and diluted                                       $           0.00      $         (0.02)
                                                                                     ================      ================

    Net income (loss), basic and diluted                                             $          (0.15)     $         (0.02)
                                                                                     ================      ================

Weighted average number of shares outstanding:
    Basic                                                                                   3,213,075            2,915,006
                                                                                     ================      ================

    Diluted                                                                                 3,213,075            2,915,006
                                                                                     ================      ================







            See notes to condensed consolidated financial statements.

                                                          CONDENSED CONSOLIDATED
CHOICETEL COMMUNICATIONS, INC.                          STATEMENTS OF CASH FLOWS
AND SUBSIDIARIES                                        SIX MONTHS ENDED JUNE 30
                                                                     (UNAUDITED)
================================================================================


                                                                                            2000                1999
                                                                                     ----------------      ---------------
Cash flows from operating activities:
    Net income (loss)                                                                $       (495,673)     $       (59,028)
    Adjustments to reconcile net income (loss) to net
      cash provided by operating activities:
       Deferred taxes                                                                         201,755              (48,000)
       Depreciation and amortization                                                          133,946              708,154
       Minority interest loss                                                                (220,605)
       Changes in operating assets and liabilities:
          Receivables                                                                         724,594             (136,085)
          Prepaid expenses                                                                    254,223              263,636
          Accounts payable                                                                    350,621               75,604
          Refundable income tax                                                              (300,000)
          Deferred loss                                                                       292,655
          Accrued expenses                                                                 (1,354,815)             (23,294)
          Income tax payable                                                                 (221,000)
                                                                                     -----------------     ---------------

    Net cash provided by operating activities                                                (634,299)             780,987
                                                                                     -----------------     ---------------

Cash flows from investing activities:
    Purchase of equipment                                                                  (1,402,822)            (742,021)
    Deposit received on sale of assets                                                                             325,000
    Proceeds from sale of equipment and rental contracts                                    1,960,176
                                                                                     ----------------      ---------------

    Net cash provided by (used in) investing activities                                       557,354             (417,021)
                                                                                     ----------------      ---------------

Cash flows from financing activities:
    Collection of subscription receivable                                                     225,000               10,000
    Issuance of common stock                                                                2,106,308
    Issuance of long-term debt                                                                                     450,000
    Issuance of notes payable                                                                 252,756
    Principal payments on long-term debt                                                     (387,475)            (585,177)
                                                                                     -----------------     ----------------

    Net cash provided by (used in) financing activities                                     2,196,589             (125,177)
                                                                                     ----------------      ----------------


Net increase (decrease) in cash and cash equivalents                                 $      2,119,644      $       238,789

Cash and cash equivalents, beginning                                                        2,323,344              363,239
                                                                                     ----------------      ---------------

Cash and cash equivalents, ending                                                    $      4,442,988      $       602,028
                                                                                     ================      ===============


Supplemental disclosure of cash flow information:
    Cash paid for interest                                                           $            845      $       235,099
                                                                                     ================      ===============
    Cash paid for income taxes                                                       $        320,000
                                                                                     ================
    Common stock issued for accrued expenses                                         $         93,121
                                                                                     ================
    Goodwill in additional subsidiary stock acquired                                 $        956,785
                                                                                     ================

            See notes to condensed consolidated financial statements.

CHOICETEL COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
================================================================================


1. Basis of presentation , nature of business and discontinued operations:

Basis of Presentation:
      The condensed consolidated financial statements of the Company for the three month and six month periods ended June 30, 2000 and 1999 have been prepared by the Company without audit by the Company's independent auditors. In the opinion of the Company's management, all adjustments necessary to present fairly the financial position, results of operations, and cash flows of the Company as of June 30, 2000 and for the periods then ended have been made. Those adjustments consist only of normal and recurring adjustments. The condensed consolidated balance sheet of the Company as of December 31, 1999 has been derived from the audited consolidated balance sheet of the Company as of that date.

      Certain information and note disclosures normally included in the Company's annual financial statements have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with a reading of the financial statements and notes thereto included in the Company Form 10-K annual report for 1999 filed with the Securities and Exchange Commission.

      The results of operations for the six month period ended June 30, 2000 are not necessarily indicative of the results to be expected in a full year.

Nature of business:
      ChoiceTel Communications, Inc., and Subsidiaries (the Company) includes a wholly owned subsidiary, ChoiceTel, Inc., and a 68.5% owned subsidiary, Advants, Inc. (formerly Public Internet Access Holdings Corporation). The Company was in the business of providing pay phone services in several states and Puerto Rico. In December 1999 pursuant to a shareholders' meeting, the Company decided to sell its pay phone operations. The Company is currently focusing on Advants, Inc., (Advants) which is operating and rapidly expanding a network of public internet access terminals (kiosks). As part of this strategy, Advants raised additional equity outside of ChoiceTel Communications, Inc., through a private placement memorandum to fund this expansion.

Discontinued operations:
      The Company decided to discontinue its pay phone operations in December 1999 (measurement date). The Company has estimated it will realize an overall gain on the disposal of discontinued operations and accordingly, has deferred losses from the measurement date. In 1999, the Company sold all of its phones in two territories (the Northwest and Midwest) in separate transactions totaling approximately $6.4 million. The Northwest sale occurred prior to the measurement date and a gain of approximately $32,000 is included in income from discontinued operations in 1999. Additionally, the Company entered into an agreement with the Midwest purchaser to sell 100% of the outstanding stock of ChoiceTel, Inc., the Company's Local Exchange Carrier (LEC) subsidiary, for $100,000 subject to approval by the public utilities commission. In March 2000, the Company sold its operations in the Eastern United States for approximately $2,000,000.

The net assets of the discontinued operations consist of the following:


                                                                           12/31/1999                   6/30/2000
                                                                           ----------                   ---------
Cash                                                                  $        98,455              $       95,051
Accounts receivable                                                            41,753                      50,225
Prepaid expenses                                                              176,960                     135,622
Property and equipment, net                                                 2,828,458                   1,887,393
Rental contracts, net                                                       2,150,527
Deferred loss                                                                  66,280                     933,159
Accrued expenses                                                            (512,507)                    (504,355)
                                                                            ---------                    ---------
                                                                      $    4,849,926               $    2,597,095
                                                                      ===============              ===============


2. Property and equipment:


                                                                           12/31/1999                   6/30/2000
                                                                           ----------                   ---------
Office equipment                                                      $       20,658               $      112,938
Kiosks                                                                        54,682                      919,327
Accumulated depreciation                                                     (10,738)                     (15,789)
In process software                                                           48,700                      381,648
                                                                            --------                      -------
                                                                      $      113,302               $    1,398,124
                                                                      ==============               ==============

3.    Common stock:

    In April 2000, the Company issued 572,233 shares of common stock and warrants to purchase an additional 629,457 shares of common stock at an average price of $4.95 per share. The net proceeds were approximately $2,125,000.

4.    Contingencies:

    Puerto Rico line charges:
      In March 1998, the Company received verbal assurances from the Puerto Rican Telephone Company (PRTC) that pay phone lines would be made available and the charge would be a flat rate of $50.00 per month per line. However, when phone bills were received in the Company's offices, they included additional charges ranging from $0.13 to $0.26 per call. At that time, the PRTC and the Company agreed that until a final decision was reached on a rate case before the Puerto Rican Regulatory Board (PRRB), the Company would not pay the per call charges. On May 27, 1998 the PRRB ruled on that rate case and instructed the PRTC to reduce the per call charges to between $.01 and $.03 per call, depending upon the routing of the call. The PRTC appealed the ruling to the Court of Appeals, which upheld the ruling. PRTC then appealed the ruling to the Puerto Rico Supreme Court. From April through September 1998, the Company accrued unpaid line charges at the rate of $0.15 per call. In October 1998, the Company reduced the rate it was accruing line charges to $0.06 per call. Since January 1, 1999, the Company has paid the PRTC $0.03 per call.

      On June 15, 2000 the Supreme Court upheld the Court of Appeals ruling, though a final determination of the date at which the new tariff became effective is pending. The Company has made no change to accrued line charges for the period prior to June 2000 pending a determination of the effective date for the new tariff. The Company accrued $356,000 at December 31, 1999 and $416,000 at June 30, 2000, related to this matter. The actual liability will be determined once the Supreme Court issues an effective date of the tariff.

   Dial around Compensation:
      The Company receives compensation for dial around activity related to its pay phones. The rates are set by the Federal Committees Commission and are subject to change both prospectively and retroactively. The financial statements include a provision for $80,000 as an estimated liability for amounts that may require repayment.

    Computer Assisted Technologies (CAT):
      The Company's financial statements include Notes payable of $350,000 related to a 1997 purchase from CAT of a route of pay telephones. The purchase agreement included some contingent payments with which the Company and CAT have a disagreement and as a result, the note has not been settled. In December 1999, a principal of CAT filed a suit against the Company alleging that CAT is entitled to additional shares and cash. During March 2000, the Company issued stock to satisfy $93,121 in previously accrued expenses. Management believes it has made adequate provision to cover any additional liability.

Sales Tax:
      In May 2000 the Company settled a dispute with the Minnesota Department of Revenue regarding all disputed sales tax issues between each party. As a result of the settlement the financial statements reflect a $500,000 reduction in the deferred loss of discontinued operations.


5.    Subsequent Event:
      In July 2000 the Company invested $2,000,000 in Whitebox Statistical Arbitrage Fund L.P. which seeks to earn superior short-term, risk-adjusted returns through the use of a statistical arbitrage trading strategy. The Company owns approximately 15% of the partnership.

5.   ITEM 2.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
GENERAL
         EXCEPT FOR HISTORICAL INFORMATION CONTAINED IN THIS REPORT, INFORMATION CONTAINED IN THIS FORM 10-KSB CONTAINS "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995, WHICH CAN BE IDENTIFIED BY THE USE OF FORWARD-LOOKING TERMINOLOGY SUCH AS "MAY", "WILL", "EXPECT", "PLAN", "ESTIMATE", OR "CONTINUE" OR THE NEGATIVE THEREOF OR OTHER VARIATIONS THEREON OR COMPARABLE TERMINOLOGY. THERE ARE CERTAIN IMPORTANT FACTORS THAT COULD CAUSE RESULTS TO DIFFER MATERIALLY FROM THOSE ANTICIPATED BY SOME OF THESE FORWARD-LOOKING STATEMENTS, INCLUDING WITHOUT LIMITATION, THE EFFECTS OF CHANGES IN ECONOMIC CONDITIONS, REGULATORY CHANGES, TECHNOLOGICAL CHANGES, COMPETITION IN THE INTERNET KIOSK BUSINESS, AND THE IMPACT IN THE EVENT THE BUSINESS MODEL FOR THE INTERNET KIOSK BUSINESS IS NOT SUCCESSFUL. INVESTORS ARE CAUTIONED THAT ALL FORWARD-LOOKING STATEMENTS INVOLVE RISK AND UNCERTAINTY.

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

SIX MONTHS ENDED JUNE 30, 2000 COMPARED TO SIX MONTHS ENDED JUNE 30 1999.
     Total revenue for the six months ended June 30, 2000, were $97,000 compared to virtually no activity in the 1999 period. This revenue was composed of approximately $86,000 in equipment sales to third-party venders and approximately $11,000 in user fees at the company's kiosks.
     The cost of sales for the six months ended June 30, 2000 were $74,000 representing $60,000 in cost of goods sold and $14,000 in line charges, internet service fees and site provider commissions. Selling, general and administrative ("SG&A") expenses were $739,000 and were spent to begin implementing the Company's strategy for public internet access terminals.

     Discontinued operations earned $310,000 in the 2000 period compared to a loss of $59,000 in the 1999 period. Because management estimates that the final disposal of all payphone assets will be a gain, the loss on the discontinued operations is being deferred until final disposal has been completed.


LIQUIDITY AND CAPITAL RESOURCES
     For the six months ended June 30, 2000, the Company's operating activities used $634,300. Investments in equipment used $1,403,000 and principal payments on long-term debt used $387,000. Activities were funded with a $1,960,000 sale of payphones, collection of $225,000 of subscription receivable, a $2,125,000 issuance of common stock, issuance of notes payable totalling $253,000 resulting in a $2,120,000 increase in cash balances.
     In April 2000 the Company issued 572,233 shares of common stock and warrants to purchase an additional 629,457 shares of common stock at an average price of $4.95 per share. The stock and warrants were issued in return for $2,125,000 net of expenses. The Company also issued a convertible note to a Director for $253,000. The note is convertible into 60,000 shares of common stock and warrants to purchase 60,000 shares of common stock at a price of $4.95 per share if approved by the Company's shareholders at its annual meeting. On July 26, 2000 the Company's shareholders did not approve the transaction.

Part II  - Other Information

Item 4.  Submission of Matters to a Vote of Security Holders

a.       An annual meeting of shareholders was held on July 26, 2000.
b. The meeting resulted in the reelection of the following individuals as follows:


         Nominee                    For                       Against
         -------                    ---                       -------
         Gary S. Kohler             1,772,239                 205,200
         Jeffrey R. Paletz          1,772,239                 205,200
         Robert A. Hegstrom         1,772,139                 205,300
         Mike Wigley                1,772,239                 205,200

c. Voting to approve an amendment to the 1997 Long-term Incentive and Stock Option Plan to increase the number of shares reserved for issuance under the plan as follows:


         For                        Against                   Abstain    Broker Non-Vote
         ---                        -------                   -------    ---------------
         1,851,498                  125,341                   600        0

d. Voting to consent to allow Michael Wigley to convert the Convertible Promissory Note into shares of the Company's Common Stock and warrants to purchase shares of the Company's Common Stock as follows:


         For                        Against                   Abstain    Broker Non-Vote
         ---                        -------                   -------    ---------------
         653,107                    1,324,032                 300        0


Item 6.  Exhibits and Reports

(a)  27 - Financial Data Schedule

(b) Reports