Form 10QSB
period 2000-09-30
CHOICETEL COMMUNICATIONS INC /MN/
filed 2000-11-14
CIK 1031927

                                   FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000
                               ------------------

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

                     YES    X              NO
                           ---               ----

AS OF DATE OF FILING, THE COMPANY HAS 3,541,499 SHARES OUTSTANDING.

                         CHOICETEL COMMUNICATIONS, INC.

                                FORM 10-QSB INDEX
                                NOVEMBER 14, 2000

Part I:     Financial Information

Item 1.    Financial Statements

  Consolidated Balance Sheet -
          December 31, 1999 and September 30, 2000

  Consolidated Statements of Operations -
          Three months ended September 30, 1999 and 2000
          Nine months ended September 30, 1999 and 2000

  Consolidated Statements of Cash Flows -
          Nine months ended September 30, 1999 and 2000

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

                         CHOICETEL COMMUNICATIONS, INC.


Date: November 14, 2000    By:      /s/ Jack S. Kohler
                                    -------------------------------------------
                                    Jack S. Kohler
                                    Vice President and Chief Financial Officer

                                                         CONDENSED CONSOLIDATED
CHOICETEL COMMUNICATIONS, INC.                                   BALANCE SHEETS
AND SUBSIDIARIES
--------------------------------------------------------------------------------
                                                    (Unaudited)
                                                     9/30/2000       12/31/1999
                                                    ------------   ------------
ASSETS:
    Current assets:
       Cash and cash equivalents                    $  937,496   $2,328,344
       Receivables                                     152,624    1,241,952
       Prepaid and other assets                        117,897      319,492
       Deferred taxes                                  219,208      302,000
                                                    ----------   ----------
          Total current assets                       1,427,255    4,186,788

    Property and equipment, net                      2,648,493      113,302

    Goodwill on investment in subsidiary, net        1,021,870

    Investments                                      2,027,532

    Net assets of discontinued operations            2,276,452    4,849,926
                                                    ----------   ----------
                                                    $9,401,572   $9,150,016
                                                    ==========   ==========
LIABILITIES AND SHAREHOLDERS' EQUITY:
    Current liabilities:
       Notes payable                                $            $  350,000
       Current portion of long-term debt                            383,190
       Accounts payable                                933,921      157,808
       Accrued expenses                                360,002    1,835,251
       Income tax payable                                           221,100
                                                    ----------   ----------

          Total current liabilities                  1,293,923    2,947,249

    Long-term liabilities, net of current portion                     4,285

    Minority interest                                  402,100       23,611

    Shareholders' equity                             7,705,549    6,174,871
                                                    ----------   ----------

                                                    $9,401,572   $9,150,016
                                                    ==========   ==========


            See notes to condensed consolidated financial statements.

                                                         CONDENSED CONSOLIDATED
CHOICETEL COMMUNICATIONS, INC.                         STATEMENTS OF OPERATIONS
AND SUBSIDIARIES                                THREE MONTHS ENDED SEPTEMBER 30
                                                                    (Unaudited)
--------------------------------------------------------------------------------
                                                                  2000            1999
                                                               ---------     -----------
Revenue                                                     $    26,177    $     1,536
Cost of sales                                                    32,627            325
                                                            -----------    -----------
Gross margin                                                     (6,450)         1,211

Selling, general and administrative expenses                    590,609        126,965
                                                            -----------    -----------
Loss from continuing operations before minority interest       (597,059)      (125,754)

Minority interest                                               168,949
                                                            -----------    -----------
Loss from continuing operations                                (428,110)      (125,754)

Income (loss) from discontinued operations (net of income
  tax  of $21,617 for 1999)                                                    152,174
                                                            -----------    -----------
Net income (loss)                                           $  (428,110)   $    26,420
                                                            ===========    ===========
Earnings (loss) per share:
    Continuing operations, basic and diluted                $     (0.12)   $     (0.04)
                                                            ===========    ===========
    Discontinued operations, basic and diluted              $      0.00    $      0.05
                                                            ===========    ===========
    Net income (loss), basic and diluted                    $     (0.12)   $      0.01
                                                            ===========    ===========
Weighted average number of shares outstanding:
    Basic                                                     3,535,899      2,915,006
                                                            ===========    ===========

    Diluted                                                   3,535,899      2,915,006
                                                            ===========    ===========

            See notes to condensed consolidated financial statements.

                                                         CONDENSED CONSOLIDATED
CHOICETEL COMMUNICATIONS, INC.                         STATEMENTS OF OPERATIONS
AND SUBSIDIARIES                                 NINE MONTHS ENDED SEPTEMBER 30
                                                                    (Unaudited)
--------------------------------------------------------------------------------
                                                                                            2000                    1999
                                                                                       ------------           ------------

Revenue                                                                              $        123,053        $       1,974
Cost of sales                                                                                 107,029                1,279
                                                                                     ----------------      ---------------
Gross margin                                                                                   16,024                  695

Selling, general and administrative expenses                                                1,329,361              126,965
                                                                                     ----------------      ---------------
Loss from continuing operations before minority interest                                   (1,313,337)            (126,270)

Minority interest                                                                             389,554
                                                                                     ----------------      ---------------
Loss from continuing operations                                                              (923,783)            (126,270)

Income (loss) from discontinued operations (net of income
  tax credit of $26,679 for 1999)                                                                                   93,662
                                                                                     ----------------      ---------------
Net income (loss)                                                                    $       (923,783)      $      (32,608)
                                                                                     ================      ================
Earnings (loss) per share:
    Continuing operations, basic and diluted                                         $          (0.28)      $        (0.04)
                                                                                      ===============       ==============
    Discontinued operations, basic and diluted                                       $          0.00        $         0.03
                                                                                      ===============       ==============
    Net income (loss), basic and diluted                                             $          (0.28)      $        (0.01)
                                                                                      ===============       ===============
Weighted average number of shares outstanding:
    Basic                                                                                   3,322,310            2,915,006
                                                                                     ================      ==============
    Diluted                                                                                 3,322,310            2,915,006
                                                                                     ================      ==============

            See notes to condensed consolidated financial statements.

                                                         CONDENSED CONSOLIDATED
CHOICETEL COMMUNICATIONS, INC.                         STATEMENTS OF CASH FLOWS
AND SUBSIDIARIES                                 NINE MONTHS ENDED SEPTEMBER 30
                                                                   (UNAUDITED)
--------------------------------------------------------------------------------


                                                                                       2000           1999
                                                                                   -----------    -----------
Cash flows from operating activities:
    Net income (loss)                                                                $(923,783)   $   (32,608)
    Adjustments to reconcile net income (loss) to net
      cash provided by operating activities:
       Deferred taxes                                                                   82,792        (26,679)
       Depreciation and amortization                                                   278,237      1,053,109
       Minority interest loss                                                         (389,554)
       Unrealized gain on investments                                                  (27,532)
    Changes in operating assets and liabilities:
          Receivables                                                                1,089,328       (176,070)
          Prepaid expenses                                                             201,595        364,632
          Accounts payable                                                             601,113       (204,495)
          Deferred loss                                                               (555,571)
          Accrued expenses                                                            (637,490)       279,379
          Income tax payable                                                          (221,000)
                                                                                   -----------    -----------
    Net cash provided (used) by operating activities                                  (501,865)     1,257,268
                                                                                   -----------    -----------
Cash flows from investing activities:
    Purchase of equipment                                                           (2,794,705)      (958,537)
    Investments                                                                     (2,000,000)
    Proceeds from sale of equipment and rental contracts                             2,091,889        750,000
                                                                                   -----------    -----------
    Net cash provided by (used in) investing activities                             (2,702,816)      (208,537)
                                                                                   -----------    -----------
Cash flows from financing activities:
    Collection of subscription receivable                                              275,000         10,000
    Issuance of common stock                                                         2,106,308
    Issuance of long-term debt                                                                        450,000
    Issuance of notes payable                                                          252,756
    Principal payments on long-term debt                                              (815,231)    (1,366,767)
                                                                                   -----------    -----------
    Net cash provided by (used in) financing activities                              1,818,833       (906,767)
                                                                                   -----------    -----------
Net increase (decrease) in cash and cash equivalents                               $(1,385,848)   $   141,964

Cash and cash equivalents, beginning                                                 2,323,344        363,239
                                                                                   -----------    -----------
Cash and cash equivalents, ending                                                  $   937,495    $   505,203
                                                                                   ===========    ===========
Supplemental disclosure of cash flow information:
    Cash paid for interest                                                         $     5,042    $   367,794
                                                                                   ===========    ===========
    Cash paid for income taxes                                                     $   320,000
                                                                                   ===========
    Common stock issued for accrued expenses                                       $    93,121
                                                                                   ===========
    Goodwill in additional subsidiary stock acquired                               $ 1,061,677
                                                                                   ===========

            See notes to condensed consolidated financial statements.

CHOICETEL COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
1.  Basis of presentation , nature of business and discontinued operations:

Basis of Presentation:
      The condensed consolidated financial statements of the Company for the three month and nine month periods ended September 30, 2000 and 1999 have been prepared by the Company without audit by the Company's independent auditors. In the opinion of the Company's management, all adjustments necessary to present fairly the financial position, results of operations, and cash flows of the Company as of September 30, 2000 and for the periods then ended have been made. Those adjustments consist only of normal and recurring adjustments. The condensed consolidated balance sheet of the Company as of December 31, 1999 has been derived from the audited consolidated balance sheet of the Company as of that date.

      Certain information and note disclosures normally included in the Company's annual financial statements have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with a reading of the financial statements and notes included in the Company Form 10-K annual report for 1999 filed with the Securities and Exchange Commission.

      The results of operations for the period ended September 30, 2000 are not necessarily indicative of the results to be expected in a full year.

Nature of business:
      ChoiceTel Communications, Inc., and Subsidiaries (the Company) includes Advants, Inc. an 80% owned subsidiary (formerly Public Internet Access Holdings Corporation). The Company was in the business of providing pay phone services in several states and Puerto Rico. In December 1999 pursuant to a shareholders' meeting, the Company decided to sell its pay phone operations. The Company's majority owned subsidiary, Advants, Inc., (Advants) is operating and rapidly expanding a network of public internet access terminals (kiosks). As part of this strategy, Advants raised additional equity outside of ChoiceTel Communications, Inc., through a private placement memorandum to fund this expansion.

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

The net assets of the discontinued operations consist of the following:

                                                                           12/31/1999                   9/30/2000

Cash                                                                     $     98,455                 $   104,532
Accounts receivable                                                            41,753                     557,264
Prepaid expenses                                                              176,960                     134,202
Property and equipment, net                                                 2,828,458                   1,943,289
Rental contracts, net                                                       2,150,527
Deferred loss                                                                  66,280                      81,172
Accrued expenses                                                             (512,507)                   (544,007)
                                                                            ---------                   ---------
                                                                        $   4,849,926                $  2,276,452
                                                                        ===============              ============


2.     Property and equipment:

                                                                           12/31/1999                   9/30/2000

Office equipment                                                         $     20,658                 $   107,436
Kiosks                                                                         54,682                   1,882,444
Accumulated depreciation                                                      (10,738)                    (36,465)
In process software                                                            48,700                     695,078
                                                                             --------                   -------
                                                                         $    113,302                $  2,648,493
                                                                         ==============              ============


3.       Contingencies:

    Puerto Rico line charges:

      In March 1998, the Company received verbal assurances from the Puerto Rican Telephone Company (PRTC) that pay phone lines would be made available and the charge would be a flat rate of $50.00 per month per line. However, when phone bills were received in the Company's offices, they included additional charges ranging from $0.13 to $0.26 per call. At that time, the PRTC and the Company agreed that until a final decision was reached on a rate case before the Puerto Rican Telecommunications Review Board (TRB), the Company would not pay the per call charges. On May 27, 1998 the TRB ruled on that rate case and instructed the PRTC to reduce the per call charges to between $.01 and $.03 per call, depending upon the routing of the call. The PRTC appealed the ruling to the Court of Appeals, which upheld the TRB ruling. The PRTC then appealed the ruling to the Puerto Rico Supreme Court. From April through September 1998, the Company accrued unpaid line charges at the rate of $0.15 per call. In October 1998, the Company reduced the rate it was accruing line charges to $0.06 per call. Since January 1, 1999, the Company has paid the PRTC $0.03 per call.

      On June 15, 2000 the Supreme Court upheld the Court of Appeals ruling, though a final determination of the date at which the new tariff became effective is pending. The Company has made no change to accrued line charges for the period prior to June 2000 pending a determination of the effective date for the new tariff. The Company has accrued liabilities for unpaid line charges of $356,000 at December 31, 1999 and $416,000 at September 30, 2000, related to this matter. The actual liability will be determined once the Supreme Court issues an effective date of the tariff.

   Dial around Compensation:
      The Company receives compensation for dial around activity related to its pay phones. The rates are set by the Federal Communications Commission and are subject to change both prospectively and retroactively. The financial statements include a provision for $155,000 as an estimated liability for amounts that may require repayment and uncollectable receivables.

Sales Tax:

      In May 2000 the Company settled a dispute with the Minnesota Department of Revenue regarding all disputed sales tax issues between each party. As a result of the settlement, the financial statements reflect a $500,000 reduction in accrued liabilities. The income is included in the deferred loss of discontinued operations.

4.       Investments:
      The September 30 balance sheet reflects $2,000,000 (plus accumulated undistributed earnings) invested in Whitebox Statistical Arbitrage Fund L.P. (Whitebox). Whitebox seeks to earn superior short-term, risk-adjusted returns through the use of a statistical arbitrage trading strategy. The Company owns approximately 15% of the limited partnership and has classified its investment as available for sale.

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

         In 1999 the Board of Directors considered various strategic alternatives for the Company that would maximize stockholder value. Ultimately, The Board of Directors authorized management to sell its payphone assets. Accordingly, by December 31, 1999 the Company completed sales of approximately 3,000 of its 5,000 payphones. In February 2000 the Company completed the sale of an additional 900 phones leaving 1,400 phones located in Puerto Rico, which the Company intends to divest. The Company's strategic goal is to continue to develop a profitable model for employing internet access terminals through its majority owned subsidiary Advants, Inc. Accordingly, the Company's payphone business is reflected as "discontinued operations" in the financial statements.

         The Company's internet subsidiary (Advants, Inc.) derives revenue from three principal sources: sales of kiosks to third-party venders, user fees collected in cash or credit card at the kiosk, and sponsorship revenues from affiliates, sponsors and advertisers. All revenue is recognized as received, net of processing charges. The principal costs related to ongoing operation include telephone line charges, connectivity charges for internet access, commission payments to site providers, and servicing expenses.

NINE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30 1999.

     Total revenue for the nine months ended September 30, 2000, were approximately $123,000 compared to virtually no activity in the 1999 period. This revenue includes approximately $76,000 in equipment sales to third-party venders and approximately $19,000 in user fees at the company's kiosks.

     The cost of sales for the nine months ended September 30, 2000 were $107,000 representing $70,000 in cost of goods sold and $37,000 in line charges, internet service fees and site provider commissions, and servicing expenses. Selling, general and administrative ("SG&A") expenses were $1,329,000 and were spent to begin implementing the Company's strategy for public internet access terminals.

     Discontinued operations earned $671,000 in the 2000 period compared to a loss of $59,000 in the 1999 period. In addition, the Company recorded before tax losses totaling $1,030,000 on sales of payphone assets. Because management estimates that the final disposal of all payphone assets will be a gain, the net loss on the discontinued operations is being deferred until final disposal has been completed.

THREE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30 1999.

     Total revenue for the three months ended September 30, 2000, were approximately $26,000 compared to virtually no activity in the 1999 period. This revenue was composed of user fees at the company's kiosks.

     The cost of sales for the three months ended September 30, 2000 were $33,000 representing line charges, internet service fees and site provider commissions, and servicing expenses. Selling, general and administrative ("SG&A") expenses were $591,000 and were spent to begin implementing the Company's strategy for public internet access terminals.

     Discontinued operations earned $361,000 in the 2000 period compared to $26,000 in the 1999 period. In addition, the Company recorded before tax gains totaling $340,000 on sales of payphone assets. Because management estimates that the final disposal of all payphone assets will be a gain, the net losses on the discontinued operations since December 1999 are being deferred until final disposal has been completed.

LIQUIDITY AND CAPITAL RESOURCES
     For the nine months ended September 30, 2000, the Company's operating activities used $501,000. Investments in equipment and software development used $2,795,000, investments in investments used $2,000,000, and principal payments on long-term debt used $815,000. Activities were funded with $2,092,000 sales of payphones, collection of $275,000 of subscription receivable, a $2,106,000 issuance of common stock, issuance of notes payable totaling $253,000 resulting in a $1,386,000 decrease in cash balances.

     In April 2000 the Company issued 572,233 shares of common stock and warrants to purchase an additional 629,457 shares of common stock at an average price of $4.95 per share. The stock and warrants were issued in return for $2,125,000 net of expenses. The Company also issued a convertible note to a Director for $253,000. The note was convertible into 60,000 shares of common stock and warrants to purchase 60,000 shares of common stock at a price of $4.95 per share if approved by the Company's shareholders at its annual meeting. On July 26, 2000 the Company's shareholders voted to not approve the transaction, and the note was repaid with interest in August 2000.

     On September 30, 2000, Advants' share of the cash balance was approximately $355,000. It is anticipated that Advants will require additional capital in 2000 and 2001 to continue implementing their strategy. Advants is considering various means by which its capital requirements can be met.