Form 10KSB
period 2000-12-31
CHOICETEL COMMUNICATIONS INC /MN/
filed 2001-04-17
CIK 1031927

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

(Mark One)
       [X]       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

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

Issuer's telephone number: (763) 278-6889

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

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

         The revenues for ChoiceTel Communications, Inc. for the fiscal year ended December 31, 2000 were $4,408,537

         The aggregate market value of the voting and non-voting common equity held by non-affiliates as of March 15, 2001, based on the closing sale price of the Common Stock on such date as reported on the NASDAQ SmallCap Market, was $2,367,424.

On March 15, 2001, the Company had outstanding 3,334,581 shares of Common Stock, par value $.01 per share.

                       DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the Registrant's Form SB-2, Registration Number 333-29969, are incorporated by reference into Part II of this Form 10-KSB.

         Transitional Small Business Disclosure Format
(Check one): Yes          ; No    X
                 ---------    ---------

                                TABLE OF CONTENTS


                                      PART I                                PAGE
                                                                            ----
ITEM 1.  DESCRIPTION OF BUSINESS...............................................4
ITEM 2.  DESCRIPTION OF PROPERTY...............................................9
ITEM 3.  LEGAL PROCEEDINGS.....................................................9
ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...................9

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.............10
ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION............10
ITEM 7.  FINANCIAL STATEMENTS.................................................14
ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE..................................15

                                    PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
         PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT............16
ITEM 10. EXECUTIVE COMPENSATION................................................17
ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
         AND MANAGEMENT........................................................18
ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS........................19
ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K......................................21

         SIGNATURES............................................................22

         FINANCIAL STATEMENTS..................................................F1

         INDEX TO EXHIBITS.....................................................


                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

GENERAL

         ChoiceTel Communications, Inc. (the "Company") was formed as a Minnesota corporation in 1989. The Company installed its first payphones in early 1990 and as of December 31, 2000, had an installed phone base of approximately 1,500 payphones in Puerto Rico. During 2000 the Company sold approximately 900 phones located primarily Philadelphia.

         In 1999 the Choicetel Board of directors concluded that the pay telephone industry was no longer a growth industry and in order to successfully compete in the business, a provider must be significantly larger than the Company was in order to take advantage of economies of scale. The Board determined that the Company lacked the resources to achieve the size necessary to improve its economies of scale and authorized management to sell its payphone assets. Accordingly, by December 31, 2000 the Company completed sales of approximately 4,000 payphones leaving 1,500 phones located in Puerto Rico, which the Company intends to divest during 2001, although there can be no assurances that an acceptable transaction will be completed in 2001. Accordingly, the Company's payphone business is reflected as "discontinued operations" throughout this annual report.

         During 2000 the Company invested $3,331,000 in a majority owned subsidiary, Advants, Inc. Advants is seeking to develop a profitable model for employing internet access terminals. Additionally, during November and December the Company loaned approximately $175,000 to Advants. In February 2001, the Company decided to make no additional investments or loans to Advants as it does not believe Advants can successfully access the necessary capital to effectively implement its business model. Accordingly, the Company has decided to write-off its loans and investments in Advants.

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

BUSINESS STRATEGY

         The Company has focused on identifying payphone sites that have the potential to achieve a high return on investment ("ROI") after depreciating the equipment over the life of the phone lease. Although others in the industry have used shorter leases, the Company's analysis indicated that a long-term lease was necessary in order to achieve the Company's ROI objective and to offer a competitive commission to location owners ("Site Providers"). Therefore, most of the Company's pay telephones are placed with Site Providers under leases having terms of ten years or more.

         During 1998, the Company researched the Puerto Rican payphone market and determined that if and when the full benefits of the Telecommunications Act of 1996 are reflected in the Puerto Rican payphone market, Puerto Rico would be an attractive market for ChoiceTel to operate payphones. Whereas revenues have fallen at most of the Company's payphone located outside of Puerto Rico, payphones located within Puerto Rico have continued to generate above average revenues. Although the Company intends to divest its payphones in Puerto Rico during 2001, in order to maximize the value of the route it continues to contract for and install additional phones at acceptable locations.

OPERATIONS

         During 2000 the Company operated, serviced and maintained a system of approximately 1,500 pay telephones, located in Puerto Rico. In addition, in March 2000, the Company sold approximately 900 pay telephones located principally in Pennsylvania. All of the Company's pay telephones accept coins as payment for local or long-distance calls and can also be used to place local or long-distance cashless calls.

         COIN CALLS

         The Company's pay telephones generate coin revenue primarily from local calls. Until October 1997, the public utilities commissions of the states in which the Company operated regulated the cost of local coin calls, at that time, rates were deregulated. Management believes it can maximize payphone coin revenues by matching the cost of a local call to the market conditions at the phone. In 2000 the amount charged for a local call ranged from $0.25 in Puerto Rico to $0.35 in Pennsylvania.

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

         DIAL-AROUND CALLS

         A Dial-Around call originates from a payphone when the user dials a non-billable access number such as, for example, 1-800-Collect, 1-800-CallATT or 10-10-333, and thereby dials around the Company's long-distance carrier in order to reach another long-distance carrier or a toll free number. The user deposits no money for the call and, prior to 1992, the long-distance provider carrying the call paid no commission to the payphone owner. Since 1992, payphone owners have been compensated by long-distance carriers for Dial-Around calls. See "Government Regulation - Dial-Around Compensation."

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

         The Company installs pay telephones which it believes incorporate the latest technology. The equipment makes use of microprocessors to provide voice synthesized calling instructions in English or Spanish, detect and count coins deposited during each call, inform the caller at certain intervals of the time remaining on each call, and identify the need for and the amount of an additional deposit. The pay telephones can be programmed and reprogrammed from the Company's central computer facilities to update rate information or to direct different kinds of calls to particular carriers. The Company's pay telephones can distinguish coins by size and weight, report to a remote location the total coinage in the coin box, perform self-diagnosis and automatically report problems to a pre-programmed service number, and immediately report attempts of vandalism. Some of the telephones also operate on power available from the telephone lines, thereby avoiding the need for and reliance upon an additional power source at the installation location. The telephones are designed to have a user-friendly appearance and manner of operation similar to LEC-owned pay telephones.

         PLACEMENT OF PAY TELEPHONES. As of December 31, 2000, the Company's pay telephone system consisted of approximately 1,500 telephones located in Puerto Rico. The following table sets forth certain information as of the dates indicated concerning the number and location of pay telephones operated by the Company:


                                   NUMBER OF PAY TELEPHONES


STATE                                              DECEMBER 31,     DECEMBER 31,
-----                                              ------------     -----------
                                                           2000             1999
                                                           ----             ----
Puerto Rico.............................                  1,500              995
Pennsylvania............................                                     920
Additional phones  .....................                                      35
                                                          -----            -----

                                        Total             1,500            1,950

         The Company's ROI focus has enabled it to profile locations based on the likely profitability of a location. While this methodology is proprietary, as are the specific locations under contract, the Company's locations include a wide variety of establishments, such as restaurants, shopping malls, convenience stores, grocery stores, and gas stations. The Company's pay telephone lease mix includes indoor phones, walk-up outdoor phones and drive-up payphones. While the Company had a single Site Provider which accounted for more than 5% of its pay telephones and revenue in the years ended December 31, 1995 and 1996, no single Site Provider accounted for more than 5% of its pay telephones and revenues in either of the years ended December 31, 1997, 1998, 1999 and 2000.

         Agreements with Site Providers to install the Company's pay telephones (the "Site Agreements") provide for revenue sharing with Site Providers, typically a commission based on a negotiated percentage of revenue from the pay telephone. The Site Agreements give the Company the exclusive right to install pay telephones at that location and are generally of a ten-year term with automatic renewal provisions. The Company's Site Agreements normally give the Company the right to remove poor performing phones. Further, the Company can typically terminate a Site Agreement on 30 days notice to the Site Provider. Site Providers do not generally have the right to terminate a Site Agreement.

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

         The Company promotes its payphone program to Site Providers by emphasizing service and maintenance. Site Providers generally view the payphone as a customer service rather than a profit center. Providing prompt repair and collection services and providing live call placement assistance sometimes is more important in securing the Site Agreement than the amount of commission paid to the Site Provider.

         SERVICE AND MAINTENANCE. The Company believes it offers many of its Site Providers a higher level of service than is provided by the LEC competitors, who typically offer low or no commissions and do not monitor payphone performance. The Company monitors its payphones electronically. The Company uses full- and part-time field service technicians who collect money, clean phones and respond to trouble calls made by either a consumer or by the telephone itself as part of its internal diagnostic procedures. Some technicians are also responsible for the installation of new telephones. Due to the ability of the field service technicians to perform multiple service and maintenance functions, the Company is able to limit the frequency of trips to each pay telephone as well as the number of employees needed to service the pay telephones.

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

         The Company believes the principal competitive factors in the pay telephone business are (i) responsiveness to customer service needs, (ii) the amount of commission payments to a Site Provider, and (iii) the quality of service and the availability of specialized services provided to a Site Provider and telephone users.

         Commencing in the 1998 fourth quarter, the Company began to experience a negative impact on its revenues, which management believes results from increased usage of wireless devices, which appear to be reducing consumers' reliance on payphones. This trend continued throughout 1999. This negative impact on revenue is the primary determinant of the Company's decision to divest its payphone assets.

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

OPERATIONS OF ADVANTS, INC.

         Advants is in the business of providing public internet access through internet terminals located in perceived high traffic areas such as gas stations and supermarkets. At year end, Advants had 240 terminals in operation. In February 2001, the Company decided to make no additional investments or loans to Advants and since that time, Advants' operations have substantially decreased. Advants lacks sufficient working capital to continue operations and is looking for additional sources of funding.

EMPLOYEES

         As of December 31, 2000, the Company had 22 full-time employees. No employees are covered by a collective bargaining agreement. The Company believes that its relationships with employees are good.

ITEM 2.  DESCRIPTION OF PROPERTY

         The Company's corporate offices are located in approximately 500 square feet of leased space in Wayzata, Minnesota. The lease for this property expires in April 2002. The Company also leases approximately 2,000 square feet of office space in San Juan Puerto Rico. The lease for this property expires in April 2001 and the Company holds two successive options to extend the lease for additional one-year periods. The Company believes that its current facilities are sufficient for its needs for the foreseeable future.

ITEM 3.  LEGAL PROCEEDINGS

         MINNESOTA SALES TAX. During 2000 the Company reached a settlement with the Minnesota Department of Revenue covering all sales tax liability for the period the Company operated payphones in the State of Minnesota. Since 1996 the Company has carried, on its books, a reserve for potential liability and as a result of the settlement, the Company recognized a $500,000 gain on the reserve.

        DEBTS OF ADVANTS, INC. In November of 2000, a suit was commenced in Hennepin County, Minnesota District Court by TKI Consulting against Advants, Inc. and Choicetel Communications, Inc. TKI was a software provider to Advants and is suing, for breach of contract, for approximately $750,000. While Choicetel Communications is not a party to the contract, the plaintiff is seeking to hold the Company liable for the alleged debt of Advants. Choicetel has answered the complaint and denied the claim. An additional suit was filed on April 3, 2001 in Ramsey County, Minnesota District Court by Tomato Land Displays seeking damages in excess of $50,000 for Advants for alleged services provided. While Choicetel Communications is not a party to the transaction, the plaintiff is seeking to hold the Company liable for the alleged debt of Advants.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         There were no matters submitted to a vote of security holders during the 4th quarter of the fiscal year ended December 31, 2000.

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

                                                          COMMON STOCK     REDEEMABLE
                                                          ------------      WARRANTS
                                                                           -----------
                                                          High    Low      High    Low
          1999:
          First Quarter.................................  $3.25   $2.50   $0.13   $0.06
          Second Quarter................................  $3.63   $1.50   $0.56   $0.13
          Third Quarter.................................  $3.00   $1.88   $0.31   $0.19
          Fourth Quarter................................  $2.94   $1.75   $0.44   $0.13

          2000:
          First Quarter.................................  $8.00   $2.25   $2.00   $0.06
          Second Quarter................................  $5.94   $2.50   $1.00   $0.25
          Third Quarter.................................  $3.75   $2.13   $0.38   $0.19
          Fourth Quarter................................  $3.38   $1.25   $0.25   $0.06


         As of March 15, 2001 there were approximately 665 shareholders of the Company's Common Stock.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

         EXCEPT FOR HISTORICAL INFORMATION CONTAINED IN THIS REPORT, INFORMATION CONTAINED IN THIS FORM 10-KSB CONTAINS "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995, WHICH CAN BE IDENTIFIED BY THE USE OF FORWARD-LOOKING TERMINOLOGY SUCH AS "MAY", "WILL", "EXPECT", "PLAN", "ESTIMATE", OR "CONTINUE" OR THE NEGATIVE THEREOF OR OTHER VARIATIONS THEREON OR COMPARABLE TERMINOLOGY. THERE ARE CERTAIN IMPORTANT FACTORS THAT COULD CAUSE RESULTS TO DIFFER MATERIALLY FROM THOSE ANTICIPATED BY SOME OF THESE FORWARD-LOOKING STATEMENTS, INCLUDING WITHOUT LIMITATION, THE EFFECTS OF CHANGES IN ECONOMIC CONDITIONS AND CERTAIN OF THE "RISK FACTORS" ENTITLED "COMPETITION," "OTHER REGULATORY FACTORS," "TECHNOLOGICAL CHANGE AND NEW SERVICES," "DEPENDENCE UPON THIRD-PARTY PROVIDERS," "SERVICE INTERRUPTIONS; EQUIPMENT FAILURES," "RELIANCE ON SINGLE BRAND OF PAYPHONES," AND "RELIANCE ON KEY PERSONNEL" CONTAINED IN THE COMPANY'S PROSPECTUS DATED NOVEMBER 10, 1997 INCLUDED IN THE REGISTRATION STATEMENT ON FORM SB-2 FILED WITH THE SECURITIES AND EXCHANGE COMMISSION (REGISTRATION NO. 333-29969). SUCH "RISK FACTORS" ARE INCORPORATED HEREIN BY REFERENCE. INVESTORS ARE CAUTIONED THAT ALL FORWARD-LOOKING STATEMENTS INVOLVE RISK AND UNCERTAINTY.

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

RESULTS OF DISCONTINUED OPERATIONS

         The following table presents certain items related to the discontinued operations as a percentage of revenue for the years ended December 31, 1999 and 2000.


STATEMENT OF OPERATIONS DATA:                         2000          1999
                                                      ----          ----
REVENUE:
Coin revenue.............................            52.1%          70.2%
Non-coin revenue.........................            21.7           13.5
Dial-around revenue......................            26.2           16.3
Total Revenue............................             100%           100%

SERVICE COSTS AND EXPENSES:
Telephone line charges...................            23.3%          30.3%
Commissions..............................             8.6           16.3
Total cost of service....................            31.9%          46.6%

Gross margin.............................            68.1%          53.4%
Selling, general and admin. .............            42.7           33.2
Interest.................................                            4.6
Depreciation and amortization............             6.6           13.7
Net income (loss) before income tax
provision................................             5.9%           1.9%

Average phones in service................           1,430          4,500



YEAR ENDED DECEMBER 31, 2000 COMPARED TO YEAR ENDED DECEMBER 31 1999.

CONTINUING OPERATIONS

         The after tax loss on continuing operations, for the year ended December 31, 2000 was $3,174,000 compared to a loss of $178,000 in the year ended December 31, 1999. Continuing operations includes the effect of consolidating Advants Inc.'s operations with the Company's other investing activities. All payphone related activity is reported as discontinued operations. As long as the Company owns a controlling percentage ownership of Advants, Inc. stock it will consolidate and report operations as continuing.

         Choicetel has decided to make no additional investments or loans to Advants as it does not believe Advants can successfully access the necessary capital to effectively implement its business model. Advants is currently looking for addition funding as it is without sufficient working capital to continue operations.

         Advants' revenues for the year ended December 31, 2000 were $121,000 compared to $5,000 in the year ended December 31, 1999. During the year, Advants increased the number of terminals in service from 25 to 210. The cost of service in 2000 was $364,000 compared to $10,000 in 1999.

         Advants' SG&A spending in 2000 was $2,089,000 in 2000 compared to $292,000 in 1999. Spending was incurred to develop, deploy and support a national network of public access internet terminals.

         In 2000, Advants recognized an impairment loss of $2,744,000 principally on kiosks, computer hardware and software developed to be run internet access terminals, and Choicetel amortized and wrote-off $1,062,000 in goodwill, recognized on Choicetel's investments in Advants, Inc. stock.

         During 2000, other income and expense includes $203,000 earned by Choicetel on its investment in Whitebox Arbitrage Trading LLP and $113,000 interest earned by Choicetel from investing excess cash balances in money market accounts.

DISCONTINUED OPERATIONS

         The after tax income from discontinued operations for the year ended December 31, 2000 was $153,000 compared to income of $161,000 in 1999. Total Revenue for 2000 was $4,288,000 compared to $10,216,000 in 1999. The Company operated an average of 1,430 payphones during 2000, primarily in Puerto Rico. This compares to 4,500 phones in 1999, located primarily in Minnesota, Pennsylvania, Oregon and Puerto Rico.

         During the year ended December 31, 2000 the Company operated an average of 1,275 phones in Puerto Rico compared to 935 for the year ended December 31, 1999. Revenue from the Puerto Rico route in 2000 was $3,932,000 or 91.7% of 2000 revenue, compared to $2,430,000 or 23.7% of total revenue in 1999. Puerto Rico coin revenue in 2000 was $2,050,000 compared to $1,574,000 which was an increase of $476,000 or 30.2% this increase was due to the greater number of phones in service although, the newer phones did not match, on a per phone basis, the coin revenue of phones already in service at the beginning of the year. Noncoin commission revenue from operator service providers was $903,000 in 2000 compared to $596,000 in 1999 which was an increase of $307,000 or 51.5%. Dial around compensation in 2000 was $979,000 compared to 260,000 in 1999, which was an increase of $719,000 or 277%. Dial-around revenue in 2000 includes the collection of $232,000 which was earned but not recognized in 1999.

         Cost of service for the Company was $1,366,000 in 2000 compared to $4,763,000 in 1999. Cost of service for routes disposed of by December 31, 2000 was $147,000 or 10.8%, compared to $3,504,000 or 73.6% in 1999.

         Cost of service for the Puerto Rico route was $1,219,000 in 2000, compared to $1,259,078 in 1999 a decrease of $40,000 or 3.2%. Cost of service in 2000 includes telephone line charges of $904,000 or 74.1% in 2000 compared to $960,000 or 76.2% in 1999. During 2000 the company recognized the benefit of a reduced tariff for line charges in Puerto Rico, which included an expense reversal of approximately $25,000 related to the periods prior to 2000. Cost of service also includes commission to location site providers of $315,000 or 25.9% compared to $299,000 or 23.8% in 1999.

         Sales, General, and Admin (SG&A) was $1,787,000 in 2000 compared to $3,707,000 in 1999. SG&A in 2000 includes $773,000 (43.3%) related to the
Puerto Rico route, $633,000 (35.4%) related to Corporate Overhead, and $381,000 (21.3%) related to the disposed routes.

         Puerto Rico SG&A in 2000 was $773,000 compared to $798,000 in 1999, a decrease of $25,000 or 3.19%. During 2000, the Company improved its procedures to identify SG&A expenses incurred when installing phones. These expenses are capitalized into property. SG&A spending before capitalization of installation expenses in Puerto Rico increased $20,000 or 2.3 % in 2000 compared to 1999.

         Corporate SG&A includes the cost of Corporate officers, the Corporate offices, and other recurring expenses related to maintaining the corporate entity, such as directors' compensation, shareholder services, and audit and reporting expenses. Corporate SG&A in 2000 was $633,000 compared to $837,000 in 1999, a decrease of $204,000, primarily due to having fewer corporate officers in 2000 compared to 1999.

         EBITDA was $1,134,000 in 2000 compared to $1,746,000 in 1999. EBITDA from the Puerto Rico route was $1,939,000 in 2000 compared to $372,000 in 1999.

         Depreciation and amortization totaled $287,000 in 2000 compared to $1,401,000 in 1999. Depreciation and amortization for 2000 includes $240,000 related to the Puerto Rico route and $47,000 related to disposed routes.

         During 2000 the Company recognized a $509,000 gain related to settling its sales tax dispute with the Minnesota Department of Revenue, took a $1,033,000 charge related to the sale of payphone assets, and recognized a $66,000 deferred loss on the sale of payphone assets.

YEAR ENDED DECEMBER 31, 1999 COMPARED TO YEAR ENDED DECEMBER 31 1998.

         The loss on continuing operations (Advants Inc., - subsidiary) for the year ended December 31, 1999 was $178,000 compared to a loss of $1,000 in the year ended 1998. The loss resulted from SG&A spending to develop, fund and begin implementing the Company's strategy for public internet access terminals.

         The after tax income from discontinued operations for the year ended December 31, 1999 was $161,000 compared to an after tax loss of $116,000 in 1998. The Company operated 4,500 payphones in 1999 compared to 3,800 in 1997.

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

         In November 1999 Advants completed a private placement of common stock raising approximately $500,000 to implement the strategy. Subsequent to the private placement, and the issuance of shares to the initial management team at Advants, Inc., Choicetel's equity position in Advants, Inc. stood at 60%. The Company provided additional equity funding in 2000 of approximately $3.3 million and thereby increased its equity position to approximately 80%. Additionally the Company loaned approximately $175,000 to Advants. During 2001, the Company determined to make no additional investments or loans to Advants as it no longer believes Advants can successfully access the necessary capital to effectively implement its business model. Accordingly, the Company has written-off its loans and investments in Advants.

Although the results of Advants, Inc. are consolidated in conformance with Generally Accepted Accounting Principals (GAAP), management believes that as a shareholder in Advants, Inc., Choicetel Communications' financial exposure is likely limited to the amount invested in the common stock plus the amounts loaned to Advants. Inc.

The following is the condensed balance sheet of Advants:


                                                     12/31/00
                                                     --------
Property and equipment                          $     239,500
Other Assets, mostly cash                               4,200
                                                     --------
Total Assets                                    $     243,700

Account payable and accrued expenses            $   1,812,000
Due to Choicetel Communications, Inc                  172,000
Shareholders' Equity                               (1,740,300)
                                                   ----------
Total liability and Shareholder equity          $     243,700
                                                   ==========

SALES TAX CONTINGENCY

The Company, based on its analysis of the published regulations of the Minnesota Department of Revenue at the time of its inception, did not remitted any sales tax payments to the State of Minnesota. In 1996, the Company learned that the opinion of the Department was that calls from payphones were subject to state sales tax. Management was of the view that the payphone service it provided was not subject to sales tax and challenged the imposition of the tax. Nonetheless, on December 31, 1996, the Company established a reserve of $865,000 for the years prior thereto and reserved an additional $243,000, $254,000 and $213,500 for the year ended December 31, 1997, 1998 and 1999 respectively. During 2000 the Company reached a settlement with the Minnesota Department of Revenue covering all sales tax liability for the period the Company operated payphones in the State of Minnesota. As a result of the settlement, the Company recognized a $500,000 gain.

ENTRY INTO PUERTO RICO PAYPHONE MARKET

During 1998, the Company began researching the Puerto Rico payphone market. It was determined that although the Puerto Rico Regulatory Board (PRRB) had not required the Puerto Rico Telephone Company (PRTC) to provide "competition neutral" service to independent payphone providers at a "cost-based rate", the Company was confident that the Telecom Act would eventually correct this situation. In March 1998, the Company began contracting with local businesses to provide payphone service. In April 1998 the Company received its first payphone lines from the PRTC and installed its first payphones. As of December 31, 2000 the Company had installed 1,500 payphones.

In March 1998, the Company received verbal assurances from the Puerto Rican Telephone Company (PRTC) that pay phone lines would be made available and the charge would be a flat rate of $50.00 per month per line. However, when phone bills were received in the Company's offices, they included additional charges ranging from $0.13 to $0.26 per call. At that time, the PRTC and the Company agreed that until a final decision was reached on a rate case before the Puerto Rican Regulatory Board (PRRB), the Company would not pay the per call charges. On May 27, 1998 the PRRB ruled on that rate case and instructed the PRTC to reduce the per call charges to between $.01 and $.03 per call, depending upon the routing of the call. The PRTC appealed the ruling to the Court of Appeals, which upheld the ruling. The PRTC then appealed the ruling to the Puerto Rico Supreme Court, which upon agreeing to hear the case, issued a stay of execution until the court rendered its decision on the appeal. In June 2000 the Puerto Rico supreme court upheld the court of appeals ruling and ordered the PRTC to obey the PRRB rate regulation orders.

From April through September 1998, the Company accrued unpaid line charges at the rate of $0.15 per call. In October 1998, the

Company reduced the rate it was accruing line charges to $0.06 per call based upon progress of this case. At December 31, 1999 the Company had accrued unpaid line charges of $356,000. In 2000 the Company reversed all accruals for unpaid line charges related to this matter.

During the period of March 1998 to May 2000 when line rates were in dispute, the Company was unable to reconcile outstanding invoice balances with PRTC. Both Companies are currently attempting to reconcile outstanding balances but remain in disagreement. The PRTC, in its most recent written communication, claims the Company owes $250,000. The Company's own analysis shows that the PRTC owes the Company a $120,000 refund. At December 31, 2000 the Company has accrued a $250,000 liability which it believes will be adequate to settle this dispute.

LIQUIDITY AND CAPITAL RESOURCES

For the year ended December 31, 2000, the Company's operating activities provided $292,000 the proceeds from sales of phones and rental agreements were $2,071,000, and the proceeds from issuing stock generated an additional $2,331,000. Purchases of equipment used $3,836,000, payments of long-term debt and notes used $435,000. In addition $251,000 was used to repurchase common stock and $2,000,000 was used to purchase short-term investments resulting in a $1,828,000 decrease in cash balances.

In March 2000 the Company completed the sale of approximately 930 phones located in the Pennsylvania, New Jersey and Delaware, and received $2.0 million. Proceeds were placed in money market and investment accounts. Cash and cash on hand and investments were $2.7 million at year end.

On July 26, 2000 the Board of Directors authorized the Company to repurchase up to 5% of the outstanding common stock of the Company at market rates. From October 2000 to December 2000, the Company purchased 122,218 shares for $250,407. On January 26, 2001 the Board of Directors authorized the Company to repurchase an additional 10% of the outstanding common stock. From January through March 2001, the company purchased 108,300 shares for $145,828.

ITEM 7.  FINANCIAL STATEMENTS

         The following financial information of the Company is included as follows:

                                                                                        PAGE
                                                                                        ----
Report of Independent Auditors......................................................... F-1
Consolidated Financial Statements:
       Consolidated Balance Sheets for Years Ended December 31, 2000 and 1999.......... F-2
       Consolidated Statements of Operations for Years Ended December 31, 2000
       and 1999.................. ..................................................... F-3
       Consolidated Statements of Shareholders' Equity for Years Ended December 31,
       2000 and 1999.................. ................................................ F-4
       Consolidated Statements of Cash Flows for Years Ended December 31, 2000
       And 1999........................................................................ F-5
       Notes to Consolidated Financial Statements...................................... F-7


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

DIRECTORS

      The following discussion sets forth certain information concerning the directors of the Company.

      GARY S. KOHLER is a founder of the Company and since its inception in 1989 has served as Chairman of the Board of Directors. Mr. Kohler is a partner and portfolio manager for Pyramid Trading, L.P., which he joined in October 1999. Prior to that he served as a managing director of Second Avenue Capital Management, a money management company, from December 1998 through September 1999. Prior to that he served as President of Kohler Capital Management from October 1997 through November 1998. From July to October 1997, Mr. Kohler was a partner in Tarmachan Holdings, Inc. From 1984 through June 1997, Mr. Kohler was Vice President and Portfolio Manager at Okabena Company. Mr. Kohler serves on the Board of Printware, Inc., a publicly traded printing equipment manufacturer, and a number of private companies, including Northwest Mortgage Services' and Health EZ, Inc. Mr. Kohler has an M.B.A. degree from Cornell University and a B.A. degree from the University of Minnesota. Mr. Kohler is the brother of Jack S. Kohler.

      JEFFREY R. PALETZ is a founder of the Company, has been a director since its inception and has been President since 1991. Prior to founding the Company in 1989, Mr. Paletz was employed for 13 years at Sportsman's Guide, a mail order retailer, where he oversaw the computer data operations. Mr. Paletz has a B.S. degree in Business from the University of Minnesota.

      ROBERT A. HEGSTROM became a director of the Company in June 1997. In January 1997, Mr. Hegstrom joined Northwest Mortgage Services, Inc. and served as Chairman, President and Chief Executive Officer until its sale in March 2000. Prior to that, he was a private investor for two years and, from October 1979 to January 1995, he was Executive Vice President of Green Tree Financial Corporation. Mr. Hegstrom is also a director of Excelsior Financial and Dermatrends Corp.

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

BOARD COMMITTEES AND ACTIONS

         During calendar year 2000, the Board of Directors met 4 times and each director attended all meetings. The Board of Directors has two standing committees, a Compensation Committee and an Audit Committee. During 2000, the Compensation Committee met once and the Audit Committee met twice.

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

ITEM 10. EXECUTIVE COMPENSATION

         The following table and accompanying footnotes set forth certain summary information, relating to the three years ended December 31, 1998, 1999 and 2000, with respect to the Company's Chief Executive Officer.

                                                                               LONG-TERM
                                                                              COMPENSATION
                                            ANNUAL COMPENSATION                  AWARDS
                                    ------------------------------------      ------------
                                                                               SECURITIES
NAME AND PRINCIPAL                                          OTHER ANNUAL       UNDERLYING
    POSITION                 YEAR   SALARY($)     BONUS($)  COMPENSATION($)    OPTIONS/SARS(#)    ALL OTHER
---------------------------  -------------------------------------------       ---------------    ---------
COMPENSATIONS
-------------
Jeffrey R. Paletz,            2000   $108,000    $   32,000    ------               -------       --------
President                     1999    108,375                  ------               -------       --------
                              1998     86,398                  ------               -------       --------


AGREEMENTS WITH EXECUTIVES
--------------------------

         The Company has no employment agreements.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth information as of December 31, 2000, regarding the beneficial ownership of shares of Common Stock of the Company by each director and executive officer of the Company, by all directors and executive officers of the Company as a group, and by each shareholder known by the Company to own beneficially more than five percent (5%) of the outstanding shares of the Company's Common Stock. Unless otherwise noted, each person or group identified possesses sole voting and investment power with respect to such shares.


-------------------------------------------------------------------------------------------
                                                     NUMBER OF SHARES        PERCENT OF
NAME AND ADDRESS OF BENEFICIAL OWNER                BENEFICIALLY OWNED   OUTSTANDING SHARES
------------------------------------                (1)                  (2)
                                                    ------------------   -------------------

Perkins Capital Management, Inc. (3)                         466,782            13.0%
730 East Lake Street
Wayzata, MN 55391-1769


Andrew Redleaf (4)                                           379,654            11.1%
3033 Excelsior Blvd.
Minneapolis, Minn.  55416

DIRECTORS, NOMINEES AND EXECUTIVE OFFICERS:
Gary S. Kohler (5)(6)(9)............................         918,460            28.8%
Jeffrey  R. Paletz..................................         347,358            10.5%
Jack S. Kohler (6)(7)...............................         334,500             9.4%
Robert A. Hegstrom (8)..............................         101,873             3.0%
Michael Wigley (8)(9)...............................         297,522             8.7%
All directors, nominees and executive
officers as a group (5 persons)                            1,704,388            47.8%



(1) Each person has sole voting power and sole dispositive power with respect to all outstanding shares, except as otherwise noted or disclosed by the beneficial owners in the Schedule 13G filing described at footnote 3 below.

(2) Based on 3,305,381 shares outstanding at March 31, 2001. Such amount does not include 1,099,203 shares of common stock issuable upon exercise of stock options. Each figure showing the percentage of outstanding shares owned beneficially has been calculated by treating as outstanding and owned the shares which could be purchased by the indicated person(s) within 60 days upon the exercise of existing stock options or warrants.

(3) Reflects information included on Schedule 13G dated January 22, 2001 filed with the Securities and Exchange Commission.

(4) Reflects information included on Schedule 13G dated March 30, 2001 filed with the Securities and Exchange Commission.

(5) Includes 40,000 shares held by Gary S. Kohler as custodian for the benefit of his children. Mr. Kohler disclaims beneficial ownership of such shares.

(6) Includes 200,000 shares currently owned by Gary S. Kohler, who has granted Jack S. Kohler an option to purchase such shares.

(7)   Includes options to acquire 70,000 shares from the Company.

(8)   Includes options to acquire 96,873 shares from the Company.

(9) Includes 95,325 shares currently owned by Gary S. Kohler, who has granted Michael Wigley an option to purchase such shares

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's officers, directors, and persons who own more than ten percent of a registered class of the Company's equity securities to file certain reports regarding ownership of, and transactions in, the Company's securities with the Securities and Exchange Commission (the "SEC"). These officers, and directors and stockholders are also required by SEC rules to furnish the Company with copies of all Section 16(a) reports that are filed with the SEC. Based solely on a review of copies of such forms received by the Company, the Company believes that for the year ended December 31, 2000, all Section 16(a) reports required to be filed by the Company's executive officers, directors and 10% stockholders were filed on a timely basis, except for Andrew Redleaf, a beneficial owner of more than ten percent of the Company's common stock, who filed a late Form 5 to report his initial acquisition of more than ten percent of the Company's common stock and to report certain subsequent purchases of common stock and warrants.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information concerning certain relationships and related transaction is set forth in the Proxy Statement under the heading "Certain Transactions", which information is incorporated herein by reference. The Company has an arrangement with Gary S. Kohler, the Company's Chairman of the Board, pursuant to which Mr. Kohler advises the Company's management on an as-needed basis. The consulting fees paid to Mr. Kohler for rendering this service for the year ended December 31, 2000 totaled $28,800.

During 2000, the Company invested $2,000,000 in Whitebox Arbitrage Fund, LLC. Andrew Redleaf, a holder of more than 10% of the Company's stock, is President of Whitebox Advisors, Inc., which is the general partner of Whitebox Arbitrage Fund, LLC.

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

                                               CHOICETEL COMMUNICATIONS, INC.

                                               Date: April 17, 2001
                                               By /s/ GARY S. KOHLER
                                                      --------------
                                                      Gary S. Kohler

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


SIGNATURE                                           TITLE                                 DATE

/s/ GARY S. KOHLER                                  Director                              April 17, 2001
------------------------------------------------
    Gary S. Kohler


/s/ JEFFREY R. PALETZ                               President and Director                April 17, 2001
------------------------------------------------
    Jeffrey R. Paletz


/s/ JACK S. KOHLER                                  Vice President and Chief              April 17, 2001
------------------------------------------------    Financial Officer
    Jack S. Kohler

/s/ ROBERT A. HEGSTROM                              Director                              April 17, 2001
------------------------------------------------
    Robert A. Hegstrom


/s/ MICHAEL WIGLEY                                  Director                              April 17, 2001
------------------------------------------------
    Michael Wigley


                          INDEPENDENT AUDITORS' REPORT

Board of Directors
ChoiceTel Communications, Inc.
Minneapolis, Minnesota

We have audited the accompanying consolidated balance sheets of ChoiceTel Communications, Inc. and Subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of operations, shareholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of ChoiceTel Communications, Inc. and Subsidiaries as of December 31, 2000 and 1999, and the consolidated results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles.


/s/ Schechter Dokken Kanter Andrews & Selcer Ltd.

Minneapolis, Minnesota
April 13, 2001

CHOICETEL COMMUNICATIONS, INC.
AND SUBSIDIARIES
                                                                 CONSOLIDATED
                                                               BALANCE SHEETS
                                                                  DECEMBER 31

                                                       2000                1999
                                                    ------------      -------------
ASSETS:
    Current assets:

       Cash and cash equivalents                    $    495,312      $   2,323,344
       Investments                                     2,203,306
       Receivables                                       521,072          1,241,952
       Prepaid and other assets                           88,167            319,492
       Deferred taxes                                  1,873,000            302,000
                                                    ------------      -------------

          Total current assets                         5,180,857          4,186,788

    Property and equipment, net                          239,500            113,302

    Net assets of discontinued operations              1,943,228          4,849,926
                                                    ------------      -------------
                                                    $  7,363,585      $   9,150,016
                                                    ============      =============
LIABILITIES AND SHAREHOLDERS' EQUITY:
    Current liabilities:

       Notes payable                                                  $     350,000
       Current portion of long-term debt                                    383,190
       Accounts payable                             $  1,788,235            157,808
       Accrued expenses                                  207,841          1,835,251
       Income tax payable                                                   221,000
                                                    ------------      -------------

          Total current liabilities                    1,996,076          2,947,249

    Long-term debt, net of current portion                                    4,285

    Minority interest                                                        23,611

    Shareholders' equity                               5,367,509          6,174,871
                                                    ------------      -------------
                                                    $  7,363,585      $   9,150,016
                                                    ============      =============

     See notes to consolidated financial statements.

CHOICETEL COMMUNICATIONS, INC.
AND SUBSIDIARIES

                                                                 CONSOLIDATED
                                                     STATEMENTS OF OPERATIONS
                                                      YEARS ENDED DECEMBER 31

                                                                          2000                1999
                                                                   ----------------      ---------------
Service revenue                                                    $        120,967      $         5,031
Cost of service                                                             363,646                9,940
                                                                   ----------------      ---------------

Gross margin                                                               (242,679)              (4,909)
                                                                   ----------------      ---------------

Selling, general and administrative expenses                              2,089,389              292,235
Loss from impairment                                                      2,744,184
Amortization and write-off of goodwill                                    1,061,735
                                                                   ----------------      ---------------

Total operating expenses                                                  5,895,308              292,235
                                                                   ----------------      ---------------

Operating loss                                                           (6,137,987)            (297,144)
                                                                   ----------------      ---------------

Other income (expense):
    Investment income                                                       203,306
    Interest income, net                                                    113,051
                                                                   ----------------
                                                                            316,357
Loss from continuing operations before income tax benefit                (5,821,630)            (297,144)

Provision for income tax benefit                                          1,856,000               66,000
                                                                   ----------------      ---------------

Loss from continuing operations before minority interest                 (3,965,630)            (231,144)

Minority interest                                                           791,654               53,338
                                                                   ----------------      ---------------

Loss from continuing operations                                          (3,173,976)            (177,806)

Income from discontinued operations (net of income tax expense
  of $105,000 and $42,000 for 2000 and 1999, respectively)                  152,648              160,890
                                                                   ----------------      ---------------

Net loss                                                            $    (3,021,328)      $      (16,916)
                                                                   ================      ===============

Earnings (loss) per share:
    Continuing operations, basic and diluted                        $         (0.98)      $        (0.06)
                                                                   ================      ===============

    Discontinued operations, basic and diluted                      $          0.05       $         0.05
                                                                   ================      ===============

    Net loss, basic and diluted                                     $         (0.93)      $        (0.01)
                                                                   ================      ===============

Weighted average number of shares outstanding:
    Basic                                                                 3,245,016            2,915,528
                                                                   ================      ===============
    Diluted                                                               3,245,016            2,925,776
                                                                   ================      ===============

         See notes to consolidated financial statements.

CHOICETEL COMMUNICATIONS, INC.
AND SUBSIDIARIES
                                                       CONSOLIDATED STATEMENTS
                                                       OF SHAREHOLDERS' EQUITY
                                                                   YEARS ENDED
                                                    DECEMBER 31, 2000 AND 1999

                                 15,000,000 shares
                                AUTHORIZED, $.01 PAR
                             ------------------------    Additional
                                                           paid-in      Accumulated   Subscriptions
                                Shares        Amount       Capital        Deficit      Receivable        Total
                             -----------    ---------  --------------  -------------  -------------   -----------
Balance, January 1, 1999       2,915,006    $ 29,150    $ 5,986,072    $     (19,103)    $(10,000)    $ 5,986,119

Issuance of minority
  shares of subsidiary                                       73,050                                        73,050

Issuance of stock
  options for services                                       99,562                                        99,562

Issuance of common stock          11,900         119         22,937                                        23,056

Collection of subscription
  receivable                                                                               10,000          10,000

Net loss                                                                     (16,916)                     (16,916)
                             -----------    ---------  --------------  -------------  -------------   -----------
Balance, December 31, 1999     2,926,906      29,269      6,181,621          (36,019)           0       6,174,871

Issuance of minority
  shares of subsidiary                                      135,000                                       135,000

Issuance of stock
  options for services                                       38,000                                        38,000

Issuance of common stock         618,793       6,188      2,285,741                                     2,291,929

Repurchase of common stock      (137,618)     (1,376)      (249,587)                                     (250,963)

Net loss                                                                  (3,021,328)                  (3,021,328)
                               ---------    --------    -----------    -------------     --------     -----------
Balance, December 31, 2000     3,408,081    $ 34,081    $ 8,390,775    $  (3,057,347)    $      0     $ 5,367,509
                               =========    ========    ===========    =============     ========     ===========

             See notes to consolidated financial statements.

CHOICETEL COMMUNICATIONS, INC.
AND SUBSIDIARIES
                                                                  CONSOLIDATED
                                                      STATEMENTS OF CASH FLOWS
                                                       YEARS ENDED DECEMBER 31

                                                                              2000                1999
                                                                       ----------------      ---------------
Cash flows from operating activities:

    Net loss                                                           $     (3,021,328)     $       (16,916)
    Adjustments to reconcile net loss to net cash provided by
      operating activities:
       Deferred taxes                                                        (1,571,000)            (245,000)
       Depreciation                                                             392,055              873,911
       Amortization and goodwill write-off, net                                 770,542              510,214
       Stock based compensation issued                                           38,000              122,618
       Minority interest loss                                                  (791,654)             (53,338)
       Loss on disposal                                                       1,449,336              (14,621)
       Impairment loss                                                        2,744,184
       Increase in value of investments                                        (203,306)
       Changes in operating assets and liabilities:
          Coin in phone                                                          12,841              108,877
          Income tax receivable                                                (180,000)
          Receivables                                                           942,634              162,898
          Prepaid expenses                                                      (33,745)             241,107
          Checks outstanding in excess of bank balance                                               (74,604)
          Accounts payable                                                    1,723,548              (81,136)
          Accrued expenses                                                   (1,758,870)               7,953
          Income tax payable                                                   (221,000)             221,000
                                                                       ----------------      ---------------
    Net cash provided by operating activities                                   292,237            1,762,963
                                                                       ----------------      ---------------
Cash flows from investing activities:
    Purchase of:
       Equipment                                                             (3,836,481)          (1,063,710)
       Short-term investments                                                (2,000,000)
    Proceeds from sale of equipment and rental contracts                      2,071,200            6,035,000
                                                                       ----------------      ---------------
    Net cash provided by (used in) investing activities                      (3,765,281)           4,971,290
                                                                       ----------------      ---------------

Cash flows from financing activities:
    Proceeds from issuance of:

       Common stock in subsidiary                                               225,000              150,000
       Common stock                                                           2,106,308
    Collection of subscription receivable                                                             10,000
    Repurchase of common stock                                                 (250,963)
    Principal payments on long-term debt                                       (387,475)          (4,726,816)
    Payment in notes payable                                                    (47,858)
                                                                       ----------------      ---------------
    Net cash provided by (used in) financing activities                       1,645,012           (4,566,816)
                                                                       ----------------      ---------------

               See notes to consolidated financial statements.

CHOICETEL COMMUNICATIONS, INC.
AND SUBSIDIARIES
                                                                 CONSOLIDATED
                                                     STATEMENTS OF CASH FLOWS
                                                      YEARS ENDED DECEMBER 31

                                                                                            2000                1999
                                                                                     ----------------      ---------------
Net increase (decrease) in cash and cash equivalents                                 $     (1,828,032)     $     2,167,437

Cash and cash equivalents, beginning                                                        2,323,344              155,907
                                                                                     ----------------      ---------------

Cash and cash equivalents, ending                                                    $        495,312      $     2,323,344
                                                                                     ================      ===============


Supplemental disclosure of cash flow information:

    Cash paid for interest                                                           $          4,584      $       509,060
                                                                                     ================      ===============


Supplemental cash flow information:

Non cash investing and financing activities:

    Receivable from sale of assets                                                                         $       365,810
                                                                                                           ===============

    Note payable settled partially by prepaid expenses                               $        302,142
                                                                                     ================

    Common stock issued and capital contributed in non-cash transactions             $        185,621
                                                                                     ================

                 See notes to consolidated financial statements.

CHOICETEL COMMUNICATIONS, INC.
AND SUBSIDIARIES
                                                         NOTES TO CONSOLIDATED
                                                          FINANCIAL STATEMENTS
                                                                   YEARS ENDED
                                                    DECEMBER 31, 2000 AND 1999

1.    NATURE OF BUSINESS AND DISCONTINUED OPERATIONS:

Nature of business:
      ChoiceTel Communications, Inc., and Subsidiaries (the Company) includes an 80% owned subsidiary, Advants, Inc. (formerly Public Internet Access Holdings Corporation). ChoiceTel Communications, Inc. increased its ownership interest in Advants, Inc. (Advants) from 60% in 1999 to 80% during 2000 mainly by providing a significant investment in Advants common stock. Advants is in the business of providing public Internet access through kiosks located in perceived high traffic areas such as gas stations and supermarkets. Advants has had minimal revenue since inception and has incurred large expenses for hardware and software development. Advants' total liabilities exceed total assets by approximately $1.7 million as of December 31, 2000. Advants' operations after year end have substantially decreased and in April 2001, Advants disposed of certain assets to help pay certain creditors. ChoiceTel Communications, Inc. announced that it does not intend to further fund Advants' operations and although the results of Advants are consolidated in conformance with generally accepted accounting principles, management believes that ChoiceTel Communications, Inc.'s financial exposure regarding its subsidiary is generally limited to the amount of its investment in the subsidiary's stock (see Note 8 regarding contingencies). The condensed balance sheet of Advants as of December 31, 2000 is as follows:

Property and equipment                    $        239,500
Other assets, mostly cash                            4,200
                                          ----------------

      Total assets                        $        243,700
                                          ================
Accounts payable and accrued expenses     $      1,812,000
Due to ChoiceTel Communications, Inc.              172,000
Equity                                          (1,740,300)
                                          ----------------
      Total liabilities and
        shareholders equity               $        243,700
                                          ================

      Advants is continuing to look for new financing or strategic partners, although there is no assurance that it will be able to find further financing.

Discontinued operations:
      The Company decided to discontinue its pay phone operations in December 1999 (measurement date). The Company has estimated it will realize an overall gain on the disposal of discontinued operations. In 1999, the Company sold all of its phones in two territories (the Northwest and Midwest) in separate transactions totaling approximately $6.4 million. The Northwest sale occurred prior to the measurement date and a gain of approximately $32,000 is included in income from discontinued operations in 1999. Additionally, the Company entered into an agreement with the Midwest purchaser to sell 100% of the outstanding stock of ChoiceTel, Inc., the Company's local exchange carrier subsidiary, for $100,000. This transaction was closed during 2000. In March 2000, the Company sold its operations in the Eastern United States for approximately $2,000,000.

CHOICETEL COMMUNICATIONS, INC.
AND SUBSIDIARIES
                                               NOTES TO CONSOLIDATED
                                                FINANCIAL STATEMENTS
                                                         YEARS ENDED
                                          DECEMBER 31, 2000 AND 1999

1.    NATURE OF BUSINESS AND DISCONTINUED OPERATIONS (CONTINUED):

Discontinued operations (continued):
      The results of discontinued operations are as follows:

                                                2000               1999
                                           ---------------  ----------------
Service revenue                            $     4,287,575  $     10,376,055
Cost of service                                  1,519,455         4,885,419
                                           ---------------  ----------------
Gross margin                                     2,768,120         5,490,636
Selling, general and administrative              1,915,225         4,811,306
Loss on sale of assets                           1,032,599
Adjustment of accrued sales tax liability         (508,876)
Deferred loss                                       66,280
Interest expense                                     5,244           476,440
                                           ---------------  ----------------
Income before taxes                                257,648           202,890
Income taxes                                       105,000            42,000
                                           ---------------  ----------------
Income from discontinued operations        $       152,648  $        160,890
                                           ===============  ================

The net assets of the discontinued operations consist of the following as of December 31:

                              2000               1999
                         ---------------  ----------------
Cash                     $       85,614         $  98,455
Accounts receivable                                 41,753
Prepaid expenses                 139,887           176,960
Property and
  equipment, net               2,068,183         2,828,458
Rental contracts, net             30,591         2,150,527
Deferred loss                                       66,280
Accrued expenses                (381,047)         (512,507)
                         ---------------  ----------------
                         $     1,943,228  $      4,849,926
                         ===============  ================

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Principles of consolidation:
      The consolidated financial statements for 2000 and 1999 include the accounts of ChoiceTel Communications, Inc., and its 80% owned subsidiary, Advants. All material intercompany balances have been eliminated.

      The consolidated financial statements for 1999 include the accounts of ChoiceTel Communications, Inc. and its wholly owned subsidiary, ChoiceTel, Inc. and its 60% owned subsidiary, Advants. All material intercompany balances have been eliminated.

Concentration of credit risk:
      The Company maintains its cash in bank deposit accounts at financial institutions where balances, at times, may exceed federally insured limits. It is management's opinion that the risk of loss is minimal.

      The Company also has an investment of $2,203,306, including accrued earnings, with Whitebox Statistical Arbitrage Fund, LP, a fund with a stated objective of providing superior short-term risk adjusted returns through the use of a statistical arbitrage trading strategy. This investment is neither guaranteed nor insured. Consequently, the entire investment is subject to market risk.

Property and equipment and depreciation methods:
      Property and equipment is recorded at cost. Depreciation is being provided by the straight-line method over the estimated useful lives generally between 5 and 10 years.

CHOICETEL COMMUNICATIONS, INC.
AND SUBSIDIARIES
                                                     NOTES TO CONSOLIDATED
                                                      FINANCIAL STATEMENTS
                                                               YEARS ENDED
                                                DECEMBER 31, 2000 AND 1999

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

Impairment of assets:
      The Company has determined that substantially all of the assets of Advants and related goodwill have become impaired, as defined by Statement of Financial Accounting Standards No. 121 (SFAS No. 121) ACCOUNTING FOR IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG LIVED ASSETS TO BE DISPOSED OF. The impaired assets include its public access Internet kiosks, related equipment and capitalized software development costs. Pursuant to the requirements of SFAS 121, the Company has recorded an impairment loss on these assets.

Capitalization of computer software development costs:
      The Company capitalizes certain costs incurred in the development of software, including external direct material and service costs, once technical feasibility is reached.

Deferred financing:
      Deferred financing costs were being amortized over the life of the related notes on a straight-line basis. The related note was paid off during 1999 and the remaining deferral was written-off.

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

      For 2000, the Company will file a consolidated tax return that includes Advants for the period August 1, 2000 through December 31, 2000. Prior to that, Advants filed a separate tax return.

      For 1999, the Company filed a consolidated tax return that included only ChoiceTel Communications, Inc. and ChoiceTel, Inc.

Stock-based compensation:
      The Company accounts for its stock options in accordance with the provisions of Accounting Principles Board Opinion No. 25 (APB No. 25), ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES, and related interpretations. As such, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. The Company has also adopted SFAS No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION, which permits entities to recognize the expense over the vesting period of the fair value of all stock-based awards on the date of grant.

      Alternatively, SFAS No. 123 allows entities to continue to apply the provisions of APB No. 25 and provide pro forma net income disclosures for employee stock option grants as if the fair-value based method defined in SFAS No. 123 had been applied. The Company has elected to continue to apply the provisions of APB No. 25 and provide the pro forma disclosure provisions of SFAS No. 123.

CHOICETEL COMMUNICATIONS, INC.
AND SUBSIDIARIES
                                                        NOTES TO CONSOLIDATED
                                                         FINANCIAL STATEMENTS
                                                                  YEARS ENDED
                                                   DECEMBER 31, 2000 AND 1999

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

Earnings per share:
      The Company adopted SFAS No. 128, EARNINGS PER SHARE. Basic earnings per common share are based on the weighted average number of common shares outstanding in each year. Diluted earnings per common share assume that outstanding common shares were increased by shares issuable upon exercise of stock options and warrants for which market price exceeds exercise price, less shares which could have been purchased by the Company with related proceeds. This calculation added 0 and 10,248 shares to the diluted weighted average shares outstanding for 2000 and 1999, respectively.

      Stock options and warrants of 1,085,282 and 1,226,000, for December 31, 2000 and 1999, respectively, were not used in the calculation of diluted earnings per share because they were antidilutive.

Cash equivalents:
      The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

Use of estimates:
      The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, the actual amounts could differ from those estimates. Any adjustments applied to estimated amounts are recognized in the year in which such adjustments are determined. Estimates that are susceptible to significant change are contingencies, asset impairment, and deferred taxes.

3.    RELATED PARTY TRANSACTIONS:

The Company has invested $2,000,000 in Whitebox Arbitrage Fund, LLC. A holder of more than 10% of the Company's common stock is President of Whitebox Advisors, Inc., which is the general partner of Whitebox Arbitrage Fund, LLC. The value of the investment at December 31, 2000 is $2,203,306.

4.    WRITE-OFF OF GOODWILL AND ASSET IMPAIRMENTS:

During the fourth quarter of 2000, management determined that the Company's efforts to penetrate the public access Internet kiosk business were not going to generate a cash flow sufficient to support the cost of the related assets. Consequently, the Company wrote-off goodwill generated in 2000 of approximately $1,062,000.

Additionally, in the fourth quarter of 2000, the Company recorded asset impairments of $2,744,184. These asset impairments were required to reduce the carrying value of the Company's Internet kiosks, related equipment and related capitalized software development costs. The reported values of the profitable assets were determined from an analysis of projected undiscounted cash flows, which were no longer deemed adequate to support the value of the goodwill or of the assets. Reported values of most of the assets were based upon salvage values net of costs required for disposal. These write-downs relate to substantially all of the assets of Advants and related goodwill generated by common stock purchases of Advants by ChoiceTel Communications, Inc.

CHOICETEL COMMUNICATIONS, INC.
AND SUBSIDIARIES
                                                         NOTES TO CONSOLIDATED
                                                          FINANCIAL STATEMENTS
                                                                   YEARS ENDED
                                                    DECEMBER 31, 2000 AND 1999

5.    Property and equipment:

                               2000              1999
                          --------------   ---------------

Office equipment          $       35,000   $        20,658
Kiosks                           154,500            54,682
Accumulated depreciation                           (10,738)
                          --------------   ---------------
                                 189,500            64,602
In process software               50,000            48,700
                          --------------   ---------------
                          $      239,500   $       113,302
                          ==============   ===============

6.    NOTE PAYABLE:

                                                1999

Note payable, Computer Assisted
Technology, Inc., interest only
at 8.5% through February 7, 1998.
Convertible to shares of common
stock at $6.75 plus adjustment
based on IPO price of stock. See
Note 8.                                 $   350,000
                                        ============

7.    LONG-TERM DEBT:

                                                                 1999
Note payable, Telco, due in monthly
installments of $21,342 including interest at
10% through July 2001, secured by equipment,
subordinated to notes payable, bank, paid off
in January 2000.                                           $    378,061

Notes payable, vehicles, due in monthly
installments of $480 including interest at
8.95% through December 2001, paid off during 2000.                9,414
                                                           ------------
                                                                387,475
Less current portion                                            383,190
                                                           ------------
                                                           $      4,285
                                                           ============

8.    COMMITMENTS AND CONTINGENCIES:

Phone locations:
      The Company rents phone locations from merchants and property owners under varying lease terms, usually ten years, generally cancelable by the Company upon 30 days notice.

Consulting agreement:
      The Company paid a director/shareholder $28,800 for certain consulting services in each year 2000 and 1999.

Leases:
      The Company leases its offices in Puerto Rico under an operating lease expiring in May 2001. The lease has renewal options and requires the Company to pay certain common area costs and real estate taxes. The Company leases it corporate offices under a month-to-month lease. Advants leases its office space under an operating lease expiring in 2003. Rent expense was $121,878 and $121,246 for the years ended December 31, 2000 and 1999, respectively.

      Future minimum lease payments are as follows:

            2001                          $      62,583
            2002                                 64,471
            2003                                 10,798

Contingencies:

    Sales tax:
      During 2000, the Company reached a settlement with the Minnesota Department of Revenue covering all sales tax liabilities during the period the Company operated pay phones in the State of Minnesota. As a result of the settlement the Company recognized a $509,000 gain. At December 31, 1999 the Company had recorded a sales tax liability of $1,549,685.

CHOICETEL COMMUNICATIONS, INC.
AND SUBSIDIARIES
                                               NOTES TO CONSOLIDATED
                                                FINANCIAL STATEMENTS
                                                         YEARS ENDED
                                          DECEMBER 31, 2000 AND 1999

8.    COMMITMENTS AND CONTINGENCIES (CONTINUED):

Contingencies (continued):

    Lawsuits:

      ChoiceTel, Inc. and Advants have been named in several lawsuits for unpaid bills of Advants, as well as for claims of promissory estoppel and other matters. The Company intends to defend these lawsuits. The unpaid bills for these parties, as of December 31, 2000, that are recorded in accounts payable in the financial statements are approximately $1,140,000, which does not include interest, legal fees, court costs if assessed, or any other additional claims. The Company has no amounts recorded above amounts billed. Additional liability, if any, is not determinable.

    Puerto Rico line charges:

      In March 1998, the Company received verbal assurances from the Puerto Rican Telephone Company (PRTC) that pay phone lines would be made available and the charge would be a flat rate of $50.00 per month per line. However, when phone bills were received in the Company's offices, they included additional charges ranging from $0.13 to $0.26 per call. At that time the PRTC and the Company agreed that until a final decision was reached on a rate case before the Puerto Rican Regulatory Board (PRRB), the Company would not pay the per call charges. On May 27, 1998 the PRRB ruled on that rate case and instructed the PRTC to reduce the per call charges to between $.01 and $.03 per call, depending upon the routing of the call. The PRTC appealed the ruling to the Court of Appeals, which upheld the ruling. PRTC has since appealed the ruling to the Puerto Rico Supreme Court, which has agreed to hear the case and has issued a stay of execution until the court renders a decision on the appeal. In June 2000, the Puerto Rico Supreme Court upheld the court of appeals ruling and ordered the PRTC to obey the PRRB rate regulation orders.

      From April through September 1998, the Company accrued unpaid line charges at the rate of $0.15 per call. In October 1998, the Company reduced the rate it was accruing line charges to $0.06 per call based upon progress of this case. At December 31, 1999 the Company had accrued unpaid line charges of $356,000. As a result of the affirmation of this court ruling in 2000, the Company reversed all accruals for unpaid line charges related to this matter.

      During the period of March 1998 to May 2000 when line rates were in dispute the Company was unable to reconcile outstanding invoice balances with PRTC. Both parties are currently attempting to reconcile outstanding balances but remain in disagreement. The PRTC, in its most recent written communication, claims the Company owes $250,000. The Company's own analysis shows that PRTC owes the Company a $120,000 refund. At December 31, 2000 the Company has accrued a $250,000 liability which is believed to be adequate to cover any losses resulting from resolution of this matter.

      It is reasonably possible that a change in this estimate will occur in the near term as the Company continues negotiating with the PRTC.

    Dial around compensation:

      The Company receives compensation for dial around activity related to its pay phones. The rates are set by the Federal Communication Commission and are subject to change both prospectively and retroactively. The 1999 financial statements include a provision for $80,000 as an estimated liability for amounts that may require repayment. During 2000, the Company revised its estimate to $0.

CHOICETEL COMMUNICATIONS, INC.
AND SUBSIDIARIES
                                                     NOTES TO CONSOLIDATED
                                                      FINANCIAL STATEMENTS
                                                               YEARS ENDED
                                                DECEMBER 31, 2000 AND 1999

8.    COMMITMENTS AND CONTINGENCIES (CONTINUED):

Contingencies (continued):

    Computer Assisted Technologies (CAT):

      The Company's 1999 financial statements included the following amounts related to a 1997 purchase from CAT of a route of pay telephones:

      Prepaid expenses                  $       302,142
      Accrued expenses                          (93,121)
      Note payable (See Note 5)                (350,000)
                                        ---------------
      Net liability                     $      (140,979)
                                        ===============

In 2000, the Company entered into an agreement to settle these amounts by issuing 46,560 shares of common stock and a $175,000 payment.

9.    STOCK OPTIONS AND WARRANTS:

On April 11, 1997, the Company's Board of Directors adopted the 1997 Long-Term Incentive and Stock Option Plan (the Plan). The Plan provides for the issuance of incentive stock options and non-qualified stock options to key employees and directors of the Company. The total number of shares of common stock authorized and reserved for issuance under the Plan is 350,000 shares. The exercise price for each incentive stock option granted under the Plan may not be less than the fair market value of the common stock on the date of the grant, unless, in the case of incentive stock options, the optionee owns greater than 10% of the total combined voting power of all classes of capital stock of the Company, in which case the exercise price may not be less than 110% of the fair market value of the common stock on the date of the grant. The exercise price for each non-qualified option may not be less than 85% of the fair market value of the common stock on the date of grant. Unless otherwise determined by the Board, incentive options granted under the Plan have a maximum duration of 10 years, non-qualified options and awards have a maximum duration of 15 years. Vesting is based on such terms and conditions as the Board shall determine.

9.    Stock options and warrants (continued):

The proforma effects of options issued to employees are as follows:

                         AS REPORTED        PROFORMA

2000:
    Net loss          $     (3,021,328) $    (3,025,968)
                      ================  ===============

    Loss per share    $           (.93) $          (.93)
                      ================  ===============

1999:
    Net loss          $        (16,916) $       (93,728)
                      ================  ===============

    Loss per share    $          (0.01) $         (0.03)
                      ================  ===============

Assumptions used to estimate the fair value of options issued to employees using the Black Scholes model are as follows:

                                 2000          1999
                             ------------  -----------
Estimated:
 Risk free interest rate         5.13%           5.85%
 Life                          4 YEARS         2 years
 Volatility                      0.00%         140.00%
 Dividends                       0.00%           0.00%

CHOICETEL COMMUNICATIONS, INC.
AND SUBSIDIARIES
                                                  NOTES TO CONSOLIDATED
                                                   FINANCIAL STATEMENTS
                                                            YEARS ENDED
                                             DECEMBER 31, 2000 AND 1999

9.    STOCK OPTIONS AND WARRANTS (CONTINUED):

Information with respect to options outstanding as of December 31 is summarized as follows:

                                                            2000                                      1999
                                               ----------------------------------      ------------------------------------
                                                                Weighted Average                          Weighted average
                                                Shares            Exercise Price        Shares             Exercise Price
                                               -----------      ----------------       -----------       ------------------
Outstanding at beginning of year                   252,666        $       3.21             130,000         $         4.34
Granted                                            123,158                3.18             136,666                   2.25
Exercised
Forfeited                                           30,000                5.75              14,000                    3.62
                                               -----------      ----------------       -----------       ------------------
Outstanding at end of year                         345,824        $       3.02             252,666          $         3.21
                                               ============     === ============       ============      ==================

Range of exercise prices of options
  outstanding at December 31                   $2.25-$5.00                             $2.25-$6.75

Options exercisable at year end                    342,491                                 245,999

Weighted average remaining life                  2.4 years                              2.9 years

At December 31, the Company has the following outstanding warrants:

                                                                                                        Weighted average
                                                                       2000               1999           exercise price
                                                                  ------------       -------------     ------------------
Issued as part of units in public offering                             800,000             800,000         $     9.50

Granted to underwriter in public offering                              160,000             160,000               8.95

Granted to underwriter in private offering                             629,457                                   4.95

Granted to investment relations company                                100,000             150,000               6.50
                                                                  ------------       -------------
Outstanding at year end                                              1,689,457           1,110,000         $     7.58
                                                                  ============       =============         ==========
Warrants exercisable at year end                                     1,689,457           1,110,000

Weighted average remaining life                                      2.9 YEARS          2.8 years

CHOICETEL COMMUNICATIONS, INC.
AND SUBSIDIARIES

                                           NOTES TO CONSOLIDATED
                                            FINANCIAL STATEMENTS
                                                     YEARS ENDED
                                      DECEMBER 31, 2000 AND 1999

10.   INCOME TAXES:

                                                  2000             1999
                                              -------------   --------------
Provisions calculated at statutory rates:
    Deferred Benefit:
      Federal                                 $   2,014,000   $      101,000
      State                                         355,000           18,000
                                              -------------   --------------
                                                  2,369,000          119,000
    Valuation allowance                             513,000           53,000
                                              -------------   --------------
                                              $   1,856,000   $       66,000
                                              =============   ==============

The deferred tax asset and deferred tax liability consist of the following at December 31:

                                                   2000             1999
                                              -------------   --------------
Deferred tax asset (liability):

    PRTC settlement                          $      100,000
    Sales tax contingency                                     $      620,000
    Accrued expenses                                 25,000           27,000
    Accrued dial-around compensation                                  32,000
    Depreciation                                   (230,000)        (395,000)
    Amortization                                    425,000           45,000
    Net operating loss carryforward                 981,000           53,000
    Deferred loss on disposal                                        (27,000)
    Impairment loss                               1,138,000
                                              -------------   --------------
                                                  2,439,000          355,000
Valuation allowance                                 566,000           53,000
                                              -------------   --------------
                                              $   1,873,000   $      302,000
                                              =============   ==============

On a consolidated basis, the Company has available loss carryforwards of $1,518,000 expiring in 2020.

Additionally, Advants has federal and state net operation loss carryforwards of $1,414,000 expiring in 2019 and 2020. These carryforwards are available only to offset future income of Advants.

Utilization of the deferred tax asset of $1,873,000 disclosed above is dependent on future taxable profits in excess of profits arising from existing taxable temporary differences. Assets have been recognized based on management's estimate of future taxable income which includes a valuation allowance related to Advants, which has no operating history to determine future use of the net operating loss carryforward.

11.   FINANCIAL INSTRUMENTS:

The Company's financial instruments recorded on the balance sheet include cash, investments, accounts receivable, notes and accounts payable and debt. Because of their short maturity, the carrying amount of cash, investments, accounts receivable and notes and accounts payable approximates fair value. Fair value of long-term debt approximates recorded value based on rates available to the Company for similar terms and maturities.

12.   SUBSEQUENT EVENTS:

In January 2001, Advants borrowed $75,000 from a bank, secured by substantially all of Advants' assets and by personal guarantees of several employees of Advants. The loan was due in April of 2001. The Company has made approximately $18,000 in principal payments and is in default on the outstanding balance.

                       SECURITIES AND EXCHANGE COMMISSION

                                 WASHINGTON D.C.


                          EXHIBIT INDEX TO FORM 10-KSB

                                       OF

                         CHOICETEL COMMUNICATIONS, INC.



                   For the Fiscal Year Ended December 31, 2000

                        Commission File Number: 0-230 17


EXHIBIT  DESCRIPTION
 NO.     ------------
 ---
 3.1     Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 3.1 of the Registrant's Registration Statement on
         Form SB-2; Registration No. 333-29969)

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

10.27**  Agreement for Sale and Purchase of Business Assets with Alpha Telcom,
         Inc., dated March 2000.


   24    Power of Attorney (included on the signature page of this Form 10-KSB)

              ______________________
         *    Management contract or compensatory plan or arrangement.
         **   Filed herewith.
