Form 10QSB
period 2001-03-31
CHOICETEL COMMUNICATIONS INC /MN/
filed 2001-05-15
CIK 1031927

FORM 10-QSB

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2001

Commission file number 0-230 17

CHOICETEL CORPORATION

(Exact name of registrant as specified in its charter)

Minnesota	41-1649949
(State of jurisdiction or	IRS Employer ID No.
incorporation of organization)

15500 Wayzata Blvd., Wayzata, Minnesota	55391
(Address of principal executive offices)	(Zip Code)

Registraint's telephone number, including area code	952-249-1802

N/A
(Former name, former address and former fiscal year if changed from last report)

9724 10th Ave. North, Plymouth, MN	55441
(Former address of principal executive offices)	(Zip Code)

Registrant’s former telephone number, including area code	763-544-1260

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                    Yes   ☒       No   ☐

As of date of filing, the Company has 3,294,481 shares outstanding.

CHOICETEL COMMUNICATIONS, INC.

Form 10-QSB Index
May 15, 2001

Part I:	Financial Information

Item 1.	Financial Statements

Consolidated Balance Sheet - December 31, 2000 and March 31, 2001

Consolidated Statements of Operations - Three months ended March 31, 2000 and 2001

Consolidated Statements of Cash Flows - Three months ended March 31, 2000 and 2001

Notes to Consolidated Financial Statements

Item 2.	Management's Discussion and Analysis

Part II:	Other Information

Item 1.	Legal Proceedings

Item 6.	Exhibits and Reports on Form 8-K

(a) Reports on 8-K

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHOICETEL COMMUNICATIONS, INC.

Date: May 15, 2001	By:	/s/ Jack S. Kohler
Jack S. Kohler
Vice President and Chief Financial Officer

CONDENSED CONSOLIDATED
CHOICETEL COMMUNICATIONS, INC.	BALANCE SHEETS
AND SUBSIDIARIES

		(Unaudited)
	12/31/2000	3/31/2001
Assets:
Current assets:
Cash and cash equivalents	$495,312	$359,749
Investments	2,203,306	2,305,323
Receivables	521,072	646,938
Prepaid and other assets	88,167	47,311
Deferred taxes	1,873,000	1,870,336

Total current assets	5,180,857	5,229,657

Property and equipment, net	239,500	219,986

Net assets of discontinued operations	1,943,228	2,015,343
	$7,363,585	$7,464,986

Liabilities and shareholders' equity:
Current liabilities:
Accounts payable	$1,788,235	$1,657,796
Accrued expenses	207,841	462,462
Notes payable		104,000
Total current liabilities	1,996,076	2,224,258

Shareholders' equity	5,367,509	5,240,728
	$7,363,585	$7,464,986

See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED
CHOICETEL COMMUNICATIONS, INC.	STATEMENTS OF OPERATIONS
AND SUBSIDIARIES	THREE MONTHS ENDED MARCH 31
(Unaudited)

	2001	2000
Revenue	$14,658	$89,861
Cost of sales	65,110	69,153

Gross margin	(50,452)	20,708

Selling, general and administrative expenses	285,006	286,729

Operating loss	(335,457)	(266,021)

Other income (expense)
Investment income	102,017
Interest income, net	5,512	36,488

Loss from continuing operations before income tax benefit	(228,288)	(229,533)

Minority interest		106,408

Income tax expense (benefit)	(91,315)

Loss from continuing operations	(136,973)	(123,125)

Income from discontinued operations (net of $82,713 income tax expense in 2001)	147,966

Net income (loss)	$10,993	$(123,125)

Earnings (loss) per share:
Continuing operations, basic and diluted	$(0.04)	$(0.04)

Discontinued operations, basic and diluted	$0.04	$(0.00)

Net income (loss), basic and diluted	$0.00	$(0.04)

Weighted average number of shares outstanding:

Basic	3,375,935	2,973,466

Diluted	3,375,935	2,973,466

See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED
CHOICETEL COMMUNICATIONS, INC.	STATEMENTS OF CASH FLOWS
AND SUBSIDIARIES	THREE MONTHS ENDED MARCH 31
(UNAUDITED)

	2001	2000
Cash flows from operating activities:
Net income (loss)	$10,993	$(123,125)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Deferred taxes	2,664	39,448
Depreciation and amortization	66,361	1,663
Unrealized gain on investments	(102,017)
Minority interest loss		(106,408)
Changes in operating assets and liabilities:
Receivables	(125,866)	681,353
Prepaid expenses	33,674	(124,591)
Accounts payable	(130,439)	191,413
Refundable income tax		(300,000)
Deferred loss		398,677
Accrued expenses	231,340	(271,439)
Income tax payable		(221,000)
Cash in phones	3,850
Net cash provided by operating activities	(9,440)	165,991

Cash flows from investing activities:
Purchase of equipment	(111,863)	(309,687)
Proceeds from sale of equipment	19,514
Proceeds from sale of equipment and rental contracts		1,960,176
Net cash provided by (used in) investing activities	(92,349)	1,650,489

Cash flows from financing activities:
Collection of subscription receivable		225,000
Issuance of short-term debt	104,000
Repurchase of common stock	(137,774)
Principal payments on long-term debt		(387,475)
Net cash provided by (used in) financing activities	(33,774)	(162,475)

Net increase (decrease) in cash and cash equivalents	$(135,563)	$1,654,005
Cash and cash equivalents, beginning	495,312	2,323,344
Cash and cash equivalents, ending	$359,749	$3,977,349

Supplemental disclosure of cash flow information:
Cash paid for interest	$843	$845
Cash paid for income taxes		$320,000
Common stock issued for accrued expenses		$93,121

See notes to condensed consolidated financial statements.

CHOICETEL COMMUNICATIONS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements

1.          Basis of presentation, nature of business and discontinued operations:

Basis of Presentation:

The condensed consolidated financial statements of the Company for the three-month period ended March 31, 2001 and 2000 have been prepared by the Company without audit by the Company’s independent auditors.  In the opinion of the Company’s management, all adjustments necessary to present fairly the financial position, results of operations, and cash flows of the Company as of March 31, 2001 and for the periods then ended have been made.  Those adjustments consist only of normal and recurring adjustments.  The condensed consolidated balance sheet of the Company as of December 31, 2000 has been derived from the audited consolidated balance sheet of the Company as of that date.

Certain information and note disclosures normally included in the Company’s annual financial statements have been condensed or omitted.  These condensed consolidated financial statements should be read in conjunction with a reading of the financial statements and notes thereto included in the Company Form 10-K annual report for 2000 filed with the Securities and Exchange Commission.

The results of operations for the three month period ended March 31, 2001 are not necessarily indicative of the results to be expected in a full year.

Nature of business:

ChoiceTel Communications, Inc., and Subsidiary (the Company) includes an 80% owned subsidiary, Advants, Inc. (formerly Public Internet Access Holdings Corporation).  The Company was in the business of providing pay phone services in several states and Puerto Rico. In December 1999 pursuant to a shareholders' meeting, the Company decided to sell its pay phone operations.  Advants is in the business of providing public internet access through kiosks located in high traffic areas such as gas stations and supermarkets.  Advants has had minimal revenue since inception and has incurred large expenses for hardware and software development.

Advants’ total liabilities exceed total assets by approximately $1.7 million at December 31, 2000 and $2.0 million at March 31, 2001.  Advants operations in 2001 have substantially decreased and in April 2001 Advants disposed of certain assets to help pay certain creditors.  Choicetel Communications, Inc. does not intend to further fund Advants’ operations and although the results of Advants are consolidated in conformance with generally accepted accounting principles, management believes that Choicetel Communications, Inc.'s financial exposure regarding its subsidiary is generally limited to the amount of its investment in the subsidiary’s stock (see note 4 regarding contingencies).  The condensed balance sheets of Advants as of December 31, 2000 and March 31, 2001 is as follows:
	2001	2000
Property and equipment	$219,986	$239,500
Other assets	3,185	4,200
Total assets	$223,171	$243,700

Payables and accrued expenses	$1,913,805	$1,782,000
Due to Choicetel Communications	276,221	172,000
Equity	(1,966,955)	(1,710,300)
Total liabilities and shareholder equity	$223,171	$243,700

Discontinued operations:

The Company decided to discontinue its pay phone operations in December 1999 (measurement date).  The Company has estimated it will realize an overall gain on the disposal of discontinued operations and accordingly, has not recorded a loss from the measurement date.
The net assets of the discontinued operations consist of the following as of March 31:
	2001	2000
Cash	$81,764	$112,752
Accounts receivable		40,805
Prepaid expenses	147,069	162,502
Property and equipment, net	2,144,276	1,708,246
Deferred loss		970,211
Accrued expenses	(357,766)	(513,558)
	$2,015,343	$2,480,958

2. Property and equipment:
	2001	2000
Office equipment	$18,486	$28,427
Kiosks	151,500	348,724
Accumulated depreciation		(12,402)
	169,986	364,749
In process software	50,000	56,577
	$219,986	$421,326

3. Notes payable:	2001	2000
Note to a bank in the original amount of $75,000, secured by the assets of Advants, Inc. Interest is 11% and is due on April 2, 2001.	$74,000
Note to LS Enterprises, secured by the assets of Advants, Inc. Interest is 20% and was due on March 2, 2001.	30,000
Total	$104,000
	$104,000

4.          Commitments and contingencies:

Phone locations:

The Company rents phone locations from merchants and property owners under varying lease terms, usually ten years, generally cancelable by the Company upon 30 days notice.

Leases:

The Company leases its offices in Puerto Rico under operating leases expiring in May 2001 and has a renewal option. The Company leases its corporate offices in Wayzata, Minnesota under a lease expiring in April 2002.  Rent expense was $40,360 for the year ended December 31, 2000.  The future minimum lease payment is $48,420 for the year ending December 31, 2001.

Advants leases its office space under an operating lease expiring in 2003.  Rent expense was $90,000 for the year ended December 31, 2000.  The future minimum lease payment is $96,000 for the year ending December 31, 2001.

Contingencies:

Puerto Rico line charges:

The Company has an ongoing dispute with the Puerto Rican Telephone Company (PRTC) related to the period March 1998 to July 2000.  Both parties are currently attempting to reconcile outstanding balances but remain in disagreement.  The PRTC, in its most recent written communication, claims the Company owes $250,000.  The Company’s own analysis shows that the PRTC owes the Company a $120,000 refund.  At December 31, 2000 and at March 31, 2001 the Company has accrued a $250,000 liability, which it believes is adequate to resolve this matter.

Dial around Compensation:

The Company receives compensation for dial around activity related to its pay phones.  The rates are set by the Federal Communications Commission and are subject to change both prospectively and retroactively.

5.          Restatement of 2000 statement of operations:

The 2000 statement of operations has been changed to reflect $36,488 of interest income that had previously been included in deferred loss on sale of discontinued operations.

Item 2.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Except for historical information contained in this Report, information contained in this Form 10-KSB contains “forward–looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, which can be identified by the use of forward-looking terminology such as “may”, “will”, “expect”, “plan”, “estimate”, or “continue” or the negative thereof or other variations thereon or comparable terminology.  There are certain important factors that could cause results to differ materially from those anticipated by some of these forward-looking statements, including without limitation, the effects of changes in economic conditions and certain of the “Risk Factors” entitled “Competition,” “Other Regulatory Factors,” “Technological Change and New Services,” “Dependence Upon Third-Party Providers,” “Service Interruptions; Equipment Failures,” “Reliance on Single Brand of Payphones,” and “Reliance on Key Personnel” contained in the Company’s Prospectus dated November 10, 1997 included in the Registration Statement on Form SB-2 filed with the Securities and Exchange Commission (Registration No. 333-29969).  Such “Risk Factors” are incorporated herein by reference.  Investors are cautioned  that all forward-looking statements involve risk and uncertainty.

General

             The Company derives revenue from three principal sources: coin calls, non-coin calls and dial-around calls.  Coin calls represent calls paid for with coins deposited in the telephone.  The Company recognizes coin revenue in the amount deposited.  Non-coin calls are calls charged to a customer credit card or billed to the called party (collect calls). These calls are routed to and processed by an operator service provider (“OSP”). Compensation for Dial-Around calls is paid by long-distance carriers when consumers access a long-distance carrier directly by dialing an access number, or by dialing an 800 number, or by using a non-billable calling card.

             The principal costs related to ongoing operation of the Company’s payphones include telephone line charges, consisting of payments made by the Company to telephone companies and long-distance carriers for access charges and use of their networks; commission payments to Site Providers; and service, repair and maintenance costs.

             The Company’s internet subsidiary (Advants, Inc.) derives revenue from three principal sources: sales of kiosks to third-party venders, user fees collected in cash or credit card at the kiosk, and sponsorship revenues from affiliates, sponsors and advertisers.  All revenue is recognized as received, net of processing charges.  The principal costs related to ongoing operation include telephone line charges, connectivity charges for internet access and commission payments to site providers.

Three months ended March 31, 2001 compared to three months ended March  31, 2000.

Continuing Operations

             The after tax loss on continuing operations, for the three months ended March 31, 2001 was $137,000 compared to a loss of $123,000 for the three months ended March 31, 2000.  Continuing operations includes the effect of consolidating Advants Inc.’s operations with the Company’s other investing activities.  All payphone related activity is reported as discontinued operations.  As long as the Company owns a controlling percentage ownership of Advants, Inc. stock, it will report the consolidated operations as continuing.

             Choicetel has decided to make no additional investments or loans to Advants as it does not believe Advants can successfully access the necessary capital to effectively implement its business model.  Advants is currently looking for additional funding as it is without sufficient working capital to continue operations.

             Advants’ revenues for the period ended March 31, 2001 were $15,000 compared to $90,000 for the period ended March 31, 2000.  User fees were $15,000 in 2001, compared to $4,000 in 2000.  The number of terminals in service increased from 6 to 210.  Revenue in the 2000 period also included $86,000 in equipment sales to a third party vender. The cost of service in the 2001 period was $65,000 compared to $69,000 in 2000, which included $65,000 cost of equipment sold.

             Advants’s SG&A spending in the 2001 period was $285,000 compared to $289,000 in 2000.  Spending was incurred to develop, deploy and support a national network of public access internet terminals.

             During the 2001 period, other income and expense includes $102,000 earned by Choicetel on its investment in Whitebox Arbitrage Trading LLP, and $5,000 interest earned by Choicetel from investing excess cash balances in money market accounts.

Discontinued Operations

             The after tax gain from discontinued operations for the three months ended March 31, 2001 was $148,000 compared to a deferred gain of $175,000 in the 2000 period.  Total Revenue for 2001 was $991,000 compared to $1,060,000 in 2000. The Company operated an average of 1,550 payphones during 2001in Puerto Rico.  This compares to 2,050 phones in 2000, located primarily in Pennsylvania and Puerto Rico.

             During the 2001 period the Company operated an average of 1,550 phones in Puerto Rico compared to 1,100 for the 2000 period.  Revenue from the Puerto Rico route in 2001 was $951,000 compared to $805,000 in 2000.  Puerto Rico coin revenue in the 2001 period was $517,000 compared to $486,000 in 2000, an increase of $31,000 or 6.4%.  This increase was due to the greater number of phones in service; however, the phones did not match, on a per phone basis, the coin revenue of the previous year’s period.  Noncoin commission revenue from operator service providers was $208,000 in 2001 compared to $213,000 in 2000, a decrease of $5,000 or 2.5%. Dial around compensation in 2001 was $226,000 compared to $106,000 in 2000, an increase of $120,000 or 110%.  Dial-around revenue in 2001 includes anticipated remittances from the Puerto Rican Telephone Company, which were not anticipated in the 2000 period.

             Cost of service for the Company was $334,000 in 2001 compared to $444,000 in 2000.  Cost of service for routes disposed of by March 31, 2001 was $104,000 in 2000.

             Cost of service for the Puerto Rico route was $334,000 in 2001, compared to $340,000 in 2000.  Cost of service in 2001 includes telephone line charges of $264,000 compared to $259,000 in 2000.  During 2001 the company recognized the benefit of a reduced tariff for line charges in Puerto Rico.  Cost of service also includes commission to location site providers of $70,000 compared to $80,000 in 2000.

             Sales, General, and Admin (SG&A) was $360,000 in 2001 compared to $737,000 in 2000.  SG&A in 2001 includes $207,000 (57.5%) related to the Puerto Rico route, and $153,000 (42.5%) related to Corporate Overhead.

             Puerto Rico SG&A in 2001 was $207,000 compared to $224,000 in 2000, a decrease of $17,000 or 7.6%.  During 2001, the Company improved its procedures to identify and capitalize SG&A expenses incurred to install phones.

             Corporate SG&A includes the cost of Corporate officers, the Corporate offices, and other recurring expenses related to maintaining the corporate entity, such as directors’ compensation, shareholder services, and audit and reporting expenses.  Corporate SG&A in 2001 was $153,000 compared to $156,000 in 2000.

             EBITDA was $297,000 in 2001 compared to a loss of $122,000 in 2000.  EBITDA from the Puerto Rico route was $410,000 in 2001 compared to $241,000 in 2000.

             Depreciation and amortization totaled $66,000 in 2001 compared to $97,000 in 2000.  During 2000 the Company recognized a $500,000 gain related to settling its sales tax dispute with the Minnesota Department of Revenue.

Three months ended March 31, 2000 compared to three months ended March 31 1999.

             Total revenue for the three months ended March 31, 2000, were $90,000 compared to virtually no activity in the 1999 period.  This revenue was composed of approximately $86,000 in equipment sales to third-party venders and approximately $4,000 in user fees at the company’s 6 kiosks.

             The cost of sales for the three months ended March 31, 2000 were $69,000 representing $65,000 in cost of goods sold and $4,000 in line charges, internet service fees and site provider commissions.  Selling, general and administrative ("SG&A") expenses were $287,000 and were spent to begin implementing the Company’s strategy for public internet access terminals.

             Discontinued operations earned $175,000 in the 2000 period compared to a loss of $99,000 in the 1999 period. Because management estimates that the final disposal of all payphone assets will be a gain, the loss on the discontinued operations is being deferred.

LIQUIDITY AND CAPITAL RESOURCES

             For the three months ended March 31, 2000, the Company's operating activities used $9,000.  Investments in equipment used $112,000. In addition the Company used $138,000 to repurchase its common stock.  Activities were funded with a $19,000 sale of equipment and the issuance of short-term debt of $104,000, resulting in a $136,000 decrease in cash balances.

On July 26, the Board of Directors authorized the Company to repurchase up to 5% of the outstanding common stock of the Company at market rates, and on January 26, 2001 the Board of Directors authorized the Company to repurchase an additional 10% of the outstanding common stock.  From January through May 10 2001, the Company purchased 241,418 shares for $409,508.

Part II - Other Information

Item 1. Legal Proceedings

             In November 2000, a suit was commenced in Hennepin County, Minnesota District Court by TKI Consulting against Advants, Inc. and Choicetel Communications, Inc.  TKI was a software provider to Advants and is suing, for breach of contract, for approximately $750,000.  While Choicetel Communications is not a party to the contract, the plaintiff is seeking to hold the Company liable for the alleged debt of Advants.  Choicetel has answered the complaint and denied the claim.  An additional suit was filed on April 3, 2001 in Ramsey County, Minnesota District Courty by Tomato Land Displays seeking damages in excess of $50,000 from Advants for alleged services provided.  While Choicetel Communications is not a party to the transaction, the plaintiff is seeking to hold the Company liable for the alleged debt of Advants.

Item 6. Reports on Form 8-K

             On February 28, 2001 the Company announced it had ceased further funding on its 80% owned subsidiary and would classify its investments in the subsidiary as impaired at December 31, 2000. The Company also announced that the Board of Directors had authorized the Company to repurchase an additional 10% of its outstanding common stock.