Form 10QSB/A
period 2001-03-31
CHOICETEL COMMUNICATIONS INC /MN/
filed 2001-05-16
CIK 1031927

FORM 10-QSB/A

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2001

Commission file number 0-230 17

CHOICETEL COMMUNICATIONS, INC.

(Exact name of registrant as specified in its charter)

Minnesota	41-1649949
(State of jurisdiction or	IRS Employer ID No.
incorporation of organization)

15500 Wayzata Blvd., Wayzata, Minnesota	55391
(Address of principal executive offices)	(Zip Code)

Registraint's telephone number, including area code	952-249-1802

N/A
(Former name, former address and former fiscal year if changed from last report)

9724 10th Ave. North, Plymouth, MN	55441
(Former address of principal executive offices)	(Zip Code)

Registrant’s former telephone number, including area code	763-278-6889

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

CHOICETEL COMMUNICATIONS, INC.

Date: May 15, 2001	By:	/s/ Jack S. Kohler
Jack S. Kohler
Vice President and Chief Financial Officer

CONDENSED CONSOLIDATED
CHOICETEL COMMUNICATIONS, INC.	BALANCE SHEETS
AND SUBSIDIARIES

		(Unaudited)
	12/31/2000	3/31/2001
Assets:
Current assets:
Cash and cash equivalents	$495,312	$359,749
Investments	2,203,306	2,305,323
Receivables	521,072	646,938
Prepaid and other assets	88,167	47,311
Deferred taxes	1,873,000	1,870,336

Total current assets	5,180,857	5,229,657

Property and equipment, net	239,500	219,986

Net assets of discontinued operations	1,943,228	2,015,343
	$7,363,585	$7,464,986

Liabilities and shareholders' equity:
Current liabilities:
Accounts payable	$1,788,235	$1,657,796
Accrued expenses	207,841	462,462
Notes payable		104,000
Total current liabilities	1,996,076	2,224,258

Shareholders' equity	5,367,509	5,240,728
	$7,363,585	$7,464,986

See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED
CHOICETEL COMMUNICATIONS, INC.	STATEMENTS OF OPERATIONS
AND SUBSIDIARIES	THREE MONTHS ENDED MARCH 31
(Unaudited)

	2001	2000
Revenue	$14,658	$89,861
Cost of sales	65,110	69,153

Gross margin	(50,452)	20,708

Selling, general and administrative expenses	285,006	286,729

Operating loss	(335,457)	(266,021)

Other income (expense)
Investment income	102,017
Interest income, net	5,512	36,488

Loss from continuing operations before income tax benefit	(228,288)	(229,533)

Minority interest		106,408

Income tax expense (benefit)	(91,315)

Loss from continuing operations	(136,973)	(123,125)

Income from discontinued operations (net of $82,713 income tax expense in 2001)	147,966

Net income (loss)	$10,993	$(123,125)

Earnings (loss) per share:
Continuing operations, basic and diluted	$(0.04)	$(0.04)

Discontinued operations, basic and diluted	$0.04	$(0.00)

Net income (loss), basic and diluted	$0.00	$(0.04)

Weighted average number of shares outstanding:

Basic	3,375,935	2,973,466

Diluted	3,375,935	2,973,466

See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED
CHOICETEL COMMUNICATIONS, INC.	STATEMENTS OF CASH FLOWS
AND SUBSIDIARIES	THREE MONTHS ENDED MARCH 31
(UNAUDITED)

	2001	2000
Cash flows from operating activities:
Net income (loss)	$10,993	$(123,125)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Deferred taxes	2,664	39,448
Depreciation and amortization	66,361	1,663
Unrealized gain on investments	(102,017)
Minority interest loss		(106,408)
Changes in operating assets and liabilities:
Receivables	(125,866)	681,353
Prepaid expenses	33,674	(124,591)
Accounts payable	(130,439)	191,413
Refundable income tax		(300,000)
Deferred loss		398,677
Accrued expenses	231,340	(271,439)
Income tax payable		(221,000)
Cash in phones	3,850
Net cash provided by (used in) operating activities	(9,440)	165,991

Cash flows from investing activities:
Purchase of equipment	(111,863)	(309,687)
Proceeds from sale of equipment	19,514
Proceeds from sale of equipment and rental contracts		1,960,176
Net cash provided by (used in) investing activities	(92,349)	1,650,489

Cash flows from financing activities:
Collection of subscription receivable		225,000
Issuance of short-term debt	104,000
Repurchase of common stock	(137,774)
Principal payments on long-term debt		(387,475)
Net cash provided by (used in) financing activities	(33,774)	(162,475)

Net increase (decrease) in cash and cash equivalents	$(135,563)	$1,654,005
Cash and cash equivalents, beginning	495,312	2,323,344
Cash and cash equivalents, ending	$359,749	$3,977,349

Supplemental disclosure of cash flow information:
Cash paid for interest	$843	$845
Cash paid for income taxes		$320,000
Common stock issued for accrued expenses		$93,121

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
	2001 unaudited	2000

Property and equipment	$219,986	$239,500
Other assets	3,185	4,200
Total assets	$223,171	$243,700

Payables and accrued expenses	$1,913,805	$1,782,000
Due to Choicetel Communications	276,221	172,000
Equity	(1,966,955)	(1,710,300)
Total liabilities and shareholder equity	$223,171	$243,700

Discontinued operations:

The Company decided to discontinue its pay phone operations in December 1999 (measurement date).  The Company has estimated it will realize an overall gain on the disposal of discontinued operations and accordingly, has not recorded a loss from the measurement date.
The unaudited net assets of the discontinued operations consist of the following as of March 31:
	2001	2000
Cash	$81,764	$112,752
Accounts receivable		40,805
Prepaid expenses	147,069	162,502
Property and equipment, net	2,144,276	1,708,246
Deferred loss		970,211
Accrued expenses	(357,766)	(513,558)
	$2,015,343	$2,480,958

2. Property and equipment:

The unaudited property and equipment consists of the following at March 31:
	2001	2000
Office equipment	$18,486	$28,427
Kiosks	151,500	348,724
Accumulated depreciation		(12,402)
	169,986	364,749
In process software	50,000	56,577
	$219,986	$421,326

3. Notes payable:	2001 unaudited

Note to a bank in the original amount of $75,000, secured by the assets of Advants, Inc. Interest is 11% and is due on April 2, 2001.	$74,000
Note to LS Enterprises, secured by the assets of Advants, Inc. Interest is 20% and was due on March 2, 2001.	30,000
Total	$104,000

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

Lawsuits:

ChoiceTel, Inc. and Advants have been named in several lawsuits for unpaid bills of Advants, as well as for claims of promissory estoppel and other matters.   The Company intends to defend these lawsuits.  The unpaid bills for these parties, as of December 31, 2000 and March 31, 2001 (unaudited), that are recorded in accounts payable in the financial statements are approximately $1,140,000, although, the Company's liability could extend beyond amounts recorded.  The Company and Advants have no amounts recorded above amounts billed.  Any additional liability, if any, is not determinable.

Dial around Compensation:

The Company receives compensation for dial around activity related to its pay phones.  The rates are set by the Federal Communications Commission and are subject to change both prospectively and retroactively.

5.          Restatement:

The unaudited 2000 statement of operations for the quarter ended March 2000 has been changed to reflect $36,488 of interest income that had previously been included in deferred loss on sale of discontinued operations.  The effect on earnings per share was to decrease the loss per share from $0.05 to $0.04.
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