Form 10QSB
period 2001-06-30
CHOICETEL COMMUNICATIONS INC /MN/
filed 2001-08-20
CIK 1031927

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2001

Commission file number 0-230 17

CHOICETEL COMMUNICATIONS, INC.

(Exact name of registrant as specified in its charter)

Minnesota	41-1649949

(State of jurisdiction or incorporation of organization)	IRS Employer ID No.

15500 Wayzata Blvd., #1029 Wayzata, Minnesota	55391

(Address of principal executive offices)	(Zip Code)

952-249-1802

Registrant’s telephone number, including area code

N/A

Former name, former address and former fiscal year if changed from last report

N/A
(Former address of principal executive offices) (Zip Code)

N/A
Registrant's former telephone number, including area code

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                           Yes    ☒            No   ☐

As of date of filing, the Company has 3,277,981 shares outstanding.

CHOICETEL COMMUNICATIONS, INC.

Form 10-QSB Index
August 20, 2001

Part I: Financial Information

Item 1. Financial Statements

Consolidated Balance Sheet - December 31, 2000 and June 30, 2001

Consolidated Statements of Operations -
Three months ended June 30, 2000 and 2001
Six months ended June 30, 2000 and 2001

Consolidated Statements of Cash Flows - Six months ended June 30, 2000 and 2001

Notes to Consolidated Financial Statements

Item 2. Management's Discussion and Analysis

Part II: Other Information

Item 1. Legal Proceedings

Item 4. Submission of Matters to a Vote of Security Holders

Item 6. Exhibits and Reports on Form 8-K

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHOICETEL COMMUNICATIONS, INC.

Date: August 20, 2001	By:	/s/ Jack S. Kohler

Jack S. Kohler
Vice President and Chief Financial Officer

CONDENSED CONSOLIDATED
CHOICETEL COMMUNICATIONS, INC.	BALANCE SHEETS
AND SUBSIDIARIES

	(Unaudited)
	6/30/2001	12/31/2000

Assets:
Current assets:
Cash and cash equivalents	$383,949	$495,312
Investments	2,344,161	2,203,306
Receivables	467,262	521,072
Prepaid and other assets	64,761	88,167
Deferred taxes	1,147,945	1,873,000

Total current assets	4,408,078	5,180,857

Property and equipment, net		239,500

Net assets of discontinued operations	2,051,871	1,943,228

	$6,459,949	$7,363,585

Liabilities and shareholders' equity:
Current liabilities:
Accounts payable	$21,844	$1,788,235
Accrued expenses	138,208	207,841
Notes payable

Total current liabilities	160,052	1,996,076

Shareholders' equity	6,299,897	5,367,509

	$6,459,949	$7,363,585

See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED
CHOICETEL COMMUNICATIONS, INC.	STATEMENTS OF OPERATIONS
AND SUBSIDIARIES	THREE MONTHS ENDED JUNE 30
(Unaudited)

	2001	2000

Revenue	$4,886	$7,015
Cost of sales	10,000	5,249

Gross margin	(5,114)	1,766

Selling, general and administrative expenses	106,705	452,023

Operating loss	(111,819)	(450,257)

Other income
Investment income	38,838
Interest income, net	3,625	59,730

Loss from continuing operations before income tax benefit	(69,356)	(354,039)

Minority interest		114,197

Income tax expense (benefit)	(27,599)

Loss from continuing operations	(41,757)	(239,842)

Gain on disposal of subsidiary (net of $752,797 income tax expense in 2001)	1,129,196

Income before discontinued operations	1,087,439

Loss from discontinued operations (net of $2,807 income tax benefit in 2001)	(4,209)

Net income (loss)	$1,083,230	$(239,842)

Earnings (loss) per share:
Continuing operations, basic and diluted	$(0.33)	$(0.08)

Discontinued operations, basic and diluted	$0.00	$(0.00)

Net income (loss), basic and diluted	$0.33	$(0.08)

Weighted average number of shares outstanding:
Basic	3,290,574	2,973,466

Diluted	3,290,574	2,973,466

See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED
CHOICETEL COMMUNICATIONS, INC.	STATEMENTS OF OPERATIONS
AND SUBSIDIARIES	SIX MONTHS ENDED JUNE 30
(Unaudited)

	2001	2000

Revenue	$19,544	$96,876
Cost of sales	75,110	74,402

Gross margin	(55,566)	22,474

Selling, general and administrative expenses	391,711	738,752

Operating loss	(447,277)	(716,278)

Other income
Investment income	140,855
Interest income, net	9,137	96,218

Loss from continuing operations before income tax benefit	(297,285)	(620,060)

Minority interest		220,605

Income tax expense (benefit)	(118,914)

Loss from continuing operations	(178,371)	(399,455)

Gain on disposal of subsidiary (net of $752,797 income tax expense in 2001)	1,129,196

Income before discontinued operations	950,825

Income from discontinued operations (net of $79,906 income tax expense in 2001)	143,757

Net income (loss)	$1,094,582	$(399,455)

Earnings (loss) per share:
Continuing operations, basic and diluted	$0.29	$(0.12)

Discontinued operations, basic and diluted	$0.04	$(0.00)

Net income (loss), basic and diluted	$0.33	$(0.12)

Weighted average number of shares outstanding:
Basic	3,333,019	3,213,075

Diluted	3,333,019	3,213,075

See notes to condensed consolidated financial statements

CONDENSED CONSOLIDATED
CHOICETEL COMMUNICATIONS, INC.	STATEMENTS OF CASH FLOWS
AND SUBSIDIARIES	SIX MONTHS ENDED JUNE 30
(UNAUDITED)

	2001	2000

Cash flows from operating activities:
Net income (loss)	$1,094,582	$(495,673)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Deferred taxes	(27,742)	201,755
Depreciation and amortization	145,915	15,946
Unrealized gain on investments	(140,855)
Minority interest loss		(220,605)
Gain on disposal of subsidiary	(1,129,196)
Changes in operating assets and liabilities:
Receivables	53,675	724,594
Cash in phones	2,103
Prepaid and other assets	(63,810)	254,223
Accounts payable	(71,786)	350,621
Refundable income tax		(300,000)
Deferred loss		292,655
Accrued expenses	203,100	(1,354,815)
Income tax payable		(221,000)

Net cash provided by (used in) operating activities	65,986	(752,299)

Cash flows from investing activities:
Purchase of equipment	(136,123)	(1,284,822)
Proceeds from sale of equipment	19,514
Sale of intercompany notes	20,000
Sale of subsidiary	500
Proceeds from sale of equipment and rental contracts		1,960,176

Net cash provided by (used in) investing activities	(96,109)	675,354

Cash flows from financing activities:
Collection of subscription receivable		225,000
Issuance of common stock		2,106,308
Issuance of notes payable	104,000	252,756
Repurchase of common stock	(185,240)
Principal payments on long-term debt		(387,475)

Net cash provided by (used in) financing activities	(81,240)	2,196,589

Net increase (decrease) in cash and cash equivalents	$(111,363)	$2,119,644
Cash and cash equivalents, beginning	495,312	2,323,344

Cash and cash equivalents, ending	$383,949	$4,442,988

Supplemental disclosure of cash flow information:

Cash paid for interest		$843		$845

Cash paid for income taxes	$			$320,000

Common stock issued for accrued expenses	$			$93,121

Goodwill in subsidiary acquired				$956,785

Stock issued under options		$20,000	$

The gain on disposal of subsidiary includes the elimination of the following items:

Accounts payable	1,694,605
Deferred tax	752,797
Accrued expenses	(303,009)
Sale of equipment	(219,986)
Issuance of notes payable	104,000
Receivables	(135)

1,128,696

See notes to condensed consolidated financial statements.

CHOICETEL COMMUNICATIONS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements

1.	Basis of presentation, nature of business and discontinued operations:

Basis of Presentation:
The condensed consolidated financial statements of the Company for the three and six month periods ended June 30, 2001 and 2000 have been prepared by the Company without audit by the Company’s independent auditors. In the opinion of the Company’s management, all adjustments necessary to present fairly the financial position, results of operations, and cash flows of the Company as of June 30, 2001 and for the periods then ended have been made. Those adjustments consist only of normal and recurring adjustments. The condensed consolidated balance sheet of the Company as of December 31, 2000 has been derived from the audited consolidated balance sheet of the Company as of that date.

Certain information and note disclosures normally included in the Company’s annual financial statements have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with a reading of the financial statements and notes thereto included in the Company Form 10-KSB annual report for 2000 filed with the Securities and Exchange Commission.

The results of operations for the six month period ended June 30, 2001 are not necessarily indicative of the results to be expected in a full year.

Nature of business:
ChoiceTel Communications, Inc., and Subsidiary (the Company) included an 80% owned subsidiary, Advants, Inc. (formerly Public Internet Access Holdings Corporation) until May 8, 2001. The Company was in the business of providing pay phone services in several states and Puerto Rico. In December 1999, the Company decided to sell its pay phone operations. Advants was formed to provide public internet access through kiosks located in high traffic areas such as gas stations and supermarkets. Advants has had minimal revenue since inception and has incurred large expenses for hardware and software development. In February 2001, the Company determined to cease funding of Advants and liquidate its investment.

On May 8, 2001, the Company sold its investment in Advants to an unrelated party recording a gain of $1,129,000. For tax purposes the Company intends to make an election, with the concurrence of the purchaser, under Internal Revenue Code Section 338 that allow it to utilize certain loss carry-forwards and tax benefits from the former subsidiary. If such an election is not made, deferred tax assets of approximately $1,332,000 would be charged to the statement of operations.

Discontinued operations:
The Company decided to discontinue its pay phone operations in December 1999. The Company has estimated it will realize an overall gain on the disposal of discontinued operations and accordingly, has not recorded a reserve.

The net assets of the discontinued operations consist of the following as of June 30, 2001 (unaudited) and December 31, 2000:

	2001	2000

Cash	$83,511	$85,614
Prepaid expenses and other assets	227,102	139,887
Property and equipment, net	2,092,028	2,068,183
Accrued expenses	(350,770)	(381,047)

	$2,051,871	$1,943,228

2.          Property and equipment as of December 31, 2000:

Office equipment	$35,000
Kiosks	154,500

189,500
In process software	50,000

$239,500

3.	Commitments and contingencies:

Phone locations:
The Company rents phone locations from merchants and property owners under varying lease terms, usually ten years, generally cancelable by the Company upon 30 days notice.

Leases:
The Company leases its offices in Puerto Rico under operating leases expiring in May 2002 and has a renewal option. The Company leases its corporate offices in Wayzata, Minnesota under a lease expiring in April 2002. Rent expense was $40,360 for the year ended December 31, 2000. The future minimum lease payment is $48,420 for the year ending December 31, 2001.

Contingencies:
Puerto Rico line charges:
The Company has an ongoing dispute with the Puerto Rican Telephone Company (PRTC) related to the period March 1998 to the present. The PRTC claims the Company owes $519,000. The Company’s analysis indicates that the PRTC owes the Company $180,000. At December 31, 2000 and at June 30, 2001 (unaudited) the Company has accrued a $250,000 liability, which it believes is adequate to resolve this matter.

4	Restatement of 2000 statement of operations:
The unaudited statement of operations for the six months ended June 30, 2000 has been changed to reflect $96,218 of interest income which had previously been included in deferred loss on sale of discontinued operations. The effect on earnings per share was to decrease the loss per share from $0.21 to $0.17.

The unaudited statement of operations for the three months ended June 30, 2000 has been changed to reflect $59,730 of interest income which had previously been included in deferred loss on sale of discontinued operations. The effect on earnings per share was to decrease the loss per share from $0.15 to $0.13.

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
             The Company’s formerly 80% owned subsidiary (Advants, Inc.) derived revenue from three principal sources: sales of kiosks to third-party venders, user fees collected in cash or credit card at the kiosk, and sponsorship revenues from affiliates, sponsors and advertisers.  All revenue is recognized as received, net of processing charges.  The principal costs related to ongoing operation include telephone line charges, connectivity charges for internet access and commission payments to site providers.  The Company determined to cease funding Advants and liquidate its investment, and on May 8, 2001, the Company sold its stock in Advants and ceased consolidating Advants operating results as of that date.

Six months ended June 30, 2001 compared to six months ended June  30, 2000.

Continuing Operations
             The after tax loss on continuing operations, for the six months ended June 30, 2001 was $178,000 compared to a loss of $513,500 for the six months ended June 30, 2000.  Continuing operations includes the effect of consolidating Advants Inc.’s operations up until May 8, 2001 with the Company’s other investing activities.  All payphone related activity is reported as discontinued operations.

             Advants’ revenues for the period ended June 30, 2001 were $19,500 compared to $97,000 for the period ended June 30, 2000.  User fees were $20,000 in 2001, compared to $11,000 in 2000.  Revenue in the 2000 period also included $86,000 in equipment sales to a third party vender. The cost of service in the 2001 period was $65,000 compared to $69,000 in 2000, which included $65,000 cost of equipment sold.

             Advants’s SG&A expenses in the 2001 period were $392,000 compared to $739,000 in 2000.  Expenses were incurred to develop, deploy and support a national network of public access internet terminals.

             During the 2001 period, other income and expense includes $141,000 of investment income earned by Choicetel, and $9,000 interest earned by Choicetel from investing excess cash balances in money market accounts.

             The Company recognized a $1,129,000 accounting gain primarily as a result of no longer consolidating Advants’ balance sheet.

Discontinued Operations
             The after tax gain from discontinued operations for the six months ended June 30, 2001 was $144,000 compared to deferred gain of $214,000 in the 2000 period.  Total Revenue for 2001 was $1,690,000 compared to $1,911,000 in 2000. The Company operated an average of 1,550 payphones during 2001in Puerto Rico.  This compares to 1,200 phones in 2000, located primarily in Puerto Rico and Pennsylvania.
             During the 2001 period the Company operated an average of 1,550 phones in Puerto Rico compared to 1,200 for the 2000 period.  Revenue from the Puerto Rico route in 2001 was $1,629,000 compared to $1,650,000 in 2000.  Puerto Rico coin revenue in the 2001 period was $1,013,000 compared to $1,006,000 in 2000, an increase of $7,000 or 0.7%.  This increase was due to the greater number of phones in service; however, the phones did not match, on a per phone basis, the coin revenue of the previous year’s period.  Noncoin commission revenue from operator service providers was $388,000 in 2001 compared to $421,000 in 2000, a decrease of $33,000 or 7.8%. Dial around compensation in 2001 was $229,000 compared to 223,000 in 2000, a decrease of $6,000 or 2.7%.
             Cost of service for the Company was $632,000 in 2001 compared to $771,000 in 2000.  Cost of service for routes disposed of by June 30, 2001 was $96,000 in 2000.
             Cost of service for the Puerto Rico route was $632,000 in 2001, compared to $675,000 in 2000.  Cost of service in 2001 includes telephone line charges of $494,000 compared to $521,500 in 2000.  Cost of service also includes commission to location site providers of $137,000 compared to $153,000 in 2000.
             Sales, General, and Admin (SG&A) was $700,000 in 2001 compared to $1,069,000 in 2000.  SG&A in 2001 includes $376,000 (53.7%) related to the Puerto Rico route, and $326,000 (46.3%) related to Corporate Overhead.
             Puerto Rico SG&A in 2001 was $376,000 compared to $370,000 in 2000, an increase of $6,000 or 1.6%.
             Corporate SG&A includes the cost of corporate officers, the corporate offices, and other recurring expenses related to maintaining the corporate entity, such as directors’ compensation, shareholder services, and audit and reporting expenses.  Corporate SG&A in 2001 was $326,000 compared to $584,000 in 2000.
             EBITDA was $297,000 in 2001 compared to $71,000 in 2000.  EBITDA from the Puerto Rico route was $621,000 in 2001 compared to $604,000 in 2000.
             Depreciation and amortization totaled $146,000 in 2001 compared to $155,000 in 2000.  During 2000 the Company recognized a $500,000 gain related to settling its sales tax dispute with the Minnesota Department of Revenue.

Three months ended June 30, 2001 compared to three months ended June 30, 2000.

Continuing Operations
             The after tax loss on continuing operations, for the three months ended June 30, 2001 was $42,000 compared  to a loss of $240,000 for the three months ended June 30, 2000.  Continuing operations includes the effect of consolidating Advants Inc.'s operations up until May 8, 2001, with the Company's other investing activities.
             Advants' revenues for the period ended June 30, 2001 were $5,000 compared to $7,000 for the period ended June 30, 2000.  The cost of service in the 2001 period was $10,000 compared to $5,000 in 2000.  Advants' SG&A spending in the 2001 period was $106,000 compared to $452,000 in 2000.  Spending was incurred to develop, deploy and support a national network of public access internet terminals.
             During the 2001 period, other income and expense includes $39,000 Choicetel earned on its investments, and $3,500 interest earned by Choicetel from investing excess cash balances in money market accounts.
             The Company recognized a $1,129,000 accounting gain as a result of no longer consolidating Advants' balance sheet.

Discontinued Operations
             The after tax loss from discontinued operations for the three months ended June 30, 2001 was $4,000 compared to deferred gain of $75,500 in the 2000 period.  Total Revenue for 2001 was $699,000 compared to $851,000 in 2000.  The Company operated an average of 1,550 payphones during 2001 in Puerto Rico. This compares to 1,250 phones in 2000.  Cost of service for the Company was $298,000 in 2001 compared to $327,000 in 2000.
             Sales, General, and Admin (SG&A) was $340,000 in 2001 compared to $332,000 in 2000.  SG&A in 2001 includes $169,000 (49.7%) related to the Puerto Rico route, and $173,000 (50.3%) related to Corporate Overhead.  Depreciation and amortization totaled $80,000 in 2001 compared to $58,000 in 2000.

Six months ended June 30, 2000 compared to six months ended June 30 1999.
             Total revenue for the six months ended June 30, 2000, was $97,000 compared to virtually no activity in the 1999 period.  This revenue was composed of approximately $86,000 in equipment sales to third-party venders and approximately $11,000 in user fees at the company’s kiosks.
             The cost of sales for the six months ended June 30, 2000 were $74,000 representing $60,000 in cost of goods sold and $14,000 in line charges, internet service fees and site provider commissions.  Selling, general and administrative ("SG&A") expenses were $739,000 and were spent to begin implementing the Company’s strategy for public internet access terminals.
             Discontinued operations earned $310,000 in the 2000 period compared to a loss of $59,000 in the 1999 period. Because management estimates that the final disposal of all payphone assets will be a gain, the loss on the discontinued operations is being deferred until final disposal has been completed.

LIQUIDITY AND CAPITAL RESOURCES
             For the six months ended June 30, 2001, the Company's operating activities provided $66,000.  Equipment purchases cost $136,000.  In addition the Company expended $185,000 to repurchase its common stock.  Activities were funded with a $19,000 sale of equipment and the issuance of short-term debt (by Advants) of $104,000, the sale of the Company’s stock in Advants provided $500 and the sale of intercompany debts provided $20,000, resulting in a $111,000 decrease in cash balances.

             On July 26, 2000 the Board of Directors authorized the Company to repurchase up to 5% of the outstanding common stock of the Company at market rates, and on January 26, 2001 the Board of Directors authorized the Company to repurchase an additional 10% of the outstanding common stock.  Through August 10, 2001, the company purchased 267,918 shares for $443,700.

Part II  - Other Information

Item 1. Legal Proceedings

In November 2000, a suit was commenced in Hennepin County, Minnesota District Court by TKI Consulting against Advants, Inc. and the Company.  TKI was a software provider to Advants and seeks recovery of approximately $750,000 for alleged breach of contract.  While the Company is not a party to the contract, the plaintiff is seeking to hold the Company liable for the alleged debt of Advants. The Company is defending the action.

An additional suit was filed on April 3, 2001in Ramsey County, Minnesota District Court by Tomato Land Displays seeking damages in excess of $50,000 from Advants for alleged services provided.  While the Company is not a party to the transaction, the plaintiff is seeking to hold the Company liable for the alleged debt of Advants. The Company is defending the action.

An additional suit was filed on June 4, 2001in Hennepin County, Minnesota District Court by Leaf Industries,  seeking damages in excess of $50,000 from Advants for alleged services provided.  While the Company is not a party to the transaction, the plaintiff is seeking to hold the Company liable for the alleged debt of Advants. The Company is defending the action.

The Company has not accrued any amounts relating to these items, since in management's view, the likelyhood of an unfavorable outcome in any of these matters is remote.

Item 4.	Submission of Matters to a Vote of Security Holders

a.	An annual meeting of shareholders was held on July 23, 2001. There were 3,278,081 shares of common stock entitled to vote at the meeting and a total of 2,316,288 shares or 70.66% were represented at the meeting.
b.	The meeting resulted in the reelection of the following directors as follows:

Nominee	For	Against

Gary S. Kohler	2,311,388	4,900
Jeffrey R. Paletz	2,311,388	4,900
Robert A. Hegstrom	2,280,688	35,600
Mike Wigley	2,280,688	35,600

Item 6.	Reports on Form 8-K

None