Form 10QSB
period 2001-09-30
CHOICETEL COMMUNICATIONS INC /MN/
filed 2001-11-14
CIK 1031927

FORM 10-QSB

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2001

Commission file number 0-230 17

CHOICETEL COMMUNICATIONS, INC.

(Exact name of registrant as specified in its charter)

Minnesota	41-1649949
(State of jurisdiction or incorporation of organization)	IRS Employer ID No.

15500 Wayzata Blvd., #1029 Wayzata, Minnesota	55391
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code  952-249-1801

N/A
(Former name, former address and former fiscal
year if changed from last report)

N/A
(Former address of principal executive offices)	(Zip Code)

Registrant’s former telephone number, including area code  N/A

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

As of date of filing, the Company has 3,036,735 shares outstanding.

CHOICETEL COMMUNICATIONS, INC.

Form 10-QSB Index

November  14, 2001

Part I:  Financial Information

Item 1.  Financial Statements

Consolidated Balance Sheet -

December 31, 2000 and September 30, 2001

Consolidated Statements of Operations -

Three months ended September 30, 2000 and 2001

Nine months ended September 30, 2000 and 2001

Consolidated Statements of Cash Flows -

Nine months ended September 30, 2000 and 2001

Notes to Consolidated Financial Statements

Item 2.  Management's Discussion and Analysis

Part II:  Other Information

Item 1.  Legal Proceedings

Item 6.  Exhibits and Reports on Form 8-K

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHOICETEL COMMUNICATIONS, INC.

Date: November 14, 2001	By:	/s/ Jack S. Kohler
Jack S. Kohler
Vice President and Chief Financial Officer

CHOICETEL COMMUNICATIONS, INC.

AND SUBSIDIARIES

CONDENSED  CONSOLIDATED

 BALANCE SHEETS

		(Unaudited)
	12/31/2000	9/30/2001
Assets:
Current assets:
Cash and cash equivalents	$495,312	$343,026
Investments	2,203,306	2,398,982
Receivables	521,072	464,755
Prepaid and other assets	88,167	8,316
Deferred taxes	1,873,000	1,031,694

Total current assets	5,180,857	4,246,773

Property and equipment, net	239,500

Net assets of discontinued operations	1,943,228	2,197,491
	$7,363,585	$6,444,264

Liabilities and shareholders' equity:
Current liabilities:
Accounts payable	$1,788,235	$37,153
Accrued expenses	207,841	154,270
Total current liabilities	1,996,076	191,423

Shareholders' equity	5,367,509	6,252,841

	$7,363,585	$6,444,264

See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED

STATEMENTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30

(Unaudited)

	2000	2001

Revenue	$26,177	$
Cost of sales	32,627

Gross margin	(6,450)

Selling, general and administrative expenses	590,609

Operating loss	(597,059)

Other income
Investment income	27,532	54,820
Interest income, net	11,068	3,359

Income (loss) from continuing operations before income tax benefit	(558,459)	58,179

Minority interest	168,949

Income tax expense		23,272

Income (loss) from continuing operations	(389,510)	34,907

Income from discontinued operations (net of $92,979 income tax in 2001)		139,468

Net income (loss)	$(389,510)	$174,375

Earnings (loss) per share:
Continuing operations, basic and diluted	$(0.11)	$0.01

Discontinued operations, basic and diluted	$(0.00)	$0.04

Net income (loss), basic and diluted	$(0.11)	$0.05

Weighted average number of shares outstanding:
Basic	3,535,899	3,219,187

Diluted	3,535,899	3,219,187

See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED

STATEMENTS OF OPERATIONS

NINE MONTHS ENDED SEPTEMBER 30

(Unaudited)

	2000	2001

Revenue	$123,053	$19,544
Cost of sales	107,029	75,110

Gross margin	16,024	(55,566)

Selling, general and administrative expenses	1,329,361	391,710

Operating loss	(1,313,337)	(447,276)

Other income
Investment income	27,532	195,675
Interest income, net	99,657	12,496

Loss from continuing operations before income tax benefit	(1,186,148)	(239,105)

Minority interest	389,554

Income tax (benefit)		(95,642)

Loss from continuing operations	(796,594)	(143,463)

Gain on disposal of subsidiary (net of $752,797 income tax expense in 2001)		1,129,196

Income (loss) before discontinued operations	(796,594)	985,733

Income from discontinued operations (net of $ 172,885 income tax expense in 2001)		283,225

Net income (loss)	$(796,594)	$1,268,958

Earnings (loss) per share:
Continuing operations, basic and diluted	$(0.24)	$0.30

Discontinued operations, basic and diluted	$(0.00)	$0.09

Net income (loss), basic and diluted	$(0.24)	$0.39

Weighted average number of shares outstanding:
Basic	3,322,310	3,282,883

Diluted	3,322,310	3,282,883

See notes to condensed consolidated financial statements

CONDENSED CONSOLIDATED

STATEMENTS OF CASH FLOWS

NINE MONTHS ENDED SEPTEMBER 30

(UNAUDITED)

	2000	2001
Cash flows from operating activities:
Net income (loss)	$(796,594)	$1,268,958
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Deferred taxes	82,792	88,509
Depreciation and amortization	278,237	216,102
Stock based compensation issued		21,000
Unrealized gain on investments	(27,532)	(195,676)
Minority interest loss	(389,554)
Accounting gain on consolidation		(1,129,196)
Changes in operating assets and liabilities:
Receivables	1,089,328	56,182
Cash in phones		3,583
Prepaids and other assets	201,595	9,380
Accounts payable	601,113	(56,477)
Deferred loss	(682,760)
Accrued expenses	(637,490)	(1,732)
Income tax payable	(221,000)
Net cash provided by (used in) operating activities	(501,865)	280,633

Cash flows from investing activities:
Purchase of equipment	(2,794,705)	(140,759)
Investments	(2,000,000)
Sale of intercompany notes		20,000
Sale of stock of subsidiary		500
Proceeds from sale of equipment and rental contracts	2,091,889	19,514
Net cash (used in) investing activities	(2,702,816)	(100,745)

Cash flows from financing activities:
Collection of subscription receivable	275,000
Issuance of common stock	2,106,308
Issuance of notes payable	252,756	104,000
Repurchase of common stock		(436,174)
Principal payments on long-term debt	(815,231)
Net cash provided by (used in) financing activities	1,818,833	(332,174)

Net (decrease) in cash and cash equivalents	$(1,385,848)	$(152,286)
Cash and cash equivalents, beginning	2,323,344	495,312
Cash and cash equivalents, ending	$937,495	$343,026
Supplemental disclosure of cash flow information:
Cash paid for interest	$5,042	$843
Cash paid for income taxes	$320,000	$
Common stock issued for accrued expenses	$93,121	$
Goodwill in subsidiary acquired	$1,061,677	$
Stock issued under options	$	$20,000

The consolidation change adjustment includes the elimination of the following items:

Accounts payable		1,694,605
Deferred tax		(752,797)
Accrued expenses		303,009
Sale of equipment		(219,986)
Issuance of notes payable		104,000
Receivables		(135)
		1,128,696

See notes to condensed consolidated financial statements.

CHOICETEL COMMUNICATIONS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

1.       Basis of presentation, nature of business and discontinued operations:

Basis of Presentation:

The condensed consolidated financial statements of the Company for the three and nine month periods ended September 30, 2001 and 2000 have been prepared by the Company without audit by the Company’s independent auditors.  In the opinion of the Company’s management, all adjustments necessary to present fairly the financial position, results of operations, and cash flows of the Company as of September 30, 2001 and for the periods then ended have been made.  Those adjustments consist only of normal and recurring adjustments.  The condensed consolidated balance sheet of the Company as of December 31, 2000 has been derived from the audited consolidated balance sheet of the Company as of that date.

Certain information and note disclosures normally included in the Company’s annual financial statements have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with a reading of the financial statements and notes thereto included in the Company’s Form 10-KSB annual report for 2000 filed with the Securities and Exchange Commission.

The results of operations for the nine month period ended September 30, 2001 are not necessarily indicative of the results to be expected in a full year.

Nature of business:

ChoiceTel Communications, Inc., and Subsidiaries (the Company) included an 80% owned subsidiary, Advants, Inc. (formerly Public Internet Access Holdings Corporation) until May 8, 2001.  The Company was in the business of providing pay phone services in several states and Puerto Rico. In December 1999 the Company decided to sell its pay phone operations.  Advants was formed to provide public internet access through kiosks located in high traffic areas such as gas stations and supermarkets.  Advants had minimal revenue and incurred large expenses for hardware and software development.  In February 2001, the Company decided to cease funding Advants and liquidate its investment.

On May 8, 2001, the Company sold its investment in Advants to an unrelated party recording a gain of $1,129,000.  For tax purposes the company intends to make an election, with the concurrence of the purchaser, under Internal Revenue Code Section 338 that allows it to utilize certain loss carry-forwards and tax benefits from the former subsidiary.  If such an election is not made, deferred tax assets of approximately $1,332,000 would be charged to the statement of operations.

Discontinued operations:

The Company decided to discontinue its pay phone operations in December 1999.  The Company has estimated it will realize an overall gain on the disposal of discontinued operations and accordingly, has not recorded a loss from the measurement date.

The net assets of the discontinued operations consist of the following as of September 30, 2001 (unaudited) and December 31, 2000:

	2001	2000
Cash	$82,031	$85,614
Prepaids and other assets	210,358	170,478
Property and equipment, net	2,034,978	2,068,183
Accrued expenses	(129,876)	(381,047)
	$2,197,491	$1,943,228

2.       Property and equipment as of December 31, 2000:

Office equipment	$35,000
Kiosks	154,500

189,500
In process software	50,000
$239,500

3.       Commitments and contingencies:

Phone locations:

The Company rents phone locations from merchants and property owners under varying lease terms, usually ten years, generally cancelable by the Company upon 30 days notice.

Leases:

The Company leases its offices in Puerto Rico under operating leases expiring in April 2002 and has a renewal option. The Company leases its corporate offices in Wayzata, Minnesota under a lease expiring in April 2002.  Rent expense was $40,360 for the year ended December 31, 2000.  The future minimum lease payment is $48,420 for the year ending December 31, 2001.

Contingencies:

Puerto Rico line charges:

The Company has an ongoing dispute with the Puerto Rican Telephone Company (PRTC) related to the period March 1998 to the present.  At December 31, 2000 the Company had accrued a $250,000 liability to resolve this matter.  As a result of progress in direct negotiations with the PRTC, at September 30 the accrued liability was eliminated.

4      Restatement of 2000 statement of operations:

The unaudited statement of operations for the nine months ended September 30, 2000 has been changed to reflect $127,189 of other income which had previously been included in deferred loss on sale of discontinued operations. The effect on earnings per share was to decrease the loss per share from $0.28 to $0.24.

The unaudited statement of operations for the three months ended September 30, 2000 has been changed to reflect $38,600 of other income which had previously been included in deferred loss on sale of discontinued operations.  The effect on earnings per share was to decrease the loss per share from $0.12 to $0.11.

5.       Legal Proceedings

In November 2000, a suit was commenced in Hennepin County, Minnesota District Court by TKI Consulting against Advants, Inc. and the Company. TKI was a software provider to Advants and sued, for breach of contract, for approximately $750,000.  While the Company was not a party to the contract, the plaintiff was seeking to hold the Company liable for the alleged debt of Advants.  On August 31, 2001 the Company received a summary judgement ruling in its favor on TKI’s claims to pierce the corporate veil. Parties subsequently settled TKI’s promissory estoppel claim.

An additional suit was filed on April 3, 2001in Ramsey County, Minnesota District Court by Tomato Land Displays seeking damages in excess of $50,000 from Advants for alleged services provided.  While the Company was not a party to the transaction, the plaintiff was seeking to hold the Company liable for the alleged debt of Advants.  Tomato Land subsequently agreed to dismiss this action and pursue its claims in the Leaf Industries claim, discussed below.

An additional suit was filed on June 4, 2001in Hennepin County, Minnesota District Court by Leaf Industries, seeking to pierce the corporate veil, hold Choicetel responsible for Advants’ debts, and seeking damages in excess of $50,000 from Advants for alleged services provided.  Tomato Land Displays is also a defendant in this action and has filed cross claims against Choicetel in this action. The Company is defending the action.

The Company has not accrued any amounts relating to these items, since in management’s view, an unfavorable outcome is unlikely.

6.     Subsequent Events:

On November 5, 2001 the Company and the PRTC signed a negotiated settlement whereby the PRTC acknowledged that the Company had paid all line charges through June 30, 2001.  The settlement also acknowledged that Choicetel was owed a refund related to various rate reductions ordered by the Puerto Rico Telecommunications Regulatory Board and was also owed a refund related to various overcharges paid by Choicetel. The total refund settled upon was $325,000, which will be recognized when received.

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

The Company’s formerly 80% owned subsidiary (Advants, Inc.) derived revenue from three principal sources: sales of kiosks to third-party venders, user fees collected in cash or credit card at the kiosk, and sponsorship revenues from affiliates, sponsors and advertisers.  All revenue was recognized as received, net of processing charges.  The principal costs related to ongoing operation included telephone line charges, connectivity charges for internet access and commission payments to site providers.  In February 2001, the Company decided to cease funding Advants and to liquidate its investment, and on May 8, 2001, the Company sold its stock in Advants for a nominal amount and ceased consolidating Advants operating results as of that date.

Nine months ended September 30, 2001 compared to nine months ended September 30, 2000.

Continuing Operations

                The after tax loss on continuing operations, for the nine months ended September 30, 2001 was $143,000 compared to a loss of $797,000 for the nine months ended September 30, 2000.  Continuing operations includes the effect of consolidating Advants Inc.’s operations up until May 8, 2001 with the Company’s other investing activities. All payphone related activity is reported as discontinued operations.

                Advants’ revenues for the period ended September 30, 2001 were $20,000 compared to $123,000 for the period ended September 30, 2000.  User fees were $20,000 in 2001, compared to $37,000 in 2000.  Revenue in the 2000 period also included $86,000 in equipment sales to a third party vendor. The cost of service in the 2001 period was $75,000 compared to $107,000 in 2000, which included $65,000 cost of equipment sold.

                Advants’ SG&A expenses in the 2001 period were $392,000 compared to $1,329,000 in 2000.  Expenses were incurred to develop, deploy and support a national network of public access internet terminals.

                During the 2001 period, other income and expense includes $196,000 earned by Choicetel on investments and $12,000 interest earned in money market accounts.

The Company recognized an after-tax $1,129,000 accounting gain as a result of selling its shares in Advants and no longer consolidating Advants’ balance sheet.

Discontinued Operations

                The after tax gain from discontinued operations for the nine months ended September 30, 2001 was $283,000 compared to deferred loss of $40,000 in the 2000 period.  Total Revenue for 2001 was $2,483,000 compared to $3,021,000 in 2000. The Company operated an average of 1,500 payphones during 2001in Puerto Rico.  This compares to 1,300 phones in 2000, located primarily in Puerto Rico and Pennsylvania.  Revenue on routes disposed of by September 30, 2001 was $64,000 in 2001 compared to $289,000 in 2000.

During the 2001 period the Company operated an average of 1,500 phones in Puerto Rico compared to 1,250 for the 2000 period.  Revenue from the Puerto Rico route in 2001 was $2,419,000 compared to $2,732,000 in 2000. Puerto Rico coin revenue in the 2001 period was $1,517,000 compared to $1,512,000 in 2000, a decrease of $5,000 or 0.3%.  Though the decrease is small, in 2001 the phones did not match, on a per phone basis, the coin revenue of the previous year’s period.  Noncoin commission revenue from operator service providers was $554,000 in 2001 compared to $683,000 in 2000, a decrease of $129,000 or 18.8%.  Dial around compensation in 2001 was $347,000 compared to 537,000 in 2000, a decrease of $190,000 or 35.4%.

Cost of service for the Company was $656,000 in 2001 compared to $1,045,000 in 2000.  Cost of service for routes disposed of by September 30, 2001 was $8,000 in 2001 and $136,000 in 2000

Cost of service for the Puerto Rico route was $649,000 in 2001, compared to $909,000 in 2000.  Cost of service in 2001 includes telephone line charges of $456,000 compared to $687,000 in 2000.  During 2001, the Company reduced accrued line charge expense by $215,000 to reflect progress in its ongoing dispute with PRTC.  This gain was charged against telephone line charges.  Without the effect of this gain, telephone line charges in Puerto Rico decreased by $16,000.  Cost of service also includes commission to location site providers of $193,000 compared to $222,000 in 2000.

SG&A was $1,153,000 in 2001 compared to $1,491,000 in 2000.  SG&A in 2001 includes $574,000 (49.8%) related to the Puerto Rico route, and $579,000 (50.2%) related to Corporate Overhead.

Puerto Rico SG&A in 2001 was $574,000 compared to $547,000 in 2000, an increase of $20,000 or 3.6%.

Corporate SG&A includes the cost of corporate officers, the corporate offices, and other recurring expenses related to maintaining the corporate entity, such as directors’ compensation, shareholder services, and audit and reporting expenses.  Corporate SG&A in 2001 was $579,000 compared to $783,000 in 2000.

EBITDA was $672,000 in 2001 compared to $717,000 in 2000.  EBITDA from the Puerto Rico route was $981,000 in 2001 compared to $1,275,000 in 2000.

Depreciation and amortization totaled $216,000 in 2001 compared to $253,000 in 2000.  During 2000 the Company recognized a $500,000 gain related to settling its sales tax dispute with the Minnesota Department of Revenue.

Three months ended September 30, 2001 compared to three months ended September  30, 2000.

Continuing Operations

                The after tax gain on continuing operations, for the three months ended September 30, 2001 was $35,000 compared to a loss of $390,000 for the three months ended September 30, 2000.  Continuing operations includes the effect of consolidating Advants Inc.’s operations up until May 8, 2001,with the Company’s other investing activities.

                During the 2001 period, other income and expense includes investment income $55,000 earned by Choicetel on its investments, and $3,000 interest earned by Choicetel from investing excess cash balances in money market accounts.

Discontinued Operations

                The after tax gain from discontinued operations for the three months ended September 30, 2001 was $139,000 compared to deferred gain of $100,000 in the 2000 period.  Total Revenue for 2001 was $793,000 compared to $1,110,000 in 2000. The Company operated an average of 1,500 payphones during 2001in Puerto Rico.  This compares to 1,350 phones in 2000.  Cost of service for the Company was $25,000 in 2001 compared to $274,000 in 2000.  During 2001, the Company reduced accrued line charge expense by $215,000 to reflect progress in its ongoing dispute with PRTC.  This gain was charged against telephone line charges.  Without the effect of this gain, cost of service decreased by $24,000.

                Sales, General, and Admin (SG&A) was $453,000 in 2001 compared to $422,000 in 2000.  SG&A in 2001 includes $198,000 (43.7%) related to the Puerto Rico route, and $255,000 (56.3%) related to Corporate Overhead.  Depreciation and amortization totaled $70,000 in 2001 compared to $98,000 in 2000.

Nine months ended September 30, 2000 compared to nine months ended September 30, 1999.

                Total revenue for the nine months ended September 30, 2000, were $123,000 compared to virtually no activity in the 1999 period.  This revenue includes approximately $76,000 in equipment sales to third-party venders and approximately $19,000 in user fees at the company's kiosks.

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

Three months ended September 30, 2000 compared to three months ended September 30, 1999.

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

LIQUIDITY AND CAPITAL RESOURCES

                For the nine months ended September 30, 2001, the Company's operating activities provided $281,000.  Equipment purchases cost $141,000.  In addition the Company expended $436,000 to repurchase its common stock.  Activities were funded with a $19,000 sale of equipment and the issuance of short-term debt (by Advants) of $104,000, the sale of the Company’s stock in Advants provided $500 and the sale of intercompany debts provided $20,000, resulting in a $152,000 decrease in cash balances.

                On July 26 2000, the Board of Directors authorized the Company to repurchase up to 5% of the outstanding common stock of the Company at market rates, on January 26, 2001 the Board of Directors authorized the Company to repurchase an additional 10% of the outstanding common stock, and on September 25, 2001 the Board of Directors authorized the Company to repurchase an additional 5% of the outstanding common stock.  Through October 14, 2001, the company purchased 519,000 shares for $695,000.

Part II  - Other Information

Item 1. Legal Proceedings

In November 2000, a suit was commenced in Hennepin County, Minnesota District Court by TKI Consulting against Advants, Inc. and the Company.  TKI was a software provider to Advants and sued, for breach of contract, for approximately $750,000.  While the Company was not a party to the contract, the plaintiff was seeking to hold the Company liable for the alleged debt of Advants.  On August 31, 2001 the Company received a summary judgement ruling in its favor on TKI’s claims to pierce the corporate veil.  Parties subsequently settled TKI’s promissory estoppel claim.

An additional suit was filed on April 3, 2001in Ramsey County, Minnesota District Court by Tomato Land Displays seeking damages in excess of $50,000 from Advants for alleged services provided.  While the Company was not a party to the transaction, the plaintiff was seeking to hold the Company liable for the alleged debt of Advants.  Tomato Land subsequently agreed to dismiss this action and pursue its claims in the Leaf Industries claim, discussed below.

An additional suit was filed on June 4, 2001in Hennepin County, Minnesota District Court by Leaf Industries, seeking to pierce the corporate veil, hold Choicetel responsible for Advants’ debts, and seeking damages in excess of $50,000 from Advants for alleged services provided.  Tomato Land Displays is also a defendant in this action and has filed cross claims against Choicetel in this action. The Company is defending the action.

The Company has not accrued any amounts relating to these items, since in management’s view, an unfavorable outcome is unlikely.

Item 6.  Reports on Form 8-K

On August 15, 2001 the Company announced the NASDAQ notified the Company that its common stock had failed to maintain the required $1,000,000 minimum market value of public float.  The Company also announced it had filed with the SEC for a 5-day extension to file its second quarter 10-Q.