Form 10KSB
period 2001-12-31
CHOICETEL COMMUNICATIONS INC /MN/
filed 2002-03-29
CIK 1031927

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10–KSB

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2001

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 0-230 17

CHOICETEL COMMUNICATIONS, INC.

(Name of small business issuer in its charter)

Minnesota	41-1649949
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

15500 Wayzata Blvd. #1029 Wayzata, MN 55391
(Address of principal executive offices)

Issuer’s telephone number:	(952) 249-1801

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Title of each class:	Name of each exchange on which registered:
Common Stock, $.01 par value	The NASDAQ SmallCap Market
Redeemable Warrant	The NASDAQ SmallCap Market

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒  No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

The revenues for ChoiceTel Communications, Inc. for the fiscal year ended December 31, 2001 were $3,807,325.

The aggregate market value of the voting and non-voting common equity held by non–affiliates as of March 15, 2002, based on the closing sale price of the Common Stock on such date as reported on the NASDAQ SmallCap Market, was $2,233,543.

On March 15, 2002, the Company had outstanding 3,036,735 shares of Common Stock, par value $.01 per share.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Form SB-2, Registration Number 333-29969, are incorporated by reference into Part II of this Form 10-KSB.

Transitional Small Business Disclosure Format (Check one):   Yes ☐;   No ☒

Any statements contained in this Form 10KSB that are not historical facts are forward-looking statements.  In particular, statements using the words “will,” “plans,” “expects,” “believes,” “anticipates,” or like terms are by their nature predictions based upon current plans, expectations, estimates, and that could significantly affect outcomes, which may differ materially from the forward-looking statements.  Specific risks applicable to such forward-looking statements include risks associated with the failure to conclude any proposed agreement and/or changing conditions in the marketplace.  Other risks and uncertainties associated with the business of ChoiceTel may be reviewed in ChoiceTel’s public filings on Form 10-Q and Form 10-K.  Those documents are publicly on file with the U.S. Securities and Exchange Commission.

PART I

ITEM 1.     DESCRIPTION OF BUSINESS

General

ChoiceTel Communications, Inc. (the “Company”) was formed as a Minnesota corporation in 1989. The Company installed its first payphones in early 1990 and as of December 31, 2001, had an installed phone base of approximately 1,450 payphones in Puerto Rico.

In 1999 the Choicetel Board of directors concluded that the pay telephone industry was no longer a growth industry and in order to successfully compete in the business, a provider must be significantly larger than the Company in order to take advantage of economies of scale.  Management determined that the Company lacked the resources to achieve the size necessary to improve its economies of scale and obtained Shareholder approval to sell its payphone assets.  Accordingly, by December 31, 2001 the Company completed sales of approximately 4,000 payphones leaving 1,500 phones located in Puerto Rico.  The Company intends to divest the Puerto Rico phones during 2002, although there can be no assurances that an acceptable transaction will be completed.

During 2000 the Company invested $3,331,000 in a majority owned subsidiary, Advants, Inc. Advants attempted to develop a profitable model for employing internet access terminals. Additionally, during November and December of 2001, the Company loaned approximately $175,000 to Advants.  In May 2001, the Company sold its investment in Advants.  The Company’s financial statements included the consolidated results of operations of Advants, Inc. up to the date of sale.

On February 28, 2002, the Company announced that it had entered into an Agreement and Plan of Reorganization (the “Merger Agreement”), dated as of February 27, 2002, with Sontra Medical, Inc., a Delaware corporation.  Pursuant to the Merger Agreement, the Company’s recently incorporated, wholly-owned subsidiary, CC Merger Corp. (“Merger Sub”), a Delaware corporation, will merge with and into Sontra Medical.  Sontra Medical will be the surviving corporation and become a wholly-owned subsidiary of ChoiceTel.  On the closing date of the Merger, the outstanding shares of Sontra Medical’s stock will be converted into the right to receive newly-issued shares of ChoiceTel common stock based on an exchange ratio of 0.2347 shares of ChoiceTel common stock for each share of Sontra Medical stock.  The exchange ratio is subject to adjustment in certain circumstances as set forth in the Merger Agreement.  After completion of the transaction, the shareholders of Sontra Medical will own approximately 71% of ChoiceTel and ChoiceTel shareholders will own approximately 29% of ChoiceTel.  Outstanding rights to purchase stock of Sontra

Medical will also be converted into the right to purchase ChoiceTel common stock at the same exchange ratio.The transaction, which is anticipated to be tax-free to the shareholders of both companies, is expected to close late in the second fiscal quarter, subject to regulatory approvals, approval by the shareholders of both companies, and customary closing conditions. The holders of approximately 60% of ChoiceTel’s outstanding shares of common stock have agreed to vote their shares in favor of the Merger, and the holders of approximately 85% of Sontra Medical’s outstanding shares of capital stock have agreed to vote their shares in favor of the Merger.

Industry Overview

In 1996, calls made from pay telephones were estimated at $7 billion in annual revenues to the United States telecommunications industry. Pay telephones may be “public,” meaning they are owned by local exchange carriers (“LECs”), or “independent,” meaning they are owned and operated by companies independent of the LECs, such as the Company. Of the approximately 2 million pay telephones operating in the United States in 1996, it was estimated that approximately 350,000 were independent.

Today’s telecommunications marketplace was principally shaped by the 1985 AT&T divestiture of the 22 regional Bell operating companies (“RBOCs”), which provided local telephone services within their areas of operation. The AT&T divestiture and the many regulatory changes adopted by the FCC and state regulatory authorities in response to the AT&T divestiture resulted in the creation of new business segments in the telecommunications industry.

As part of the AT&T divestiture, the United States was divided into geographic areas known as local access transport areas or “LATAs.” Telephone service that both originates and terminates within the same LATA (“intraLATA”) is priced based on tariffs filed with and approved by state regulatory authorities. LECs provide intraLATA telephone service to, among others, independent pay telephone companies. LECs are generally prohibited from offering or deriving revenues or income from services between LATAs (“interLATA”). In addition, most state regulatory authorities require LECs to provide local access line service to independent pay telephone companies. See “Business – Government Regulation.”

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

Business Strategy

The Company has focused on identifying payphone sites that have the potential to achieve a high return on investment (“ROI”) after depreciating the equipment over the life of the phone lease. Although others in the industry have used shorter leases, the Company’s analysis indicated that a long-term lease was necessary in order to achieve the Company’s ROI objective and to offer a competitive commission to location owners (“Site Providers”). Therefore, most of the Company’s pay telephones are placed with Site Providers under leases having terms of ten years or more.

During 1998, the Company researched the Puerto Rican payphone market and determined that if and when the full benefits of the Telecommunications Act of 1996 are reflected in the Puerto Rican payphone market, Puerto Rico would be an attractive market for ChoiceTel to operate payphones.

Operations

During 2001 the Company operated, serviced and maintained a system of approximately 1,500 pay telephones, located in Puerto Rico.  All of the Company’s pay telephones accept coins as payment for local or long–distance calls and can also be used to place local or long–distance cashless calls.

Coin calls

The Company’s pay telephones generate coin revenue primarily from local calls.  Until October 1997, the state public utilities commissions regulated the cost of local coin calls.  At that time, those rates were deregulated.  Management believes it can maximize payphone coin revenues by matching the cost of a local call to the market conditions at the phone.  The amount charged for a local call is $0.25 for 3 minutes.

Long–distance coin calls are carried by long–distance carriers that have agreed to provide long–distance service to the Company’s telephones. The majority of the Company’s phones sell coin long–distance for a rate of $0.25 per minute, with a two-minute minimum. Management believes that its $0.25 per minute long–distance rate results in considerable goodwill and is a point of differentiation between its phones and its local exchange carrier (“LEC”) competitors.

Non–coin calls

The Company also receives revenue from non–coin, or cashless, calls made from its pay telephones, including credit card calls, calling card calls, collect calls and third party billed calls. These calls are processed by the Company’s designated operator service provider (“OSP”).

Dial–around calls

A Dial–Around call originates from a payphone when the user dials a non–billable access number such as, for example, 1–800–Collect, 1–800–CallATT or 10-10-333, and thereby dials around the Company’s operator service provider.  The user deposits no money for the call; however, the operator service provider is obligated to compensate the payphone owner for each Dial–Around call.  See “Government Regulation – Dial–Around Compensation.”

Computer Network and Equipment. The Company focused its early efforts on building a computer processing network that automated many of the operations of managing a pay telephone enterprise. Specialized software was designed and written when it was not available from industry suppliers. The Company’s smart phones are part of a centralized network that links all of the Company’s phones in the field with central processors. The system allows the Company to monitor phone call volume, identify malfunctioning equipment, dispatch repair service, schedule efficient coin collections, calculate commissions, print checks to Site Providers, and generate necessary reports that analyze and monitor profitability of the phones.

The Company installs pay telephones which it believes incorporate the latest technology. The equipment makes use of microprocessors to provide voice synthesized calling instructions in English or Spanish, detect and count coins deposited during each call, inform the caller at certain intervals of the time remaining on each call, and identify the need for and the amount of an additional deposit. The pay telephones can be programmed and reprogrammed from the Company’s central computer facilities to update rate information or to direct different kinds of calls to particular carriers. The Company’s pay telephones can distinguish coins by size and weight, report to a remote location the total coinage in the coin box, perform self–diagnosis and automatically report problems to a pre–programmed service number, and immediately report attempts of vandalism. The telephones also operate on power available from the telephone lines, thereby avoiding the need for and reliance upon an additional power source at the installation location. The telephones are designed to have a user–friendly appearance and manner of operation similar to LEC–owned pay telephones.

Placement of Pay Telephones. As of December 31, 2001, the Company’s pay telephone system consisted of approximately 1,500 telephones located in Puerto Rico. The following table sets forth certain information as of the dates indicated concerning the number and location of pay telephones operated by the Company:

Number of Pay Telephones
State	December 31, 2001	December 31, 2000
Puerto Rico	1,450	1,500

The Company’s ROI focus has enabled it to profile locations based on the likely profitability of a location. While this methodology is proprietary, as are the specific locations under contract, the Company’s locations include a wide variety of establishments, such as restaurants, shopping malls, convenience stores, grocery stores, and gas stations. The Company’s pay telephone lease mix includes indoor phones, walk–up outdoor phones and drive–up payphones.

Agreements with Site Providers to install the Company’s pay telephones (the “Site Agreements”) provide for revenue sharing with Site Providers, typically a commission based on a negotiated percentage of revenue from the pay telephone. The Site Agreements give the Company the exclusive right to install pay telephones at that location and are generally of a ten–year term with automatic renewal provisions. Further, the Company can typically terminate a Site Agreement on 30 days notice to the Site Provider. Site Providers do not generally have the right to terminate a Site Agreement.

Phone Line Rates. The Company pays local line charges for each of its installed payphones. These line charges cover basic service to the telephone as well as the transport of local calls.  Line charges are regulated by state public utilities commissions (“PUCs”).

Marketing.   The Company engages independent contractors to locate new sites for payphone installations in Puerto Rico.  Management believes a successful contracting program requires identifying good locations, selling Site Providers on the benefits of the Company’s payphones, and negotiating favorable Site Agreement terms.  Identifying good locations for payphones is the most important aspect of the Company’s marketing program, which includes an evaluation of population density, calling patterns and neighborhood socio–economic factors. The Company concentrates its efforts towards high traffic locations, lower income neighborhoods, and venues where people expect to find payphones.

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

Service and Maintenance. The Company believes it offers many of its Site Providers a higher level of service than is provided by the LEC competitors, who typically offer low or no commissions and do not monitor payphone performance. The Company monitors its payphones electronically.  The Company uses full and part–time field service technicians who collect money, clean phones and respond to trouble calls made by either a consumer or by the telephone itself as part of its internal diagnostic procedures. Some technicians are also responsible for the installation of new telephones. Due to the ability of the field service technicians to perform multiple service and maintenance functions, the Company is able to limit the frequency of trips to each pay telephone as well as the number of employees needed to service the pay telephones.

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

Commencing in the 1998 fourth quarter, the Company began to experience a negative impact on its revenues, which management believes results from increased usage of wireless devices, which appear to be reducing consumers’ reliance on payphones.  This trend has continued since then and throughout the payphone industry.  This negative impact on revenue is the primary determinant of the Company’s decision to divest its payphone assets.

Government Regulation

In January 1996, Congress passed the Telecom Act, a comprehensive telecommunications bill that, in part, dealt with several concerns of the independent pay telephone industry. Congress stated that its intent was to create a “pro–competitive, de–regulatory national policy framework designed to accelerate rapidly private sector deployment of advanced telecommunications and information technologies and services to all Americans by opening all telecommunications markets to competition.” The Telecom Act, among other things, requires local telephone companies to eliminate subsidies of their pay telephone services and to treat their own and independent payphones in a nondiscriminatory manner. Of particular importance to the Company, the Telecom Act addressed the inherently unfair disadvantage independent pay telephone companies have in competing with regulated monopolies, the compensation of independent pay telephone companies for calls made from their equipment that previously offered no compensation, and the issue of price regulation of local calls by the various state PUCs.

Dial–Around Compensation. Pay telephones are required by the FCC to provide equal Dial–Around access to all long–distance carriers, either by access code (such as “10-10-333”) or by 800 service. Prior to November 1996, the Company received $6 per payphone per month from long–distance carriers for providing this Dial–Around service. The Telecom Act recognized that it is a burden to payphone companies to provide such access and that the compensation paid to payphone companies for this access should be greater. Because the infrastructure to track and compensate for these calls did not exist at that time, the FCC’s 1996 order raised the flat rate of compensation for the Dial–Around service to approximately $45 per payphone per month, based on $0.35 per call times the national average of 131 monthly Dial–Around calls placed per payphone.

The FCC’s 1996 order implementing the increased Dial–Around compensation was appealed, with the intent of decreasing the amount of Dial–Around compensation mandated by the order. In July 1997, the Court remanded the matter to the FCC for reconsideration of the rate of Dial–Around compensation. The Court found that the per call charge of $0.35 was inappropriate because the FCC did not consider evidence of the differences in the cost of coin calls and Dial–Around calls. The long–distance carriers then petitioned the Court to clarify the effect of the Court’s July decision and to vacate the portion of the FCC’s 1996 order setting the rate of Dial–Around compensation pending the FCC’s re–examination of the Dial–Around rate. Further, in a letter to the FCC dated August 15, 1997, AT&T challenged the FCC’s authority to order the long–distance carriers to make any payments during the pendency of the rate determination. The Court agreed with the long–distance carriers. In a decision dated September 16, 1997, the Court vacated the portion of the FCC’s 1996 order setting the rate of Dial–Around compensation pending a new FCC order on remand. Accordingly, the long–distance carriers were not required to make Dial–Around payments to payphone service providers until the FCC issued a new order setting the Dial– Around rate.

On October 9, 1997, the FCC issued an order establishing the Dial–Around rate as of October 7, 1997 at $0.284 per call ($0.35 minus an offset of $0.066 for expenses unique to coin calls) for the two years beginning October 7, 1997.  On May 15, 1998 the Court again remanded the dial-around rate back to the FCC for further justification of the $0.35 starting point.  On February 4, 1999 the FCC issued an order reducing the dial around rate to $0.24 retroactive to October 7, 1997 and going forward until at least January 31, 2002.  Further, the FCC indicated that it planned to address Dial-Around compensation for the period from November 7, 1996 through October 6, 1997 in a subsequent order and tentatively concluded that the $0.24 per call rate adopted on a going forward basis should also govern compensation during the period from November 7, 1996 through October 6, 1997, though it has not yet issued an order as such.  There can be no assurance that Dial–Around compensation will not be based on a rate that is less than what was previously collected by the Company.  Such a rate could have an adverse effect on the results of operations and financial condition of the Company, which could be material.

Operations of Advants, Inc.

Advants was in the business of providing public internet access through internet terminals located in perceived high traffic areas such as gas stations and supermarkets.  At December 31, 2000, Advants had 240 terminals in operation.  In February 2001, the Company decided to make no additional investments or loans to Advants and since that time, Advants’ operations have substantially decreased.  The Company sold its investment in Advants in May 2001 to a third party for a nominal amount.

Employees

As of December 31, 2001, the Company had 18 full-time employees. No employees are covered by a collective bargaining agreement.  The Company believes that its relationships with employees are good.

ITEM 2.     DESCRIPTION OF PROPERTY

The Company’s corporate offices are located in approximately 500 square feet of leased space in Wayzata, Minnesota. The lease for this property expires in April 2002. The Company also leases approximately 2,000 square feet of office space in San Juan Puerto Rico.  The lease for this property expires in April 2002 and the Company holds an option to extend the lease for an additional one-year periods.  The Company believes that its current facilities are sufficient for its needs for the foreseeable future.

ITEM 3.     LEGAL PROCEEDINGS

Debts of Advants, Inc.  In November 2000, a suit was commenced in Hennepin County, Minnesota District Court by TKI Consulting against Advants, Inc. and Choicetel Communications, Inc.  TKI was a software provider to Advants and was suing, for breach of contract, for approximately $750,000.  While Choicetel Communications was not a party to the contract, the plaintiff was seeking to hold the Company liable for the alleged debt of Advants.  On August 31, 2001 the Company received a summary judgement ruling in its favor on TKI’s claims to pierce the corporate veil. Parties subsequently settled TKI’s promissory estoppel claim.  An additional suit was filed on April 3, 2001 in Ramsey County, Minnesota District Court by Tomato Land Displays seeking damages in excess of $50,000 from Advants for alleged services provided.  While Choicetel Communications is not a party to the transaction, the plaintiff is seeking to hold the Company liable for the alleged debt of Advants.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the 4th quarter of the fiscal year ended December 31, 2001.

PART II

ITEM 5.     MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company’s Common Stock and Redeemable Warrants have been quoted on the NASDAQ SmallCap Market under the symbol “PHON” and “PHONW”, respectively, since November 10, 1997 . The following table sets forth, for the periods indicated, the range of high and low prices for the Company’s Common Stock and Redeemable Warrants as reported on the NASDAQ SmallCap Market.

	Common Stock		Redeemable Warrants
	High	Low	High	Low
2000:
First Quarter	$8.00	$2.25	$2.00	$0.06
Second Quarter	$5.94	$2.50	$1.00	$0.25
Third Quarter	$3.75	$2.13	$0.38	$0.19
Fourth Quarter	$3.38	$1.25	$0.25	$0.06

2001:
First Quarter	$1.75	$1.00	$0.09	$0.03
Second Quarter	$1.45	$1.00	$0.10	$0.01
Third Quarter	$1.10	$0.75	$0.25	$0.01
Fourth Quarter	$1.25	$0.75	$0.09	$0.02

As of  February 15, 2002 there were approximately 386 shareholders of the Company’s Common Stock.

ITEM 6.     MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

Except for historical information contained in this Report, information contained in this Form 10-KSB contains “forward–looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, which can be identified by the use of forward-looking terminology such as “may”, “will”, “expect”, “plan”, “estimate”, or “continue” or the negative thereof or other variations thereon or comparable terminology.  There are certain important factors that could cause results to differ materially from those anticipated by some of these forward-looking statements, including without limitation, the effects of changes in economic conditions and certain of the “Risk Factors” entitled “Competition,” “Other Regulatory Factors,” “Technological Change and New Services,” “Dependence Upon Third-Party Providers,” “Service Interruptions; Equipment Failures,” “Reliance on Single Brand of Payphones,” and “Reliance on Key Personnel” contained in the Company’s Prospectus dated November 10, 1997 included in the Registration Statement on Form SB-2 filed with the Securities and Exchange Commission (Registration No. 333-29969).  Such “Risk Factors” are incorporated herein by reference.  Investors are cautioned that all forward-looking statements involve risk and uncertainty

General

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

Results of Operations

Year Ended December 31, 2001 compared to Year Ended December 31 2000.

The after tax income for the year ended December 31, 2001 was $1,004,000 compared to a loss of $3,021,000 in the year ended December 31, 2000.  This includes the effect of consolidating Advants Inc.’s operations with the Company’s payphone activities until May 2001, when the Company sold its stock holdings to a third party.

Revenue

Total revenues for the year ended December 31, 2001 were $3,807,000 compared to $4,409,000 in the year ended December 31, 2000. During the 2001 period, the company operated an average of 1,450 payphones compared to an average of 1,425 payphones in the 2000 period.

Advants’ revenue in 2001 was $20,000 compared to $121,000 in 2000.

Coin revenues in 2001 were $2,034,000 compared to $2,050,000 a decrease of $16,000 or 0.1%.  Non-coin revenues were $723,000 compared to $903,000 a decrease of $180,000 or 19.9%, and dial around revenues were $425,000 compared to $979,000 a decrease of $555,000 or 56.6%.  The Company believes the decline in dial around was attributable in part to changes in the way carriers calculated their dial-around payments.  In addition, during 2001, the Company recognized $80,000 in dial-around revenue which was collected in 2001 and attributable to previous periods.

During 2000 the Company recognized $232,000 in dial-around revenue collected in 2000, attributable to 1998 and 1999.

Direct Expenses

Total direct expenses for the year ended December 31, 2001 were $728,000 compared to $1,730,000 in the year ended December 31, 2000.  Direct expenses for Advants were $75,000 compared to $364,000 in 2000.

Telephone line charges were $913,000 in 2001 compared to $936,000 in 2000 a decrease of $24,000 or 2.5%.  Commissions to site providers were $256,000 in 2001 compared to $316,000 in 2000 a decrease of $59,000 or 18.7%. During 2001 the Company paid $11,000 on direct expenses of disposed routes, and recognized a gain of $527,000 from settling its line charge disputes in Puerto Rico.

During 2000 the Company recognized $46,000 in commission expenses paid on the phones sold in 1999, recognized a $275,000 gain when it closed a reserve to settle a tariff dispute with the Puerto Rico Telephone Company and incurred a $250,000 expense to create a reserve to settle past due balances on invoices for line charges in Puerto Rico.

Sales General and Admin Expenses

Total sales, general and admin expenses (SG&A) for the year ended December 31, 2001 were $2,178,000 compared to $4,005,000 in 2000.  SG&A expenses for Advants were $392,000 compared to $2,089,000 in 2000.  Service and collection expenses were $551,000 in 2001 compared to $419,000 in 2000 an increase of $131,000 or 31.4%. The increase was caused by higher removal and relocation expenses for phones removed during 2001.

The Company chose to minimize its equipment purchases by relocating existing phones, resulting in write-offs of unamortized installation expenses.  Marketing expenses were $55,000 in 2001 compared to $100,000 in 2000 a decrease of $45,000 or 45.1%.  Admin office and overhead expenses were $295,000 in 2001 compared to $254,000 in 2000 an increase of $41,000 or 16.0%.

Corporate SG&A includes the cost of Corporate officers, the Corporate offices, and other recurring expenses related to maintaining the corporate entity, such as directors’ compensation, shareholder services, and audit and reporting expenses.  Corporate SG&A in 2001 was $751,000 compared to $633,000 in 2000, an increase of $118,000 or 18.6%, primarily due to higher legal expenses.  Depreciation and amortization totaled $296,000 in 2001 compared to $287,000 in 2000.

In addition the Company charged $305,000 to SG&A expenses in 2000 related to payphone routes sold in 1999.

Other Income and Expense

During 2001, other income and expense includes $251,000 earned by Choicetel on its investment in Whitebox Arbitrage Trading LLP, $15,000 interest earned by Choicetel from investing excess cash balances in money market accounts.  Choicetel also recognized a gain of $1,894,000 on its disposal of its investment in Advants.

During 2000, other income and expense includes $203,000 earned by Choicetel on its investment in Whitebox Arbitrage Trading LLP, $108,000 interest earned by Choicetel from investing excess cash balances in money market accounts.  Choicetel amortized and wrote-off $1,062,000 in goodwill, recognized on Choicetel’s investments in Advants, Inc. stock.  The Company recognized a $509,000 gain related to settling its sales tax dispute with the Minnesota Department of Revenue, took a $1,033,000 charge related to the sale of payphone assets, and recognized a $66,000 deferred loss on the sale of payphone assets.  Advants recognized an impairment loss of $2,744,000 principally on kiosks, computer hardware and software developed to be run on internet access terminals.

Year Ended December 31, 2000 compared to Year Ended December 31 1999.

Net loss for the year ended December 31, 2000 was $4,915,000 compared to a loss of $17,000 in the year ended December 31, 1999.  This includes the effect of consolidating Advants Inc.’s operations with the Company’s payphone activities.

Revenue

Total revenues for the year ended December 31, 2000 were $4,409,000 compared to $10,381,000 in the year ended December 31, 1999.  During the 2000 period, the company operated an average of 1,425 payphones compared to an average of 4,500 payphones in the 1999 period.  The phones in service declined primarily because of sales 3 sales transactions covering approximately 3,900 phones. The Company sold approximately 950 payphones located in Oregon, Idaho, Washington and Nevada in November of 1999, approximately 2,000 phones located in Minnesota, Wisconsin and New York in December 1999, and approximately 950 payphones located in Pennsylvania, New Jersey and Delaware in February 2000.

Advants had 25 terminals in service at the end of 1999 and 210 in service at the end of 2000.  Total revenue in 2000 was $121,000 compared to $5,000 in 1999.

Coin revenues in 2000 were $2,226,000 compared to $7,171,000 a decrease of $4,945,000 or 69.0%, which is attributable to the sale of payphone assets.  Non-coin revenues were $927,000 compared to $1,375,000 a decrease of $449,000 or 32.6%, and dial around revenues were $903,000 compared to $1,830,000 a decrease of $927,000 or 50.6%.  The declines are also attributable to the sale of payphone assets.  In addition, during 2000 the Company recognized

$232,000 in dial-around revenue collected in 2000, attributable to 1998 and 1999 activities, but not recognized in those periods.

Direct Expenses

Total direct expenses for the year ended December 31, 2000 were $1,730,000 compared to $4,895,000 in the year ended December 31, 1999.  Direct expenses for Advants were $364,000 compared to $10,000 in 1999.

Telephone line charges were $1,018,000 in 2000 compared to $3,223,000 in 1999 a decrease of $2,204,000 or 68.4%.  Commissions to site providers were $327,000 in 2000 compared to $1,663,000 in 1999 a decrease of $1,336,000 or 80.3%.  Both decreases are attributable to the sale of payphone assets.  During 2000 the Company recognized $46,000 in commission expenses paid on the phones sold in 1999, recognized a $275,000 gain when it closed a reserve to settle a tariff dispute with the Puerto Rico Telephone Company and incurred a $250,000 expense to create a reserve to settle past due balances on invoices for line charges in Puerto Rico.

Sales General and Admin Expenses

Total sales, general and admin expenses (SG&A) for the year ended December 31, 2000 were $4,005,000 compared to $5,170,000 in 1999.  SG&A expenses for Advants were $2,089,000 compared to $292,000 in 1999.

Service and collection expenses were $465,000 in 2000 compared to $1,665,000 in 1999 a decrease of $1,200,000 or 72.1%.  Marketing expenses were $100,000 in 2000 compared to $469,000 in 1999 a decrease of $369,000 or 78.8%.  Admin office and overhead expenses were $285,000 in 2000 compared to $736,000 in 1999 a decrease of $451,000 or 61.3%.  All decreases were attributable to closing regional offices in conjunction with sales of payphone assets.  Corporate SG&A includes the cost of Corporate officers, the Corporate offices, and other recurring expenses related to maintaining the corporate entity, such as directors’ compensation, shareholder services, and audit and reporting expenses.  Corporate SG&A in 2000 was $633,000 compared to $837,000 in 1999, a decrease of $204,000 or 24.4%, primarily due to having fewer corporate officers in 2000 compared to 1999. Depreciation and amortization totaled $287,000 in 2000 compared to $1,401,000 in 1999.

In addition the Company charged $305,000 to SG&A expenses in 2000 related to payphone routes sold in 1999.

Other Income and Expense

During 2000, other income and expense includes $203,000 earned by Choicetel on its investment in Whitebox Arbitrage Trading LLP, $113,000 interest earned by Choicetel from investing excess cash balances in money market accounts.  Choicetel amortized and wrote-off $1,062,000 in goodwill, recognized on Choicetel’s investments in Advants, Inc. stock.  The Company recognized a $509,000 gain related to settling its sales tax dispute with the Minnesota Department of Revenue, took a $1,033,000 charge related to the sale of payphone assets, and recognized a $66,000 deferred loss on the sale of payphone assets.

Advants recognized an impairment loss of $2,744,000 principally on kiosks, computer hardware and software developed to be run on internet access terminals.

During 1999, other income and expense included $476,000 interest expense and $66,000 in deferred operating losses.

Subsidiary Activities in Public Internet Access Terminals — Advants, Inc.

During 1998, the Company began test marketing public internet access terminals, which allowed customers to access the internet while away from their home or office computer.  In 1999, the Company engaged consultants to devise a strategy to develop the market more quickly by bringing into the business joint venture partners who might benefit in owning part of a network of public internet terminals.  Subsequently, these activities were transferred to a newly formed subsidiary, Advants, Inc., and several consultants were engaged as full-time management employees of Advants.

In November 1999 Advants completed a private placement of common stock raising approximately $525,000 to implement the strategy.  Subsequent to the private placement, and the issuance of shares to the initial management team at Advants, Inc., Choicetel’s equity position in Advants, Inc. stood at 60%.  The Company provided additional equity funding in 2000 of approximately $3.3 million and thereby increased its equity position to approximately 80%.  Additionally the Company loaned approximately $175,000 to Advants.  In May 2001 the Company sold its investment in Advants to a third party for a nominal amount.

Sales Tax Contingency

The Company, based on its analysis of the published regulations of the Minnesota Department of Revenue at the time of its inception, did not remit any sales tax payments to the State of Minnesota.  In 1996, the Company learned that the opinion of the Department was that calls from payphones were subject to state sales tax.  Management was of the view that the payphone service it provided was not subject to sales tax and challenged the imposition of the tax.  Nonetheless, on December 31, 1996, the Company established a reserve of $865,000 for the years prior thereto and reserved an additional $243,000, $254,000 and $213,500 for the year ended December 31, 1997, 1998 and 1999 respectively.  During 2000 the Company reached a settlement with the Minnesota Department of Revenue covering all sales tax liability for the period the Company operated payphones in the State of Minnesota. As a result of the settlement, the Company recognized a $500,000 gain.

Tariff Dispute with Puerto Rico Telephone Company

During 1998, the Company began researching the Puerto Rico payphone market.  It was determined that although the Puerto Rico Telecommunications Regulatory Board (TRB) had not required the Puerto Rico Telephone Company (PRTC) to provide “competition neutral” service to independent payphone providers at a “cost-based rate”, the Company was confident that enforcement of the Telecom Act would eventually correct this situation.  In March 1998, the Company began contracting with local businesses to provide payphone service.  In April 1998 the Company received its first payphone lines from the PRTC and installed its first payphones. As of December 31, 2001 the Company has installed approximately 1,500 payphones.

In March 1998, the Company received verbal assurances from the Puerto Rican Telephone Company (PRTC) that pay phone lines would be made available and the charge would be a flat rate of $50.00 per month per line.  However, when phone bills were received in the Company’s offices, they included additional charges ranging from $0.13 to $0.26 per call.  At that time, the PRTC and the Company agreed that until a final decision was reached on a rate case before the TRB, the Company would not pay the per call charges.  On May 27, 1998 the TRB ruled on that rate case and instructed the PRTC to reduce the per call charges to between $.01 and $.03 per call, depending upon the routing of the call.  The PRTC appealed the ruling to the Court of Appeals, which upheld the ruling.  The PRTC then appealed the ruling to the Puerto Rico Supreme Court, which upon agreeing to hear the case, issued a stay of execution until the court rendered its decision on the appeal.  In June 2000 the Puerto Rico Supreme Court upheld the Court of Appeals ruling and ordered the PRTC to obey the TRB rate regulation orders.

From April through September 1998, the Company accrued unpaid line charges at the rate of $0.15 per call.  In October 1998, the Company reduced the rate it accrued line charges to $0.06 per call based upon progress of this case.  At December 31, 1999 the Company had accrued unpaid line charges of $356,000. In 2000 the Company reversed all accruals for unpaid line charges related to this matter.

During the period of March 1998 to May 2000 when line rates were in dispute, the Company was unable to reconcile outstanding invoice balances with PRTC.  In October 2001, the PRTC agreed to pay a $325,000 refund to the Company in the form of a service credit. At December 31, 2000 the Company had accrued a $250,000 liability to settle this dispute.

In February 2002, the TRB issued a clarification of its earlier rate regulation orders and informed the PRTC that the mandated rate was not to be increased for additional charges for such items as subscriber line charges.  The Company believes it has paid approximately $400,000 in subscriber line charges and touchtone fees and is in the process of filing for a refund.  No receivable amounts have been included in the Company's financial statements, and there can be no assurances that any amount will be realized by the Company in connection with this refund claim.

Liquidity and Capital Resources

For the year ended December 31, 2001 the Company’s operating activities provided  $579,000, the proceeds from sales of equipment were $20,000, the proceeds from a bank note (by Advants) secured $104,000 and the proceeds from the sale of Advants stock was less than $1,000.  Purchases of equipment used $41,000, payments to secure site locations used $55,000.  In addition $437,000 was used to repurchase common stock resulting in a $170,000 increase in cash balances.

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

Gary S. Kohler is a founder of the Company and since its inception in 1989 has served as Chairman of the Board of Directors.  Mr. Kohler is a partner and portfolio manager for Pyramid Trading, L.P., which he joined in October 1999.  Prior to that he served as a managing director of Second Avenue Capital Management, a money management company, from December 1998 through September 1999.  Prior to that he served as President of Kohler Capital Management from October 1997 through November 1998. From July to October 1997, Mr. Kohler was a partner in Tarmachan Holdings, Inc.  From 1984 through June 1997, Mr. Kohler was Vice President and Portfolio Manager at Okabena Company.  Mr. Kohler serves on the Board of Printware, Inc., a publicly traded printing equipment manufacturer.  Mr. Kohler has an M.B.A. degree from Cornell University and a B.A. degree from the University of Minnesota.  Mr. Kohler is the brother of Jack S. Kohler.

Jeffrey R. Paletz is a founder of the Company, has been a director since its inception and has been President since 1991.  Prior to founding the Company in 1989, Mr. Paletz was employed for 13 years at Sportsman’s Guide, a mail order retailer, where he oversaw the computer data operations.  Mr. Paletz has a B.S. degree in Business from the University of Minnesota.

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

Michael Wigley became a director of the Company in January 1998.  Since 1989 Mr. Wigley has been President and Chief Executive Officer of Great Plains Companies, Inc., a diversified holding company. Mr. Wigley has an M.B.A. from Harvard Business School, a M.S. from Stanford University and B.S. and B.C.E degrees from the University of Minnesota.  Mr. Wigley serves on the Boards of several private companies and non-profit organizations, and is a regent of Luther College.

Board Committees and Actions

During calendar year 2001, the Board of Directors met 4 times and each director attended all meetings. The Board of Directors has two  standing committees, a Compensation Committee and an Audit Committee. During 2001, the Compensation Committee met once and the Audit Committee met twice.

The Compensation Committee reviews and make recommendations to the Board of Directors regarding salaries, compensation and benefits of executive officers of the Company and administers the Company’s 1997 Long-Term Incentive and Stock Option Plan. The Committee members are Robert A. Hegstrom, Gary S. Kohler and Jeffrey R. Paletz.

The Audit Committee is responsible for recommending the appointment of a firm of independent public accountants to audit the books and records of the Company and its subsidiaries, reviews the internal and external financial reporting of the Company and the scope of the independent audit.  The Committee members are Michael Wigley, Robert A. Hegstrom and Gary S. Kohler.

The Board of Directors acts as the nominating committee.  See “Information Concerning directors and Nominees — Nomination of Directors”

Director Compensation

No cash compensation is paid to the Company’s directors.  Independent, non-employee directors (Mr. Hegstrom and Mr. Wigley) upon reelection receive an option to purchase $75,000 of Common Stock, valued as of the annual shareholders meeting.  The options are pursuant to the Company’s 1997 Long-Term Incentive and Stock Option Plan, are exercisable upon grant and have five-year term and an exercise price equal to the fair market value of the Common Stock as of the date of grant.  No options will be issued to employee directors for their service as directors.

Nomination of Directors

The Board of Directors acts as the nominating committee for selecting the Board’s nominees for election as directors.  The Board does not intend to consider nominees recommended by shareholders.  Directors of the Company are elected annually to serve until the next annual meeting of shareholders or until their successors are duly elected.  The Company knows of no arrangements or understandings between a director or nominee and any other person pursuant to which he has been selected as a director or nominee. The only family relationship between any of the nominees, directors or executive officers of the Company is between Gary S. Kohler and Jack S. Kohler, who are brothers.

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

ITEM 10. EXECUTIVE COMPENSATION

The following table and accompanying footnotes set forth certain summary information, relating to the three years ended December 31, 1999, 2000 and 2001, with respect to the Company’s Chief Executive Officer.

	Annual Compensation				Long-Term Compensation Awards
Name and Principal Position	Year	Salary($)	Bonus($)	Other Annual Compensation($)	Securities Underlying Options/SARs(#)	All Other Compensations
Jeffrey R. Paletz, President	2001	$108,000		—	—	—
	2000	108,000	$32,000	—	—	—
	1999	108,375		—	—	—

Agreements with Executives

The Company has no employment agreements.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information as of December 31, 2001, regarding the beneficial ownership of shares of Common Stock of the Company by each director and executive officer of the Company, by all directors and executive officers of the Company as a group, and by each shareholder known by the Company to own beneficially more than five percent (5%) of the outstanding shares of the Company’s Common Stock. Unless otherwise noted, each person or group identified possesses sole voting and investment power with respect to such shares.

Name and Address of Beneficial Owner	Number of Shares Beneficially Owned (1)	Percent of Outstanding Shares (2)
Andrew Redleaf (3) 3033 Excelsior Blvd. Minneapolis, Minn. 55416	445,063	14.7%

Perkins Capital Management (3) 730 East Lake Street Wayzata, Minn. 55391	292,936	9.6%

Melvin Graf (4) 2601 Abbey Hill Dr. Minnetonka, Minn. 55305	213,334	7.0%

Directors, nominees and executive officers:

Gary S. Kohler (5)(6)(9)	918,460	30.3%
Jeffrey R. Paletz	342,358	11.3%
Jack S. Kohler (6)	264,500	8.2%
Robert A. Hegstrom (7)	171,341	5.4%
Michael Wigley (7)(8)(9)	448,666	13.6%
All directors, nominees and executive officers as a group (5 persons)	1,517,318	54.9%

(1)     Each person has sole voting power and sole dispositive power with respect to all outstanding shares, except as otherwise noted or disclosed by the beneficial owners in the Schedule 13G filing described at footnote 3 below.

(2)     Based on 3,035,735 shares outstanding at March 31, 2001.  Such amount does not include 2,038,139 shares of common stock issuable upon exercise of stock options and warrants.  Each figure showing the percentage of outstanding shares owned beneficially has been calculated by treating as outstanding and owned the shares which could be purchased by the indicated person(s) within 60 days upon the exercise of existing stock options or warrants.

(3)               Reflects information included on either Schedules 13D or 13G filed with the Securities and Exchange Commission.

(4)               Includes 13,334 shares held by Miriam Graf.  Mr. Graf disclaims beneficial ownership of such shares.

(5)               Includes 40,000 shares held by Gary S. Kohler as custodian for the benefit of his children.  Mr. Kohler disclaims beneficial ownership of such shares.

(6)               Includes 200,000 shares currently owned by Gary S. Kohler, who has granted Jack S. Kohler an option to purchase such shares.

(7)               Includes options to acquire 166,341 shares from the Company.

(8)               Includes 95,325 shares currently owned by Gary S. Kohler, who has granted Michael Wigley an option to purchase such shares.

(9)               Includes 17,000 shares held by Mike Wigley’s three children.  Mr. Wigley disclaims beneficial ownership of such shares.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company’s officers, directors, and persons who own more than ten percent of a registered class of the Company’s equity securities to file certain reports regarding ownership of, and transactions in, the Company’s securities with the Securities and Exchange Commission (the “SEC”).  These officers, and directors and stockholders are also required by SEC rules to furnish the Company with copies of all Section 16(a) reports that are filed with the SEC.  Based solely on a review of copies of such forms received by the Company, the Company believes that for the year ended December 31, 2001, all Section 16(a) reports required to be filed by the Company’s executive officers, directors and 10% stockholders were filed on a timely basis, except a Form 4 filed by Jeff Paletz on June 14, 2001 which was due no later than June 10, 2001.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information concerning certain relationships and related transaction is set forth in the Proxy Statement under the heading “Certain Transactions”, which information is incorporated herein by reference. The Company has an arrangement with Gary S. Kohler, the Company’s Chairman of the Board, pursuant to which Mr. Kohler advises the Company’s management on an as-needed basis.  The consulting fees paid to Mr. Kohler for rendering this service for the year ended December 31, 2001 totaled $28,800.

From July 1, 2000 until January 2, 2002, the Company invested $2,000,000 in Whitebox Arbitrage Fund, LLC.  Andrew Redleaf, a holder of more than 10% of the Company’s stock, is President of Whitebox Advisors, Inc., which is the general partner of Whitebox Arbitrage Fund, LLC.

PART IV

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

(a)           Exhibits.  See “Exhibit Index” on page following signatures.

(b)           Reports on Form 8–K

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ChoiceTel Communications, Inc.

Date: March 29, 2002
By /s/	Gary S. Kohler
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

Signature		Title	Date

/s/	Gary S. Kohler	Director	March 29, 2002
Gary S. Kohler

/s/	Jeffrey R. Paletz	President and Director	March 29, 2002
Jeffrey R. Paletz

/s/	Jack S. Kohler	Vice President and Chief Financial Officer	March 29, 2002
Jack S. Kohler

/s/	Robert A. Hegstrom	Director	March 29, 2002
Robert A. Hegstrom

/s/	Michael Wigley	Director	March 29, 2002
Michael Wigley

SECURITIES AND EXCHANGE COMMISSION

Washington D.C.

EXHIBIT INDEX TO FORM 10-KSB

OF

CHOICETEL COMMUNICATIONS, INC.

For the Fiscal Year Ended December 31, 2001

Commission File Number: 0-230 17

Exhibit No.	Description

2.1

Agreement and Plan of Reorganization, dated as of February 27, 2002, by and among Sontra Medical, Inc., CC Merger Corp. and ChoiceTel Communications, Inc (incorporated by reference to Exhibit 2.1 of the Registrant’s 8-K filed on March 5, 2002.)

3.1	Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 3.1 of the Registrant’s Registration Statement on Form SB-2; Registration No. 333-29969)

3.2	Bylaws (incorporated by reference to Exhibit 3.2 of the Registrant’s Registration Statement on Form SB-2; Registration No. 333-29969)

4.2

Form of Redeemable Warrant Agreement with Norwest Bank Minnesota, National Association, including certificate representing the Redeemable Warrants (incorporated by reference to Exhibit 4.2 of the Registrant’s Registration Statement on Form SB-2; Registration No. 333-29969)

10.1*	1997 Long-Term Incentive and Stock Option Plan (incorporated by reference to Exhibit 10.1 of the Registrant’s Registration Statement on Form SB-2; Registration No. 333-29969)

10.3 *	Bonus Program (incorporated by reference to Exhibit 10.3 of the Registrant’s Registration Statement on Form SB-2; Registration No. 333-29969)

10.17*	Employment Agreement with Jeffrey R. Paletz, dated as of April 15, 1997 (incorporated by reference to Exhibit 10.17 of the Registrant’s Registration Statement on Form SB-2; Registration No. 333-29969)

10.19*	Employment Agreement with Jack S. Kohler, dated as of April 15, 1997 (incorporated by reference to Exhibit 10.19 of the Registrant’s Registration Statement on Form SB-2; Registration No. 333-29969)

24	Power of Attorney (included on the signature page of this Form 10-KSB)

*   Management contract or compensatory plan or arrangement.

** Filed herewith.

INDEPENDENT AUDITORS’ REPORT

Board of Directors

ChoiceTel Communications, Inc.

Minneapolis, Minnesota

We have audited the accompanying consolidated balance sheets of ChoiceTel Communications, Inc. and Subsidiary as of December 31, 2001 and 2000, and the related consolidated statements of operations, shareholders’ equity, and cash flows for the years then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of ChoiceTel Communications, Inc. and Subsidiary as of December 31, 2001 and 2000, and the consolidated results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Schechter Dokken Kanter Andrews & Selcer Ltd.

Minneapolis, Minnesota

March 14, 2002

		CONSOLIDATED
CHOICETEL COMMUNICATIONS, INC.		BALANCE SHEETS
AND SUBSIDIARY		DECEMBER 31

	2001	2000

Assets:
Current assets:
Cash and cash equivalents	$751,059	$580,926
Investments	2,454,084	2,203,306
Receivables	278,066	521,072
Prepaid and other assets	325,354	228,054
Deferred taxes	493,000	1,873,000

Total current assets	4,301,563	5,406,358

Property and equipment, net	1,843,101	2,307,683
Other assets	67,292	30,591

	$6,211,956	$7,744,632

Liabilities and shareholders’ equity:
Current liabilities:
Accounts payable	$15,468	$1,788,235
Accrued expenses	241,920	588,888

Total current liabilities	257,388	2,377,123

Shareholders’ equity	5,954,568	5,367,509

	$6,211,956	$7,744,632

See notes to consolidated financial statements.

		CONSOLIDATED
CHOICETEL COMMUNICATIONS, INC.	STATEMENTS OF OPERATIONS
AND SUBSIDIARY	YEARS ENDED DECEMBER 31

	2001	2000

Service revenue	$3,807,325	$4,408,542
Cost of service	1,416,455	1,883,101

Gross margin	2,390,870	2,525,441

Selling, general and administrative expenses	2,177,647	4,004,614
Loss from impairment and sale of assets		3,776,783
Amortization and write-off of goodwill		1,061,735
Adjustment of accrued sales tax liability		(508,876)
Deferred loss		66,280

Total operating expenses	2,177,647	8,400,536

Operating income (loss)	213,223	(5,875,095)

Other income
Gain on sale of subsidiary, net	1,893,515
Investment income	250,778	203,306
Interest income, net	15,327	107,807

	2,159,620	311,113

Income (loss) before income taxes	2,372,843	(5,563,982)

Provision for income tax (benefit)	1,368,734	(1,751,000)

Income (loss) before minority interest	1,004,109	(3,812,982)

Minority interest		791,654

Net income (loss)	$1,004,109	$(3,021,328)

Earnings (loss) per share:
Net income (loss), basic and diluted	$.31	$(0.93)

Weighted average number of shares outstanding:
Basic	3,220,728	3,245,016

Diluted	3,235,985	3,245,016

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS
OF SHAREHOLDERS’ EQUITY
CHOICETEL COMMUNICATIONS, INC.				YEARS ENDED
AND SUBSIDIARY				DECEMBER 31, 2001 AND 2000

	15,000,000 shares authorized, $.01 par
	Shares	Amount	Additional paid-in capital	Accumulated deficit	Total

Balance, January 1, 2000	2,926,906	$29,269	$6,181,621	$(36,019)	$6,174,871

Issuance of minority shares of subsidiary			135,000		135,000

Issuance of stock options for services			38,000		38,000

Issuance of common stock	618,793	6,188	2,285,741		2,291,929

Repurchase of common stock	(137,618)	(1,376)	(249,587)		(250,963)

Net loss				(3,021,328)	(3,021,328)

Balance, December 31, 2000	3,408,081	34,081	8,390,775	(3,057,347)	5,367,509

Issuance of stock in connection with sale of subsidiary	20,000	200	19,800		20,000

Issuance of common stock	100	1	124		125

Repurchase of common stock	(392,386)	(3,924)	(433,251)		(437,175)

Net income				1,004,109	1,004,109

Balance, December 31, 2001	3,035,795	$30,358	$7,977,448	$(2,053,238)	$5,954,568

See notes to consolidated financial statements.

	CONSOLIDATED
CHOICETEL COMMUNICATIONS, INC.	STATEMENTS OF CASH FLOWS
AND SUBSIDIARY	YEARS ENDED DECEMBER 31

	2001	2000

Cash flows from operating activities:
Net income (loss)	$1,004,109	$(3,021,328)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Deferred taxes	1,380,000	(1,571,000)
Depreciation	277,286	392,055
Amortization and goodwill write-off, net	18,299	770,542
Stock based compensation issued		38,000
Stock issued in connection with sale of subsidiary	20,000
Minority interest loss		(791,654)
(Gain) loss on disposals, net	(1,893,515)	1,449,336
Impairment loss		2,744,184
Increase in value of investments	(250,778)	(203,306)
Changes in operating assets and liabilities:
Coin in phone		98,455
Income tax receivable		(180,000)
Receivables	242,870	942,634
Prepaid expenses	(97,300)	(33,745)
Accounts payable	(78,162)	1,723,548
Accrued expenses	(43,959)	(1,758,870)
Income tax payable		(221,000)

Net cash provided by operating activities	578,850	377,851

Cash flows from investing activities:
Purchase of:
Site contracts	(55,000)
Equipment	(40,681)	(3,836,481)
Short-term investments		(2,000,000)
Proceeds from sale of equipment and rental contracts	19,514	2,071,200
Proceeds from sale of Advants	500

Net cash used in investing activities	(75,667)	(3,765,281)

Cash flows from financing activities:
Proceeds from issuance of:
Common stock in subsidiary		225,000
Common stock	125	2,106,308
Proceeds of note payable	104,000
Repurchase of common stock	(437,175)	(250,963)
Principal payments on long-term debt		(387,475)
Payment in notes payable		(47,858)

Net cash provided by (used in) financing activities	(333,050)	1,645,012

See notes to consolidated financial statements.

		CONSOLIDATED
CHOICETEL COMMUNICATIONS, INC.	STATEMENTS OF CASH FLOWS
AND SUBSIDIARY	YEARS ENDED DECEMBER 31

	2001	2000

Net increase (decrease) in cash and cash equivalents	$170,133	$(1,742,418)

Cash and cash equivalents, beginning	580,926	2,323,344

Cash and cash equivalents, ending	751,059	$580,926

Supplemental disclosure of cash flow information:
Cash paid for interest		$4,584

Supplemental cash flow information:

Non-cash investing and financing activities:

Note payable settled partially by prepaid expenses		$302,142

Common stock issued in non-cash transactions	$20,000	$185,621

The gain on disposal of subsidiary includes the elimination of the following items:

Accounts payable	$1,694,605
Accrued expenses	303,009
Sale of equipment	(219,986)
Issuance of notes payable	104,000
Receivables and other	11,387

	$1,893,015

See notes to consolidated financial statements.

NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS
CHOICETEL COMMUNICATIONS, INC.	YEARS ENDED
AND SUBSIDIARY	DECEMBER 31, 2001 AND 2000

1.	Nature of business and discontinued operations:

Nature of business:

ChoiceTel Communications, Inc. and Subsidiary (the Company) includes a formerly 80% owned subsidiary, Advants, Inc.

(formerly Public Internet Access Holdings Corporation).  The Company’s primary business is providing pay phone related service in Puerto Rico. ChoiceTel Communications, Inc. increased its ownership interest in Advants, Inc. (Advants) from 60%

to 80% during 2000 mainly by providing a significant investment in Advants common stock.  Advants was in the business of providing public internet access through kiosks located in perceived high traffic areas such as gas stations and supermarkets.

Advants had minimal revenue and incurred large expenses for hardware and software in development.  Advants’ total liabilities exceed total assets by approximately $1.7 million as of December 31, 2000.  Advants was sold in May 2001.

Discontinued operations:

The Company decided to discontinue its pay phone operations in December 1999 (measurement date).  The Company had estimated it would realize an overall gain on the disposal of discontinued operations. In 1999, the Company sold all of its phones in two territories in separate transactions totaling approximately $6,400,000. In March 2000, the Company sold its operations in the Eastern United States for approximately $2,000,000.

During 2001 the Company unsuccessfully sought buyers for its Puerto Rican operations. Consequently, the Company has reclassified items reported in 2000 as components of discontinued operations as continuing since the attempted disposal period had spanned multiple periods. There is no change in the Company’s total reported earnings from 2000 as a result of this change and the Company continues to make efforts to sell the operations.

2.	Summary of significant accounting policies:

Principles of consolidation:

The consolidated financial statements for 2001 and 2000 include the accounts of ChoiceTel Communications, Inc., and its 80%

owned subsidiary, Advants.  All material intercompany balances have been eliminated. The Company sold its investment in

Advants in May 2001.

Concentration of credit risk:

The Company maintains its cash in bank deposit accounts at financial institutions where balances, at times, may exceed federally insured limits.  It is management’s opinion that the risk of loss is minimal.

The Company has an investment with Whitebox Statistical Arbitrage Fund, LP, a fund with a stated objective of providing superior short-term risk adjusted returns through the use of a statistical arbitrage trading strategy. This investment is neither guaranteed nor insured. Consequently, the entire investment is subject to market risk.

Property and equipment and depreciation methods:
Property and equipment is recorded at cost. Depreciation is being provided by the straight-line method over the estimated useful lives generally between 5 and 10 years.

Impairment of assets:

During 2000 the Company determined that substantially all of the assets of Advants and related goodwill had become impaired, as defined by Statement of Financial Accounting Standards No. 121 (SFAS No. 121) Accounting for Impairment

of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.  The impaired assets included public access Internet kiosks, related equipment and capitalized software development costs. Pursuant to the requirements of SFAS No. 121, the

Company had recorded an impairment loss on these assets.

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

For 2001, the Company will file a consolidated tax return that includes Advants from January 1 through May 8, 2001. For tax purposes, the Company has made an election that will enable the Company to carry forward substantially all of the net operating losses incurred by Advants from its inception through May 8, 2001.

For 2000, the Company filed a consolidated tax return that includes Advants for the period August 1, 2000 through December 31, 2000.

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

Alternatively, SFAS No. 123 allows entities to continue to apply the provisions of APB No. 25 and provide proforma net income disclosures for employee stock option grants as if the fair-value based method defined in SFAS No. 123 had been applied.  The Company has elected to continue to apply the provisions of APB No. 25 and provide the proforma disclosure provisions of SFAS No. 123.

Earnings per share:

The Company adopted SFAS No. 128, Earnings per Share.  Basic earnings per common share are based on the weighted average number of common shares outstanding in each year.  Diluted earnings per common share assume that outstanding common shares were increased by shares issuable upon exercise of stock options and warrants for which market price exceeds exercise price, less shares which could have been purchased by the Company with related proceeds.  This calculation added 15,257 and zero shares to the diluted weighted average shares outstanding for 2001 and 2000,

respectively.

Earnings per share (continued):
Stock options and warrants for 1,085,282 shares for December 31, 2000, were not used in the calculation of diluted earnings per share because they were antidilutive.

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

During 2000, the Company invested $2,000,000 in Whitebox Arbitrage Fund, LP.  A holder of more than 10% of the

Company’s common stock is the President of Whitebox Advisors, Inc., which is the general partner of Whitebox Arbitrage

Fund, LP.  The value of the investment at December 31, 2001 is $2,454,084. The investment was redeemed by the Company on January 1, 2002 for cash of the same amount.

4.	Write-off of goodwill and asset impairments:

During the fourth quarter of 2000, management determined that the Company’s efforts to penetrate the public access Internet kiosk business were not going to generate a cash flow sufficient to support the cost of the related assets.  Consequently, the

Company wrote-off goodwill generated in 2000 of approximately $1,062,000.

Additionally, in the fourth quarter of 2000, the Company recorded asset impairments of $2,744,184.  These asset impairments were required to reduce the carrying value of the Company’s Internet kiosks, related equipment and related capitalized software development costs.  The reported values of the profitable assets were determined from an analysis of projected undiscounted cash flows, which were no longer deemed adequate to support the value of the goodwill or of the assets.

Reported values of most of the assets were based upon salvage values net of costs required for disposal.  These write-downs relate to substantially all of the assets of Advants and related goodwill generated by common stock purchases of Advants by

ChoiceTel Communications, Inc.

5.	Property and equipment:

	2001	2000

Office equipment	$97,868	$129,603
Telephones and equipment	2,335,739	2,346,048
Kiosks		154,500
Accumulated depreciation	(590,506)	(372,468)
	1,843,101	2,257,683
In process software		50,000

	$1,843,101	$2,307,683

6.	Commitments and contingencies:

Commitments:
Phone locations:
The Company rents phone locations from merchants and property owners under varying lease terms, usually ten years, generally cancelable by the Company upon 30 days notice.

Consulting agreement:
The Company paid a director/shareholder $28,800 for certain consulting services in each year 2001 and 2000.

Leases:

The Company leases its corporate  offices and its Puerto Rico offices under a lease which became month-to-month in 2002.

Rent expense was $44,132 and $121,878 for the years ended December 31, 2001 and 2000, respectively.

Contingencies:
Sales tax:

During 2000, the Company reached a settlement with the Minnesota Department of Revenue covering all sales tax liabilities during the period the Company operated pay phones in the State of Minnesota.  As a result of the settlement the Company recognized a $509,000 gain.

Lawsuits:

The Company has been named in several lawsuits for unpaid bills of Advants, as well as for claims of promissory estoppel and other matters.  The Company intends to defend these lawsuits and believes that the likelihood of an unfavorable outcome is remote. Further, the Company does not believe that any loss pursuant to these claims will have a material effect on the financial statements. Consequently, no provision has been made in the financial statements.

The Company was unable to reconcile outstanding invoice balances during the period of March 1998 to May 2000 because line rates were in dispute with PRTC. At December 31, 2000 the Company had accrued a $250,000 liability which was believed to be adequate to cover any losses resulting from resolution of this matter. During 2001, the matter was resolved with a credit of $325,000 issued to the Company by PRTC which the Company is using to offset future phone bills.  The unused credit approximates $177,000 at December 31, 2001 and is included in prepaid expenses.

In 2000, the Company entered into an agreement to settle certain other claims by issuing 46,560 shares of common stock and a $175,000 payment.

7.	Stock options and warrants:

On April 11, 1997, the Company’s Board of Directors adopted the 1997 Long-Term Incentive and Stock Option Plan (the Plan).  The Plan provides for the issuance of incentive stock options and non-qualified stock options to key employees and directors of the Company.  The total number of shares of common stock authorized and reserved for issuance under the Plan is 350,000 shares.  The exercise price for each incentive stock option granted under the Plan may not be less than the fair market value of the common stock on the date of the grant, except in the case of incentive stock options.  In this case the optionee owns greater than 10% of the total combined voting power of all classes of capital stock of the Company, in which the exercise price may not be less than 110% of the fair market value of the common stock on the date of the grant.

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

The proforma effects of options issued to employees are as follows:

	As reported	Proforma
2001:
Net income	$1,004,109	$973,252

Income per share, primary and diluted.	$.31	$.30

2000:
Net loss	$(3,021,328)	$(3,025,968)

Loss per share	$(.93)	$(.93)

Assumptions used to estimate the fair value of options issued to employees using the Black Scholes model are as follows:

	2001	2000

Estimated:
Risk free interest rate	3.00%	5.13%
Life	1 year	4 years
Volatility	98.64%	0.00%
Dividends	0.00%	0.00%

Information with respect to options outstanding as of December 31 is summarized as follows:

	2001		2000
	Shares	Weighted average exercise price	Shares	Weighted average exercise price

Outstanding at beginning of year	345,824	$3.02	252,666	$3.21
Granted	142,858	0.92	123,158	3.18
Exercised
Forfeited	(90,000)	2.36	(30,000)	5.75

Outstanding at end of year	398,682	$2.29	345,824	$3.02

Range of exercise prices of options outstanding at December 31	$0.92 - $5.00		$2.25 - $5.00

Options exercisable at year end	398,682		342,491

Weighted average remaining life	3.0 years		2.4 years

At December 31, the Company has the following outstanding warrants:

			Weighted average
	2001	2000	exercise price

Issued as part of units in public offering	800,000	800,000	$9.50

Granted to underwriter in public offering	160,000	160,000	8.95

Granted to underwriter in private offering	629,457	629,457	4.95

Granted to investment relations company	50,000	100,000	7.00

Outstanding at year end	1,639,457	1,689,457

Warrants exercisable at year end	1,639,457	1,689,457	$7.68

Weighted average remaining life	1.7 years	2.9 years

8.	Income taxes:

	2001	2000

Provisions (benefits) calculated at statutory rates:
Deferred:
Federal	$910,000	$(1,925,000)
State	160,000	(339,000)

	1,070,000	(2,264,000)

Valuation allowance	299,000	513,000

	$1,369,000	$(1,751,000)

The deferred tax asset and deferred tax liability consist of the following at December 31:

	2001	2000

Deferred tax asset (liability):
Net operating loss carryforward	$1,705,000	$981,000
PRTC settlement		100,000
Depreciation	(401,000)	(230,000)
Amortization	34,000	425,000
Accrued expenses	20,000	25,000
Impairment loss		1,138,000
	1,358,000	2,439,000
Valuation allowance	865,000	566,000

	$493,000	$1,873,000

The Company has available loss carryforwards of $4,265,000 that expire beginning in 2020.

Utilization of the deferred tax asset of $493,000 disclosed above is dependent on future taxable profits in excess of profits arising from existing taxable temporary differences.  Assets have been recognized based on management’s estimate of projected future taxable income prior to the anticipated transaction discussed in Footnote 10 below.  The 2001 valuation considers the ability of Sontra Medical to utilize the net operating loss carryforwards after its merger with the Company.

9.	Financial instruments:

The Company’s financial instruments recorded on the balance sheet include cash, investments, accounts receivable and accounts payable. Because of their short maturity, the carrying amount of cash, investments, accounts receivable and accounts payable approximates fair value.

10.	Subsequent events:

On February 28, 2002, the Company announced that it had entered into an Agreement Plan of Reorganization (the “Merger Agreement”), dated as of February 27, 2002, with Sontra Medical, Inc., a Delaware development stage medical technology corporation. Pursuant to the Merger Agreement, the Company’s recently incorporated, wholly-owned subsidiary, CC Merger Corp., a Delaware corporation, will merge with and into Sontra Medical. Sontra Medical will be the surviving corporation and become a wholly-owned subsidiary of ChoiceTel. On the closing date of the Merger, the outstanding shares of Sontra Medical’s stock will be converted into the right to receive newly-issued shares of ChoiceTel common stock based on an exchange ratio of 0.2347 shares of ChoiceTel common stock for each share of Sontra Medical stock.

The exchange ratio is subject to adjustment in certain circumstances as set forth in the Merger Agreement. After completion of the transaction, the shareholders of Sontra Medical will own approximately 71% of ChoiceTel and ChoiceTel shareholders will own approximately 29% of ChoiceTel. Outstanding rights to purchase stock of Sontra Medical will also be converted into the rights to purchase ChoiceTel common stock at the same exchange ratio.

The transaction, which is anticipated to be tax-free to the shareholders of both companies, and which will be accounted for as a reverse merger, is expected to close late in the second fiscal quarter, subject to regulatory approvals, approval by the shareholders of both companies, and customary closing conditions. The holders of approximately 60% of ChoiceTel’s outstanding shares of common stock have agreed to vote their shares in favor of the Merger, and the holders of approximately 85% of Sontra Medical’s outstanding shares of capital stock have agreed to vote their shares in favor of the Merger.