Form 10KSB/A
period 2001-12-31
CHOICETEL COMMUNICATIONS INC /MN/
filed 2002-04-24
CIK 1031927

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10–KSB/A-1

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

On March 15, 2002, the Company had outstanding 3,035,735 shares of Common Stock, par value $.01 per share.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Form SB-2, Registration Number 333-29969, are incorporated by reference into Part II of this Form 10-KSB.

Transitional Small Business Disclosure Format (Check one):   Yes ☐;   No ☒

This amendment #1 corrects inadvertent errors contained in previous filings, which came to light in the preparation of the Company's registration statement on Form S-4 to be filed on or about April 24, 2002.

This filing corrects certain market price information and share ownership data. In addition, there is one change to the financial statements, at Note 7, to include a warrant granted to an investor in a former subsidiary for 150,000 shares.

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

	Common Stock		Redeemable Warrants
	High	Low	High	Low
2000:
First Quarter	$8.00	$2.25	$2.00	$0.06
Second Quarter	$5.88	$2.50	$1.00	$0.25
Third Quarter	$3.75	$2.13	$0.38	$0.19
Fourth Quarter	$3.06	$1.19	$0.25	$0.06

2001:
First Quarter	$1.75	$1.00	$0.09	$0.03
Second Quarter	$1.45	$1.00	$0.10	$0.01
Third Quarter	$1.09	$0.75	$0.25	$0.01
Fourth Quarter	$1.25	$0.75	$0.09	$0.02

As of  February 15, 2002 there were approximately 386 shareholders of the Company’s Common Stock.

ITEM 7.     FINANCIAL STATEMENTS

The following financial information of the Company is included as follows:

PART III

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

Name and Address of Beneficial Owner	Number of Shares Beneficially Owned (1)	Percent of Outstanding Shares (2)
Andrew Redleaf (3) 3033 Excelsior Blvd. Minneapolis, Minn. 55416	445,063	14.7%

Perkins Capital Management (3) 730 East Lake Street Wayzata, Minn. 55391	292,936	9.6%

Melvin Graf (4) 2601 Abbey Hill Dr. Minnetonka, Minn. 55305	213,334	7.0%

Directors, nominees and executive officers:

Gary S. Kohler (5)(6)(9)	918,460	30.3%
Jeffrey R. Paletz	342,358	11.3%
Jack S. Kohler (6)	260,800	8.6%
Robert A. Hegstrom (7)	176,341	5.5%
Michael Wigley (7)(8)(9)	417,091	13.0%
All directors, nominees and executive officers as a group (5 persons)	1,819,725	53.9%

(1)     Each person has sole voting power and sole dispositive power with respect to all outstanding shares, except as otherwise noted or disclosed by the beneficial owners in the Schedule 13G filing described at footnote 3 below.

(2)     Based on 3,035,735 shares outstanding at December 31, 2001. Each figure showing the percentage of outstanding shares owned beneficially has been calculated by treating as outstanding and owned the shares which could be purchased by the indicated person(s) within 60 days upon the exercise of existing stock options or warrants.

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

(9)               Includes 4,100 shares held by Mike Wigley’s three children.  Mr. Wigley disclaims beneficial ownership of such shares.

(10)         Includes warrants to purchase 5,000 shares from the Company.

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

Date: April 23, 2002
By /s/	Gary S. Kohler
Gary S. Kohler

Chairman of the Board of Directors

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature		Title	Date

/s/	Gary S. Kohler	Director	April 23, 2002
Gary S. Kohler

/s/	Jeffrey R. Paletz	President and Director	April 23, 2002
Jeffrey R. Paletz

/s/	Jack S. Kohler	Vice President and Chief Financial Officer	April 23, 2002
Jack S. Kohler

/s/	Robert A. Hegstrom	Director	April 23, 2002
Robert A. Hegstrom

/s/	Michael Wigley	Director	April 23, 2002
Michael Wigley

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

As disclosed in the outstanding warrants table of Note 7 to the financial statements, an omission resulting in the understatement of previously reported warrants outstanding as of December 31, 2001 and 2000, was discovered by management of the Company subsequent to March 14, 2002.  Accordingly, an adjustment has been made to Note 7 to include the corrected warrant information.

/s/ Schechter Dokken Kanter Andrews & Selcer Ltd.

Minneapolis, Minnesota

March 14, 2002, except for the last paragraph of Note 7 for which the date is April 22, 2002

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

Independent Auditors' Report
Notes to Consolidated Financial Statements
CHOICETEL COMMUNICATIONS, INC. AND SUBSIDIARY
YEARS ENDED DECEMBER 31, 2001 AND 2000

At December 31, the Company has the following outstanding warrants:

			Weighted average
	2001	2000	exercise price

Issued as part of units in public offering	800,000	800,000	$9.50

Granted to underwriter in public offering	160,000	160,000	8.95

Granted to underwriter in private offering	629,457	629,457	4.95

Granted to investor in former subsidiary(a)	150,000	150,000	5.00

Granted to investment relations company	50,000	100,000	7.00

Outstanding at year end	1,789,457	1,839,457

Warrants exercisable at year end	1,789,457	1,839,457	$7.44

Weighted average remaining life	2.2 years	3.4 years

(a)     As restated to reflect previous omission of this warrant.

8.	Income taxes:

	2001	2000

Provisions (benefits) calculated at statutory rates:
Deferred:
Federal	$910,000	$(1,925,000)
State	160,000	(339,000)

	1,070,000	(2,264,000)

Valuation allowance	299,000	513,000

	$1,369,000	$(1,751,000)

The deferred tax asset and deferred tax liability consist of the following at December 31:

	2001	2000

Deferred tax asset (liability):
Net operating loss carryforward	$1,705,000	$981,000
PRTC settlement		100,000
Depreciation	(401,000)	(230,000)
Amortization	34,000	425,000
Accrued expenses	20,000	25,000
Impairment loss		1,138,000
	1,358,000	2,439,000
Valuation allowance	865,000	566,000

	$493,000	$1,873,000

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