Form 10QSB
period 2002-03-31
CHOICETEL COMMUNICATIONS INC /MN/
filed 2002-05-14
CIK 1031927

FORM 10-QSB

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

QUARTERLY REPORT

PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002

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

                     Yes   ☒              No ☐

As of date of filing, the Company has 3,035,735 shares outstanding.

CHOICETEL COMMUNICATIONS, INC.

Form 10-QSB Index

May  15, 2002

Part I:     Financial Information

Item 1.    Financial Statements

Consolidated Balance Sheet -

December 31, 2001 and March 31, 2002

Consolidated Statements of Operations -

Three months ended March 31, 2001 and 2002

Consolidated Statements of Cash Flows -

Three months ended March 31, 2001 and 2002

Notes to Consolidated Financial Statements

Item 2.    Management’s Discussion and Analysis

Part II:       Other Information

Item 1.    Legal Proceedings

Item 6.     Exhibits and Reports on Form 8-K

CONDENSED CONSOLIDATED
CHOICETEL COMMUNICATIONS, INC.	BALANCE SHEETS
AND SUBSIDIARIES

	(Unaudited)
	3/31/2002	12/31/2001
Assets:
Current assets:
Cash and cash equivalents	$2,755,450	$751,059
Investments		2,454,084
Receivables	287,956	278,066
Prepaid and other assets	157,174	325,354
Deferred taxes	455,000	493,000

Total current assets	3,655,580	4,301,563

Property and equipment, net	1,783,298	1,843,101
Restricted cash	800,000
Other Assets	61,571	67,292
	$6,300,450	$6,211,956

Liabilities and shareholders’ equity:
Current liabilities:
Accounts payable	$109,813	$15,468
Accrued expenses	176,908	241,920
Total current liabilities	286,721	257,388

Shareholders’ equity	6,013,729	5,954,568

	$6,300,450	$6,211,956

See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED
CHOICETEL COMMUNICATIONS, INC.	STATEMENTS OF OPERATIONS
AND SUBSIDIARIES	THREE MONTHS ENDED MARCH 31
(Unaudited)

	2002	2001

Service revenue	$763,699	$999,099
Cost of service	294,272	396,274

Gross margin	469,427	602,825

Selling, general and administrative expenses	382,900	707,604

Operating income	86,527	(104,779)

Other income (expense)
Investment income		102,017
Interest income, net	10,633	5,512

Income (loss) before income tax (benefit)	97,160	2,750

Provision for income tax (benefit)	38,000	(8,243)

Net income (loss)	$59,160	$10,993

Earnings (loss) per share:
Net income, basic	$0.02	$0.00

Net income, diluted	$0.02	$0.00

Weighted average number of shares outstanding:
Basic	3,035,795	3,375,935

Diluted	3,054,685	3,375,935

See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED
CHOICETEL COMMUNICATIONS, INC.	STATEMENTS OF CASH FLOWS
AND SUBSIDIARIES	THREE MONTHS ENDED MARCH 31
(UNAUDITED)

	2002	2001
Cash flows from operating activities:
Net income (loss)	$59,160	$10,993
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Deferred taxes	38,000	2,664
Depreciation and amortization	76,521	66,361
Unrealized gain on investments		(102,017)
Changes in operating assets and liabilities:
Receivables	(9,890)	(125,866)
Cash in phones		3,850
Prepaids	168,180	33,674
Accounts payable	94,345	(130,439)
Accrued expenses	(65,011)	231,340
Net cash provided by (used in) operating activities	361,305	(9,440)

Cash flows from investing activities:
Purchase of equipment	(10,998)	(111,863)
Proceeds from sale of investment	2,454,084
Restricted cash	(800,000)
Proceeds from sale of equipment		19,514
Net cash provided by (used in) investing activities	1,643,086	(92,349)

Cash flows from financing activities:
Issuance of short-term debt		104,000
Repurchase of common stock		(137,774)
Net cash provided by (used in) financing activities		(33,774)

Net increase (decrease) in cash and cash equivalents	$2,004,391	$(135,563)
Cash and cash equivalents, beginning	751,059	495,312
Cash and cash equivalents, ending	$2,755,450	$359,749

Supplemental disclosure of cash flow information:
Cash paid for interest	$	$843

See notes to condensed consolidated financial statements.

CHOICETEL COMMUNICATIONS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

1.                    Basis of presentation, nature of business:

Basis of Presentation:

The condensed consolidated financial statements of the Company for the three month periods ended March 31, 2002 and 2001 have been prepared by the Company without audit by the Company’s independent auditors.  In the opinion of the Company’s management, all adjustments necessary to present fairly the financial position, results of operations, and cash flows of the Company as of March 31, 2002 and for the periods then ended have been made.  Those adjustments consist only of normal and recurring adjustments. The condensed consolidated balance sheet of the Company as of December 31, 2001 has been derived from the audited consolidated balance sheet of the Company as of that date.

Certain information and note disclosures normally included in the Company’s annual financial statements have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with a reading of the financial statements and notes thereto included in the Company Form 10-KSB annual report for 2001 filed with the Securities and Exchange Commission.

The results of operations for the three month period ended March 31, 2002 are not necessarily indicative of the results to be expected in a full year.

Nature of business:

ChoiceTel Communications, Inc., and Subsidiary (the Company) included an 80% owned subsidiary, Advants, Inc. (formerly Public Internet Access Holdings Corporation) until May 8, 2001.  The Company was in the business of providing pay phone services in several states and Puerto Rico. In December 1999 the Company decided to sell its pay phone operations.  Advants was formed to provide public internet access through kiosks located in high traffic areas such as gas stations and supermarkets.  Advants had minimal revenue since inception and incurred large expenses for hardware and software development.  In February 2001, the Company decided to cease funding Advants and liquidate its investment.

On May 8, 2001, the Company sold its investment in Advants to an unrelated party recording a gain of $1,129,000.

During 2001, the Company’s financial statements classified the results of its payphone operations as results of discontinued operations, this practice was discontinued as of December 31, 2001 and consequently, the Company has reclassified items which were reported in 2000 as discontinued operations as continuing.

On February 28, 2002, the Company announced that it had entered into an Agreement and Plan of Reorganization, dated as of February 27, 2002, with Sontra Medical, Inc., a Delaware corporation.  Pursuant to the Merger Agreement, the Company’s recently incorporated, wholly-owned subsidiary, CC Merger Corp., a Delaware corporation, will merge with and into Sontra Medical.  Sontra Medical will be the surviving corporation and become a wholly-owned subsidiary of ChoiceTel.  On the closing date of the Merger, the outstanding shares of Sontra Medical’s stock will be converted into the right to receive newly-issued shares of ChoiceTel common stock based on an exchange ratio of 0.2347 shares of ChoiceTel common stock for each share of Sontra Medical stock.  The exchange ratio is subject to adjustment in certain circumstances as set forth in the Merger Agreement.  After completion of the transaction, the shareholders of Sontra Medical will own approximately 71% of ChoiceTel and ChoiceTel shareholders will own approximately 29% of ChoiceTel.  Outstanding rights to purchase stock of Sontra Medical will also be converted into the right to purchase ChoiceTel common stock at the same exchange ratio.

On May 1, 2002 the Company sold its Puerto Rico Assets, see note 5 below

2.               Property and equipment as of:

	March 31, 2002	December 31, 2001
Office equipment	97,868	97,868
Telephones and equipment	2,340,872	2,335,739
Accumulated Depreciation	(655,442)	(590,506)
Total	1,783,298	1,843,101

3.       Commitments and contingencies:

Phone locations:

The Company rents phone locations from merchants and property owners under varying lease terms, usually ten years, generally cancelable by the Company upon 30 days notice.

Leases:

The Company leases its offices in Puerto Rico and Wayzata, Minnesota under a lease which is month-to-month.  Rent expense was $44,132 for the year ended December 31, 2001.

Contingencies:

Puerto Rico line charges:

The Company has an ongoing dispute with the Puerto Rican Telephone Company (PRTC) related to the period July 2001 to the present.

4.       Legal Proceedings

Tomato Land Display Systems, Inc. filed a suit against the Company and its former subsidiary, Advants, Inc. on April 3, 2001 in Ramsey County, Minnesota District Court seeking damages in excess of $50,000 from Advants for alleged services provided.  While the Company was not a party to the transaction, the plaintiff was seeking to hold the Company liable for the alleged debt of Advants.  Tomato Land subsequently agreed to dismiss this action and pursue its claims in the Leaf Industries claim, discussed below.

Leaf Industries, Inc. filed a claim on June 4, 2001 in Hennepin County, Minnesota District Court against the Company and Advants, seeking damages in excess of $50,000 from Advants based on a corporate guarantee whereby Advants allegedly guaranteed amounts owed by Tomato Land to Leaf Industries.  Leaf also is seeking to pierce the corporate veil and hold the Company responsible for Advants' debts.  Tomato Land is also a defendant in this action and has filed cross claims against Company identical to its claims in the Ramsey County action, discussed above.  The Company is defending the action.  In May 2002, the Court denied the Company's Motion for Summary Judgment, and a trial in this matter is anticipated to commence in September 2002.  The Company has not accrued any amounts related to these items, since in management's view, an unfavorable outcome is unlikely.

5.               Subsequent Events:

On May 1, 2002 the Company sold its Puerto Rico assets to Choicetel Acquisitions, Inc. (an unrelated third party) for $2,173,500, of which $2,123,500 was paid in cash with a $50,000 accounts receivable due 60 days from closing.  As a result of this transaction, the Company recorded a gain before tax of approximately $330,000 and after tax income of approximately $190,000 or $0.07 per share.

The following proforma table shows the effect on the March 31, 2002 financial statements as if the sale of the Puerto Rico assets had occurred on March 31, 2001.

	3/31/02	Proforma adjustments	Adjusted 3/31/02
Cash	$2,755,450	$2,123,470	$4,878,920
Receivables	287,956	50,000	337,956
Prepaid expenses	157,174		157,174
Deferred Taxes	455,000	-131,000	324,000
Property, equipment, and other assets	1,844,869	-1,844,869	0
Restricted cash	800,000		800,000
Total Assets	$6,300,450	$197,601	$6,498,050

Current liabilities	286,721		286,721
Shareholder Equity	6,013,729	197,601	6,211,330
Total	$6,300,450	$197,601	$6,498,050

Operating income	$86,527		$86,527
Other income	10,633	328,601	339,234
Income before income tax	97,160	328,601	425,761
Provision for income tax	38,000	131,000	169,000
Net income	59,160	197,601	256,761
EPS, basic	$0.02	$0.07	$0.08
EPS, diluted	$0.02	$0.06	$0.08

Item 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

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

Three months ended March 31, 2002 compared to March 31 2001.

The after tax income for the three months ended March 31, 2002 was $59,000 compared to $11,000 in the period ended March 31, 2001.  This includes the effect of consolidating Advants Inc.’s operations with the Company’s payphone activities until May 2001, when the Company sold its stock holdings to a third party.

Revenue

                Total revenues for the period ended March 31, 2002 were $764,000 compared to $999,000 in the period ended March 31, 2001.  During the 2002 period, the company operated an average of 1,450 payphones compared to an average of 1,500 payphones in the 2001 period.

Advants’ revenue in 2001 was $15,000.

Coin revenues in 2002 were $485,000 compared to $517,000 a decrease of $32,000 or 6.3%.  Non-coin revenues were $156,000 compared to $208,000 a decrease of $53,000 or 25.2%, and dial around revenues were $123,000 compared to $259,000 a decrease of $136,000 or 52.4%.

Direct Expenses

                Total direct expenses for the period ended March 31, 20021 were $294,000 compared to $396,000 in the period ended March 31, 2001.  Direct expenses for Advants were $65,000 in 2001.

                Telephone line charges were $232,000 in 2002 compared to $261,000 in 2001 a decrease of $30,000 or 11.3%.  Commissions to site providers were $63,000 in 2002 compared to $70,000 in 2001 a decrease of $7,000 or 10.5%.

Sales General and Admin Expenses

                Total sales, general and admin expenses (SG&A) for the period ended March 31, 2002 were $383,000 compared to $708,000 in 2001.  SG&A expenses for Advants were $285,000 in 2001.

                Service and collection expenses were $101,000 in 2002 compared to $122,000 in 2001 a decrease of $22,000 or 17.6%.  Marketing expenses were $6,000 in 2002 compared to $18,000 in 2001 a decrease of $13,000 or 68.2%.  Admin office and overhead expenses were $73,000 in 2002 compared to $63,000 in 2001 an increase of $10,000 or 15.9%.

Corporate SG&A includes the cost of Corporate officers, the Corporate offices, and other recurring expenses related to maintaining the corporate entity, such as directors’ compensation, shareholder services, and audit and reporting expenses.  Corporate SG&A in 2002 was $127,000 compared to $153,000 in 2001, a decrease of $26,000 or 16.9%.  Depreciation and amortization totaled $77,000 in 2002 compared to $66,000 in 2001.

Other Income and Expense

During 2002, other income and expense includes $11,000 interest earned from investing excess cash balances in money market accounts

During 2001, other income and expense includes $102,000 earned by Choicetel on its investment in Whitebox Arbitrage Trading LLP, and $6,000 interest earned by Choicetel from investing excess cash balances in money market accounts

Liquidity and Capital Resources

For the three months ended March 31, 2002 the Company’s operating activities provided  $361,000 and the proceeds from sales of investments provided $2,454,000. The Company used $11,000 to purchase equipment and $800,000 was put into escrow as required by the Sontra Merger agreement.  This resulted in a $2,004,000 increase in cash balances.

Item 1. Legal Proceedings

A suit was filed on April 3, 2001 in Ramsey County, Minnesota District Court by Tomato Land Displays seeking damages in excess of $50,000 from Advants for alleged services provided.  While the Company was not a party to the transaction, the plaintiff was seeking to hold the Company liable for the alleged debt of Advants.  Tomato Land subsequently agreed to dismiss this action and pursue its claims in the Leaf Industries claim, discussed below.

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

Item 6.  Reports on Form 8-K

                On March 5, 2002, the Company reported that it had entered into an Agreement and Plan of Reorganization, dated as of February 27, 2002, with Sontra Medical, Inc.  Pursuant to the Merger Agreement, the Company will merge with and into Sontra Medical, with Sontra Medical as the surviving corporation.  On the closing date of the Merger, the outstanding shares of Sontra Medical’s stock will be converted into the right to receive newly-issued shares of ChoiceTel common stock based on an exchange ratio of 0.2347 shares of ChoiceTel common stock for each share of Sontra Medical stock, which exchange ratio is subject to adjustment in certain circumstances as set forth in the Merger Agreement. After completion of the transaction, the shareholders of Sontra Medical will own approximately 71% of ChoiceTel and ChoiceTel shareholders will own approximately 29% of ChoiceTel. Outstanding rights to purchase stock of Sontra Medical will also be converted into the right to purchase ChoiceTel common stock at the same exchange ratio.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHOICETEL COMMUNICATIONS, INC.

Date: May 14, 2002	By:	/s/ Jack S. Kohler
Jack S. Kohler
Vice President and Chief Financial Officer