Form 10QSB
period 2002-06-30
SONTRA MEDICAL CORP
filed 2002-08-19
CIK 1031927

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                ------------------------------------------------

                                   FORM 10-QSB

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2002

                        Commission File Number: 0-230 17


                           SONTRA MEDICAL CORPORATION
             (Exact name of registrant as specified in its charter)


                MINNESOTA                                    41-1649949
                ---------                                    ----------
     (State or other jurisdiction of                      (I.R.S. Employer
       Incorporation or organization)                   Identification Number)

58 Charles Street, Cambridge, Massachusetts                     02141
-------------------------------------------                     -----
  (Address of principal executive offices)                    (Zip Code)


                                 (617) 494-5337
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)


  ChoiceTel Communications, 15500 Wayzata Blvd., #1029, Wayzata Minnesota 55391
--------------------------------------------------------------------------------
(Former name, former address and former fiscal year if changed from last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                              Yes [X]    No [ ]

As of the date of this filing, the Registrant had 9,246,084 shares of Common Stock outstanding.

                           SONTRA MEDICAL CORPORATION

                                FORM 10-QSB INDEX

                                                                         Page
                                                                        Number
                                                                        ------

Part I - Financial Information

Item 1.      Consolidated Financial Statements

             Consolidated Balance Sheets as of December 31, 2001 and
               June 30, 2002 (Unaudited)                                   3

             Consolidated Statements of Operations for the
               Three and Six Months Ended
               June 30, 2001 and 2002 (Unaudited)                          4

             Consolidated Statements of Cash Flows for the
               Six Months Ended June 30, 2001 and 2002 (Unaudited)         5

             Notes to Consolidated Financial Statements (Unaudited)        6

Item 2.      Management's Discussion and Analysis of
               Financial Condition and Results of Operations               8



Part II - Other Information

Item 1.      Legal Proceedings                                            15

Item 4.      Submission of Matters to a Vote of Security Holders          15

Item 6.      Exhibits and Reports on Form 8-K                             16

             Signatures                                                   16

                           SONTRA MEDICAL CORPORATION
                     Formerly ChoiceTel Communications, Inc.
                          (A Development Stage Company)

                           Consolidated Balance Sheets

                                                                                              Consolidated Balance Sheets
                                                                                                         As of
                                                                                            June 30,            December 31,
                                                                                              2002                  2001
                                                                                          ------------          ------------
                                                                                          (Unaudited)
Assets:
Current Assets:
  Cash and cash equivalents                                                               $  4,593,674          $    381,067
  Accounts receivable, net                                                                     141,971                  --
  Prepaid expenses and other current assets                                                    191,909                52,054
                                                                                          ------------          ------------
       Total current assets                                                                  4,927,554               433,121
                                                                                          ------------          ------------

Property and Equipment, at cost

  Computer equipment                                                                           127,201                87,663
  Office and laboratory equipment                                                              378,650               394,696
  Furniture and fixtures                                                                         9,139                 9,139
  Leasehold improvements                                                                       287,035               287,035
                                                                                          ------------          ------------
                                                                                               802,025               778,533
  Less-Accumulated depreciation and amortization                                              (563,998)             (507,616)
                                                                                          ------------          ------------
       Net property and equipment                                                              238,027               270,917

  Restricted Cash                                                                                 --                  10,500
  Other Assets                                                                                  31,675                31,675
                                                                                          ------------          ------------
       Total assets                                                                       $  5,197,256          $    735,713
                                                                                          ============          ============

LIABILITIES, CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities:
 Accounts payable                                                                         $    109,024          $    164,599
 Accrued  expenses                                                                             798,534               208,181
                                                                                          ------------          ------------
       Total current liabilities                                                               907,558               372,780

Series A Convertible Preferred Stock, $0.01 par value
    Authorized, issued and outstanding 1,938,075 shares in 2001
    and no shares in 2002 (liquidation preference of $7,000,000 at 2001)                          --               7,000,000

Series B Redeemable Convertible Preferred Stock, $0.01 par value
    Authorized 3,994,514 shares, issued and outstanding
    1,646,354 shares in 2001 and no shares in 2002, at redemption value
    (liquidation preference of $3,420,789 at 2001)                                                --               3,420,789

Stockholders' Equity (Deficit):
Common stock, $0.01 par value,
   Authorized 20,000,000 shares

   Issued and outstanding 9,246,084 shares in 2002 and 2,613,348 in 2001                        92,461                26,133
Additional paid-in capital                                                                  17,769,330             1,666,225
Subscriptions receivable                                                                       (17,294)              (17,294)
Deficit accumulated during the development stage                                           (13,554,799)          (11,722,420)
                                                                                          ------------          ------------
                                                                                             4,289,698           (10,047,356)

Total liabilities, convertible preferred stock and stockholders' equity (deficit)         $  5,197,256          $    746,213
                                                                                          ============          ============

    The accompanying notes are an integral part of these financial statements

                           SONTRA MEDICAL CORPORATION
                     Formerly ChoiceTel Communications, Inc.
                          (A Development Stage Company)

                      Consolidated Statements of Operations
                                   (Unaudited)

                                                                                                                  Cumulative
                                                                                                                 Period from
                                                                                                                  Inception
                                                                                                              (January 29, 1996)
                                         Three Months Ended June 30,          Six Months Ended June 30,                to
                                            2002              2001              2002             2001           June 30, 2002
                                        -----------       -----------       -----------       -----------       ------------

Revenue                                 $      --         $      --         $      --         $      --         $  2,895,927

Operating Expenses:

  Research and development                  426,255           478,130           860,624           972,598          8,059,340

  General and administrative                621,296           343,295           826,380           772,645          6,526,285
                                        -----------       -----------       -----------       -----------       ------------
       Total operating expenses           1,047,551           821,425         1,687,004         1,745,243         14,585,625
                                        -----------       -----------       -----------       -----------       ------------


       Loss from operations              (1,047,551)         (821,425)       (1,687,004)       (1,745,243)       (11,689,698)

Interest income (expense), net                1,596           (55,236)            2,726           (62,524)          (808,964)
                                        -----------       -----------       -----------       -----------       ------------
       Net loss                          (1,045,955)         (876,661)       (1,684,278)       (1,807,767)       (12,498,662)

Accretion of Dividend on Series B
  Redeemable Convertible Preferred
  Stock                                     (53,126)             --            (148,101)                            (483,906)
                                        -----------       -----------       -----------       -----------       ------------
      Net loss applicable to
        common Shareholders             $(1,099,081)      $  (876,661)      $(1,832,379)      $(1,807,767)      $(12,982,568)
                                        ===========       ===========       ===========       ===========       ============


Net loss per common, basic and
diluted                                 $     (0.27)      $     (0.34)      $     (0.55)      $     (0.87)
                                        ===========       ===========       ===========       ===========

Basic and diluted weighted average
  common shares outstanding               4,028,525         2,612,819         3,324,701         2,069,852
                                        ===========       ===========       ===========       ===========

    The accompanying notes are an integral part of these financial statements.

                           SONTRA MEDICAL CORPORATION
                          (A Development Stage Company)
                     Formerly ChoiceTel Communications, Inc

                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                                                          Cumulative Period
                                                                                                           from Inception
                                                                         Six Months Ended June 30,        (January 29, 1996)
                                                                           2002               2001        to June 30, 2002
                                                                       ------------       -----------     ----------------
Cash Flows From Operating Activities:

Net loss                                                               $ (1,684,278)      $(1,807,767)      $(12,498,662)
Adjustments to reconcile net loss to net cash used in operating activities:
  Depreciation and amortization                                              67,403            80,821            613,265
  Stock based compensation                                                  300,000            19,104            433,948
  Amortization of discount on convertible                                      --
   promissory notes                                                            --                --            1,200,000
Changes in assets and liabilities:                                             --
  Prepaid assets and other current assets                                  (139,855)          (27,371)          (191,909)
  Accounts payable                                                          (55,576)          217,270            109,024
  Accrued expenses                                                           68,851            91,116            277,032
                                                                       ------------       -----------       ------------
       Net cash used in  operating activities                            (1,443,455)       (1,426,827)       (10,057,302)
                                                                       ------------       -----------       ------------
Cash Flows from Investing Activities:

  Purchase of property and equipment                                        (42,941)           (1,950)          (878,601)
  Sale of fixed assets                                                        8,428              --               36,158
  Decrease in restricted cash                                                10,500              --                 --
  (Increase) decrease in other long-term assets                                --               3,000            (31,675)
                                                                       ------------       -----------       ------------
       Net cash provided by (used in) investing activities                  (24,013)            1,050           (874,118)
                                                                       ------------       -----------       ------------
Cash Flows From Financing Activities:

Proceeds from equipment loan                                                   --                --              491,032
Repayment of equipment loan                                                    --            (289,733)          (491,032)
Net proceeds from the sale of common stock                                     --                --              331,726
Cash received from ChoiceTel merger                                       4,693,220              --            4,693,220
Net proceeds from the sale of preferred stock                               980,107              --            9,365,091
Proceeds from issuance of convertible promissory note                          --           1,200,000          1,700,000
Proceeds from stock option exercise                                           6,748              --                6,788
Distribution to shareholders                                                   --                --             (572,231)
Payment of subscription receivable                                             --                --                  500
                                                                       ------------       -----------       ------------
       Net cash provided by financing activities                          5,680,075           910,267         15,525,094
                                                                       ------------       -----------       ------------

Net Increase(Decrease) in Cash and Cash Equivalents                       4,212,607          (515,510)         4,593,674
Cash and Cash Equivalents, beginning of period                              381,067           533,803               --
                                                                       ------------       -----------       ------------
Cash and Cash Equivalents, end of period                               $  4,593,674       $    18,293       $  4,593,674
                                                                       ============       ===========       ============
Supplemental Disclosure of Non Cash Financing Transactions:

    Conversion of note in Series A pfd stock                           $       --         $      --         $    500,000
                                                                       ============       ===========       ============
    Conversion of note into Series B pfd stock                         $       --         $      --         $  1,200,000
                                                                       ============       ===========       ============
    Accretion of dividend on Series B pfd stock                        $    148,101       $      --         $    248,998
                                                                       ============       ===========       ============
    Issuance of common stock in connection with the convertible
    promissory notes                                                   $       --         $      --         $    600,000
                                                                       ============       ===========       ============
    Beneficial conversion feature on convertible promissory notes      $       --         $      --         $    600,000
                                                                       ============       ===========       ============
    Conversion of Series A and B Preferred Stock into
    common stock                                                       $ 11,548,997       $      --         $ 11,548,997
                                                                       ============       ===========       ============
Supplemental Disclosure of Cash Flow Information:

    Cash paid for interest                                             $       --         $    62,524       $    153,371
                                                                       ============       ===========       ============


   The accompanying notes are an integral part of these financial statements.

                           SONTRA MEDICAL CORPORATION
                    (Formerly ChoiceTel Communications, Inc.)
                          (A Development Stage Company)

                   Notes to Consolidated Financial Statements
                                  June 30, 2002
                                   (Unaudited)

(1)  BASIS OF PRESENSTATION

     The accompanying consolidated financial statements include the accounts of Sontra Medical Corporation ("the Company) and its wholly-owned subsidiary, Sontra Medical, Inc. ("Sontra"). All significant inter-company balances and transactions have been eliminated in consolidation. The financial information included in this report has been prepared in accordance with generally accepted accounting principles for interim financial statements and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and disclosures required for annual financial statements. These financial statements should be read in conjunction with the financial statements and related footnotes of the predecessor company ChoiceTel Communications, Inc's annual report filed on Form 10-KSB for the year ended December 31, 2001 and the financial statements and related footnotes of Sontra included in the Company's Registration Statement on Form S-4 (Registration No 333-86814 filed on May 16,
2002).

     In the opinion of the Company's management, all adjustments (consisting only of normal recurring accruals) necessary to present fairly the Company's financial position as of June 30, 2002 and the results of operations and cash flows for the three and six month periods ended June 30, 2002 and June 30, 2001 have been included. The results of operations for the quarter and six months ended June 30, 2002 are not necessarily indicative of the results of operations for the full year or any other interim period.

(2)  MERGER AGREEMENT WITH CHOICETEL COMMUNICATIONS, INC.

At an annual meeting of ChoiceTel Communications, Inc. ("ChoiceTel") shareholders and a special meeting of Sontra stockholders, each held on June 20, 2002, the stockholders of Sontra and the shareholders of ChoiceTel approved and adopted the Agreement and Plan of Reorganization, dated as of February 27, 2002 (the "Merger Agreement"), among ChoiceTel, its wholly-owned subsidiary, CC Merger Corp., and Sontra Medical, Inc. Pursuant to the Merger Agreement, Sontra merged into CC Merger Corp, a wholly -owned subsidiary of ChoiceTel, with Sontra surviving the merger as a wholly-owned subsidiary of ChoiceTel. Subsequent to the consummation of the merger, ChoiceTel changed its name to Sontra Medical Corporation.

For accounting purposes, the merger transaction is treated as a capital transaction and a recapitalization, whereby the historical financial statements of Sontra Medical, Inc. become the historical financial statements of the combined entity. Following the merger, the business conducted by the combined entity will be the business conducted by Sontra prior to the merger. The accounting treatment for the recapitalization is similar to that resulting from an acquisition, except that goodwill and other intangible assets were not recorded.

Under the recapitalization, in exchange for the $4,794,524 of net assets that Sontra received from ChoiceTel, the shareholders of ChoiceTel received 3,035,795 shares of the Company's common stock. In addition, the preferred stockholders of Sontra converted their shares of Series A Preferred Stock and Series B Preferred Stock into common stock of Sontra. The resulting 32,227,829 shares of common stock on Sontra were then exchanged for 6,210,289 shares of the Company at a ratio of .1927 shares of the Company's common stock for each share of Sontra common stock. Upon completion of the merger, the Company had 9,246,084 shares of common stock outstanding with the former ChoiceTel shareholders owning 32.83% of the common stock and the former Sontra shareholders owning 67.17% of the outstanding shares of the Company. All of the per share data for periods prior to June 30, 2002 have been retroactively adjusted by the .1927 exchange ratio to reflect the recapitalization.

The merger was effected pursuant to the Delaware General Corporation Law and is intended to be a tax-free reorganization under Section 368(a)(1)(A) of the Internal Revenue Code of 1986, as amended.

On April 12, 2002, Sontra granted an option to a consultant for the purchase of 38,540 shares of common stock at an exercise priceof $.52. per share in exchange for services related to the proposed merger with ChoiceTel. The shares under this option vested 100% upon the consummation of the merger and were valued as of June 20, 2002 at approximately $115,000 using the Black-Scholes option pricing model. However, since the services provided by the consultant are considered cost associated with the merger, there is no impact on additional paid in capital.

On June 28, 2002, Sontra granted options to its Board of Directors for a total of 200,000 shares of common stock. The options had an exercise price of $2.50 and the fair value of the common stock on this date was $4.00. As a result, Sontra recorded additional paid in capital and non-cash compensation expense of $300,000 for the quarter ending June 30, 2002.

(3)  REDEEMABLE PREFERRED STOCK

Prior to its conversion into common stock in connection with the merger, the Series B Preferred Stock of Sontra was recorded at net sales price and the carrying value was accreted (increased) over time such that at the earliest date of possible redemption, the Series B Preferred Stock was carried at its redemption value. The periodic accretion was recorded to increase the carrying value was charged directly to the accumulated deficit in the development stage. In the quarter ending June 30, 2002, $53,126 was charged to deficit accumulated in the development stage related to the accretion on the Series B Preferred Stock through the date of conversion. The carrying value of the Series A Preferred Stock of Sontra did not accrete prior to its conversion into common stock.

In conjunction with the merger (see Note 2) on June 20, 2002, all shares of Sontra's Series A Preferred Stock and Series B Preferred Stock converted into an equal number of shares of Sontra common stock.

(4)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying financial statements reflect the application of certain accounting policies as described in this note and elsewhere in the accompanying financial statements.

(a) Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates.

(b) Cash and Cash Equivalents

Sontra considers all highly liquid investments with maturities of ninety days or less to be cash equivalents. Cash equivalents consist primarily of commercial paper and money market funds as of June 30,2002 and December 31,2001.

(c) Depreciation and Amortization

Sontra provides for depreciation and amortization by charges to operations for the cost of assets using the straight-line method based on the estimated useful lives of the related assets, as follows:

Asset Classification                 Estimated Useful Life

Computer equipment                          3 years
Office and laboratory equipment             3-5 years
Furniture and fixtures                      7 years
Leasehold improvements                      Life of lease

(d) Stock-Based Compensation

The Company's employee stock option plan is accounted for using the intrinsic value-based method of Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. Sontra uses the fair value method of SFAS No. 123, Accounting for Stock-Based Compensation to account for non-employee stock-based compensation.

In 1997 and in 1999, the Company adopted the 1997 and 1999 Stock Option and Incentive Plans (the Plans) under which the board of directors (or committees and/or executive officers delegated by the Board) may grant incentive and nonqualified stock options or other awards to employees, officers, directors, consultants and advisors. There are an aggregate of 1,500,000 shares reserved under the 1997 plan and 866,539 shares reserved under the 1999 plan.

There were no options issued in the quarter ending March 31, 2002. In the quarter ending June 30, 2002, the Company granted options for 1,366,041 shares of common stock at prices from $0.52 to $3.74 which approximately fair value. In connection with the merger as discussed in Note 2, Sontra assumed options issued by ChoiceTel prior to the merger for a total of 212,341 shares of common stock. As of June 30, 2002, options on common stock outstanding totaled 1,935,690 at a weighted average exercise price of $2.31 per share.

(e) Net Loss per Common Share

Basic and diluted net loss per share of common stock are presented in conformity with SFAS No. 128, Earnings per Share, for all periods presented. Accordingly, basic and diluted net loss per share of common stock has been computed by dividing the net loss applicable to common stockholders in each period by the weighted average number of shares of common stock outstanding during the period.

(f) Research and Development Expenses

The Company charges research and development expenses to operations as incurred. Research and development expenses primarily consist of salaries and related expenses for personnel and consulting services. Other research and development expenses include fees paid to consultants and outside service providers, the costs of materials used in research and development, information technology and facilities costs.

(g) Income Taxes

The Company provides for federal and state income taxes in accordance with SFAS No. 109, Accounting for Income Taxes. Under SFAS No. 109, deferred tax assets and liabilities are recognized based on temporary differences between the financial statement and tax bases of assets and liabilities. Deferred income taxes are based on enacted rates and laws applicable to periods in which differences are expected to reverse. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

No provision or benefit for federal or state income taxes has been recorded as Sontra has incurred net losses for all periods presented.

(5)  LITIGATION

The Company has been named in a lawsuit brought in Minneapolis District Court by a creditor of a former ChoiceTel subsidiary, Advants, Inc In May 2002, the Court denied the Company's motion for summary judgment and a trial in this matter is anticipated to commence in September. The Company intends to vigorously defend this lawsuit

Item 2.  Management's Discussion and Analysis or Plan of Operation

     The following discussion of the financial condition and results of operations of Sontra Medical Corporation should be read in conjunction with the financial statements and the related notes thereto included elsewhere in this Form 10-QSB and the audited financial statements and notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations included in ChoiceTel Communications Inc.'s Annual Report on Form 10-KSB for the year ended December 31, 2001 and the financial statements and related footnotes of Sontra Medical, Inc. included in the Registration Statement on Form S-4 (Registration No. 333-86814) filed on May 16, 2002, each of which has been filed with the Securities and Exchange Commission. Except for the historical information contained herein, the following discussion contains forward-looking statements that involve risks and uncertainties, certain of which are beyond our control. Actual results could differ materially from these forward-looking statements as a result of a number of factors including, but not limited to, those factors described in "Factors That May Affect Future Results" in this Form 10-QSB and in the other aforementioned documents.

Overview

     The Company was incorporated in Minnesota in 1989 as Intelliphone, Inc., and changed its name in April 1997 to ChoiceTel Communications, Inc. On June 20, 2002, ChoiceTel Communications, Inc. ("ChoiceTel") (the predecessor to Sontra Medical Corporation), Sontra Medical, Inc. ("Sontra") and CC Merger Corp., a wholly owned subsidiary of ChoiceTel, consummated a business combination whereby CC Merger Corp. merged into Sontra with Sontra surviving as a wholly-owned subsidiary of ChoiceTel. The merger has been accounted for as recapitalization whereby the historical financial statements of Sontra became the historical financial statements of the Company. Following the merger, ChoiceTel changed its corporate name to Sontra Medical Corporation (the "Company") and began operating in Sontra's line of business.

     Sontra Medical Corporation is a development stage life sciences company engaged in the research and development of transdermal diagnostic products, including transdermal transport of interstitial fluid for diagnostic purposes. The Company is also developing technology for the transdermal delivery of therapeutics and topical components for pharmaceutical and cosmetics applications.

     The Company has incurred net losses since its inception in 1996, including a net loss of approximately $1.4 million and $4.7 million for the six months ended June 30, 2002 and the year ended December 31, 2001 respectively. As of June 30, 2002, the Company had an accumulated deficit of $13.3 million. The Company's losses have resulted principally from costs incurred in conjunction with its research and development initiatives. The Company expects additional losses for the foreseeable future primarily as a result of its research and development activities and other general corporate activities.

     Research and development expenses include costs related to salaries and related expenses for personnel and consulting services. Other research and development expenses include fees paid to consultants and outside service providers, the cost of materials used in research and development, information technology and facilities costs. The

Company expects that its research and development expenses will continue as it continues activities to complete the development of its products, obtain regulatory clearances or approvals, and conduct further research and development.

     General and administrative expenses consist primarily of non-research personnel salaries and related expenses, facilities costs and professional fees. The Company expects general and administrative expenses to increase as it hires additional personnel and builds its infrastructure to support future growth.

Results of Operations

     Comparison of the quarters ended June 30, 2002 and 2001

     Research and development expenses. Research and development expenses decreased to $426,000 for the quarter ended June 30, 2002 from $478,000 for the quarter ended June 30, 2001. This decrease was primarily attributable to a decrease in spending for outside consultants.

     General and administrative expenses. General and administrative expenses was substantially unchanged at $321,000 for the quarter ended June 30, 2002 versus $343,000 for the for the quarter ended June 30, 2001. The Company expects general and administrative expenses to increase in the future due to the hiring of members of its senior management team as well as expenses associated with being a public company following completion of the merger.

     Interest income. Interest income was $1,596 for the quarter ended June 30, 2002 versus interest expense of $55,236 for the quarter ended June 30, 2002. The decrease in interest expense was due to elimination of all outstanding loans during the second quarter of 2002. During the second quarter of 2001, the Company had bridge loans outstanding in an aggregate principal amount of $1.2 million.

     Comparison of the six months ended June 30, 2002 and 2001

     Research and development expenses. Research and development expenses decreased to $861,000 for the six months ended June 30, 2002 from $973,000 for the six months ended June 30, 2001. This decrease was primarily attributable to a decrease in spending for outside consultants. The Company expects research and development expenses to increase substantially over the next year as it accelerates the commercialization of its SonoPrep technology.

     General and administrative expenses. Selling, general and administrative expenses decreased to $526,000 for the six months ended June 30, 2002 from $773,000 for the six months ended June 30, 2001. The decrease is attributable to a decrease in expenses for outside consultants and also a decrease in amortization and depreciation. The Company expects general and administrative expenses to increase in the future due to the hiring of members of its senior management team as well as expenses associated with being a public company following completion of the merger.

     Interest income(expense). Interest income was $2,726 for the six months ended June 30, 2002 versus interest expense of $63,000 for the six months ended June 30, 2001. The decrease in interest expense was primarily due to the elimination of all outstanding loans during the first six months of 2002. During the first six months of 2001, the Company had bridge loans totaling $1.2 million outstanding and during the first quarter of 2001 outstanding equipment loans of $290,000 were repaid.

Liquidity and Capital Resources

     Sontra Medical Corporation is a development stage company and has financed its operations since inception primarily through private sales of its preferred stock and issuance of convertible promissory notes and with the cash received in the merger. As of June 30, 2002, the Company had $4,594,000 in cash and cash equivalents.

     Net cash used in operating activities was $1,454,000 for the six months ended June 30, 2002, primarily due to the net loss of $1,385,000 and an increase in net working capital.

     Net cash used in investing activities was $13,000 for the six month period ended June 30, 2002, resulting from $23,000 used to purchase equipment and $11,000 provided from the release of restricted cash.

     Net cash provided by financing activities was $5,680,000 for the six months ended June 30, 2002. The merger with Choicetel provided $4,693,000 of cash and net proceeds from the sale of preferred stock provided $980,000. In addition, the exercise of stock options also provided $7,000.

     The Company expects that the cash and marketable securities of the combined company will be sufficient to meet its cash requirements through June 2003. The Company will be required to raise a substantial amount of capital in the future to complete the commercialization of its products. The Company's future capital requirements will depend on many factors, including the following:

     o its ability to obtain funding from third parties, including any future collaborative partners;

     o its progress on research and development programs and pre-clinical and clinical trials;

     o    the time and costs required to gain regulatory approvals;

     o the costs of manufacturing, marketing and distributing its products, if successfully developed and approved;

     o the costs of filing, prosecuting and enforcing patents, patent applications, patent claims and trademarks;

     o    the status of competing products; and

     o the market acceptance and third-party reimbursement of its products, if successfully developed and approved.

     If the Company is unable to raise sufficient additional financing, its business and operations will be materially adversely affected and it may not be able to sustain its operations.

Factors That May Affect Future Results

     The Company operates in a rapidly changing environment that involves a number of risks, some of which are beyond our control. This discussion highlights some of the risks which may affect future operating results.

The Company's failure to comply with Nasdaq's listing standards will subject its stock to being delisted from the Nasdaq SmallCap Market.

     On June 24, 2002, the Company received a notice from Nasdaq that the business combination between Sontra and ChoiceTel constituted a reverse merger and that, in addition to compliance with the Nasdaq SmallCap Market's continued listing requirements, the Company was required to meet the more stringent initial listing requirements of the Nasdaq SmallCap Market. The notice further stated that the Company's common stock failed to comply with the minimum bid price and shareholders' equity requirements for initial listing and that, as a result, its common stock is subject to delisting from the Nasdaq SmallCap Market. The Company appealed the Nasdaq finding at an oral hearing held on August 8, 2002 with the Nasdaq Listing Qualifications Panel. As of the date hereof, the Company has not yet received the results of that hearing, and the Company is unable to predict the outcome thereof. While the Company stock continues to be listed on the Nasdaq SmallCap market pending the determination of the Nasdaq Listing Qualifications Panel, there can be no assurance that the panel will grant the Company's request for continued listing. At June 30, 2002, the Company did not meet the initial listing requirements for the Nasdaq Small Cap Market and its stock may be delisted in the near future.

     If the Company's stock is delisted from the Nasdaq SmallCap Market, it will likely be traded on the over-the-counter bulletin board (OTCBB). If the Company's stock is traded on the OTCBB, its value may be negatively impacted because stocks which trade over-the-counter tend to trade with larger variations between the bid and ask price. Further, it will likely be more difficult to dispose of, or obtain accurate quotations as to the value of, the Company's common stock. This lack of liquidity may cause the Company to have difficulty in raising capital.

Sontra has a history of losses, and the Company expects losses to continue for several years.

     Sontra has generated limited revenues and has had operating losses since its inception in 1996. Sontra's accumulated deficit was approximately $13.3 million as of June 30, 2002. It is possible that the Company will never generate any additional revenue or generate enough additional revenue to achieve profitability. Even if the Company obtains profitability, it may not be able to sustain or increase profitability. The Company expects its operating losses to continue for the foreseeable future as it continues to expend substantial resources to conduct research and development, feasibility and pre-clinical studies, obtain limited regulatory approvals for specific use applications of its SonoPrep(R) device, identify and secure collaborative partnerships, and manage and execute its obligations in strategic collaborations.

The Company will need additional capital in the future.

     Sontra has generated limited revenue the Company and does not expect to generate any revenues in the near future. The Company's development efforts to date have consumed and will continue to require substantial amounts of capital to complete the development of its SonoPrep(R) technology and to meet its other cash requirements in the future. The Company will need substantial additional capital to complete the development of its SonoPrep(R) technology and to meet its other cash requirements in the future. Based on the Company's current operating plan, the Company estimates that it will be required to raise additional funds prior to June 2003 through public or private financing, collaborative relationships or other arrangements the source of which is unknown. Any future equity financing, if available, may result in substantial dilution to existing stockholders, and debt financing, if available, may include restrictive covenants or may require the Company to grant a lender a security interest in its assets. To the extent that the Company attempts to raise additional funds through third party collaboration and/or licensing arrangements, the Company may be required to relinquish some rights to its technologies or products currently in various stages of development, or grant licenses on terms that are not favorable to the Company. If the Company is unable to raise sufficient additional financing, it may not be able to sustain its operations.

The price of the Company's stock may be volatile and trading in the stock is likely to be limited.

     The trading price of the Company's common stock has fluctuated in the past and is expected to continue to do so in the future, as a result of a number of factors, many of which are outside the Company's control. The Company's common stock reached a high of $4.77 per share and traded as low as $0.70 per share between October 1, 2001 and July 31, 2002. Since the Company's initial listing on the Nasdaq SmallCap Market in 1998, the volume of trading in the Company's common stock has been limited and price changes have been volatile.

     In addition, the stock market has experienced price and volume fluctuations that have affected the market prices of many companies, and that have often been unrelated or disproportionate to the operating performance of these companies. These broad market fluctuations could adversely affect the market price of the Company's common stock. In the past, following periods of volatility in the market price of a particular company's securities, securities class action litigation has often been brought against that company. Securities class action litigation could result in substantial costs and a diversion of the Company's management's attention and resources.

The Company has a short operating history, which makes it difficult for you to evaluate the Company's business.

     Because limited historical information is available on the Company's business, it may be difficult to evaluate the Company's business and prospects. The Company's business and prospects must be considered in light of the substantial risks, expenses, uncertainties and difficulties encountered by entrants into the medical device industry, which is characterized by increasingly intense competition and a high failure rate. To date, the Company has engaged primarily in research and development efforts, prototype development and testing, and conducting pre-clinical and feasibility studies. The Company's results of operations will depend on, among other factors:

     o    research and development activities and outcomes;

     o    results of feasibility and pre-clinical studies;

     o    the ability to enter into collaborative agreements;

     o    the timing of payments, if any, under future collaborative agreements;
          and

     o    costs related to obtaining, defending and enforcing patents.

     The development and commercialization of the Company's potential products, including the SonoPrep(R) device, will require the formation of strategic partnerships with third parties, substantial further research, regulatory, sales and marketing, manufacturing and other expenditures by the Company or a strategic partner of the Company.

The Company's future success is dependent on successful collaborations with strategic partners.

     The Company's future success is dependent on its ability to selectively enter into and maintain collaborative arrangements with leading medical device and pharmaceutical companies. The Company is not currently a party to any collaborative agreements and may not be able to enter into any collaborative arrangements on acceptable terms, if at all. If the Company were not able to find a collaborative partner, the business, financial condition and results of operations of the Company could be materially adversely affected.

     Even if the Company were to enter into a collaborative arrangement:

     o such collaborative arrangements could terminate upon the expiration of certain notice periods;

     o funding by collaborative partners may be dependent upon the satisfaction of certain goals or "milestones" by certain specified dates, some of which may be outside of the Company's control;

     o collaborative partners may retain a significant degree of discretion regarding the timing of these activities and the amount and quality of financial, personnel and other resources that they devote to these activities;

     o disputes may arise between the Company and any future collaborative partner regarding their respective rights and obligations under the collaborative arrangements, which may be costly; and

     o any future collaborative partner may not be able to satisfy its obligations under its arrangement with the Company or may intentionally or unintentionally breach its obligations under the arrangement.

All of the Company's products are in initial stages of development, and the Company faces the risks of failure inherent in developing products based on new technologies.

     The Company's products under development have a high risk of failure because they are in the early stages of development. To date, the Company has only tested the feasibility of its SonoPrep(R) technology for various applications, including glucose monitoring, transdermal drug delivery and certain aesthetic applications. None of the products currently being developed by the Company, including the SonoPrep(R) device, have been submitted for or received regulatory approval or clearance for commercial sale. Substantial expenditures for additional research and development, including feasibility studies, pre-clinical studies and clinical testing, the establishment of collaborative partnerships, and regulatory, manufacturing, sales and marketing activities by collaborative partners will be necessary before commercial production of any of the Company's technologies or their incorporation into products of third parties. the Company's future prospects are substantially dependent on forming collaborative partnerships, further developing its products and obtaining favorable results from pre-clinical studies and clinical trials and satisfying regulatory standards and approvals required for the market introduction of the SonoPrep(R) device.

     There can be no assurance that the Company or any future strategic partner of the Company will not encounter unforeseen problems in the development of the SonoPrep(R) technology, or that the Company or any such strategic partner will be able to successfully address the problems that do arise. In addition, there can be no assurance that any of the Company's potential products will be successfully developed, proven safe and efficacious in clinical trials, meet applicable regulatory standards, be capable of being produced in commercial quantities at acceptable costs, be eligible for third-party reimbursement from governmental or private insurers, be successfully marketed or achieve market acceptance. If any of the Company's development programs are not successfully completed, required regulatory approvals or clearances are not obtained, or potential products for which approvals or clearances are obtained are not commercially successful, the Company's business, financial condition and results of operations would be materially adversely affected.

Failure to obtain necessary regulatory approvals will prevent the Company or its collaborators from commercializing the Company's SonoPrep(R) device and related product concepts currently under development.

     The design, manufacturing, labeling, distribution and marketing of the Company's potential products will be subject to extensive and rigorous government regulation in the United States and certain other countries. The process of obtaining and maintaining required regulatory clearance and approvals in the United States is lengthy, expensive and uncertain. In order for the Company to market its potential products in the United States, the Company must obtain clearance by means of a 510(k) pre-market notification, or approval by means of a pre-market approval ("PMA") application, from the United States Food and Drug Administration ("FDA"). The PMA process is more rigorous and lengthier than the 510(k) clearance process and can take several years from initial filing and require the submission of extensive supporting data and clinical information.

     Even if the Company receives 510(k) clearance or PMA approval, there can be no assurance that the FDA will not impose strict labeling or other requirements as a condition of its clearance or approval, any of which could limit the Company's ability to market its products under development. Further, if the Company wishes to modify a product after FDA clearance or approval, including changes in indications or other modifications that could affect safety and efficacy, additional clearances or approvals could be required from the FDA. Any request by the FDA for additional data or any requirement by the FDA that the Company conduct additional clinical studies could significantly delay the commercialization of the Company's products and require the Company to make substantial additional research, development and other expenditures by the Company. Similarly, any labeling or other conditions or restrictions imposed by the FDA on the marketing of the Company's potential products could hinder the Company's ability to effectively market these products.

A substantial portion of the intellectual property used by the Company is owned by the Massachusetts Institute of Technology.

     The Company has an exclusive world-wide license to use and sell certain technology owned by the Massachusetts Institute of Technology (MIT) related to the Company's ultrasound-mediated skin permeation technology. This license, which includes eight issued patents in the United States, five issued foreign patents and four pending foreign patent applications, comprises a substantial portion of the Company's patent portfolio relating to its technology.

     While under the license agreement, the Company has the right to advise and cooperate in MIT with the prosecution and maintenance of the foregoing patents, the Company does not control the prosecution of such patents or the strategy for determining when such licensed patents should be enforced. Instead, the Company relies upon MIT to determine the appropriate strategy for prosecuting and enforcing these patents. If MIT does not adequately protect or enforce its patent rights, the Company's ability to manufacture and market its products, currently in various stages of development, would be adversely affected.

The Company will need to obtain and protect the proprietary information on which its SonoPrep(R) technology relies.

     The Company has an exclusive license from the Massachusetts Institute of Technology on eight issued patents in the United States, five issued foreign patents and four pending foreign patent applications, and as of August 16, 2002, the Company owned 2 issued patents and 4 pending patent applications in the United States and 1 issued foreign patent and 6pending foreign applications. The Company can provide no assurance that patents will be issued from the patent applications, or, if issued, that they will be issued in a form that will be advantageous to the Company.

     There can be no assurance that one or more of the patents owned or licensed by the Company will not be successfully challenged, invalidated or circumvented or that the Company will otherwise be able to rely on such patents for any reason. If any of the Company's patents or any patents licensed from MIT are successfully challenged or the Company's right or ability to manufacture its future products (if successfully developed and commercialized) were to be limited, the Company's ability to manufacture and market these products could be adversely affected, which would have a material adverse effect upon the Company's business, financial condition and results of operations.

     In addition to patent protection, the Company relies on a combination of copyright, trade secret and trademark laws, and nondisclosure, confidentiality agreements and other contractual restrictions to protect its proprietary technology. However, these legal means afford only limited protection and may not adequately protect the rights or competitive advantage of the Company. The Company may not be able to prevent the unauthorized disclosure or use of its technical knowledge or other trade secrets by its employees. Nondisclosure and confidentiality agreements with third parties may be breached, and there is no assurance that the Company would have adequate remedies for any such breach.

     If the Company fails to protect its intellectual property rights, the Company's competitors may take advantage of its ideas and compete directly against the Company. There can be no assurance that competitors, many of whom have substantial resources and have made substantial investments in competing technologies, will not seek to apply for and obtain patents that limit the Company's ability to make, use and sell its potential products either in the United States or in foreign markets. Furthermore, if the Company's intellectual property is not adequately protected, the Company's competitors may be able to use the Company's intellectual property to enhance their products and compete more directly with the Company, which could prevent the Company from entering its products into the market or result in a decrease in the Company's eventual market share.

The Company may be subject to litigation or other proceedings relating to its patent rights.

     The medical device industry has experienced extensive litigation regarding patents and other intellectual property rights. In addition, the United States Patent and Trademark Office may institute litigation or interference proceedings against the Company. The defense and prosecution of intellectual property proceedings are both costly and time consuming.

     Litigation may be necessary to enforce patents issued to the Company, to protect trade secrets or know how owned by or licensed to the Company or to determine the enforceability, scope and validity of the proprietary rights of others. Any litigation or interference proceedings involving the Company may require the Company to incur substantial legal and other fees and expenses. Such proceedings would also be time consuming and can be a significant distraction for employees and management, resulting in slower product development and delays in commercialization. In addition, an adverse determination in litigation or interference proceedings could subject the Company to significant liabilities to third parties, require the Company to obtain licenses from third parties or prevent it from selling its products, once developed, in certain markets, or at all, which would have a material adverse effect on the Company's business, financial condition and results of operations.

The Company's potential markets are highly competitive and most participants are larger, better capitalized, and more experienced than the Company.

     The industries in which the Company's potential products may eventually be marketed are intensely competitive, subject to rapid change and significantly affected by new product introductions. The Company's SonoPrep(R) device and related product concepts will compete directly with glucose monitoring products manufactured by Roche Diagnostics, LifeScan, Inc., a division of Johnson & Johnson, Bayer Corporation, MediSense, a division of Abbott Laboratories, Cygnus, Inc., SpectRx Inc. and TheraSense, Inc. and drug delivery products manufactured by companies such as Inhale Therapeutic Systems Inc., Alkermes, Inc. Bioject, Inc. PowderJect Pharmaceuticals PLC, Antares Pharma, Inc., Becton Dickinson and Company, Aerogen, Inc. ALZA Corporation, a division of Johnson and Johnson, and 3M Company.

     These companies are already producing and marketing glucose monitoring or drug delivery products, are either publicly traded or a division of a publicly-traded company, and enjoy several competitive advantages over the Company. In addition, several of the Company's competitors have products in various stages of development and commercialization similar to the Company's SonoPrep(R) device and related product concepts. At any time, these companies and others may develop products that compete directly with its proposed product concepts. In addition, many of the Company's competitors have resources allowing them to spend significantly greater funds for the research, development, promotion and sale of new or existing products, thereby allowing them to respond more quickly to new or emerging technologies and changes in customer requirements. For all of the foregoing reasons, the Company may not be able to compete successfully against its current and future competitors. If any of the Company's competitors succeeds in developing a commercially viable product and obtaining government approval, the business, financial condition and results of operations of the Company would be materially adversely affected.

The Company operates in an industry with significant product liability risk.

     The Company's business will expose it to potential product liability claims that are inherent in the testing, production, marketing and sale of human diagnostic and ultrasonic transdermal drug delivery products. While the Company intends to take steps to insure against these risks, there can be no assurance that it will be able to obtain insurance in amounts or scope sufficient to provide it with adequate coverage against all potential liabilities. The Company's current product liability insurance provides for coverage in the amount of $2,000,000 and upon successful development and commercialization of its products, the Company intends to obtain product liability insurance in the amount of $5,000,000. A product liability claim in excess of the Company's product liability insurance would have to be paid out of the Company's cash reserves, if any, and would harm the Company's reputation in the industry and adversely affect its ability to raise additional capital.

Management of the Company has significant influence over the control the Company.

     The officers and directors of the Company own beneficially approximately 48% of the outstanding shares of the Company's common stock. Accordingly, the Company's officers and directors will have significant influence over the outcome of any corporate transaction or other matters submitted to the shareholders for approval, including mergers, consolidations and the sale of all or substantially all of the Company's assets, and also could prevent or cause a change in control. Third parties may be discouraged from making a tender offer or bid to acquire the Company because of this concentration of ownership.

If the Company is unable to retain or hire additional key personnel, the Company may not be able to sustain or grow its business.

     The Company's future success will depend upon its ability to successfully attract and retain key scientists, engineers and other highly skilled personnel. With the exception of Dr. Thomas W. Davison, its Chief Executive Officer, Sean Moran, its Chief Financial Officer, and Dr. Kost, its Chief Scientific Officer, the Company's employees are at-will and not subject to employment contracts and may terminate their employment with the Company at any time. In addition, the Company's current management team is understaffed and has very limited experience managing a public company subject to the Securities and Exchange Commission's periodic reporting obligations. Hiring qualified management and technical personnel will be difficult due to the limited number of qualified professionals in the work force in general and the intense competition for these types of employees in the medical device industry, in particular. The Company has in the past experienced difficulty in recruiting qualified personnel and there can be no assurance that the Company will be successful in attracting and retaining additional members of management if the business begins to grow. Failure to attract and retain personnel, particularly management and technical personnel, would materially harm the Company's business, financial condition and results of operations.

The Company will rely on third party manufacturers.

     To successfully commercialize its SonoPrep(R) device and related product concepts, the Company will have to manufacture or engage others to manufacture the particular device in compliance with regulatory requirements, in a timely manner and in sufficient quantities while maintaining product performance, quality and acceptable manufacturing costs. There can be no assurance that the Company will be able to establish and maintain reliable, full-scale manufacturing of the SonoPrep(R) device or any other related products at commercially reasonable prices. Manufacturers often encounter difficulties in scaling up production of new products, including problems involving product performance, production yields, quality control and assurance, and shortages of personnel. Difficulties encountered in manufacturing scale-up or failure by the Company or any contract manufacturer of the Company to implement and maintain manufacturing facilities in accordance with international quality standards or other regulatory requirements could result in a delay or termination of production, which could have a material adverse effect on the Company's business, financial condition and results of operations.

     The Company is engaged in preliminary discussions with potential development and manufacturing partners to enter into a manufacturing supply agreement. There is no assurance, however, that the Company will be successful in entering into any such relationship. Suppliers and manufacturers of the Company's products must operate under GMP regulations, as required by the FDA, and there are only a limited number of contract manufacturers that operate under GMP regulations. If the Company is not able to contract with qualified manufacturers, the Company may not be able to produce the required numbers of its products for commercialization. Failure to retain qualified manufacturers will delay the Company's commercialization of its products, which could materially adversely affect the Company's business, financial condition and results of operations.


                           Part II - Other Information

Item 1.  Legal Proceedings

A suit was filed on June 4, 2001 in Hennepin County, Minnesota District Court by Leaf Industries, seeking to pierce the corporate veil and hold the Company responsible for the debts of a former ChoiceTel subsidiary, Advants, Inc. The suit seeks damages in excess of $50,000 from Advants, Inc. for alleged services provided. Tomato Land Displays is also a defendant in this action and has filed cross claims against the Company in this action. In May 2002, the Court denied the Company's motion for summary judgment and a trial in this matter is anticipated to commence in September. The Company intends to vigorously defend this lawsuit. The Company has established a reserve to cover anticipated legal costs arising as a result of this action.

Item 4.  Submission of Matters to a Vote of Security Holders

On June 20, 2002, at an annual meeting of the Company's shareholders, the shareholders of the Company approved the following proposals:

     o the merger agreement, the merger and the issuance of the merger consideration in connection with the merger between the Company and Sontra Medical, Inc. (1,830,272 shares for; 3,100 shares against; 1,000 shares abstained; and 735,811 broker non-votes);

     o an increase in the size of the Company's board of directors to eight members and the election of the following directors to serve until the next annual meeting of shareholders or until their successors are elected: James McNab (2,520,233 shares for; 49,950 shares withheld), Joseph Kost (2,520,233 shares for; 49,950 shares withheld), Robert Langer (2,520,233 shares for; 49,950 shares withheld), Thomas Davison (2,520,233 shares for; 49,950 shares withheld), W. Leigh Thompson (2,520,233 shares for; 49,950 shares withheld), Martin Sutter (2,520,233 shares for; 49,950 shares withheld), Gary Kohler (2,519,233 shares for; 50,950 shares withheld) and Michael Wigley (2,519,233 shares for; 50,950 shares withheld);

     o an amendment to the Company's 1997 Long-Term Incentive and Stock Option Plan to increase the number of shares reserved for issuance under the Plan from 350,000 shares to 1,500,000 shares (1,826,772 shares for; 6,600 shares against; 1,000 shares abstained; and 735,811 broker non-votes); and

     o an amendment to the Articles of Incorporation of the Company to increase the number of authorized shares of common stock from 15,000,000 to 20,000,000, and to change the corporate name of the Company to "Sontra Medical Corporation" (2,563,783 shares for; 5,400 shares against; and 1,000 shares abstained).

In addition, on June 20, 2002, at a special meeting of the stockholders of Sontra Medical, Inc.(Sontra), the Sontra stockholders adopted and approved the merger agreement and the merger between the Company and Sontra Medical, Inc. (32,223,305 shares for; 0 shares against; and 4,524 shares abstained).

Item 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits

         Exhibit
         Number                   Description of Document
         ------                   -----------------------
          3.1 Articles of Amendment to the Amended and Restated Articles of Incorporation of the Company.

         10.1 Employment Agreement between the Company and Thomas W. Davison dated May 20, 2002.

         10.2 Employment Agreement between the Company and Sean Moran dated June 22, 2002.

         10.3 1997 Long-Term Incentive and Stock Option Plan of the Company, as amended to date.

(b)      Reports on Form 8-K.

         During the quarter ended June 30, 2002, we filed one report on Form 8-K on May 15, 2002, which announced the sale of the Company's remaining pay telephone operating assets located in Puerto Rico or otherwise used in or related to the Company's prior business in Puerto Rico, including site contracts, equipment and dial-around compensation accruing as of May 1, 2002. No other reports on Form 8-K were filed by us during the quarter ended June 30, 2002.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     SONTRA MEDICAL CORPORATION



Date: August 19, 2002                By:  /s/ Thomas W. Davison
     ----------------                     ------------------------------------
                                          Thomas W. Davison
                                          President and Chief Executive Officer


                                     By:  /s/ Sean Moran
                                          ------------------------------------
                                          Sean Moran
                                          Chief Financial Officer

                                  EXHIBIT INDEX

Exhibit
Number                       Description of Document
------                       -----------------------
 3.1 Articles of Amendment to the Amended and Restated Articles of Incorporation of the Company.

10.1   Employment Agreement between the Company and Thomas W.
       Davison dated May 20, 2002.

10.2 Employment Agreement between the Company and Sean Moran dated June 22, 2002.

10.3   1997 Long-Term Incentive and Stock Option Plan of the
       Company, as amended to date.