Form 10QSB
period 2002-09-30
SONTRA MEDICAL CORP
filed 2002-11-12
CIK 1031927

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

Commission File Number: 0-230 17

SONTRA MEDICAL CORPORATION
(Exact name of registrant as specified in its charter)

MINNESOTA	41-1649949
(State or other jurisdiction of Incorporation or organization)	(I.R.S. Employer Identification Number)

58 Charles Street, Cambridge, Massachusetts	02141
(Address of principal executive offices)	(Zip Code)

(617) 494-5337
(Registrant’s telephone number, including area code)

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

Yes |X|  No |_|

As of the date of this filing, the Registrant had 9,330,090 shares of Common Stock outstanding.

SONTRA MEDICAL CORPORATION

FORM 10-QSB INDEX

		Page Number

Part I - Financial Information

Item 1.	Consolidated Financial Statements

	Consolidated Balance Sheets as of September 30, 2002 (unaudited) and
	December 31, 2001	3

	Consolidated Statements of Operations for the Three and Nine Months Ended
	September 30, 2002 and 2001 (Unaudited)	4

	Consolidated Statements of Cash Flows for the Nine Months Ended
	September 30, 2002 and 2001 (Unaudited)	5

	Notes to Consolidated Financial Statements (Unaudited)	6

Item 2.	Management’s Discussion and Analysis of Financial Condition
	and Results of Operation	8

Item 3.	Controls and Procedures	13

Part II - Other Information

Item 1.	Legal Proceedings	14

Item 6.	Exhibits and Reports on Form 8-K	14

	Signatures	15

SONTRA MEDICAL CORPORATION (A Development Stage Company) Consolidated Balance Sheets

	As of
	September 30, 2002	December 31, 2001

Assets:	(Unaudited)
Current Assets:
Cash and cash equivalents	$3,594,331	$381,067
Prepaid expenses and other current assets	165,462	52,054

Total current assets	3,759,793	433,121

Property and Equipment, at cost
Computer equipment	152,421	87,663
Office and laboratory equipment	380,396	394,696
Furniture and fixtures	16,011	9,139
Leasehold improvements	287,035	287,035

	835,863	778,533
Less-Accumulated depreciation and amortization	(600,678)	(507,616)

Net property and equipment	235,185	270,917
Restricted Cash		10,500
Other Assets	31,675	31,675

Total assets	$4,026,653	$746,213

LIABILITIES, CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities:
Accounts payable	$245,046	$164,599
Accrued expenses	669,445	208,181

Total current liabilities	914,491	372,780

Series A Convertible Preferred Stock, $0.01 par value
Authorized, issued and outstanding 1,938,075 shares in 2001
and no shares in 2002 (liquidation preference of $7,000,000)	—	7,000,000

Series B Redeemable Convertible Preferred Stock, $0.01 par value
Authorized 3,994,514 shares, issued and outstanding 1,646,354 shares in 2001 and no shares in 2002, at redemption value (liquidation
preference of $3,420,789 at 2001)	—	3,420,789

Stockholders’ Equity:
Common stock, $0.01 par value, Authorized 20,000,000 shares
issued and outstanding 9,289,624 shares in 2002 and 2,613,348 in 2001	92,896	26,133
Additional paid-in capital	19,480,740	1,666,225
Deferred stock-based compensation	(1,825,716)	—
Subscriptions receivable	(17,294)	(17,294)
Deficit accumulated during the development stage	(14,618,464)	(11,722,420)

	3,112,162	(10,047,356)

Total liabilities, convertible preferred stock and stockholders’
equity (deficit)	$4,026,653	$746,213

The accompanying notes are an integral part of these financial statements. 3

SONTRA MEDICAL CORPORATION (A Development Stage Company) Consolidated Statements of Operations (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,		Cumulative Period from Inception (January 29, 1996 to September 30, 2002)
	2002	2001	2002	2001

Revenue	$—	$—	$—	$—	2,895,927

Operating Expenses:
Research and development	539,461	549,260	1,400,085	1,521,858	8,598,801
General and administrative	544,494	313,006	1,370,874	1,085,651	7,070,779

Total operating expenses	1,083,955	862,266	2,770,959	2,607,509	15,669,580

Loss from operations	(1,083,955)	(862,266)	(2,770,959)	(2,607,509)	(12,773,653)
Interest income (expense), net	20,290	(20,428)	23,016	(1,282,952)	(788,674)

Net loss	(1,063,665)	(882,694)	(2,747,943)	(3,890,461)	(13,562,327)
Accretion of Dividend on Series B
Redeemable Convertible Preferred
Stock	—	(143,959)	(148,101)	(143,959)	(483,906)

Net loss applicable to common shareholders	$(1,063,665)	$(1,026,653)	$(2,896,044)	$(4,034,420)	$(14,046,233)

Net loss per common, basic and diluted	$(0.11)	$(0.39)	$(0.57)	$(1.79)

Basic and diluted weighted average
common shares outstanding	9,265,775	2,612,819	5,099,338	2,252,830

The accompanying notes are an integral part of these financial statements. 4

Sontra Medical Corporation (A Development Stage Company) Consolidated Statement of Cash Flows (Unaudited)

	Nine Months Ended Sept 30,		Cumulative period January 29,1996 to September 30,
	2002	2001	2002

Cash Flows From Operating Activities:
Net loss	$(2,747,943)	$(3,890,461)	$(13,562,327)
Adjustments to reconcile net loss to net
cash used in operating activities:
Depreciation and amortization	104,086	116,290	649,948
Stock based compensation	312,533	19,104	446,481
Amortization of discount on convertible			—
promissory notes	—	1,200,000	1,200,000
Changes in assets and liabilities:			—
Prepaid assets and other current assets	(113,408)	(3,790)	(165,462)
Accounts payable	80,447	14,042	245,047
Accrued expenses	(101,719)	(4,460)	106,462

Net cash used for operating activities	(2,466,004)	(2,549,275)	(11,079,851)

Cash Flows from Investing Activities:
Purchase of property and equipment	(76,782)	(1,950)	(912,442)
Sale of fixed assets	8,428	—	36,158
(Increase) decrease in restricted cash	10,500	—	—
(Increase) decrease in other long-term assets	—	—	(31,675)

Net cash used in investing activities	(57,854)	(1,950)	(907,959)

Cash Flows From Financing Activities
Proceeds from equipment loan	—		491,032
Repayment of equipment loan	—	(289,733)	(491,032)
Deferred Financing Costs			—
Net proceeds from the sale of common stock	—		331,726
Cash received from ChoiceTel merger	4,727,566		4,727,566
Net proceeds from the sale of preferred stock	980,107		9,365,091
Proceeds from issuance of Series B stock	—	3,253,821	1,700,000
Proceeds from stock option exercise	29,449		29,489
Distribution to shareholders	—		(572,231)
Payment of subscription receivable	—		500

Net cash provided by financing activities	5,737,122	2,964,088	15,582,141

Net Increase (Decrease) in Cash and Cash Equivalents	3,213,264	412,863	3,594,331
Cash and Cash Equivalents, beginning of period	381,067	533,803	—

Cash and Cash Equivalents, end of period	$3,594,331	$946,666	$3,594,331

Supplemental Disclosure of Non Cash Financing Transactions:
Conversion of note in Series A pfd stock	$—	$—	$500,000

Conversion of note into Series B pfd stock	$—	$—	$1,200,000

Accretion of dividend on Series B pfd stock	$148,101	$143,959	$292,060

Issuance of common stock in connection
with the convertible promissory notes	$—	$600,000	$600,000

Beneficial conversion feature on convertible
promissory notes	$—	$600,000	$600,000

Conversion of Series A and B Preferred Stock in
common stock	$11,548,997	$—	$11,548,997

Supplemental Disclosue of Cash Flow Information:
Cash paid for interest	$—	$82,952	$153,371

The accompanying notes are an integral part of these financial statements. 5

SONTRA MEDICAL CORPORATION
(Formerly ChoiceTel Communications, Inc.)
(A Development Stage Company)
Notes to Consolidated Financial Statements
September 30, 2002
(Unaudited)

(1) BASIS OF PRESENTATION

     The accompanying consolidated financial statements include the accounts of Sontra Medical Corporation (the “Company”) and its wholly-owned subsidiary, Sontra Medical, Inc. (“Sontra”). All significant inter-company balances and transactions have been eliminated in consolidation. The financial information included in this report has been prepared in accordance with generally accepted accounting principles for interim financial statements and with the instructions to Form 10-QSB, as recently amended. Accordingly, they do not include all of the information and disclosures required for annual financial statements. These financial statements should be read in conjunction with the financial statements and related footnotes of the annual report of the predecessor company, ChoiceTel Communications, Inc. (“ChoiceTel”), filed with the Securities and Exchange Commission (the “SEC”) on Form 10-KSB for the fiscal year ended December 31, 2001, and the financial statements and related footnotes of Sontra Medical Inc., which are included in the Company’s Registration Statement on Form S-4 (Registration No 333-86814) as filed with the SEC on May 16, 2002.

     In the opinion of the Company’s management, all adjustments (consisting only of normal recurring accruals) necessary to present fairly the Company’s financial position as of September 30, 2002 and the results of operations and cash flows for the three and nine month periods ended September 30, 2002 and September 30, 2001 have been included. However, the results of operations for the three and nine months ended September 30, 2002 are not necessarily indicative of the results of operations for the full fiscal year or any other interim period.

(2) MERGER AGREEMENT WITH CHOICETEL COMMUNICATIONS, INC.

     At an annual meeting of ChoiceTel shareholders and a special meeting of Sontra stockholders held on June 20, 2002, the stockholders of Sontra and the shareholders of ChoiceTel approved and adopted the Agreement and Plan of Reorganization, dated as of February 27, 2002 (the “Merger Agreement”), among ChoiceTel, its wholly-owned subsidiary, CC Merger Corp., and Sontra. Pursuant to the Merger Agreement, Sontra merged with and into CC Merger Corp., with Sontra surviving the merger as a wholly-owned subsidiary of ChoiceTel (the “Merger”). Subsequent to the consummation of the Merger, ChoiceTel changed its name to Sontra Medical Corporation.

     For accounting purposes, the Merger transaction is treated as a capital transaction and a recapitalization, whereby the historical financial statements of Sontra become the historical financial statements of the combined entity. Following the Merger, the business conducted by the combined entity will be the business conducted by Sontra prior to the Merger. The accounting treatment for the recapitalization is similar to that resulting from an acquisition, except that goodwill and other intangible assets were not recorded.

     Pursuant to the recapitalization and in consideration for the $4,794,524 of net assets that Sontra received from ChoiceTel, the shareholders of ChoiceTel were deemed to have received 3,035,795 shares of the Company’s common stock. In addition, the preferred stockholders of Sontra converted their shares of Series A Preferred Stock and Series B Preferred Stock into common stock of Sontra. Thereafter, 32,227,829 shares of Sontra’s common stock were exchanged at a ratio of .1927 for 6,210,289 shares of the Company’s common stock. Upon completion of the Merger, 9,246,084 shares of the Company’s common stock were issued and outstanding, with the former ChoiceTel shareholders owning approximately 32.83% of the Company’s common stock and the former Sontra shareholders owning approximately 67.17% of the Company’s outstanding common stock. All of the per share data for periods prior to September 30, 2002 have been retroactively adjusted by the .1927 exchange ratio to reflect the recapitalization. In the quarter ended September 30, 2002, certain adjustments including an additional ligitagion liability were made to the net assets of ChoiceTel. These adjustments which reduced net assets acquired by $149,366 were recorded as a reduction in additional paid in capital.

     The Merger was effected pursuant to the Delaware General Corporation Law, and is intended to be a tax-free reorganization under Section 368(a)(1)(A) of the Internal Revenue Code of 1986, as amended.

     On April 12, 2002, Sontra granted a consultant the option to purchase 38,540 shares of the Company’s common stock at an exercise price of $.52 per share in exchange for services related to the proposed Merger with ChoiceTel. The shares underlying the option vested 100% upon the consummation of the Merger and were valued as of June 20, 2002, the closing date of the Merger, at approximately $115,000 using the Black-Scholes option pricing model. However, since the services provided by the consultant are considered to be costs associated with the Merger, there is no impact on additional paid-in capital.

(3) REDEEMABLE PREFERRED STOCK

     In conjunction with the Merger (see Note 2) on June 20, 2002, all outstanding shares of Sontra’s Series A Preferred Stock and Series B Preferred Stock converted into an equal number of shares of Sontra common stock.

     Prior to being converted into common stock in connection with the merger, the Series B Preferred Stock of Sontra was recorded at net sales price and the carrying value was accreted over time such that at the earliest date of possible redemption, the Series B Preferred Stock was carried at its redemption value. The periodic accretion, which was recorded to increase the carrying value, was charged directly to deficit accumulated in the development stage. For the nine months ended September 30, 2002, $148,101 was charged to deficit accumulated in the development stage and related to the accretion on the Series B Preferred Stock through the date of conversion. The carrying value of the Series A Preferred Stock of Sontra did not accrete prior to its conversion into common stock.

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

(b) Cash and Cash Equivalents

     The Company considers all highly liquid investments with maturities of ninety days or less to be cash equivalents. Cash equivalents consist primarily of commercial paper and money market funds as of September 30, 2002 and December 31, 2001.

(c) Depreciation and Amortization

     The Company provides for depreciation and amortization by charges to operations for the cost of assets using the straight-line method based on the estimated useful lives of the related assets, as follows:

Asset Classification	Estimated Useful Life
Computer equipment	3 years
Office and laboratory equipment	3-5 years
Furniture and fixtures	7 years
Leasehold improvements	Life of lease

(d) Stock-Based Compensation

     The Company’s employee stock option plan is accounted for using the intrinsic value-based method of Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. Sontra uses the fair value method of SFAS No. 123, Accounting for Stock-Based Compensation to account for non-employee stock-based compensation.

     In 1997, the Company adopted the 1997 Long-term Incentive and Stock Option Plan (the “1997 Plan“). In connection with the Merger, the Company assumed the 1999 Sontra Medical, Inc. Stock Option and Incentive Plan (the “1999 Plan“ and together with the 1997 Plan, the “Plans”). Pursuant to the Plans, the Board of Directors (or committees and/or executive officers delegated by the Board) may grant incentive and nonqualified stock options to the Company’s employees, officers, directors, consultants and advisors. The Company has reserved an aggregate of 1,500,000 shares of common stock under the 1997 Plan and 866,539 shares of common stock under the 1999 Plan.

     There were no options issued in the quarter ended March 31, 2002. In the quarter ended June 30, 2002, the Company granted options to purchase 1,366,041 shares of common stock at prices ranging from $0.52 to $3.74 which approximated fair value. In the quarter ended September 30, 2002, the Company granted options to purchase 281,685 shares of common stock at an exercise price of $1.69 per share which approximated fair value. As of September 30, 2002, outstanding options to purchase common stock totaled 2,142,673 shares at a weighted average exercise price of $1.65 per share.

     In consideration of the treatment of the Merger as a recapitalization as discussed in Note 2, the Company assumed the options that were issued by ChoiceTel prior to the Merger, which upon exercise, would constitute 212,341 shares of the Company’s common stock.

     On June 28, 2002, Sontra granted non-qualified stock options to certain members of its Board of Directors for a total of 200,000 shares of common stock. The options had an exercise price of $2.50 and the fair value of the common stock on this date was $4.00. As a result, Sontra recorded additional paid in capital and non-cash compensation expense of $300,000 for the quarter ending June 30, 2002.

     On September 23, 2002, the Company repriced certain options previously granted to the chief executive officer and chief financial officer, which relate to an aggregate of 850,000 shares of the Company’s common stock. The new exercise prices for these options are between $.5189 and $2.55 per share. As a result of this repricing, the Company will recognize the intrinsic value of these options over the remaining vesting term. The intrinsic value will continue to be re-measured each period throughout the life of the options. As a result, the Company recorded additional paid-in capital of approximately $1,838,000, deferred compensation of approximately $1,826,000 and non-cash compensation expense of $12,532 for the three and nine month periods ended September 30, 2002. This re-measurement will result in unpredictable charges or credits, which will depend on fluctuations in quoted prices for the Company’s common stock.

(e) Net Loss per Common Share

     Basic and diluted net loss per share of the Company’s common stock are presented in conformity with SFAS No. 128, Earnings per Share, for all periods presented. Accordingly, basic and diluted net loss per share of common stock has been computed by dividing the net loss applicable to common stockholders in each period by the weighted average number of shares of common stock outstanding during such period.

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

(g) Income Taxes

     The Company accounts for federal and state income taxes in accordance with SFAS No. 109, Accounting for Income Taxes. Under SFAS No. 109, deferred tax assets and liabilities are recognized based upon temporary differences between the financial statement and the tax basis of assets and liabilities. Deferred income taxes are based upon prescribed rates and enacted laws applicable to periods in which differences are expected to reverse. Valuation allowances are provided as needed to reduce deferred tax assets to the amount expected to be realized. Accordingly, the Company has not recorded any federal or state tax benefits, as the Company has incurred net losses for all periods presented herein.

(5) LITIGATION

     A suit was filed on June 4, 2001 in Hennepin County, Minnesota District Court by Leaf Industries, seeking to pierce the corporate veil and hold the Company responsible for the debts of a former ChoiceTel subsidiary, Advants, Inc. Tomato Land Displays was also a plaintiff in this action, as it filed cross claims against the Company. In October 2002, the Company settled the suit with the plaintiffs for $210,000. The net assets received from ChoiceTel in the Merger were adjusted at September 30, 2002 as a result of this settlement (see Note 2).

     Based on ChoiceTel’s activities in the public payphone market in Puerto Rico, in August 2002, Sontra Medical Corporation has filed a lawsuit against GTE International Telecommunications, Inc. and Puerto Rico Telephone Company in the United States District Court for the District of Puerto Rico for violations of federal and Commonwealth antitrust laws, among others. Sontra’s lawsuit is joined by two other Puerto Rican payphone providers, Pan American Telephone Co., Inc. and In Touch Telecommunications, Inc. The lawsuit alleges that Puerto Rico Telephone Company and its operating company, GTE International Telecommunications, Inc., engaged in a pattern of unlawful exclusionary acts in order to maintain its monopoly position in the market for the provision of payphones to payphone location owners in Puerto Rico. The defendants are expected to file a motion to dismiss.

Item 2. Management’s Discussion and Analysis or Plan of Operation

     The following discussion of the consolidated financial condition and results of operations of the Company should be read in conjunction with the financial statements and the related notes thereto included elsewhere in this Form 10-QSB, the audited financial statements and notes thereto, Management’s Discussion and Analysis of Financial Condition and Results of Operations included in ChoiceTel’s Annual Report on Form 10-KSB filed with the SEC for the fiscal year ended December 31, 2001, and the financial statements and related footnotes of Sontra included in the Registration Statement on Form S-4, as amended, (Registration No. 333-86814) dated May 16, 2002. Except for the historical information contained herein, the following discussion contains forward-looking statements that involve risks and uncertainties, certain of which are beyond our control. Actual results could differ from these forward-looking statements as a result of a number of factors including, but not limited to, those factors described in “Factors That May Affect Future Results” of this Form 10-QSB.

Overview

     On June 20, 2002, ChoiceTel (the predecessor corporation to the Company), Sontra, a wholly owned subsidiary of ChoiceTel, consummated a business combination whereby Sontra became a wholly-owned subsidiary of ChoiceTel. Following the Merger, ChoiceTel changed its corporate name to Sontra Medical Corporation and began operating in Sontra’s line of business.

     Sontra Medical Corporation is a development stage life sciences company that is working to develop non-invasive, transdermal, diagnostic and drug delivery products based on the Company’s SonoPrep® ultrasound-mediated skin permeation technology. The Company’s lead product in development is its Symphony™ Diabetes Management System for the continuous non-invasive monitoring of glucose levels in diabetic patients. Other products in development that are based upon the Company’s SonoPrep® skin permeation technology include skin preparation to improve electrophysiology tests, the enhanced transdermal delivery of topically applied drugs and cosmetics, and the transdermal drug delivery of large molecule injectable biopharmaceuticals.

     Sontra has incurred net losses since its inception in 1996, including a net loss of approximately $2,748,000 and $4,725,000 for the nine months ended September 30, 2002 and the year ended December 31, 2001 respectively. As of September 30, 2002, the Company had an accumulated deficit of $14,618,000. The Company’s losses have resulted principally from costs incurred in conjunction with its research and development initiatives. The Company expects additional losses in the foreseeable future primarily as a result of its research and development activities and other administrative-related expenses.

     A significant portion of the Company’s research and development expenses include salaries paid to personnel and outside consultants and service providers, as well as the cost of materials used in research and development, and information technology and facilities costs. The Company expects that its research and development expenses will continue to increase as it works to complete the development of its products, obtain regulatory clearances or approvals, and conduct further research and development.

     General and administrative expenses consist primarily of non-research personnel salaries and related expenses, facilities costs and professional fees. The Company expects general and administrative expenses to increase as it hires additional personnel and builds its infrastructure to support future growth.

     Stock-based compensation expense, a non-cash expense, represents the difference between the exercise price and fair value of common stock on the date of grant. The stock-based compensation expense is remeasured each period and amortized over the vesting period of the applicable options, which is generally 42 months.

     Financial Reporting Release No. 60, which was recently issued by the SEC, requires all registrants to discuss critical accounting policies or methods used in the preparation of the financial statements. The notes to the consolidated financial statements includes a summary of the significant accounting policies and methods used in the preparation of our consolidated financial statements.

     Further, we have made a number of estimates and assumptions that affect reported amounts of assets, liabilities, revenues and expenses, and actual results may differ from those estimates. As we are a development stage company, the areas that require the greatest degree of management judgment are the assessment of the recoverability of long-lived assets, primarily intellectual property, and the realization, if any, of our net deferred tax assets.

     We believe that full consideration has been given to all relevant circumstances that Sontra may be subject to, and the financial statements accurately reflect Sontra’s best estimate of the results of operations, financial position and cash flows for the periods presented.

Results of Operations

     Comparison of the quarters ended September 30, 2002 and 2001

     Research and development expenses. Research and development expenses decreased to $539,000 for the quarter ended September 30, 2002 from $549,000 for the quarter ended September, 2001. This reduction was primarily attributable to a decrease in spending on outside consultants. The Company expects research and development expenses to increase substantially over the next year as it accelerates the commercialization of its SonoPrep® technology.

     General and administrative expenses. General and administrative expenses increased by $231,000 to $544,000 for the quarter ended September 30, 2002 from $313,000 for the quarter ended September 30, 2001. The increase was attributable to the hiring of members of the Company’s senior management team as well as expenses related to the filing and reporting obligations of a public company.

     Interest income. Interest income was $20,290 for the quarter ended September 30, 2002 compared to interest expense of $20,000 for the quarter ended September 30, 2001. This decrease in interest expense is attributable to the Company having no loans outstanding in 2002, as well as the additional interest income earned on the cash received in the merger.

     Comparison of the nine months ended September 30, 2002 and 2001

     Research and development expenses. Research and development expenses decreased to $1,400,000 for the nine months ended September 30, 2002 from $1,522,000 for the nine months ended September 30, 2001. This decrease was primarily attributable to a decrease in spending for outside consultants. The Company expects research and development expenses to increase substantially over the next year as it accelerates the commercialization of its SonoPrep® technology.

     General and administrative expenses. Selling, general and administrative expenses increased by $285,000 to $1,371,000 for the nine months ended September 30, 2002 from $1,086,000 for the nine months ended September 30, 2001. The increase is primarily attributable to a $300,000 non-cash compensation expense charge recorded in the second quarter of 2002. The Company expects general and administrative expenses to increase in the future as a result of the hiring of members of its senior management team, and expenses related to the filing and reporting obligations of a public company following the completion of the Merger with ChoiceTel.

     Interest income (expense). Interest income was $23,016 for the nine months ended September 30, 2002 compared to interest expense of $1,283,000 for the nine months ended September 30,2001. The decrease in interest expense is attributable to the Company having no loans outstanding in 2002. In addition, the Company recorded a non-cash interest expense of $1,200,000 in the first quarter of 2001 to amortize a discount on a convertible promissory note.

Liquidity and Capital Resources

     The Company is a development stage company and has financed its operations since inception primarily through private sales of its preferred stock, the issuance of convertible promissory notes, and the cash it received in connection with the Merger. As of September 30, 2002, the Company had $3,594,000 in cash and cash equivalents.

     Net cash used in operating activities was $2,466,000 for the nine months ended September 30, 2002, primarily due to the increase in our operating losses of $2,747,000 due primarily to increases in general and administrative expenses.

     Net cash used in investing activities was $58,000 for the nine month period ended September 30, 2002, resulting from $77,000 used to purchase equipment and $11,000 provided from the release of restricted cash.

     Net cash provided by financing activities was $5,737,000 for the nine months ended September 30, 2002. The Merger provided for $4,727,000 in cash proceeds while the net proceeds from the sale of preferred stock provided for $980,000 in cash. In addition, the exercise of stock options provided $29,000 in cash.

     The Company expects that the cash and marketable securities of the combined company will be sufficient to meet its cash requirements through March 2003. The Company will be required to raise a substantial amount of capital in the future to complete the commercialization of its products. However, the Company’s future capital requirements will depend on many factors, including the following:

•	its ability to obtain funding from third parties, including any future collaborative partners;

•	its progress on research and development programs and pre-clinical and clinical trials;

•	the time and costs required to gain regulatory approvals;

•	the costs of manufacturing, marketing and distributing its products, if successfully developed and approved;

•	the costs of filing, prosecuting and enforcing patents, patent applications, patent claims and trademarks;

•	the status of competing products; and

•	the market acceptance and third-party reimbursement of its products, if successfully developed and approved.

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

     Sontra has generated limited revenues and has had operating losses since its inception in 1996. Sontra’s accumulated deficit was approximately $14.6 million as of September 30, 2002. It is possible that the Company will never generate any additional revenue or generate enough additional revenue to achieve profitability. Even if the Company obtains profitability, it may not be able to sustain or increase profitability. The Company expects its operating losses to continue for the foreseeable future as it continues to expend substantial resources to conduct research and development, feasibility and pre-clinical studies, obtain limited regulatory approvals for specific use applications of its SonoPrep® device, identify and secure collaborative partnerships, and manage and execute its obligations in strategic collaborations.

The Company will need additional capital in the future.

     The Company has generated limited revenue and does not expect to generate revenues in the near future. The Company’s development efforts to date have consumed and will continue to require substantial amounts of capital to complete the development of its SonoPrep® technology and to meet other cash requirements in the future. Based on the Company’s current operating plan, the Company estimates that it will be required to raise additional funds prior to April 2003 through public or private financing, collaborative relationships or other arrangements the source of which is unknown. Any future equity financing, if available, may result in substantial dilution to existing stockholders, and debt financing, if available, may include restrictive covenants or may require the Company to grant a lender a security interest in its assets. To the extent that the Company attempts to raise additional funds through third party collaborations and/or licensing arrangements, the Company may be required to relinquish some rights to its technologies or products currently in various stages of development, or grant licenses on terms that are not favorable to the Company. If the Company is unable to raise sufficient additional financing, it may not be able to sustain its operations.

The price of the Company’s stock may be volatile and trading in the stock is likely to be limited.

     The trading price of the Company’s common stock has fluctuated in the past and is expected to continue to do so in the future as a result of a number of factors, many of which are outside the Company’s control. The Company’s common stock reached a high of $5.70 per share and traded as low as $0.70 per share between September 30, 2001 and September 30, 2002. Since the Company’s initial listing on the Nasdaq SmallCap Market in 1998, the volume of trading in the Company’s common stock has been limited and fluctuations in price have been volatile.

     In addition, the stock market has experienced price and volume fluctuations that have affected the market prices of many companies, and that have often been unrelated or disproportionate to the operating performance of these companies. These broad market fluctuations could adversely affect the market price of the Company’s common stock. In the past following periods of volatility in the market, price of a particular company’s securities, securities class action litigation has often been brought against that company. Potential securities class action litigation brought against the Company could result in substantial costs and a diversion of the Company’s management’s attention and resources.

The Company has a short operating history, which makes it difficult to evaluate the Company’s business.

     Because limited historical information is available on the Company’s business, it may be difficult to evaluate the Company’s business and prospects. The Company’s business and prospects must be considered in light of the substantial risks, expenses, uncertainties and difficulties encountered by entrants into the medical device industry, which is characterized by increasingly intense competition and a high failure rate. To date, the Company has engaged primarily in research and development efforts, prototype development and testing, and pre-clinical and feasibility studies. The Company’s results of operations will depend on, among other things, the following factors:

•	research and development activities and outcomes;

•	results of feasibility and pre-clinical studies;

•	the ability to enter into collaborative agreements;

•	the timing of payments, if any, under future collaborative agreements; and

•	costs related to obtaining, defending and enforcing patents.

10

     The development and commercialization of the Company’s potential products, including the SonoPrep® device, will require the formation of strategic partnerships with third parties, as well as substantial capital expenditures either by the Company or the strategic partner of the Company on research, regulatory compliance, sales and marketing and manufacturing.

The Company’s future success is dependent upon successful collaborations with strategic partners.

     The Company’s future success is dependent upon its ability to selectively enter into and maintain collaborative arrangements with leading medical device and pharmaceutical companies. The Company is not currently a party to any collaborative agreements and may not be able to enter into any collaborative arrangements on acceptable terms, if at all. If the Company is not able to collaborate with a partner, the business, financial condition and results of operation of the Company could be materially adversely affected.

     Even if the Company were to enter into a collaborative arrangement, there can be no assurance that the financial condition or results of operation of the Company will significantly improve. The risks involved with collaborating with strategic partners include, but are not limited to, the following risks:

•	such collaborative arrangements could terminate upon the expiration of certain notice periods;

•	funding by collaborative partners may be dependent upon the satisfaction of certain goals or “milestones” by certain specified dates, some of which may be outside of the Company’s control;

•	collaborative partners may retain a significant degree of discretion regarding the timing of these activities and the amount and quality of financial, personnel and other resources that they devote to these activities;

•	disputes may arise between the Company and any future collaborative partner regarding their respective rights and obligations under the collaborative arrangements, which may be costly; and

•	any future collaborative partner may not be able to satisfy its obligations under its arrangement with the Company or may intentionally or unintentionally breach its obligations under the arrangement.

All of the Company’s products are in initial stages of development, and the Company faces risks of failure inherent in developing products based on new technologies.

     The Company’s products under development have a high risk of failure because they are in the early stages of development. To date, the Company has only tested the feasibility of its SonoPrep® technology for various applications, including glucose monitoring, transdermal drug delivery and certain aesthetic applications. None of the products currently being developed by the Company, including the SonoPrep® device, have received regulatory approval or clearance for commercial sale. Substantial expenditures for additional research and development, including feasibility studies, pre-clinical studies and clinical testing, the establishment of collaborative partnerships, and regulatory, manufacturing, sales and marketing activities by collaborative partners will be necessary before commercial production of any of the Company’s technologies or their incorporation into products of third parties. The Company’s future prospects are substantially dependent on forming collaborative partnerships, further developing its products and obtaining favorable results from pre-clinical studies and clinical trials and satisfying regulatory standards and approvals required for the market introduction of the SonoPrep® device.

     There can be no assurance that the Company or any future strategic partner of the Company will not encounter unforeseen problems in the development of the SonoPrep® technology, or that the Company or any such strategic partner will be able to successfully address the problems that do arise. In addition, there can be no assurance that any of the Company’s potential products will be successfully developed, proven safe and efficacious in clinical trials, meet applicable regulatory standards, be capable of being produced in commercial quantities at acceptable costs, be eligible for third-party reimbursement from governmental or private insurers, be successfully marketed or achieve market acceptance. If any of the Company’s development programs are not successfully completed, required regulatory approvals or clearances are not obtained, or potential products for which approvals or clearances are obtained are not commercially successful, the Company’s business, financial condition and results of operations would be materially adversely affected.

Failure to obtain necessary regulatory approvals will prevent the Company or its collaborators from commercializing the Company’s SonoPrep® device and related product concepts currently under development.

     The design, manufacturing, labeling, distribution and marketing of the Company’s potential products will be subject to extensive and rigorous government regulation in the United States and certain other countries. The process of obtaining and maintaining required regulatory clearance and approvals in the United States is lengthy, expensive and uncertain. In order for the Company to market its potential products in the United States, the Company must obtain clearance by means of a 510(k) pre-market notification, or approval by means of a pre-market approval (“PMA”) application, from the United States Food and Drug Administration (“FDA”). The PMA process is more rigorous and lengthier than the 510(k) clearance process and can take several years from initial filing and require the submission of extensive supporting data and clinical information.

     Even if the Company receives 510(k) clearance or PMA approval, there can be no assurance that the FDA will not impose strict labeling or other requirements as a condition of its clearance or approval, any of which could limit the Company’s ability to market its products under development. Further, if the Company wishes to modify a product after FDA clearance or approval, including changes in indications or other modifications that could affect safety and efficacy, additional clearances or approvals could be required from the FDA. Any request by the FDA for additional data or any requirement by the FDA that the Company conduct additional clinical studies could significantly delay the commercialization of the Company’s products and require the Company to make substantial additional research, development and other expenditures by the Company. Similarly, any labeling or other conditions or restrictions imposed by the FDA on the marketing of the Company’s potential products could hinder the Company’s ability to effectively market these products.

A substantial portion of the intellectual property used by the Company is owned by the Massachusetts Institute of Technology.

     The Company has an exclusive world-wide license to use and sell certain technology owned by the Massachusetts Institute of Technology (MIT) related to the Company’s ultrasound-mediated skin permeation technology. This license, which includes eight issued patents in the United States, five issued foreign patents and four pending foreign patent applications, comprises a substantial portion of the Company’s patent portfolio relating to its technology.

     While under the license agreement, the Company has the right to advise and cooperate in MIT with the prosecution and maintenance of the foregoing patents, the Company does not control the prosecution of such patents or the strategy for determining when such licensed patents should be enforced. Instead, the Company relies upon MIT to determine the appropriate strategy for prosecuting and enforcing these patents. If MIT does not adequately protect or enforce its patent rights, the Company’s ability to manufacture and market its products, currently in various stages of development, would be adversely affected.

The Company will need to obtain and protect the proprietary information on which its SonoPrep® technology relies.

     The Company has an exclusive license from the Massachusetts Institute of Technology on eight issued patents in the United States, five issued foreign patents and four pending foreign patent applications, and as of August 8, 2002, the Company owned 2 issued patents and 4 pending patent applications in the United States and 1 issued foreign patent and 6 pending foreign applications. The Company can provide no assurance that patents will be issued from the patent applications, or, if issued, that they will be issued in a form that will be advantageous to the Company.

     There can be no assurance that one or more of the patents owned or licensed by the Company will not be successfully challenged, invalidated or circumvented or that the Company will otherwise be able to rely on such patents for any reason. If any of the Company’s patents or any patents licensed from MIT are successfully challenged or the Company’s right or ability to manufacture its future products (if successfully developed and commercialized) were to be limited, the Company’s ability to manufacture and market these products could be adversely affected, which would have a material adverse effect upon the Company’s business, financial condition and results of operations.

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

     If the Company fails to protect its intellectual property rights, the Company’s competitors may take advantage of its ideas and compete directly against the Company. There can be no assurance that competitors, many of whom have substantial resources and have made substantial investments in competing technologies, will not seek to apply for and obtain patents that limit the Company’s ability to make, use and sell its potential products either in the United States or in foreign markets. Furthermore, if the Company’s intellectual property is not adequately protected, the Company’s competitors may be able to use the Company’s intellectual property to enhance their products and compete more directly with the Company, which could prevent the Company from entering its products into the market or result in a decrease in the Company’s eventual market share.

We have limited manufacturing experience, which could limit our growth.

     To successfully commercialize its SonoPrep® device and related product concepts, the Company will have to manufacture or engage others to manufacture the particular device in compliance with regulatory requirements. The Company has limited manufacturing experience that would enable it to make products in the volumes that would be necessary for it to achieve significant commercial sales, and there can be no assurance that the Company will be able to establish and maintain reliable, efficient, full scale manufacturing at commercially reasonable costs, in a timely fashion. Difficulties the Company encounters in manufacturing scale-up, or its failure to implement and subsequently maintain its manufacturing facilities in accordance with good manufacturing practice regulations, international quality standards or other regulatory requirements, could result in a delay or termination of production. Companies, and especially small companies in the medical device field, often encounter these type of difficulties in scaling up production, including problems involving production yield, quality control and assurance, and shortages of qualified personnel.

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

     Litigation may be necessary to enforce patents issued to the Company, to protect trade secrets or know how owned by or licensed to the Company or to determine the enforceability, scope and validity of the proprietary rights of others. Any litigation or interference proceedings involving the Company may require the Company to incur substantial legal and other fees and expenses. Such proceedings would also be time consuming and can be a significant distraction for employees and management, resulting in slower product development and delays in commercialization. In addition, an adverse determination in litigation or interference proceedings could subject the Company to significant liabilities to third parties, require the Company to obtain licenses from third parties or prevent it from selling its products, once developed, in certain markets, or at all, which would have a material adverse effect on the Company’s business, financial condition and results of operations.

The Company’s potential markets are highly competitive and most participants are larger, better capitalized, and more experienced than the Company.

     The industries in which the Company’s potential products may eventually be marketed are intensely competitive, subject to rapid change and significantly affected by new product introductions. The Company’s SonoPrep® device and related product concepts will compete directly with glucose monitoring products manufactured by Roche Diagnostics, LifeScan, Inc., a division of Johnson & Johnson, Bayer Corporation, MediSense, a division of Abbott Laboratories, Cygnus, Inc., SpectRx Inc. and TheraSense, Inc. and drug delivery products manufactured by companies such as Inhale Therapeutic Systems Inc., Alkermes, Inc. Bioject, Inc. PowderJect Pharmaceuticals PLC, Antares Pharma, Inc., Becton Dickinson and Company, Aerogen, Inc. ALZA Corporation, a division of Johnson and Johnson, and 3M Company.

     These companies are already producing and marketing glucose monitoring or drug delivery products, are either publicly traded or a division of a publicly-traded company, and enjoy several competitive advantages over the Company. In addition, several of the Company’s competitors have products in various stages of development and commercialization similar to the Company’s SonoPrep® device and related product concepts. At any time, these companies and others may develop products that compete directly with its proposed product concepts. In addition, many of the Company’s competitors have resources allowing them to spend significantly greater funds for the research, development, promotion and sale of new or existing products, thereby allowing them to respond more quickly to new or emerging technologies and changes in customer requirements. For all of the foregoing reasons, the Company may not be able to compete successfully against its current and future competitors. If any of the Company’s competitors succeeds in developing a commercially viable product and obtaining government approval, the business, financial condition and results of operations of the Company would be materially adversely affected.

The Company operates in an industry with significant product liability risk.

     The Company’s business will expose it to potential product liability claims that are inherent in the testing, production, marketing and sale of human diagnostic and ultrasonic transdermal drug delivery products. While the Company intends to take steps to insure against these risks, there can be no assurance that it will be able to obtain insurance in amounts or scope sufficient to provide it with adequate coverage against all potential liabilities. The Company’s current product liability insurance provides for coverage in the amount of $2,000,000 and upon successful development and commercialization of its products, the Company intends to obtain product liability insurance in the amount of $5,000,000. A product liability claim in excess of the Company’s product liability insurance would have to be paid out of the Company’s cash reserves, if any, and would harm the Company’s reputation in the industry and adversely affect its ability to raise additional capital.

Management of the Company has significant influence over the control the Company.

     The officers and directors of the Company own beneficially approximately 48% of the outstanding shares of the Company’s common stock. Accordingly, the Company’s officers and directors will have significant influence over the outcome of any corporate transaction or other matters submitted to the shareholders for approval, including mergers, consolidations and the sale of all or substantially all of the Company’s assets, and also could prevent or cause a change in control. Third parties may be discouraged from making a tender offer or bid to acquire the Company because of this concentration of ownership.

If the Company is unable to retain or hire additional key personnel, the Company may not be able to sustain or grow its business.

     The Company’s future success will depend upon its ability to successfully attract and retain key scientists, engineers and other highly skilled personnel. With the exception of Dr. Thomas W. Davison, its President and Chief Executive Officer, Sean Moran, its Chief Financial Officer, and Dr. Kost, its Chief Scientific Officer, the Company’s employees are at-will and not subject to employment contracts and may terminate their employment with the Company at any time. In addition, the Company’s current management team is understaffed and has very limited experience managing a public company subject to the Securities and Exchange Commission’s periodic reporting obligations. Hiring qualified management and technical personnel will be difficult due to the limited number of qualified professionals in the work force in general and the intense competition for these types of employees in the medical device industry, in particular. The Company has in the past experienced difficulty in recruiting qualified personnel and there can be no assurance that the Company will be successful in attracting and retaining additional members of management if the business begins to grow. Failure to attract and retain personnel, particularly management and technical personnel, would materially harm the Company’s business, financial condition and results of operations.

The Company’s failure to comply with Nasdaq’s listing standards would subject its common stock to being delisted from the Nasdaq SmallCap Market, which would severely limit a shareholder’s ability to sell any shares of the Company’s common stock.

     The Company’s common stock is currently listed for trading on the Nasdaq SmallCap Market. Prior to the merger between the Company and Sontra Medical, Inc., Nasdaq notified the Company that it was in danger of falling out of compliance with the continued listing requirements of the Nasdaq SmallCap Market. Although the Company believes that it is currently in compliance with the Nasdaq continued listing requirements, there is no assurance that the Company will be able to continue to comply with the continued listing requirements.

     If the Company’s common stock is removed from the Nasdaq SmallCap Market, it would trade on Nasdaq’s OTC (over-the-counter) Bulletin Board System and its shareholders’ ability to sell, or obtain quotations of the market value of, shares of the Company’s common stock would be severely limited. In addition, the delisting of the Company’s common stock from Nasdaq’s SmallCap Market would significantly impair the Company’s ability to raise capital in the public markets in the future.

Item 3. Controls and Procedures.

     (a) Evaluation of disclosure controls and procedures. Under the supervision and with the participation of its management, including its President and Chief Executive Officer and Chief Financial Officer, the Company evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-14(c) under the Exchange Act) as of a date (the “Evaluation Date”) within 90 days prior to the filing date of this report. Based upon that evaluation, the President and Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures were effective in timely alerting them to the material information relating to the Company (or its consolidated subsidiaries) required to be included in our periodic SEC filings. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

     (b) Changes in internal controls. There were no significant changes made in the Company’s internal controls during the period covered by this report or, to the Company’s knowledge, in other factors that could significantly affect these controls subsequent to the date of their evaluation.

Part II – Other Information

Item 1. Legal Proceedings

     A suit was filed on June 4, 2001 in Hennepin County, Minnesota District Court by Leaf Industries, seeking to pierce the corporate veil and hold the Company responsible for the debts of a former ChoiceTel subsidiary, Advants, Inc. Tomato Land Displays was also a plaintiff in this action, as it filed cross claims against the Company. In October 2002, the Company settled the suit with the plaintiffs for $210,000.

     Based on ChoiceTel’s activities in the public payphone market in Puerto Rico, in August 2002, Sontra Medical Corporation has filed a lawsuit against GTE International Telecommunications, Inc. and Puerto Rico Telephone Company in the United States District Court for the District of Puerto Rico for violations of federal and Commonwealth antitrust laws, among others. Sontra’s lawsuit is joined by two other Puerto Rican payphone providers, Pan American Telephone Co., Inc. and In Touch Telecommunications, Inc. The lawsuit alleges that Puerto Rico Telephone Company and its operating company, GTE International Telecommunications, Inc., engaged in a pattern of unlawful exclusionary acts in order to maintain its monopoly position in the market for the provision of payphones to payphone location owners in Puerto Rico. The defendants are expected to file a motion to dismiss.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

Exhibit Number	Description of Document

99.1	Certification Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2	Certification Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K.

On July 3, 2002, during the quarter ended September 30, 2002, the Company filed a report on Form 8-K with the SEC, which announced, among other things, (i) the consummation of the merger (the “Merger”) between the Company (formerly known as ChoiceTel Communications, Inc.) and Sontra Medical, Inc. on June 20, 2002, (ii) the engagement of Arthur Andersen LLP (“Andersen”) as the Company’s independent accountants following the consummation of the Merger, and the dismissal of Schechter Dokken Kanter Andrews & Selcer Ltd., the Company’s former independent accountant, and (iii) that the Nasdaq SmallCap had notified the Company that the consummation of the Merger constituted a reverse merger under Nasdaq Marketplace Rule 4330(f) and, therefore, the Company would be required to meet the initial listing requirements of the Nasdaq SmallCap Market. The Company also filed as Exhibit 99.3 its Unaudited Pro Forma Condensed Consolidated Balance Sheet as of May 31, 2002, which reflected the consummation of the Merger.

On August 19, 2002, the Company filed a report on Form 8-K with the SEC, which announced (i) the dismissal of Andersen, and the engagement of Wolf & Company, P.C. as its new independent auditors effective immediately, and (ii) that, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, the Company had submitted to the SEC the certification of its chief executive officer and chief financial officer with respect to the Company’s report on Form 10-QSB for the period ending June 30, 2002 filed on August 19, 2002.

The Company did not file any other reports on Form 8-K during the quarter ended September 30, 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SONTRA MEDICAL CORPORATION
Date: November 11, 2002	By: —————————————— /s/ Thomas W. Davison President and Chief Executive Officer
Date: November 11, 2002	By: —————————————— /s/ Sean F. Moran Chief Financial Officer

14

CERTIFICATIONS

I, Thomas W. Davison, President and Chief Executive Officer of Sontra Medical Corporation (the “Company”), certify that:

1. I have reviewed this quarterly report on Form 10-QSB of the Company;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for the periods presented in this quarterly report;

4. The Company’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Company and have:

a)	Designed such disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	Evaluated the effectiveness of the Company’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The Company’s other certifying officer and I have disclosed, based on our most recent evaluation, to the Company’s auditors and the audit committee of the Company’s board of directors (or persons performing the equivalent functions):

a)	All significant deficiencies in the design or operation of internal controls which could adversely affect the Company’s ability to record, process, summarize and report financial data and have identified for the Company’s auditors any material weaknesses in internal controls; and

b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the Company’s internal controls; and

6. The Company’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 11, 2002

By:
      ——————————————
/s/ Thomas W. Davison
President and Chief Executive Officer

CERTIFICATIONS

I, Sean Moran, Chief Financial Officer of Sontra Medical Corporation, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of the Company;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for the periods presented in this quarterly report;

4. The Company’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Company and have:

d)	Designed such disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

e)	Evaluated the effectiveness of the Company’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

f)	Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The Company’s other certifying officer and I have disclosed, based on our most recent evaluation, to the Company’s auditors and the audit committee of the Company’s board of directors (or persons performing the equivalent functions):

c)	All significant deficiencies in the design or operation of internal controls which could adversely affect the Company’s ability to record, process, summarize and report financial data and have identified for the Company’s auditors any material weaknesses in internal controls; and

d)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the Company’s internal controls; and

6. The Company’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 11, 2002

By:
      ——————————————
/s/ Sean F. Moran
Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description of Document

99.1	Certification Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2	Certification Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

17