Form 10KSB
period 2002-12-31
SONTRA MEDICAL CORP
filed 2003-03-31
CIK 1031927

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-KSB

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2002

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

COMMISSION FILE NUMBER 0-23017

SONTRA MEDICAL CORPORATION

(Exact Name Of Registrant As Specified In Its Charter)

MINNESOTA	41-1649949
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

10 Forge Parkway, Franklin, MA	02038
(Address of principal executive offices)	(Zip Code)

Registrant’s Telephone Number, Including Area Code: (508) 553-8850

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $.01 Par Value

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒    No  ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  ☒

Revenues for the most recent fiscal year were $0.

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant as of March 19, 2003 was approximately $4,633,805 (based upon the closing price of such stock on that date of $2.03 per share). Solely for purposes of the foregoing calculation, all of the registrant’s directors and executive officers are deemed to be affiliates.

The number of shares of the registrant’s common stock outstanding as of March 19, 2003 was 9,400,935.

Transitional Small Business Disclosure Format  Yes  ☐    No  ☒

SONTRA MEDICAL CORPORATION

ANNUAL REPORT ON FORM 10-KSB

YEAR ENDED DECEMBER 31, 2002

i

PART I

ITEM 1.     DESCRIPTION OF BUSINESS

This business section and other parts of this Form 10-KSB contain forward-looking statements that involve risk and uncertainties. The Company’s actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those set forth in “Management’s Discussion and Analysis or Plan of Operations—Factors That May Affect Future Results” and elsewhere in this Form 10-KSB.

Overview

Sontra Medical Corporation (unless the context otherwise requires, or as otherwise indicated herein, references to the “Company” or “we” or “us” shall include Sontra Medical Corporation and its wholly-owned subsidiary Sontra Medical, Inc.) is a development stage medical device company engaged in the research and development of transdermal diagnostic and drug delivery products. We are the pioneer of SonoPrep®, a non-invasive ultrasound mediated skin permeation technology for medical and therapeutic applications including transdermal diagnostics and the enhanced delivery of drugs through the skin. Our proprietary ultrasound-mediated skin permeation technology is a non-invasive and painless method of enhancing the flow of fluids and molecules across the protective membrane of the stratum corneum, the outer layer of the skin.

Our vision is for painless and continuous transdermal diagnosis and drug delivery that will improve patient outcome and reduce health care costs. We believe that these benefits will be realized with the use of our SonoPrep technology, which will enable improved patient compliance to treatment, continuous diagnosis and data collection and new routes for continuous drug delivery.

We have developed our SonoPrep® skin permeation device, a non-invasive and painless skin permeation technique, to provide a convenient way to enhance skin permeability for up to twenty four hours through a short burst of ultrasonic energy to the skin. Our lead product is our Symphony™ Diabetes Management System for the continuous non-invasive monitoring of glucose levels in diabetic patients. Other product development programs based on the SonoPrep® skin permeation technology include:

❑	Transdermal drug delivery of large molecules and biopharmaceuticals.

❑	Enhanced transdermal delivery of topically applied drugs.

❑	Skin preparation prior to electrophysiology tests to improve electrical signals.

We believe that our ultrasound-mediated skin permeation technology addresses a broad range of currently unmet clinical needs and up to an approximately $8 billion market opportunity.

Sontra Medical Corporation was formed through the merger of Sontra Medical, Inc. (“SMI”) and ChoiceTel Communications, Inc. in June 2002 (the “Merger”). Following the Merger, ChoiceTel Communications, Inc. changed its name to Sontra Medical Corporation and began operating in SMI’s line of business. SMI was incorporated in the State of Delaware on March 31, 1998. We have recently re-located our headquarters to 10 Forge Parkway, Franklin, Massachusetts. Our Internet address is www.sontra.com. We make available on our Internet website free of charge our annual report on Form 10-KSB, quarterly reports on Form 10-QSB, current reports on Form 8-K, and amendments to those reports as soon as practicable after we electronically file such material with the SEC. The information contained in our website is not incorporated by reference in this Annual Report on Form 10-KSB.

SonoPrep® Skin Permeation Device

The skin is the body’s barrier to the outside environment that prevents body fluids from escaping and prevents protein contaminants (pyrogens), microorganisms (viruses and bacteria) and other irritating substances from entering the body. The outer layer of the skin, the stratum corneum, is a relatively thin layer of brick shaped keratinocytes which creates the skin barrier. The interstitial space between these keratinocytes contains a highly ordered lipid bi-layer that repels water and compounds that are water-soluble, including the body fluids and vital analytes such as electrolytes, proteins and glucose. An application of ultrasonic energy disorganizes the lipid bi-layer of the stratum corneum thereby creating reversible channels in the skin through which fluids and analytes can be extracted and small and large molecules can be delivered. Our proprietary SonoPrep® ultrasound-mediated skin permeation technology is a non-invasive and painless method of enhancing the flow of fluids and molecules across the protective membrane of the stratum corneum.

We have developed our SonoPrep® skin permeation device, which makes the skin permeable for up to 24 hours by applying ultrasonic energy to the skin for 5-15 seconds, to be used in conjunction with all of our product applications. The SonoPrep® device consists of a battery operated power and control unit, an ultrasonic applicator hand piece and a single use disposable coupling medium cartridge. The SonoPrep® device applies relatively low frequency (compared to diagnostic imaging) ultrasonic energy to the skin. The ultrasonic horn in the device vibrates at 55,000 times per second (55KHz) and applies the energy to the skin through a liquid coupling medium to create cavitation bubbles that expand and contract in the coupling medium and the ordered lipid bi-layer of the stratum corneum. This ultrasonic cavitation disorganizes the lipid bi-layer and creates reversible channels through which fluids and analytes can be extracted and high and low molecular weight molecules can be delivered.

Our SonoPrep® device is easy to use and the treatment can be self-administered by the patient. The application is designed for safe use with an on-line feedback mechanism to detect permeation based on the reduction in electrical impedance and shuts off the ultrasonic energy when the effect is optimized. Most importantly, the permeability is reversible and the skin goes back to its normal state after 24 hours. Dermatologists recommend applying a petroleum-based lubricant or hydrocortisone cream to the treated site immediately after the SonoPrep® procedure to re-establish the lipid barrier.

We believe that our SonoPrep® device has overcome the limitations of other transdermal approaches with the following attributes:

❑	Non-invasive

❑	Increases skin permeability 100 fold

❑	Well controlled and long lasting skin permeability (up to 24 hours)

❑	Painless and non-irritating

❑	Fast and easy to use

❑	Reversible

❑	Safe

We have completed development of a beta version of the SonoPrep® ultrasound device. We have developed our SonoPrep® device to be employed in all of our product applications.

Symphony™ Diabetes Management System for Glucose Monitoring

Diabetes is serious metabolic disorder and is the sixth leading cause of death in the United States, and those individuals afflicted with the disease are at serious risk of developing complications, such as coronary and vascular disease, retinopathy and neuropathy. The prevalence of diabetes is reaching epidemic proportions, and the cost to the health care system of treating diabetes is truly staggering. According to the American Diabetes Association (“ADA”) the annual cost in medical expenditures and lost productivity increased from $98 billion in 1997 to $132 billion in 2002. Moreover, the ADA estimates that the direct medical costs of treating diabetes more than doubled from $44 billion in 1997 to $91.8 billion in 2002.

Studies show that frequent monitoring of blood glucose significantly reduces complications related to diabetes and leads to reduced health care costs. However, most diabetics do not test their blood glucose levels as often as they should because the current finger prick blood glucose testing method is inconvenient and painful. A truly continuous non-invasive glucose monitor would greatly improve patient compliance. However, we believe that to date there have been no truly continuous, non-invasive blood glucose monitors introduced to the market.

Our Symphony™ Diabetes Management System is designed as a truly continuous, non-invasive glucose monitor to address this unmet need in the rapidly growing home blood glucose testing market. The Symphony™ Diabetes Management System consists of the SonoPrep® skin permeation device and a glucose biosensor/patch that is designed to continuously measure glucose levels and transmit readings wirelessly to a glucose meter. We are developing this glucose meter to function as a watch or beeper capable of transmitting data wirelessly to a night stand alarm monitor. The glucose biosensor/patch is placed over an area of the skin which has been permeated using the SonoPrep device. Because the Sonoprep® device can permeate the skin on many different locations of the body, the glucose sensor/patch can be worn on body positions that are out of sight, such as the abdomen, so as to not negatively impact quality of life.

We have completed a feasibility study, involving 40 diabetic patients, that demonstrated our SonoPrep® skin permeation device sufficiently permeated the skin to provide a constant flow of glucose (glucose flux) for analysis. The glucose obtained from a patient’s permeated skin was then measured in the laboratory using High Pressure Liquid Chromatography equipment and these measurements were then correlated to patient’s blood glucose readings obtained from blood samples. Based on the results of this feasibility study, we are developing a glucose biosensor/patch that is placed on the permeated skin to continuously measure glucose levels. The glucose biosensor/patch contains an electrochemical sensor and an osmotic extraction gel that couples with the skin and continuously draws the glucose into the sensor. The glucose that flows through the skin is consumed by the biosensor as it reacts with glucose oxidase that is contained in the biosensor. This chemical reaction produces a constant electrical signal that is recorded by the glucose meter.

Our ultrasonic skin permeation technology increases transdermal molecular transport more than 100 times greater than untreated skin and 10 times greater than other non-invasive methods of glucose sampling such as iontophoresis or laser poration. The enhanced permeation created with an application of SonoPrep® enables a sufficient quantity of glucose to flow through the skin for the biosensor to constantly detect the flow of glucose (glucose flux). The constant glucose flux detected by the biosensor will provide continuous glucose measurements once every second which we believe will result in improved data collection and in a more accurate and predictive device.

As part of our product development of the Symphony™ Diabetes Management System, we have completed development of a beta version of the SonoPrep® ultrasound device and are nearing completion of the development of the continuous glucose biosensor/patch.

Transdermal Drug Delivery

While the existing demand for transdermal drug delivery applications represents a considerable market, the formidable challenge of effectively permeating the skin and delivering a therapeutic dosage within the required onset time of action has currently limited the transdermal drug delivery market to only low molecular weight compounds. Currently, seven low molecular weight drugs are delivered through the skin (See Table 1).

Table 1.    Systemic transdermal drug delivery systems.

Drug	Indication

Fentanyl	Pain

Nitroglycerine	Anti-angina

Estradiol	Hormone Replacement

Testosterone	Hypogonadism

Clonidine	Hypertension

Scopolamine	Motion Sickness

Nicotine	Smoking Cessation

We believe that our SonoPrep® skin permeation technology can significantly expand the transdermal drug delivery market, which is currently limited to low molecular weight drugs, based on the following product attributes:

❑	An application of SonoPrep® can significantly accelerate the onset time of action, thereby expanding the clinical indications for existing transdermal systemic drugs and topically applied local drugs where current onset times limit the clinical indications for these drugs. For example, fetanyl is currently limited to the relief of chronic cancer pain due to its approximately 18-hour time frame before the therapeutic dose is delivered.

❑	An application of SonoPrep® increases skin permeation 100 times greater than untreated skin, thereby making it possible to deliver large molecule drugs.

In 2003, we intend to conduct feasibility studies to determine the effectiveness of our SonoPrep® device in accelerating the onset time of action for transdermal delivery of fentanyl and nitroglycerine, both of which have considerable delay in onset times due to the protective barrier of the skin. We believe that use of our SonoPrep® device to permeate the skin can facilitate the transdermal delivery of a far broader class of drugs such as large molecule injectable biopharmaceuticals including proteins and peptides, and can also improve the delivery of existing transdermal drugs. By enabling better transport of drugs through the skin with SonoPrep, we believe that the market for transdermal drug delivery could be dramatically expanded.

Improved Delivery of Topically Applied Drugs

The SonoPrep® device has been shown, in a human clinical study involving 42 patients, to significantly accelerate the onset of local anesthesia by EMLA™ , a commercially available topical anesthetic preparation primarily used in pediatric patients, from one hour to under 10 minutes. Primary care physicians surveyed in an independent market study agreed that the pediatric patient population and a substantial portion of the adult patient population would benefit from a fast-acting topical anesthetic. We have identified several target markets, including adult and pediatric phlebotomy and IV catheterization, central venous catheter insertion, and simple dermatological procedures, in which we believe that the SonoPrep® device can be introduced. We plan to initiate a clinical trial in 2003 to further demonstrate the efficacy of SonoPrep in enhancing the delivery of EMLA. Upon successful completion of the study, we would expect to file a 510(k) marketing clearance with the FDA for marketing clearance for the SonoPrep device for this indication.

Electrophysiology Preparation

Electro-cardiograms (EKG), electro-encephalograms (EEG) and electro-myelograms (EMG) are common electrophysiology modalities used in medical diagnosis. Three principle elements of successful tests are:

❑	Electrode adhesion

❑	Conductivity (low impedance) between the electrode and the skin

❑	Motion artifact & electrical interference reduction

The most important variable that needs to be controlled in order to obtain an accurate electrophysilogy test result is a reduced level of skin impedance. Lower impedance means higher signals and lower signal-to-noise ratios. The standard impedance level desired in most electrophysiology measurements is 5000 Ohms. In order to achieve this level, technicians prepare the skin site by shaving, cleaning and de-fatting with alcohol and, in some applications, dermabrasion with sandpaper or tape stripping. These procedures are time consuming, often painful and not always effective.

The SonoPrep® device has been demonstrated through an internal human feasibility study to reduce skin impedance consistently to 1000 Ohms. The Company believes that SonoPrep® device will add value to applications where low impedance is critical to enhance signal strength and motion artifact is a concern. Signal strength and motion artifact is a concern in most of the 12 million examinations performed annually and can affect results in 6 million stress tests and 2.5 million Holter monitoring tests (24-hour ambulatory monitoring). Although the markets for these applications are not as large as for the other applications of the SonoPrep device, we believe that the regulatory barriers and development timelines are considerably shorter.

We have filed a 510(k) application with the Food and Drug Administration seeking marketing clearance for our SonoPrep® device for use in electrophysiology applications. In 2003, we intend to conduct additional human clinical trials to demonstrate the improvement in the sensitivity and specificity of electrophysiology testing. Upon successful completion of such trials, we will work towards the commercial launch of a product for this indication in 2004.

Research and Development

Since our Merger with SMI, wherein we began operating in SMI’s line of business, all of our research and development efforts have been aimed at developing our SonoPrep® technology for various applications. In addition, all of SMI’s research and development efforts since its inception have been aimed at developing the SonoPrep® technology. Our development focus is centered on generating clinical data that demonstrates the benefits of our SonoPrep® device and related products in development, including our Symphony™ Diabetes Management System.

Our product development programs will require substantial additional clinical trials to demonstrate the efficacy of our products before we can begin to commercialize our products under development. As we enter into more advanced product development of our SonoPrep® device and our Symphony™ Diabetes Management System, we will need significant funding to pursue our product commercialization plans. We have not begun to market or generate revenues from our products under development. Our ability to continue our research, development and testing activities and commercialize our products in development is highly dependent on our ability to obtain additional sources of financing, including by entering into and maintain collaborative arrangements with third parties who have the resources to fund such activities. No assurances can be given that we will be able to obtain such financing or enter into collaborative arrangements, or that such collaborative arrangements will be successful. In addition, there can be no assurance that we will be able to develop products successfully or that we will be successful in the commercialization of our products in development.

As of December 31, 2002, we had 15 employees and consultants engaged in research and development. For the years ended December 31, 2002 and 2001, our research and development expenses were approximately $2 million and $2.1 million, respectively.

Our Chief Executive Officer, Dr. Thomas Davison, together with Dr. Joseph Kost, our Chief Scientific Officer, directs our research and development activities. In addition, we have a consulting agreement with Dr. Robert Langer, a professor at the Massachusetts Institute of Technology. Dr. Joseph Kost and Dr. Robert Langer first invented and developed the ultrasound skin permeation technology at the Massachusetts Institute of Technology’s Chemical and Bioengineering Laboratory, and are authors of several publications and presentations in the area of ultrasound and controlled drug delivery.

Government Regulation

Our SonoPrep® device and other related products in development are or will be regulated as medical devices and are subject to extensive regulation by the Food and Drug Administration (FDA), under the Federal Food, Drug and Cosmetic Act and regulations thereunder, including regulations governing the development, marketing, labeling, promotion, manufacturing and export of our products. Failure to comply with these requirements can lead to stringent sanctions, including withdrawal or recalls of products from the market, refusal to authorize government contracts, civil monetary penalties and criminal prosecution.

Generally, medical devices require FDA approval or clearance before they may be marketed. There are two review procedures by which a product may receive such approval or clearance. Some products may qualify for clearance under a pre-market notification, or 510(k) procedure, in which the manufacturer provides to the FDA a pre-market notification that it intends to begin marketing the product, and demonstrates to the FDA’s satisfaction that the product is substantially equivalent to a legally marketed product, which means that the product has the same intended use as, is as safe and effective as, and does not introduce new questions of safety and effectiveness than a legally marketed device. Marketing may commence when the FDA issues a clearance letter. If a medical device does not qualify for the 510(k) procedure, the FDA must approve a pre-market approval application, or PMA, before marketing can begin. PMA applications must demonstrate, among other matters, that the medical device is safe and effective. A PMA application is typically a complex submission, usually including the results of pre-clinical and extensive clinical studies. Further, before the FDA will approve a PMA, the manufacturer must pass an inspection of its compliance with the requirements of the FDA’s quality system regulations. FDA requests for additional studies during the review period are not uncommon, and can significantly delay approvals.

In addition, a number of other FDA requirements apply to medical device manufacturers and distributors. Device manufacturers must be registered and their products listed with the FDA, and certain adverse events and product malfunctions must be reported to the FDA. The FDA also regulates the product labeling, promotion and advertising, of medical devices. Manufacturers must comply with the FDA’s quality system regulation, which establishes extensive requirements for quality control and manufacturing procedures. Thus, manufacturers and distributors must continue to spend time, money and effort to maintain compliance, and failure to comply can lead to enforcement action. The FDA also periodically inspects facilities to ascertain compliance with these and other requirements.

In November 2002, we filed a 510(k) application seeking marketing clearance from the FDA for our SonoPrep® device for use in electrophysiology applications by demonstrating that the safety and effectiveness of our SonoPrep® device is substantially equivalent to that of a conventional dermabrader. A dermabrader is a device that aids in preparing skin for EKG and EEG measurements. However, we cannot be sure that the FDA will determine that our SonoPrep® device is substantially equivalent to a dermabrader. In addition, the FDA may require additional information before concluding that the SonoPrep® device qualifies for 510(k) clearance. Even if we obtain FDA clearance for the use of the SonoPrep® device in electrophysiology applications, we do not expect that such applications will generate significant revenues and we can not assure you that it will ever achieve any sales of the SonoPrep® device for such applications.

In order to obtain marketing clearance for our Symphony™ Diabetes Management System, we expect that we will be required to file a PMA application that demonstrates the safety and effectiveness of the product. The PMA process is lengthy and costly, and we cannot be sure that the FDA will approve PMAs for any of our products, including our Symphony™ Diabetes Management System, in a timely fashion, if at all.

Sales and Marketing

Our primary efforts to date have been focused on the developing our SonoPrep® technology, including our SonoPrep® device and Symphony™ Diabetes Management System, and generating pre-clinical and clinical data that demonstrate the benefits of skin permeation using our ultrasound technology. Our Symphony™ Diabetes Management System is still in development and our SonoPrep® device is an investigational device, currently limited to investigational use only. If successful in developing these products, we plan to market our Symphony™ Diabetes Management System and the SonoPrep® device for systemic transdermal drug delivery through leading pharmaceutical companies that have a substantial marketing and distribution presence. We believe that by aligning with larger, more established partners, we can use these companies’ existing strengths to penetrate the marketplace. For the electrophysiology market and the delivery of topical drugs, we plan to market our products through distribution partners.

Manufacturing

We initially plan to manufacture our SonoPrep® device in our own facilities. As volumes increase, we will likely outsource certain key components of the device but will maintain responsibility for the manufacturing of the key ultrasonic components as well as assembly and testing of the final device. To date, we have manufactured a small number of SonoPrep® devices for investigational use.

Competition

The medical device industry in general, and the market for glucose monitoring in particular, is intensely competitive. Our Symphony™ Diabetes Management System will compete directly with glucose monitoring products manufactured by Roche Diagnostics, LifeScan, Inc., a division of Johnson & Johnson, Bayer Corporation, MediSense, a division of Abbott Laboratories, Cygnus, Inc., SpectRx and TheraSense, Inc. The Company’s SonoPrep® device will also compete with numerous companies developing drug delivery products such as Nektar Therapeutic Systems, Inc., Alkermes, Inc., Bioject, Inc., PowderJect Pharmaceuticals PLC, Antares Pharma, Inc., Becton Dickinson & Co., Aerogen, Inc. ALZA Corporation, a division of Johnson and Johnson, Norwood Abbey Limited and 3M Company.

The first product to reach the market in a therapeutic area often has a significant competitive advantage relative to later entrants to the market. Competitive products have either been approved or are being developed for most of our development stage products. Additionally, many of our competitors or potential competitors are larger than us and able to commit significantly greater financial and other resources to all aspects of their business, including and development, marketing, sales and distribution, and may have substantially greater experience in developing products, in obtaining regulatory approvals and in manufacturing and marketing products. In addition, other technologies or products may be developed that have an entirely different approach or means of accomplishing the intended purposes of our product concepts that are more commercially attractive than our product concepts, or that could render our technology uncompetitive or obsolete.

In the area of transdermal drug delivery, many pharmaceutical companies have the financial resources to acquire the skills necessary to develop transdermal systems. Any transdermal drug delivery products that we may develop will also compete with drugs marketed in traditional dosage forms, including oral doses, injections and continuous infusion. New drugs, new therapeutic approaches or further developments or innovations in alternative drug delivery methods, such as time release capsules, liposomes and implants, may provide greater therapeutic benefits for a specific indication or may offer comparable performance at lower cost, than those that could be offered by our current transdermal drug delivery technology. We expect that any products that we develop will compete primarily on the basis of product efficiency, safety, patient convenience, reliability, availability and price. However, we cannot assure you that we will successfully develop technologies and products that are more effective, safer, more convenient, more reliable, more available or more affordable than those being developed by our current and future competitors.

Intellectual Property

Currently, we maintain a comprehensive portfolio of intellectual property. We have pursued a course of developing and acquiring patents and patent rights and licensing technology. Our success depends primarily on our ability to establish and maintain the proprietary nature of our technology through the patent process and to license other’s patents and patent applications necessary to develop our products. In order to protect our proprietary technologies, we also rely on a combination of trademark, copyright, and trade secret protection, as well as confidentiality agreements with employees, consultants, and third parties.

We own or exclusively license patents and patent applications that are very broad in scope, including ultrasound-enhanced transdermal drug delivery and ultrasound-enhanced transdermal analyte extraction and measurement (i.e. transdermal diagnostics), and provide significant protection from new entrants. We have also patented specific elements of the technology that are keys to successful skin permeation enhancement and establish our dominant position in the area of ultrasound-enhanced skin permeation. We have not sought patent protection for all of our technology. We seek patent coverage in the United States and in foreign countries only on aspects of our transdermal technologies that we believe will be significant and that could provide barriers to entry for its competition. Currently, we own three issued U.S. patents and five pending U.S. patents. In addition, we have an exclusive license from the Massachusetts Institute of Technology (MIT) on eight issued U.S. patents and one pending U.S. patent. In total, we own or exclusively license eleven issued U.S. patents and six pending U.S. patents. In addition, we license several related foreign patents and patent applications, and have sixteen foreign patent applications pending. Our success depends to a significant degree upon our ability to develop proprietary products and technologies and to obtain patent coverage for such products and technologies. We intend to file patent applications covering any newly developed products or technologies.

Pursuant to a license agreement entered into between SMI and MIT in June 1998, we have an exclusive, worldwide license to certain patent rights related to the use of ultrasound to enhance skin permeability for applications in transdermal diagnostics, drug delivery, and aesthetics. The term of this license extends until 2018, the expiration date of the last to expire of the patents licensed under the agreement. Under the agreement, we are obligated to pay MIT annual license maintenance fees of $25,000 per year and running royalties based on the net sales of any products that are covered by the licensed patent rights. We also have the right to grant sublicenses under the agreement, for which we must also pay royalties to MIT for products sold by such sublicensees. To date, we have not paid MIT any royalties because we have not successfully developed any products which utilize the licensed patent rights for commercial sale or sublicensed any of our rights under the agreement. MIT may terminate this license upon 90 days written notice if we fail to pay the annual license maintenance fees or running royalties, or otherwise upon an uncured material breach of the agreement.

Employees

As of March 19, 2003, we had sixteen full-time employees, and consulting or other contract arrangements with three additional persons to provide services to the Company on a full or part-time basis. Of the nineteen people so employed or engaged by us, fifteen are engaged in research and development activities and four are engaged in administration, finance and business development. All of our employees and consultants are covered by confidentiality agreements. No employees are covered by collective bargaining agreements. We believe that our relations with our employees are good.

ITEM 2.     DESCRIPTION OF PROPERTY

We currently lease 12,999 square feet of manufacturing, laboratory and office space in a single facility located at 10 Forge Parkway, Franklin, Massachusetts, pursuant to a five-year lease entered into on January 24, 2003. Prior to relocating to our Franklin, MA headquarters in March 2003, we leased approximately 7,602 square feet of laboratory and office space in a single facility located at 58 Charles Street, Cambridge, Massachusetts. In addition, prior to our Merger with SMI, we leased approximately 500 square feet of office space in a single facility located at 15500 Wayzata Blvd., #1029, Wayzata, Minnesota. We believe that our Franklin facility is in good repair and will be adequate to meet our space requirements for the foreseeable future.

ITEM 3.     LEGAL PROCEEDINGS

Based on our activities in the public payphone market in Puerto Rico prior to the Merger, commencing in August 2002, we have been participating in a lawsuit against GTE International Telecommunications, Inc. and Puerto Rico Telephone Company in the United States District Court for the District of Puerto Rico for violations of federal and Commonwealth antitrust laws, among others. Our lawsuit is joined by two other Puerto Rican payphone providers, Pan American Telephone Co., Inc. and In Touch Telecommunications, Inc. The lawsuit alleges that Puerto Rico Telephone Company and its operating company, GTE International Telecommunications, Inc., engaged in a pattern of unlawful exclusionary acts in order to maintain its monopoly position in the market for the provision of payphones to payphone location owners in Puerto Rico. Along with our co-plaintiffs, we are seeking monetary damages and injunctive relief. The defendants have filed a motion to dismiss.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the quarter ended December 31, 2002.

PART II

ITEM 5.     MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our common stock is traded on the Nasdaq SmallCap Market under the symbol “SONT.” The following table sets forth the range of high and low sale prices for our common stock for the periods indicated. The Merger with SMI was completed on June 20, 2002. Market price range information for periods on and after June 20, 2002 reflects sale prices for the common stock of the combined company, and market price range information for all periods prior to June 20, 2002 reflects sale prices for the common stock of ChoiceTel Communications, Inc. on the Nasdaq SmallCap Market under the symbol “PHON.” SMI was not publicly traded prior to the Merger. The number of shareholders of record of the Company as of March 19, 2003 was approximately 58.

	HIGH	LOW
Fiscal Year Ended December 31, 2002
Fourth Quarter	$5.70	$3.60
Third Quarter	$4.60	$1.38
Second Quarter, on and after June 20, 2002	$4.60	$3.05
Second Quarter, until June 20, 2002	$5.00	$1.30
First Quarter	$2.32	$0.95

Fiscal Year Ended December 31, 2001
Fourth Quarter	$1.25	$0.75
Third Quarter	$1.09	$0.85
Second Quarter	$1.45	$1.00
First Quarter	$1.75	$1.00

Dividend Policy

We have never paid or declared any cash or other dividends on our common stock. We have no current plans to pay common stock dividends. We intend to retain earnings, if any, for working capital purposes. Any future determination as to the payment of dividends will depend upon our results of operations, and on our capital requirements financial condition and other relevant factors which are in effect at that time.

Equity Compensation Plan Information

The information under the Section “Equity Compensation Plan Information” from our definitive proxy statement for the annual meeting of shareholders to be held on May 21, 2003, which is to be filed with the Securities and Exchange Commission not later than 120 days after the close of our fiscal year ended December 31, 2002, is hereby incorporated by reference.

ITEM 6.     MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

Forward-Looking Statements

The following discussion of the consolidated financial condition and results of operations of the Company should be read in conjunction with the audited consolidated financial statements and the related notes thereto included elsewhere in this Form 10-KSB. Except for the historical information contained herein, the following discussion, as well as other information in this report, contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended, and are subject to the “safe harbor” created by those sections. Some of the forward-looking statements can be identified by the use of forward-looking terms such as “believes,” “expects,” “may,” “will,” “should,” “could,” “seek,” “intends,” “plans,” “estimates,” “anticipates” or other comparable terms. Forward-looking statements involve inherent risks and uncertainties. A number of important factors could cause actual results to differ materially from those in the forward-looking statements. We urge you to consider the risks and uncertainties described in “Factors That May Affect Future Results” in this report. We have no plans to update our forward-looking statements to reflect events or circumstances after the date of this report. We caution readers not to place undue reliance upon any such forward-looking statements, which speak only as of the date made.

Overview

On June 20, 2002, we consummated the Merger with SMI, pursuant to which SMI merged with and into a wholly-owned subsidiary of the Company. Subsequent to the consummation of the Merger, we changed our name to Sontra Medical Corporation and began operating in SMI’s line of business. For accounting purposes, the Merger was treated as a capital transaction and a recapitalization, whereby the historical financial statements of SMI became the historical financial statements of the Company. The accounting treatment for the recapitalization is similar to that resulting from a business combination, except that goodwill and other intangible assets were not recorded. Because the financial results of the Company discussed herein reflect the historical results of only SMI prior to the Merger, and the combined company following the Merger on June 20, 2002, they do not include the historical financial results of the Company prior to the consummation of the Merger. Accordingly, the financial results may not be indicative of future results or the historical results that would have resulted if the Merger has occurred at the beginning of a historical financial period.

We are a development stage life sciences company that is working to develop non-invasive, transdermal, diagnostic and drug delivery products based on our SonoPrep® ultrasound-mediated skin permeation technology. Our lead product in development is our Symphony™ Diabetes Management System for the continuous non-invasive monitoring of glucose levels in diabetic patients. Other products in development that are based upon the our SonoPrep® skin permeation technology include skin preparation to improve electrophysiology tests, the enhanced transdermal delivery of topically applied drugs, and the transdermal drug delivery of large molecule injectable biopharmaceuticals.

On an historical accounting basis, we have incurred net losses since the inception of SMI in 1996, including a net loss of approximately $4,156,000 and $4,725,000 for the years ended December 31, 2002 and 2001, respectively. As of December 31, 2002, we had an historical accumulated deficit of $16,027,000. Our losses have resulted principally from costs incurred in conjunction with our research and development initiatives. We expect additional losses in the foreseeable future primarily as a result of our research and development activities and other administrative-related expenses. As discussed below under “Liquidity and Capital Resources”, we have sufficient cash on hand at December 31, 2002 to fund our operations only until June 30, 2003. We are actively seeking to procure additional financing or investment, or strategic investment, adequate to fund our ongoing operations, and have engaged an investment banking firm to assist us in these efforts. If we are not able to raise substantial additional capital, via a private financing or investment, strategic partnership or otherwise, we will not have sufficient capital to fund our operations beyond June 30, 2003 and to continue to function as a going concern. The uncertainty related to procuring additional financing has caused our auditor to express substantial doubt about our ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

A significant portion of our research and development expenses include salaries paid to personnel and outside consultants and service providers, as well as the cost of materials used in research and development, and information technology and facilities costs. Assuming we successfully obtain adequate financing to continue to function as a going concern, we expect that our research and development expenses will continue to increase as we work to complete the development of our products, obtain regulatory clearances or approvals, and conduct further research and development.

General and administrative expenses consist primarily of non-research personnel salaries and related expenses, facilities costs and professional fees. We expect general and administrative expenses to increase as we hire additional personnel and build our infrastructure to support future growth.

Stock-based compensation expense, a non-cash expense, represents fair value of options granted to non-employees and the intrinsic value of an aggregate of 850,000 options repriced and/or exchanged for our Chief Executive Officer and Chief Financial Officer on September 23, 2002 (more fully described below in Note 10 to the consolidated financial statements located elsewhere in this Form 10-KSB). The options granted to our non-employees which are not fully vested on the date of grant are generally revalued each period and amortized to expense over the vesting period, which is generally 48 months. However, the outstanding options granted to our non-employee directors were fully vested upon grant. The intrinsic value of the repriced and/or exchanged options of our Chief Executive Officer and Chief Financial Officer are also being remeasured each period and charged to expense over the vesting period, which is 48 months, and will continue to be repriced thereafter until they are exercised or expire.

Critical Accounting Policies

Financial Reporting Release No. 60, which was recently issued by the Securities and Exchange Commission, requires all registrants to discuss critical accounting policies or methods used in the preparation of the financial statements. Management has determined that, at this stage in its development, its only critical accounting policy relates to accounting for equity instruments. As described in more detail in the notes to the consolidated financial statements, the Company has elected to continue to apply the provisions of APB No. 25 rather than adopt SFAS No. 123. This means that for options granted to employees and board members with an exercise price equal to the fair value of the stock on the grant date, the Company does not record any compensation expense in its consolidated financial statements. For options granted to non-employees, the Company is required to make a number of estimates in order to determine the fair value of the options. These estimates include a risk-free interest rate, the volatility of the Company’s stock and, in certain cases, expectations about the number of shares that will eventually vest.

Further, we have made a number of estimates and assumptions that affect reported amounts of assets, liabilities and expenses, and actual results may differ from those estimates. As we are a development stage company, the areas that require the greatest degree of management judgment are the assessment of the recoverability of long-lived assets, primarily intellectual property, and the realization, if any, of our net deferred tax assets.

We believe that full consideration has been given to all relevant circumstances that we may be subject to, and the financial statements accurately reflect our best estimate of the results of operations, financial position and cash flows for the periods presented.

Results of Operations

Comparison of the years ended December 31, 2002 and 2001

Research and Development Expenses

Research and development expenses decreased by $122,000 to $1,985,000 for the year ended December 31, 2002 from $2,107,000 for the year ended December 31, 2001. This decrease was attributable to a reduction in spending on certain research consultants. Should we successfully procure adequate financing to continue to function as a going concern, we expect research and development expenses to increase substantially next year as we accelerate the commercialization of our technology.

General and Administrative Expenses

General and administrative expenses increased by $808,000 to $2,206,000 for the year ended December 31, 2002 from $1,398,000 for the year ended December 31, 2001. The increase was to attributable to stock based compensation expenses of $483,000, the hiring of the senior management team during the second quarter of 2002 and various legal and other costs associated with becoming a public company as a result of the Merger. We expect that general and administrative expenses will increase in 2003 as a result of incurring costs for a full year for our senior management team and public company costs.

Interest Income (Expense)

Interest income was $34,000 for the year ended December 31, 2002 compared to interest expense of $1,238,000 for the year ended December 31, 2001. The decrease in interest expense is attributable to the Company having no loans outstanding in 2002. In addition, we recorded non-cash interest expense of $1,200,000 in the first quarter of 2001 to amortize a discount on a convertible promissory note.

Comparison of the years ended December 31, 2001 and 2000

Research and Development Expenses

Research and development expenses decreased to $2,107,000 for the year ended December 31, 2001 from $2,172,000 for the year ended December 31, 2000. This decrease was primarily attributable to a reduction in contract research and clinical trials and included decreases of $30,000 in consultants expenses, $12,000 in personnel-related expenses, and $23,000 in scientific and prototype development.

General and Administrative Expenses

Selling, general and administrative expenses increased to $1,398,000 for the year ended December 31, 2001 from $821,000 for the year ended December 31, 2000. This increase was attributable primarily to the initiation of other corporate and marketing programs to support future growth and included increases of $62,000 in personnel-related expenses, $367,000 in consultants expenses, $64,000 in legal expenses, $62,000 in travel, meals and entertainment expenses and $32,000 in audit and tax expenses.

Interest Income (Expense)

Interest income decreased to approximately $18,000 for the year ended December 31, 2001 from $119,400 for the year ended December 31, 2000. This decrease was primarily due to a decrease in the Company’s average cash and cash equivalents balance during the year. Interest expense increased to $1,238,000 for the year ended December 31, 2001 from approximately $38,000 for the year ended December 31, 2000. This increase was primarily due to a $1,200,000 non-cash interest charge as a result of the amortization of a discount associated with the convertible promissory notes issued during 2001. The discount was attributable to the value of the 6,000,000 common shares issued in connection with the convertible promissory notes.

Liquidity and Capital Resources

We are a development stage company and, on a historical basis, have financed our operations, since the inception of SMI, primarily through private sales of preferred stock, the issuance of convertible promissory notes, and the cash received in connection with the Merger. As of December 31, 2002, we had $2,231,000 in cash and cash equivalents.

Net cash used in operating activities was $3,423,000 for the twelve months ended December 31, 2002. The net loss for the year ended December 31, 2002 was $4,156,000 and included in this loss were non cash expenses of $147,000 for depreciation and amortization and $521,000 for stock based compensation. Also, an increase in accrued expenses provided $132,000 of operating cash.

Net cash used in investing activities was $161,000 for the year ended December 31, 2002, resulting from $80,000 used to purchase equipment and a $90,000 increase in restricted cash due an escrow account required as collateral for a performance bond.

Net cash provided by financing activities was $5,434,000 for the twelve months ended December 31, 2002. The Merger provided for $4,330,000 in cash proceeds while the net proceeds from the sale of preferred stock provided for $980,000 in cash. In addition, the exercise of stock options provided $124,000 in cash.

As discussed above, as of December 31, 2002, we had an accumulated deficit of approximately $16,027,000 from an historical accounting perspective. We expect that the cash and cash equivalents of $2,231,000 at December 31, 2002 will be sufficient to meet our cash requirements only through June 2003. We are actively reviewing measures to reduce our operating expenses and seeking to procure additional financing or investment, or strategic investment, adequate to fund our ongoing operations, and have engaged an investment banking firm to assist us in these efforts. If we are not able to raise substantial additional capital, we will not have sufficient capital to fund our operations beyond June 30, 2003 and to continue to function as a going concern. The uncertainty related to procuring additional financing has caused our auditor to express substantial doubt about our ability to continue as a going concern. If we are unable to raise sufficient additional financing before June 30, 2003, we may have to cease operations.

Even if we obtain funding sufficient to continue functioning as a going concern beyond June 30, 2003, we will be required to raise a substantial amount of capital in the future in order to reach profitability and to complete the commercialization of our products. Our ability to fund these future capital requirements will depend on many factors, including the following:

❑	our ability to obtain funding from third parties, including any future collaborative partners;

❑	our progress on research and development programs and pre-clinical and clinical trials;

❑	the time and costs required to gain regulatory approvals;

❑	the costs of manufacturing, marketing and distributing our products, if successfully developed and approved;

❑	the costs of filing, prosecuting and enforcing patents, patent applications, patent claims and trademarks;

❑	the status of competing products; and

❑	the market acceptance and third-party reimbursement of our products, if successfully developed and approved.

Factors That May Affect Future Results

The Company operates in a rapidly changing environment that involves a number of risks, some of which are beyond our control. The following discussion highlights some of the risks, which may affect future operating results.

Given our history of losses and current cash position, our independent accountants have expressed substantial doubt about our ability to continue as a going concern in their report on our audited financial statements, which may have an adverse impact on our ability to raise necessary additional capital and on our stock price.

From an historical accounting perspective, we have generated limited revenues and have had operating losses since our inception, and do not expect to generate revenues in the near future. Our historical accumulated deficit was approximately $16,027,000 as of December 31, 2002. It is possible that we will never generate any additional revenue or generate enough additional revenue to achieve profitability. Even if we obtain profitability, we may not be able to sustain or increase profitability. We expect our operating losses to continue for the foreseeable future as we continue to expend substantial resources to conduct research and development, feasibility and pre-clinical studies, obtain limited regulatory approvals for specific use applications of our SonoPrep® technology, identify and secure collaborative partnerships, and manage and execute our obligations in strategic collaborations. Substantial amounts of capital will be required to complete the development of our SonoPrep® technology and to meet other cash requirements in the future. Based on our current operating plan, we estimate that we will be required to raise additional funds prior to June 30, 2003 through public or private financing, collaborative relationships or other arrangements the source of which is currently unknown. We are actively reviewing measures to decrease our operating expenses and seeking to procure additional financing or investment, or strategic investment, adequate to fund our ongoing operations, and have engaged an investment banking firm to assist us in these efforts. However, raising capital has become increasingly difficult for many companies. We may have to curtail operations including significantly reducing the number of our employees. However, such steps will not eliminate our need for additional funds in the very near term. Any future equity financing, if available, may result in substantial dilution to existing shareholders, and debt financing, if available, may include restrictive covenants or may require us to grant a lender a security interest in our assets. To the extent that we attempt to raise additional funds through third party collaborations and/or licensing arrangements, we may be required to relinquish some rights to our technologies or products currently in various stages of development, or grant licenses on terms that are not favorable to the Company. We may be required to seek a sale or merger of the Company, our business, or our assets on terms not favorable to our shareholders. There can be no assurance that any of these efforts will be successful. If we are unable to raise sufficient additional financing, we may not be able to sustain our operations.

Given these future capital requirements, our auditors have added a “going concern” paragraph to their audit reports. A “going concern” paragraph with an audit opinion means that the auditor has identified certain conditions or events that indicate there is substantial doubt about our ability to continue as a going concern for a period of at least one year from the date of the financial statements. The inclusion of this explanatory paragraph in the report of our auditors may have an adverse impact on our ability to raise necessary additional capital and on our stock price. We cannot assure you that we will be able to continue as a going concern. Even if we successfully raise adequate financing to continue as a going concern beyond June 30, 2003, we will need substantial additional capital to reach product commercialization and profitability. It must be noted by our current and future investors that any failure by the Company to timely procure additional financing or investment adequate to fund the Company’s ongoing operations, including planned product development initiatives and clinical studies, will have material adverse consequences on the Company’s business operations and as a result, on our consolidated financial condition, results of operations and cash flows.

Our failure to comply with Nasdaq’s listing standards would subject our common stock to being delisted from the Nasdaq SmallCap Market, which would severely limit a shareholder’s ability to sell any shares of our common stock.

Our common stock is currently listed for trading on the Nasdaq SmallCap Market. Prior to the Merger, Nasdaq notified the Company that it was in danger of falling out of compliance with the continued listing requirements of the Nasdaq SmallCap Market. On September 6, 2002, Nasdaq notified the Company that it had determined that we satisfied the requirements for continued listing at that time. There is no assurance that we will be able to continue to comply with the continued listing requirements. If we fail to obtain additional financing or investment, as discussed above in Management’s Discussion and Analysis or Plan of Operations, it is likely we will be informed by Nasdaq that we are no longer in compliance with the continued listing requirements. If our common stock is removed from the Nasdaq SmallCap Market, our shareholders’ ability to sell, or obtain quotations of the market value of, shares of our common stock would be severely limited. In addition, the delisting of our common stock from Nasdaq’s SmallCap Market would significantly impair our ability to raise capital in the public markets in the future.

We have a short operating history, which makes it difficult to evaluate the our business.

Because limited publicly available historical financial information is available on our business, it may be difficult to evaluate our business and prospects. Our business and prospects must be considered in light of the substantial risks, expenses, uncertainties and difficulties encountered by entrants into the medical device industry, which is characterized by increasingly intense competition and a high failure rate. To date, the Company has engaged primarily in research and development efforts, prototype development and testing, and pre-clinical and feasibility studies. Our results of operations will depend on, among other things, the following factors:

•	research and development activities and outcomes;

•	results of feasibility and pre-clinical studies;

•	the ability to enter into collaborative agreements;

•	the timing of payments, if any, under future collaborative agreements; and

•	costs related to obtaining, defending and enforcing patents.

The development and commercialization of our potential products, including the SonoPrep® device and the Symphony™ Diabetes Management System, will require the formation of strategic partnerships with third parties, as well as substantial capital expenditures either by the Company or the strategic partner of the Company on research, regulatory compliance, sales and marketing and manufacturing.

Our future success is dependent upon successful collaborations with strategic partners.

Our future success is dependent upon our ability to selectively enter into and maintain collaborative arrangements with leading medical device and pharmaceutical companies. We are not currently a party to any collaborative agreements and may not be able to enter into any collaborative arrangements on acceptable terms, if at all. If we are not able to collaborate with a partner, the business, financial condition and results of operation of the Company could be materially adversely affected.

Even if we were to enter into a collaborative arrangement, there can be no assurance that the financial condition or results of operation of the Company will significantly improve. The risks involved with collaborating with strategic partners include, but are not limited to, the following risks:

•	such collaborative arrangements could terminate upon the expiration of certain notice periods;

•	funding by collaborative partners may be dependent upon the satisfaction of certain goals or “milestones” by certain specified dates, some of which may be outside of our control;

•	collaborative partners may retain a significant degree of discretion regarding the timing of these activities and the amount and quality of financial, personnel and other resources that they devote to these activities;

•	disputes may arise between the Company and any future collaborative partner regarding their respective rights and obligations under the collaborative arrangements, which may be costly; and

•	any future collaborative partner may not be able to satisfy our obligations under its arrangement with the Company or may intentionally or unintentionally breach its obligations under the arrangement.

All of our products are in initial stages of development, and we face risks of failure inherent in developing products based on new technologies.

Our products under development have a high risk of failure because they are in the early stages of development. To date, we have only tested the feasibility of our SonoPrep® technology for various applications, including glucose monitoring, transdermal drug delivery and certain aesthetic applications. Although we have filed a 510(k) application seeking marketing clearance from the FDA for our SonoPrep® device for use in electrophysiology applications, none of the products currently being developed by the Company have received regulatory approval or clearance for commercial sale. Substantial expenditures for additional research and development, including feasibility studies, pre-clinical studies and clinical testing, the establishment of collaborative partnerships and regulatory, manufacturing, sales and marketing activities by collaborative partners will be necessary before commercial production of any of our technologies or their incorporation into products of third parties. Our future prospects are substantially dependent on forming collaborative partnerships, further developing our products and obtaining favorable results from pre-clinical studies and clinical trials and satisfying regulatory standards and approvals required for the market introduction of the SonoPrep® device and Symphony™ Diabetes Management System.

There can be no assurance that the Company or any future strategic partner of the Company will not encounter unforeseen problems in the development of the SonoPrep® technology, or that we or any such strategic partner will be able to successfully address the problems that do arise. In addition, there can be no assurance that any of our potential products will be successfully developed, proven safe and efficacious in clinical trials, meet applicable regulatory standards, be capable of being produced in commercial quantities at acceptable costs, be eligible for third-party reimbursement from governmental or private insurers, be successfully marketed or achieve market acceptance. If any of our development programs are not successfully completed, required regulatory approvals or clearances are not obtained, or potential products for which approvals or clearances are obtained are not commercially successful, our business, financial condition and results of operations would be materially adversely affected.

Failure to obtain necessary regulatory approvals will prevent the Company or our collaborators from commercializing our products under development.

The design, manufacturing, labeling, distribution and marketing of our potential products will be subject to extensive and rigorous government regulation in the United States and certain other countries. The process of obtaining and maintaining required regulatory clearance and approvals in the United States is lengthy, expensive and uncertain. In order for us to market our potential products in the United States, we must obtain clearance by means of a 510(k) pre-market notification, or approval by means of a pre-market approval (“PMA”) application, from the United States Food and Drug Administration (“FDA”). In November 2002, we filed a 510(k) application seeking marketing clearance from the FDA for our SonoPrep® device for use in electrophysiology applications. In order to obtain marketing clearance for our Symphony™ Diabetes Management System, we will be required to file a PMA application that demonstrates the safety and effectiveness of the product. The PMA process is more rigorous and lengthier than the 510(k) clearance process and can take several years from initial filing and require the submission of extensive supporting data and clinical information.

Even if we receive 510(k) clearance or PMA approval, there can be no assurance that the FDA will not impose strict labeling or other requirements as a condition of our clearance or approval, any of which could limit our ability to market our products under development. Further, if we wish to modify a product after FDA clearance or approval, including changes in indications or other modifications that could affect safety and efficacy, additional clearances or approvals could be required from the FDA. Any request by the FDA for additional data or any requirement by the FDA that we conduct additional clinical studies could significantly delay the commercialization of our products and require us to make substantial additional research, development and other expenditures by the Company. Similarly, any labeling or other conditions or restrictions imposed by the FDA on the marketing of our potential products could hinder our ability to effectively market these products.

A substantial portion of the intellectual property used by the Company is owned by the Massachusetts Institute of Technology.

We have an exclusive world-wide license to use and sell certain technology owned by the Massachusetts Institute of Technology (MIT) related to our ultrasound-mediated skin permeation technology. This license, which includes eight issued patents in the United States, three issued foreign patents, one pending U.S. patent and three pending foreign patent applications, comprises a substantial portion of our patent portfolio relating to our technology.

While, under the license agreement, we have the right to advise and cooperate with MIT in the prosecution and maintenance of the foregoing patents, we do not control the prosecution of such patents or the strategy for determining when such licensed patents should be enforced. Instead, the Company relies upon MIT to determine the appropriate strategy for prosecuting and enforcing these patents. If MIT does not adequately protect or enforce our patent rights, our ability to manufacture and market our products, currently in various stages of development, would be adversely affected.

We will need to obtain and protect the proprietary information on which our SonoPrep® technology relies.

We have an exclusive license from MIT on eight issued patents in the United States, three issued foreign patents, one pending U.S. patent and three pending foreign patent applications, and as of March 19, 2003, we owned three issued patents and five pending patent applications in the United States and sixteen PCT pending foreign applications. We can provide no assurance that patents will be issued from the patent applications, or, if issued, that they will be issued in a form that will be advantageous to the Company.

There can be no assurance that one or more of the patents owned or licensed by the Company will not be successfully challenged, invalidated or circumvented or that we will otherwise be able to rely on such patents for any reason. If any of our patents or any patents licensed from MIT are successfully challenged or our right or ability to manufacture our future products (if successfully developed and commercialized) were to be limited, our ability to manufacture and market these products could be adversely affected, which would have a material adverse effect upon our business, financial condition and results of operations.

In addition to patent protection, we rely on a combination of copyright, trade secret and trademark laws, and nondisclosure, confidentiality agreements and other contractual restrictions to protect our proprietary technology. However, these legal means afford only limited protection and may not adequately protect the rights or competitive advantage of the Company. We may not be able to prevent the unauthorized disclosure or use of our technical knowledge or other trade secrets by our employees. Nondisclosure and confidentiality agreements with third parties may be breached, and there is no assurance that we would have adequate remedies for any such breach.

If we fail to protect our intellectual property rights, our competitors may take advantage of our ideas and compete directly against the Company. There can be no assurance that competitors, many of whom have substantial resources and have made substantial investments in competing technologies, will not seek to apply for and obtain patents that limit our ability to make, use and sell our potential products either in the United States or in foreign markets. Furthermore, if our intellectual property is not adequately protected, our competitors may be able to use our intellectual property to enhance their products and compete more directly with the Company, which could prevent us from entering our products into the market or result in a decrease in our eventual market share.

The price of our stock may be volatile and trading in the stock is likely to be limited.

Our common stock reached a high of $5.70 per share and traded as low as $1.30 per share between June 20, 2002 (the date of the Merger) and March 19, 2003. Since our initial listing on the NASDAQ SmallCap Market in 1998, the volume of trading in our common stock has been limited and fluctuations in price have been volatile. The trading price of our common stock is expected to continue to fluctuate in the future as a result of a number of factors, many of which are outside our control, including:

•	our performance and prospects;

•	the depth and liquidity of the market for our common stock;

•	investor perception of us and the industry in which we operate;

•	general financial and other market conditions; and

•	domestic and international economic conditions.

In addition, public stock markets have experienced, and are currently experiencing, extreme price and trading volume volatility, particularly in the technology and life sciences sectors of the market. This volatility has significantly affected the market prices of securities of many technology companies for reasons frequently unrelated to or disproportionately impacted by the operating performance of these companies. These broad market fluctuations may adversely affect the market price of our common stock. Historically, following periods of volatility in the market or the price of a particular company’s securities, securities class action litigation has often been brought against that company. Potential securities class action litigation brought against the Company could result in substantial costs and a diversion of our management’s attention and resources.

Shares eligible for future sale by our current shareholders may adversely affect our stock price.

To date, we have had a very limited trading volume in our common stock. As long as this condition continues, the sale of a significant number of shares of common stock at any particular time could be difficult to achieve at the market prices prevailing immediately before such shares are offered. In addition, sales of substantial amounts of common stock, including shares issued upon the exercise of outstanding options and warrants, under Securities and Exchange Commission Rule 144 or otherwise could adversely affect the prevailing market price of our common stock and could impair our ability to raise capital at that time through the sale of our securities.

We have limited manufacturing experience, which could limit our growth.

To successfully commercialize our SonoPrep® device and Symphony™ Diabetes Management System, we will have to manufacture or engage others to manufacture the particular device in compliance with regulatory requirements. We have limited manufacturing experience that would enable us to make products in the volumes that would be necessary for us to achieve significant commercial sales, and there can be no assurance that we will be able to establish and maintain reliable, efficient, full scale manufacturing at commercially reasonable costs, in a timely fashion. Difficulties the Company encounters in manufacturing scale-up, or our failure to implement and subsequently maintain our manufacturing facilities in accordance with good manufacturing practice regulations, international quality standards or other regulatory requirements, could result in a delay or termination of production. Companies, and especially small companies in the medical device field, often encounter these types of difficulties in scaling up production, including problems involving production yield, quality control and assurance, and shortages of qualified personnel.

We may be subject to litigation or other proceedings relating to our patent rights.

The medical device industry has experienced extensive litigation regarding patents and other intellectual property rights. In addition, the United States Patent and Trademark Office may institute litigation or interference proceedings against the Company. The defense and prosecution of intellectual property proceedings are both costly and time consuming.

Litigation may be necessary to enforce patents issued to the Company, to protect trade secrets or know how owned by or licensed to the Company or to determine the enforceability, scope and validity of the proprietary rights of others. Any litigation or interference proceedings involving the Company may require us to incur substantial legal and other fees and expenses. Such proceedings would also be time consuming and can be a significant distraction for employees and management, resulting in slower product development and delays in commercialization. In addition, an adverse determination in litigation or interference proceedings could subject us to significant liabilities to third parties, require us to obtain licenses from third parties or prevent us from selling our products, once developed, in certain markets, or at all, which would have a material adverse effect on our business, financial condition and results of operations.

Our potential markets are highly competitive and most participants are larger, better capitalized, and more experienced than the Company.

The industries in which our potential products may eventually be marketed are intensely competitive, subject to rapid change and significantly affected by new product introductions. Our Symphony™ Diabetes Management System will compete directly with glucose monitoring products manufactured by Roche Diagnostics, LifeScan, Inc., a division of Johnson & Johnson, Bayer Corporation, MediSense, a division of Abbott Laboratories, Cygnus, Inc., SpectRx and TheraSense, Inc. Our SonoPrep® device will also compete with numerous companies developing drug delivery products such as Nektar Therapeutic Systems, Inc., Alkermes, Inc., Bioject, Inc., PowderJect Pharmaceuticals PLC, Antares Pharma, Inc., Becton Dickinson & Co., Aerogen, Inc. ALZA Corporation, a division of Johnson and Johnson, Norwood Abbey Limited and 3M Company.

These companies are already producing and marketing glucose monitoring or drug delivery products, are either publicly traded or a division of a publicly traded company, and enjoy several competitive advantages over the Company. In addition, several of our competitors have products in various stages of development and commercialization similar to our SonoPrep® device and Symphony™ Diabetes Management System. At any time, these companies and others may develop products that compete directly with our proposed product concepts. In addition, many of our competitors have resources allowing them to spend significantly greater funds for the research, development, promotion and sale of new or existing products, thereby allowing them to respond more quickly to new or emerging technologies and changes in customer requirements. For all of the foregoing reasons, we may not be able to compete successfully against our current and future competitors. If any of our competitors succeeds in developing a commercially viable product and obtaining government approval, the business, financial condition and results of operations of the Company would be materially adversely affected.

We operate in an industry with significant product liability risk.

Our business will expose us to potential product liability claims that are inherent in the testing, production, marketing and sale of human diagnostic and ultrasonic transdermal drug delivery products. While we intend to take steps to insure against these risks, there can be no assurance that we will be able to obtain insurance in amounts or scope sufficient to provide us with adequate coverage against all potential liabilities. Our current product liability insurance provides for coverage in the amount of $2,000,000 and upon successful development and commercialization of our products, we intend to obtain product liability insurance in the amount of $5,000,000. A product liability claim in excess of our product liability insurance would have to be paid out of our cash reserves, if any, and would harm our reputation in the industry and adversely affect our ability to raise additional capital.

Arthur Andersen LLP, SMI’s former auditors, did not consent to the inclusion of their audit report with respect to our historical audited financial statements.

Prior to August 14, 2002, Arthur Andersen LLP (“Arthur Andersen”) served as our independent auditors. On March 14, 2002, Arthur Andersen was indicted on federal obstruction of justice charges arising from the government’s investigation of Enron Corporation and on June 15, 2002, Arthur Andersen was found guilty. Arthur Andersen informed the SEC that it would cease practicing before the SEC by August 31, 2002, unless the SEC determined that another date was appropriate. On August 14, 2002, we dismissed Arthur Andersen and retained Wolf & Company, P.C., as our independent auditors for our current fiscal year ended December 31, 2002. SEC rules require us to present historical audited financial statements in various SEC filings, such as registration statements, along with Arthur Andersen’s consent to our inclusion of Arthur Andersen’s audit report in those filings. Since our former engagement partner and audit manager have left Arthur Andersen and in light of the announced cessation of Arthur Andersen’s SEC practice, we will not be able to obtain the consent of Arthur Andersen to the inclusion of Arthur Andersen’s audit report in our relevant current and future filings. The SEC recently has provided regulatory relief designed to allow companies that file reports with the SEC to dispense with the requirement to file a consent of Arthur Andersen in certain circumstances, but purchasers of securities sold under our registration statements, which were not filed with the consent of Arthur Andersen to the inclusion of Arthur Andersen’s audit report will not be able to sue Arthur Andersen pursuant to Section 11(a)(4)

of the Securities Act of 1933, as amended, and therefore the purchasers’ right of recovery under that section may be limited as a result of the lack of our ability to obtain Arthur Andersen’s consent.

Our Management has significant influence over the control the Company.

Our officers and directors beneficially own approximately 51.7% of the outstanding shares of our common stock. Accordingly, our officers and directors will have significant influence over the outcome of any corporate transaction or other matters submitted to the shareholders for approval, including mergers, consolidations and the sale of all or substantially all of our assets, and also could prevent or cause a change in control. Third parties may be discouraged from making a tender offer or bid to acquire us because of this concentration of ownership.

If we are unable to retain or hire additional key personnel, we may not be able to sustain or grow our business.

Our future success will depend upon our ability to successfully attract and retain key scientists, engineers and other highly skilled personnel. With the exception of Dr. Thomas W. Davison, our President and Chief Executive Officer, and Sean Moran, our Chief Financial Officer, our employees are at-will and not subject to employment contracts and may terminate their employment with the Company at any time. In addition, our current management team is understaffed and has very limited experience managing a public company subject to the Securities and Exchange Commission’s periodic reporting obligations. Hiring qualified management and technical personnel will be difficult due to the limited number of qualified professionals in the work force in general and the intense competition for these types of employees in the medical device industry, in particular. We have in the past experienced difficulty in recruiting qualified personnel and there can be no assurance that we will be successful in attracting and retaining additional members of management if the business begins to grow. Failure to attract and retain personnel, particularly management and technical personnel would materially harm our business, financial condition and results of operations.

ITEM 7.     FINANCIAL STATEMENTS

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Sontra Medical Corporation Consolidated Financial Statements	Page No.

Independent Auditors’ Reports	22

Consolidated Balance Sheets as of December 31, 2002 and 2001	24

Consolidated Statements of Loss for the years ended December 31, 2002 and 2001, and for the cumulative period from inception (January 29, 1996) to December 31, 2002	25

Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit) for the cumulative period from inception (January 29, 1996) to December 31, 2002	26

Consolidated Statements of Cash Flows for the years ended December 31, 2002 and 2001, and for the cumulative period from inception (January 29, 1996) to December 31, 2002	27

Notes to Consolidated Financial Statements	28

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors of

Sontra Medical Corporation

Franklin, MA

We have audited the accompanying consolidated balance sheet of Sontra Medical Corporation and Subsidiary as of December 31, 2002, and the related consolidated statements of loss, convertible preferred stock and stockholders’ equity and cash flows for the year then ended and for the cumulative period from inception (January 29, 1996) to December 31, 2002, except that we did not audit these financial statements for the period from inception (January 29, 1996) to December 31, 2001 which were audited by other auditors, who have ceased operations, whose report dated February 4, 2002 (except for the matters discussed in Note 11, as to which the date is February 27, 2002) on those financial statements included an explanatory paragraph that expressed substantial doubt about the Company’s ability to continue as a going concern. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the 2002 consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Sontra Medical Corporation and Subsidiary as of December 31, 2002, and the results of its consolidated operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has suffered recurring losses, has no revenue and has an accumulated deficit. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ WOLF & COMPANY, P.C.

Boston, Massachusetts

January 31, 2003

THE FOLLOWING REPORT OF ARTHUR ANDERSEN LLP (ANDERSEN) IS A COPY OF THE REPORT PREVIOUSLY ISSUED BY ANDERSEN ON FEBRUARY 4, 2002 (EXCEPT FOR THE MATTERS DISCUSSED IN NOTE 11, AS TO WHICH THE DATE WAS FEBRUARY 27, 2002). THE REPORT OF ANDERSEN IS INCLUDED IN THIS ANNUAL REPORT ON FORM 10-KSB PURSUANT TO RULE 2- 02(E) OF REGULATION S-X. ANDERSEN HAS NOT CONSENTED TO THE INCLUSION OF ITS REPORT IN THIS ANNUAL REPORT ON FORM 10-KSB. BECAUSE ANDERSEN HAS NOT CONSENTED TO THE INCLUSION OF ITS REPORT IN THIS ANNUAL REPORT, IT MAY BE DIFFICULT TO SEEK REMEDIES AGAINST ANDERSEN AND THE ABILITY TO SEEK RELIEF AGAINST ANDERSEN MAY BE IMPAIRED.

To the Board of Directors of

Sontra Medical, Inc.:

We have audited the accompanying balance sheets of Sontra Medical, Inc. (a Delaware corporation in the development stage) as of December 31, 2000 and 2001 and the related statements of operations, convertible preferred stock and stockholders’ deficit and cash flows for each of the three years in the period ended December 31, 2001 and for the cumulative period from inception (January 29, 1996) to December 31, 2001. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sontra Medical, Inc. as of December 31, 2000 and 2001 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2001 and for the cumulative period from inception (January 29, 1996) to December 31, 2001, in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company is a development-stage enterprise and has suffered recurring losses from operations for the period from inception (January 26, 1996) to December 31, 2001 and will need to obtain additional funding or alternative means of financial support or both, prior to December 31, 2002 in order to continue as a going concern. These factors raise substantial doubt concerning the Company’s ability to continue as a going concern. Management’s plans in regards to these matters are also described in Note 1. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/S/    ARTHUR ANDERSEN LLP

Boston, Massachusetts

February 4, 2002 (except for the matters

discussed in Note 11, as to which the date is

February 27, 2002)

SONTRA MEDICAL CORPORATION

(A Development Stage Company)

CONSOLIDATED BALANCE SHEETS

	As of December 31,
	2002	2001
Assets:
Current Assets:
Cash and cash equivalents	$2,231,104	$381,067
Prepaid expenses and other current assets	138,454	52,054

Total current assets	2,369,558	433,121

Property and Equipment, at cost
Computer Equipment	154,479	87,663
Office and laboratory equipment	383,807	394,698
Furniture and fixtures	14,071	9,139
Leasehold improvements	287,035	287,035

	839,392	778,533
Less—accumulated depreciation and amortization	(644,055)	(507,616)

Net property and equipment	195,337	270,917
Restricted cash	100,000	10,500
Other assets	31,675	31,675

Total assets	$2,696,570	$746,213

Liabilities, Convertible Preferred Stock and Stockholders’ Equity (Deficit)
Current Liabilities:
Accounts payable	$169,368	$164,599
Accrued expenses	554,217	208,181

Total current liabilities	723,585	372,780

Commitments Series A Convertible Preferred Stock, $0.01 par value Authorized—1,938,075 shares; issued and outstanding—no shares at December 31, 2002 and 1,938,075 shares at December 31, 2001 (liquidation preference of $7,000,000 at December 31, 2001)	—	7,000,000

Series B Redeemable Convertible Preferred Stock, $0.01 par value Authorized—3,994,514 shares; issued and outstanding—no shares at December 31, 2002 and 1,263,481 shares at December 31, 2001, at redemption value (liquidation preference of $3,420,789 at December 31, 2001)	—	3,420,789

Stockholders’ Equity (Deficit):
Common stock, $0.01 par value, Authorized—20,000,000 shares; issued and outstanding—9,355,880 shares at December 31, 2002 and 2,612,819 at December 31, 2001	93,559	26,128
Additional paid-in-capital	19,473,410	1,330,425
Deferred stock-based compensation	(2,033,765)	—
Subscriptions receivable	(17,294)	(17,294)
Deficit accumulated during the development stage	(15,542,925)	(11,386,615)

Total stockholders’ equity (deficit)	1,972,985	(10,047,356)

Total liabilities, convertible preferred stock and stockholders’ equity (deficit)	$2,696,570	$746,213

The accompanying notes are an integral part of these consolidated financial statements.

SONTRA MEDICAL CORPORATION

(A Development Stage Company)

Consolidated Statements of Loss

	For the Year Ended December 31,		Cumulative period from inception (January 29, 1996) to December 31, 2002
	2002	2001
Revenue	$—	$—	$2,895,927

Operating Expenses:
Research and development	1,984,802	2,107,146	9,183,518
General and administrative	2,205,732	1,397,947	7,905,637

Total operating expenses	4,190,534	3,505,093	17,089,155

Loss from operations	(4,190,534)	(3,505,093)	(14,193,228)
Interest income	34,224	18,079	520,669
Interest expense	—	(1,238,372)	(1,298,135)

Net loss	(4,156,310)	(4,725,386)	(14,970,694)
Accretion of Dividend on Series B Redeemable Convertible Preferred Stock	(148,101)	(210,501)	(483,906)

Net loss applicable to common shareholders	$(4,304,411)	$(4,935,887)	$(15,454,600)

Net loss per common, basic and diluted	$(0.70)	$(2.12)

Basic and diluted weighted average common share outstanding	6,163,432	2,323,769

The accompanying notes are an integral part of these consolidated financial statements.

SONTRA MEDICAL CORPORATION

(A Development Stage Company)

Consolidated Statements of Convertible Preferred Stock and Stockholder’s Equity (Deficit)

For the Cumulative Period from Inception (January 29, 1996) to December 31, 2002

	Series A Convertible Preferred Stock		Series B Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Unearned Deferred Compensation	Subscription Receivable	Accumulated (Deficit)	Total Stockholders’ Equity (Deficit)
	Number of Shares	Carrying Value	Number of Shares	Carrying Value	Number of Shares	Carrying Value
Initial issuance of common stock	—	$—	—	$—	294,816	$2,948	$5,902	$—	$—	$—	$8,850
Sale of common stock	—	—	—	—	283,284	2,833	5,671		(500)	—	8,004
Distribution to shareholders	—	—	—	—	—	—	—		—	(572,231)	(572,231)
Net income	—	—	—	—	—	—	—		—	853,180	853,180

Balance December 31, 1996	—	—	—	—	578,100	5,781	11,573		(500)	280,949	297,803
Payment of subscription receivable	—	—	—	—	—	—	—		500	—	500
Net Loss	—	—	—	—	—	—	—		—	254,906	(254,906)

Balance December 31, 1997	—	—	—	—	578,100	5,781	11,573		—	26,043	43,397
Sale of Common Stock	—	—	—	—	770,800	7,708	392,292		(76,278)	—	323,722
Issuance of Common Stock for patent license	—	—	—	—	107,642	1,076	54,784		—	—	55,860
Conversion of promissory note to Series A convertible preferred stock	138,434	500,000	—	—	—	—	—		—	—	—
Issuance of Series A convertible preferred stock, net of issuance costs of $125,304	1,799,641	6,500,000	—	—	—	—	(125,304)		—		(125,304)
Net loss	—	—	—	—	—	—	—		—	(1,350,959)	(1,350,959)

Balance December 31, 1998	1,938,075	7,000,000			1,456,542	14,565	333,345		(76,278)	(1,324,916)	(1,053,284)
Net loss	—	—	—	—	—	—	—		—	(2,424,399)	(4,424,399)

Balance December 31, 1999	1,938,075	7,000,000	—	—	1,456,542	14,565	333,345		(76,278)	(3,749,315)	(3,477,683)
Forgiveness of subscription receivable	—	—	—	—	—	—	—		58,984	—	58,984
Exercise of common stock options	—	—	—	—	77	1	39		—	—	40
Net loss	—	—	—	—	—	—	—		—	(2,911,914)	(2,911,914)

Balance December 31, 2000	1,938,075	7,000,000			1,456,619	14,566	333,384		(17,294)	(6,661,229)	(6,330,573)
Stock based compensation expense related to modification of common stock option	—	—	—	—	—	—	19,104		—	—	19,104
Issuance of common stock in connection with conversion of convertible promissory notes	—	—	—	—	1,156,200	11,562	588,438		—	—	600,000
Beneficial conversion feature on convertible promissory notes	—	—	—	—	—	—	600,000		—	—	600,000
Conversion of promissory note to Series B redeemable preferred stock	—	—	459,448	1,200,000	—	—	—		—	—	—
Issuance of Series B redeemable convertible preferred stock, net of issuance costs of $89,712	—	—	804,033	2,100,000	—	—	(89,712)		—		(89,712)
Accretion of dividends of Series B redeemable convertible preferred stock	—	—	—	120,789	—	—	(120,789)		—		(120,789)
Net loss	—	—	—	—	—	—	—		—	(4,725,386)	(4,725,386)

Balance December 31, 2001	1,938,075	7,000,000	1,263,481	3,420,789	2,612,819	26,128	1,330,425		(17,294)	(11,386,615)	(10,047,356)
Issuance of Series B redeemable convertible preferred stock, net of issuance costs of $19,892	—	—	382,873	999,999	—	—	(19,892)		—		(19,892)
Accretion of Series B preferred dividends				128,209			(128,209)				(128,209)
Conversion of Series A and B preferred stock into common stock	(1,938,075)	(7,000,000)	(1,646,354)	(4,548,997)	3,584,429	35,844	11,513,153		—		11,548,997
Common stock issued for cash in conjunction with Choicetel merger					3,035,781	30,358	4,085,656		—	—	4,116,014
Exercise of common stock options					117,062	1,171	123,133				123,304
Common stock issued to 401(k) plan					5,789	58	14,196				14,254
Intrinsic value of options granted and repriced							2,350,749	(2,050,749)			300,000
Fair value of stock options granted							204,199	(204,199)
Amortization of deferred compensation								221,183			221,183
Net loss										(4,156,310)	(4,156,310)

Balance December 31, 2002	—	$—	—	$—	9,355,880	$93,559	$19,473,410	$(2,033,765)	$(17,294)	$(15,542,925)	$1,972,985

The accompanying notes are an integral part of these consolidated financial statements.

SONTRA MEDICAL CORPORATION .

(A Development Stage Company)

Consolidated Statements of Cash Flow

	Years Ended December 31,		Cumulative period from inception (January 29, 1996) to December 31, 2002
	2002	2001
Cash Flows From Operating Activities:
Net Loss	$(4,156,310)	$(4,725,386)	$(14,970,694)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	147,461	153,249	693,323
Stock based compensation	521,183	19,104	655,131
Stock issued to 401 (k) plan	14,254	—	14,254
Amortization of discount on convertible promissory notes	—	1,200,000	1,200,000
Changes in assets and liabilities:
Prepaid assets and other current assets	(86,400)	98,468	(138,454)
Accounts payable	4,769	96,011	169,369
Accrued expenses	132,061	98,000	340,242

Net cash used for operating activities	(3,422,982)	(3,060,554)	(12,036,829)

Cash Flows from Investing Activities:
Purchase of property and equipment	(80,309)	(5,237)	(915,969)
Sale of fixed assets	8,428	—	36,158
(Increase) decrease in restricted cash	(89,500)	(10,500)	(100,000)
(Increase) decrease in other long-term assets	—	3,000	(31,675)

Net cash use in investing activities	(161,381)	(12,737)	(1,011,486)

Cash Flows From Financing Activities:
Proceeds from equipment loan	—	—	491,032
Repayment of equipment loan	—	(289,733)	(491,032)
Net proceeds from the sale of common stock	—	—	331,726
Cash received from ChoiceTel merger	4,329,989	—	4,329,989
Net proceeds from the sale of preferred stock	980,107	2,010,288	9,365,091
Proceeds from issuance of Series B stock	—	1,200,000	1,700,000
Proceeds from stock option exercise	124,304	—	124,344
Distribution to shareholders	—	—	(572,231)
Payment of subscription receivable	—	—	500

Net cash by financing activities	5,434,400	2,920,555	15,279,419
Net Increase (Decrease) in Cash and Cash Equivalents	1,850,037	(152,736)	2,231,104
Cash and Cash Equivalents, beginning of period	381,067	533,803	—

Cash and Cash Equivalents, end of period	$2,231,104	$381,067	$2,231,104

Supplemental Disclosure of Non Cash Financing Transactions:
Conversion of note in Series A pfd stock	$—	$—	$500,000

Conversion of note in Series B pfd stock	$—	$1,200,000	$1,200,000

Accretion of dividend on Series B pfd stock	$148,101	$120,789	$268,890

Issuance of common stock in connection with the convertible promissory notes	$—	$600,00	$600,000

Beneficial conversion feature on convertible promissory notes	$—	$600,000	$600,000

Conversion of Series A and B Preferred Stock into common stock	$11,548,997	$—	$11,548,997

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$—	$38,372	$153,371

The accompanying notes are an integral part of these consolidated financial statements.

SONTRA MEDICAL CORPORATION

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)  ORGANIZATION AND BASIS OF PRESENTATION

On June 20, 2002, the Company (previously operating under the name ChoiceTel Communications, Inc. (“ChoiceTel”)) consummated the Merger with Sontra Medical, Inc. (“SMI”), pursuant to which SMI merged with and into a wholly-owned subsidiary of the Company (the “Merger”). Subsequent to the consummation of the Merger, the Company changed its name to Sontra Medical Corporation and began operating in SMI’s line of business. For accounting purposes, the Merger was treated as a capital transaction and a recapitalization, whereby the historical financial statements of SMI became the historical financial statements of the Company. The accounting treatment for the recapitalization is similar to that resulting from a business combination, except that goodwill and other intangible assets were not recorded. Because the financial statements of the Company presented above only reflect the historical results of SMI prior to the Merger on June 20, 2002, and of the combined company following the Merger, they do not include the historical financial results of ChoiceTel prior to the consummation of the Merger. Accordingly, the financial statements may not be indicative of future results of operations or the historical results that would have resulted if the Merger has occurred at the beginning of a historical financial period.

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, SMI. All significant inter-company balances and transactions have been eliminated in consolidation. These consolidated financial statements should be read in conjunction with the financial statements and related footnotes of SMI for the fiscal year ended December 31, 2001, which are included in the Company’s Registration Statement on Form S-4 (Registration No 333-86814) as filed with the Securities and Exchange Commission (the “SEC”) on May 16, 2002.

The Company was incorporated in the State of Minnesota on October 6, 1989, under the name Intelliphone, Inc. The Company subsequently changed its name to ChoiceTel Communications, Inc. on April 18, 1997. On June 20, 2002, pursuant to the Merger with SMI, SMI became a wholly owned subsidiary of the Company and the Company changed its name to Sontra Medical Corporation. SMI was incorporated in the State of Delaware on March 31, 1998, under the name Newcorp Medical, Inc. On June 5, 1998, Newcorp Medical, Inc. merged with Sontra Medical, L.P., with Newcorp Medical, Inc. becoming the surviving entity. Newcorp Medical, Inc. subsequently changed its name to Sontra Medical, Inc. on June 13, 1998. The merger of Newcorp Medical, Inc. and Sontra Medical L.P. was a merger of entities under common control similar to a pooling of interests and has been retroactively reflected in the accompanying financial statements. Accordingly, from an historical accounting perspective, the period from inception for the Company begins on January 29, 1996, upon the inception of Sontra Medical, L.P.

The Company is a development stage medical device company engaged in the development of transdermal diagnostic and drug delivery products based on its SonoPrep® ultrasonic skin permeation technology.

On an historical accounting basis, since its inception, the Company has devoted substantially all of its efforts toward product research and development, raising capital and marketing products under development. The Company incurred significant losses from operations since its historical inception and has primarily funded these losses through equity issuances and convertible promissory notes. The Company only has sufficient cash on hand at December 31, 2002 to fund its operations until June 30, 2003. The Company is actively seeking to procure additional financing or investment, or strategic investment, adequate to fund its ongoing operations, and has engaged an investment banking firm to assist it in these efforts. The Company’s management is also reviewing certain cost-cutting initiatives intended to prospectively reduce operating expenses and related cash needs. However, such initiatives will not alone be sufficient without immediate additional financing. If the Company is not able to raise substantial additional capital, via a private financing or investment, strategic partnership or otherwise, it will not have sufficient capital to fund its operations beyond June 30, 2003 and to continue to

SONTRA MEDICAL CORPORATION

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

function as a going concern. Any failure by the Company to timely procure additional financing or investment adequate to fund the Company’s ongoing operations, including planned product development initiatives and clinical studies, will have material adverse consequences on the Company’s business operations, and as a result, on its consolidated financial condition, results of operations and cash flows. The uncertainty related to obtaining additional financing or investment raises substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

(2)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying financial statements reflect the application of certain accounting policies as described in this note and elsewhere in the accompanying financial statements

(a)  Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant changes in the near term relate to the recoverability of long-lived assets, intellectual property and the realizability of deferred tax assets.

(b)  Cash and Cash Equivalents

The Company considers all highly liquid investments with maturities of ninety days or less to be cash equivalents. Cash equivalents consist primarily of commercial paper and money market funds as of December 31, 2002 and December 31, 2001.

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

(d)  Long-Lived Assets

In accordance with the Statement of Financial Accounting Standards (SFAS) No. 144, Accounting for the Impairment and Disposal of Long-Lived Assets, the Company continually evaluates whether events or circumstances have occurred that indicate that the carrying value of these assets may be impaired. The Company believes there has been no significant impairment of its long-lived assets as of each of the balance sheet dates presented.

SONTRA MEDICAL CORPORATION

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(e)  Merger Ratio

On June 20, 2002, in connection with the Merger Agreement with SMI, SMI’s stockholders approved a merger ratio in which 0.1927 shares of the Company’s common stock were issued for each share of SMI’s common stock. All common stock information presented herein has been retroactively adjusted to reflect the .1927 merger ratio (See Note 3).

(f)  Stock-Based Compensation

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation— Transition and Disclosure, an Amendment of FASB Statement No. 123.” This Statement provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends disclosure requirements to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The FASB has prescribed a tabular format and location for the disclosures. The Company has adopted SFAS No. 148 and has included the required disclosures in its consolidated financial statements for the year ended December 31, 2002.

Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation” encourages all entities to adopt a fair value based method of accounting for employee stock compensation plans, whereby compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period. However, it also allows an entity to continue to measure compensation cost for those plans using the intrinsic value based method of accounting prescribed by APB Opinion No. 25, “Accounting for Stock Issued to Employees,” whereby compensation cost is the excess, if any, of the quoted market price of the stock at the grant date (or other measurement date) over the amount an employee must pay to acquire the stock. Stock options issued under the Company’s stock option plans generally have no intrinsic value at the grant date, and under Opinion No. 25 no compensation cost is recognized for them. The Company does not plan to adopt the fair value accounting model for stock-based employee compensation under SFAS No. 123.

The Company applies Opinion No. 25 and related interpretations in accounting for stock options issued to employees, consultants and directors as more fully described in Notes 10 and 11. Had compensation cost for the Company’s stock options issued to employees and directors been determined based on the fair value at the grant dates consistent with SFAS No. 123, the Company’s net loss and net loss per share would have been adjusted to the pro forma amounts indicated below:

	Years Ended December 31,
	2002	2001
Net loss—as reported	$(4,156,310)	$(4,725,386)
Add stock-based employee compensation under APB No. 25	196,874	19,104
Deduct stock-based employee compensation under SFAS No. 123	(1,112,216)	(25,068)

Pro forma net loss	$(5,071,652)	$(4,731,350)

Basic net loss per share—as reported	$(0.70)	$(2.12)

Basic net loss per share—pro forma	$(0.85)	$(2.13)

SONTRA MEDICAL CORPORATION

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(g)  Concentration of Credit Risk

SFAS No. 105, Disclosure of Information about Financial Instruments with Off-Balance-Sheet Risk and Financial Instruments with Concentrations of Credit Risk, requires disclosure of any significant off-balance-sheet risks and credit risk concentrations. The Company has no significant off-balance-sheet risk. Financial instruments, which subject the Company to credit risk, principally consist of cash and cash equivalents. The Company mitigates its risk by maintaining the majority of its cash and equivalents with high-quality financial institutions.

(h)  Financial Instruments

SFAS No. 107, Disclosures about Fair Value of Financial Instruments, requires disclosure about fair value of financial instruments. The estimated fair market value of the Company’s financial instruments, which include cash and cash equivalents, restricted cash and accounts payable, approximates their carrying value due to the short-term nature of these instruments.

(i)  Comprehensive Loss

SFAS No. 130, Reporting Comprehensive Income, requires disclosure of all components of comprehensive income (loss) on an annual and interim basis. Comprehensive income (loss) is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. The Company’s comprehensive loss is equal to net loss for all periods presented.

(j)  Net Loss per Common Share

Basic and diluted net loss per share of the Company’s common stock are presented in conformity with SFAS No. 128, Earnings per Share, for all periods presented. For the periods represented, options, warrants and convertible securities were anti-dilutive and excluded from diluted earnings (loss) per share calculation. Accordingly, basic and diluted net loss per share of common stock has been computed by dividing the net loss applicable to common stockholders in each period by the weighted average number of shares of common stock outstanding during such period.

(k)  Segment Information

SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, established standards for reporting information regarding operating segments and for related disclosures about products and services and geographical areas. Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision maker, or decision making group, in making decisions regarding resource allocation and assessing performance. To date, the Company has viewed its operations and manages its business as principally one operating segment, which is transdermal diagnostics and drug delivery. As of December 31, 2002 and December 31, 2001, all of the Company’s assets are located in the United States.

(l)  Research and Development Expenses

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

SONTRA MEDICAL CORPORATION

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(m) Income Taxes

The Company accounts for federal and state income taxes in accordance with SFAS No. 109, Accounting for Income Taxes. Under SFAS No. 109, deferred tax assets and liabilities are recognized based upon temporary differences between the financial statement and the tax basis of assets and liabilities. Deferred income taxes are based upon prescribed rates and enacted laws applicable to periods in which differences are expected to reverse. SFAS No. 109 requires that a valuation allowance be recorded when it is more likely than not that some portion or all of the deferred tax assets will not be realized. Accordingly, since the Company cannot be assured of realizing the deferred tax asset, a full valuation allownace has been provided.

(n) Reclassifications

Certain amounts have been reclassified to conform to the 2002 presentation.

(o)  Recent Accounting Pronouncements

SFAS No. 142, Goodwill and Other Intangible Assets—SFAS No. 142 requires goodwill to be tested for impairment on an annual basis and under certain circumstances, written down when impaired, and requires purchased intangible assets other than goodwill to be amortized over their useful lives unless these lives are determined to be indefinite. The Company adopted SFAS No. 142 effective January 1, 2002 and determined that there was no material impact on its financial statements.

SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets—SFAS No. 144 establishes a single accounting model for long-lived assets that are impaired or are to be disposed of by sale. SFAS No. 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001, with early implementation encouraged. The Company has adopted SFAS No. 144 and there was no material impact on its financial statements.

SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities—The FASB has issued Statement No. 146, which addresses financial accounting and reporting for costs associated with exit or disposal activities. The Company will apply SFAS No. 146 for all exit activities initiated after December 31, 2002.

SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure—an Amendment of FASB Statement No. 123—This Statement amends FASB Statement No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement 123. The FASB has prescribed a tabular format and location for the disclosures in a company’s footnotes. The Company has adopted SFAS No. 148 as of December 31, 2002 and has included the disclosure requirements in Note 2 above.

(3)  MERGER AGREEMENT WITH SONTRA MEDICAL, INC.

On June 20, 2002, the Company (previously operating under the name ChoiceTel) consummated the Merger with SMI, pursuant to which SMI merged with and into a wholly-owned subsidiary of the Company. Subsequent to the consummation of the Merger, the Company changed its name to Sontra Medical Corporation and began operating in SMI’s line of business. For accounting purposes, the Merger was treated as a capital transaction and a recapitalization, whereby the historical financial statements of SMI became the historical financial statements of the Company. The accounting treatment for the recapitalization is similar to that resulting from a business combination, except that goodwill and other intangible assets were not recorded.

SONTRA MEDICAL CORPORATION

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Pursuant to the recapitalization and in consideration for the $4,596,514 of net assets that SMI received from ChoiceTel on June 20, 2002, the shareholders of ChoiceTel were deemed, for accounting purposes, to have received 3,035,781 shares of SMI’s common stock. SMI incurred $480,500 of merger costs which was reflected as a reduction in paid-in capital. In addition, in connection with the Merger, the preferred stockholders of SMI converted their shares of Series A convertible preferred stock (Series A Preferred Stock) and Series B redeemable convertible preferred stock (Series B Preferred Stock) into common stock of SMI. Thereafter, 32,227,829 shares of SMI’s common stock were exchanged at a ratio of .1927 for 6,210,289 shares of the Company’s common stock. In addition, all outstanding options of SMI were assumed by the Company in connection with the Merger with no modifications other than to reflect the exchange ratio. Upon completion of the Merger, 9,246,084 shares of the Company’s common stock were issued and outstanding, with the former ChoiceTel shareholders owning approximately 32.83% of the Company’s common stock and the former SMI shareholders owning approximately 67.17% of the Company’s outstanding common stock. All of the per share data for periods prior to December 31, 2002 have been retroactively adjusted by the .1927 exchange ratio to reflect the recapitalization. Since the Merger date until December 31, 2002, certain adjustments including an additional litigation liability were made to the net assets of ChoiceTel. These adjustments, which reduced net assets acquired by $198,000, were recorded as a reduction in additional paid in capital.

As noted above, in conjunction with the Merger, all the outstanding shares of SMI’s Series A Preferred Stock and Series B Preferred Stock converted into an equal number of shares of SMI common stock. However, prior to being converted into common stock in connection with the Merger, the Series B Preferred Stock of SMI was recorded at net proceeds and the carrying value was accreted over time such that at the earliest date of possible redemption, the Series B Preferred Stock was carried at its redemption value. The periodic accretion, which was recorded to increase the carrying value, was charged directly to additional paid in capital. For the years ended December 31, 2002 and 2001, $148,101 and $210,501, respectively, was charged to additional paid in capital and related to the accretion on the Series B Preferred Stock through the date of conversion. The carrying value of the Series A Preferred Stock of SMI did not accrete prior to its conversion into common stock.

The Merger was intended to be a tax-free reorganization under Section 368(a)(1)(A) of the Internal Revenue Code of 1986, as amended.

(4)  COMMITMENTS

(a)  Operating lease

At December 31, 2002, the Company leased approximately 7,602 square feet of office and laboratory space in Cambridge, Massachusetts, under a lease agreement that expired on March 24, 2003. On January 24, 2003, the Company entered into a five-year lease agreement for 12,999 square feet of office, laboratory and manufacturing space in a single facility located at 10 Forge Parkway, Franklin, Massachusetts. Future minimum rental payments under the operating leases are approximately as follows:

Amount
For the years ended December 31,
2003	$142,000
2004	142,000
2005	163,000
2006	164,000
2007	172,000
Thereafter	33,000

Total	$816,000

SONTRA MEDICAL CORPORATION

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company subleased office space to RePharma Biomedical, Inc. (“RePharma”), a company founded by James R. McNab Jr., a director and Chairman of the Company’s board, during the years ended December 31, 2002 and 2001. Repharma paid the Company rent totaling approximately $6,000 and $42,000, respectively, during such periods. Effective, February 2002, RePharma no longer sublets this office space.

Rent expense under the Company’s operating lease was approximately $208,000 and $165,000, net of sublease income of approximately $6,000 and $42,000 for the years ended December 31, 2002 and 2001, respectively.

(5)  PATENT LICENSE AGREEMENT

Effective June 30, 1998, SMI entered into a patent license agreement with the Massachusetts Institute of Technology (MIT) that grants SMI an exclusive right and license to certain existing and future MIT patents that relate to ultrasound enhancement of transdermal drug delivery. During 1998, in consideration for the rights, privileges and license granted, SMI issued to MIT 50,711 shares of common stock. The fair value of these shares as determined by SMI’s management and board of directors of $26,316 was charged to research and development upon issuance. The shares issued represented 5% of SMI’s issued and outstanding common stock at the time of the execution of the license agreement with MIT. Under an anti-dilution protection clause contained within the license agreement, SMI was obligated to issue additional shares of common stock to MIT such that MIT’s ownership of outstanding common stock would not fall below 5%, as calculated on a fully diluted basis. This anti-dilution protection clause remained effective until SMI received $2,500,000 in exchange for shares of its capital stock. Pursuant to this clause, SMI issued to MIT an additional 56,931 shares of common stock on September 9, 1998 in connection with SMI’s issuance of shares of its Series A Preferred Stock. The estimated fair value of these shares of $29,544 was charged to research and development expense upon issuance. The anti-dilution protection expired upon the completion of SMI’s Series A Preferred Stock financing. The Company is obligated to pay MIT an annual license maintenance fee of $25,000 under this patent license agreement. This license maintenance fee is payable starting January 1, 1999 and on January 1 of each year thereafter to the end of the term of the patent rights or until the agreement is terminated. In addition, the Company is obligated to pay MIT royalties up to 2% of net sales of products and processes using the licensed patents (the Licensed Products and Licensed Processes) used, leased or sold by the Company and/or its affiliates, as defined. To date, the Company has not sold any products or processes using the licensed patents and therefore has not paid any royalties to MIT.

(6)  EQUIPMENT LOAN

In June 1999, SMI entered into an Equipment Loan Agreement (the “Loan Agreement”), under which it obtained a credit extension of up to $750,000 for equipment purchases. The terms of the Loan Agreement stipulated that each equipment advance outstanding on September 30, 1999 was payable in 36 equal monthly installments of principal, plus accrued interest through September 1, 2002, at which time all remaining amounts due under the Loan Agreement would be immediately due and payable. Interest was to accrue from the date of each advance at a rate equivalent to the bank’s prime rate plus 0.75%. During 1999, SMI was advanced a total of $491,032 under this arrangement. During March, 2001, SMI paid all remaining principal and interest on the loan in the amounts of $289,733 and $1,148, respectively.

(7)  CONVERTIBLE PROMISSORY NOTES

On June 23, 1998, SMI entered into a $500,000 convertible promissory note payable to certain of its stockholders. In accordance with the terms of the convertible note, the outstanding principal balance was converted into 138,434 shares of Series A Preferred Stock on September 9, 1998 at a conversion price of $3.612 per share, at which time the accrued interest of approximately $9,200 was paid in cash.

SONTRA MEDICAL CORPORATION

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

On March 26, 2001, SMI entered into convertible promissory notes with certain of its stockholders. SMI received $1,200,000 in cash in exchange for the convertible promissory notes. In addition, SMI also issued 1,156,200 shares of its common stock to these same stockholders. Under Emerging Issues Task Force (EITF) Issue No. 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios, the issuance of the convertible promissory notes with the common stock created a beneficial conversion feature for the convertible notes payable. The total proceeds of $1,200,000 were allocated based on the relative fair values of the $1,200,000 convertible promissory notes and the 1,156,200 shares of common stock issued, resulting in a beneficial conversion feature valued at $600,000 and creating a discount on the convertible promissory notes in the same amount. The value of the common stock and the amortization of the discount on the convertible promissory notes created by the beneficial conversion feature were recognized as interest expense in the accompanying statement of operations. The convertible promissory notes accrued interest at 8% per year, compounded quarterly, until the date of conversion of the convertible promissory notes on July 17, 2001. Upon conversion, accrued interest of $30,110 was paid in cash. The principal balance of the convertible promissory notes of $1,200,000 converted into 459,448 shares of Series B Preferred Stock at $2.612 per share, in accordance with the terms of the convertible promissory notes.

(8)  CONVERTIBLE PREFERRED STOCK

The Company’s amended and restated certificate of incorporation permits the Company to issue up to 5,000,000 shares of preferred stock, in one or more series, with rights and preferences that may be fixed or designated by the Company’s Board of Directors, without any further action by the Company’s shareholders, in the manner proscribed by the Minnesota Business Corporation Act, Section 302A.401, or any successor provision. As of December 31, 2002, the Company had no shares of preferred stock outstanding.

In conjunction with the Merger (see Note 3) on June 20, 2002, all outstanding shares of SMI’s Series A Preferred Stock and Series B Preferred Stock converted into an equal number of shares of SMI common stock that totaled 3,584,429 shares. Prior to being converted into common stock in connection with the Merger, the Series B Preferred Stock of SMI was recorded at net proceeds and the carrying value was accreted over time such that at the earliest date of possible redemption, the Series B Preferred Stock was carried at its redemption value. The periodic accretion, which was recorded to increase the carrying value, was charged directly to deficit accumulated in the development stage. For the years ended December 31, 2002 and 2001, $148,101 and $210,501, respectively, was charged to additional paid in capital and related to the accretion on the Series B Preferred Stock through the date of conversion. The carrying value of the Series A Preferred Stock of SMI did not accrete prior to its conversion into common stock.

As of December 31, 2001, SMI had authorized the issuance of up to 5,932,589 shares of preferred stock, $0.01 par value. The authorized shares were designated as follows: 1,938,075 shares of Series A Preferred Stock and 3,994,514 shares of Series B Preferred Stock (collectively, Preferred Stock). The Series B Preferred Stock was recorded at its net sales price and the carrying value was accreted (increased) over time such until the conversion into common on June 20, 2002, and the Series B Preferred Stock was carried as a liability at its redemption value. The periodic accretion recorded to increase the carrying value was charged directly to additional paid in capital. The Series A Preferred Stock was also recorded outside of stockholders’ equity as a liability in the accompanying balance sheet at its liquidation value, as certain liquidation events outside the control of SMI might have required redemption by SMI. On September 9, 1998, SMI issued and sold 1,938,075 shares of its Series A Preferred Stock in exchange for cash of $6,500,000 and the conversion of a convertible promissory note payable of $500,000. At the time of conversion, accrued interest of approximately $9,200 on the convertible promissory note payable was paid in cash.

SONTRA MEDICAL CORPORATION

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

On July 17, 2001, SMI issued and sold 1,263,481 shares of its Series B Preferred Stock in exchange for cash of $2,100,000 and the conversion of convertible promissory notes payable of $1,200,000. At the time of conversion, accrued interest of approximately $30,110 on the convertible promissory notes was paid in cash. On February 27, 2002, SMI issued and sold 382,873 shares of its Series B Preferred Stock in exchange for cash of $999,999.

The rights and preferences of the preferred stock of SMI, prior to the Merger, are generally described below:

Dividends

The holders of shares of preferred stock were entitled to receive dividends at the same rate as dividends paid with respect to the shares of common stock. There were no dividends declared payable by the board of directors up to the conversion date of June 22, 2002. In addition, the holders of shares of Series B Preferred Stock were entitled to receive dividends on the amount of each share of Series B Preferred Stock at the rate of 8% per year, compounded annually. The interest was payable upon a deemed liquidation of SMI in preference and priority to any payment of any dividend or other distribution on the Series A Preferred Stock or common stock.

Conversion

Each share of preferred stock was convertible, at the option of the holder, at any time, into one share of common stock, subject to adjustment based on certain defined events. Upon voluntary conversion, SMI was to pay all declared but unpaid dividends in common stock (at the then current fair market value of common stock), plus cash for any fractional shares. In addition, each share of preferred stock would automatically convert into shares of common stock immediately upon the closing of a firmly underwritten offering of common stock pursuant to a registration statement under the Securities Act based on a company valuation (pre-offering) of $75,000,000 or greater, or a lesser amount to which a majority of the then outstanding shares of preferred stock (including 85% of the outstanding shares of the Series B Preferred Stock) consents, voting separately as a class. As described above, prior to the consummation of the Merger, the Series A Preferred Stock and Series B Preferred Stock converted into an equal number of shares of SMI common stock that totaled 3,584,429 shares.

Voting

Except as otherwise provided in SMI’s Certificate of Incorporation, as amended, the holders of shares of preferred stock voted together with the holders of shares of common stock as a single class on all actions to be taken by the stockholders of SMI. Each share of preferred stock entitled the holder to the number of votes equal to the number of shares of common stock into which the share of preferred stock held by such holder was then convertible. In addition, certain corporate events or transactions required the supermajority consent of the preferred stock voting separately as a class.

Liquidation Preference

In the event of any voluntary or involuntary liquidation, dissolution or winding-up of SMI, the holders of shares of Series B Preferred Stock were entitled to be paid an amount equal to $0.5033 per share plus interest and any dividends declared but unpaid on such shares prior to any payment to the holders of Series A Preferred Stock and common stock. Amounts remaining after payment to the holders of Series B Preferred Stock, if any, were to be distributed to the holders of Series A Preferred Stock in an amount equal to $0.696 per share plus any dividends declared but unpaid on such shares prior to any payment to the common stockholders. After this payment to the holders of Series A Preferred Stock, the remaining net assets of SMI available for distribution, if any, were to be distributed ratably among the holders of the Series B Preferred Stock, Series A Preferred Stock and common stock.

SONTRA MEDICAL CORPORATION

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Redemption

The holders of shares of Series B Preferred Stock, upon the approval of at least a majority of the outstanding shares of Series B Preferred Stock, voting separately as a class, had the right, at any time after July 11, 2006 (five years from the initial closing of the Series B Preferred Stock financing), to require SMI to redeem all (but not less than all) of the shares of Series B Preferred Stock in three equal installments at an amount equal to $0.5033 per share. Within 30 days of the receipt of the redemption request, SMI was to redeem one-third of the shares of Series B Preferred Stock, with the remaining two installments, each representing the redemption of one-third of the shares of Series B Preferred Stock, to occur on the second and third anniversaries respectively of such initial redemption date.

The Series A Preferred Stock was recorded outside of stockholders’ equity as a liability in the accompanying balance sheet at its liquidation value. The Series A Preferred Stock was not subject to mandatory redemption; however, certain liquidation events outside of the control of SMI, as described in SMI’s Certificate of Incorporation, as amended, required redemption by SMI. The Series B Preferred Stock was recorded at its net sales price and the carrying value is accreted (increased) over time such that at the earliest date of possible redemption, the Series B Preferred Stock was carried as a liability at its redemption value. The periodic accretion recorded to increase the carrying value was charged directly to additional paid in capital.

(9)  COMMON STOCK

The Company has authorized 20,000,000 shares of common stock, $0.01 par value per share, of which 9,355,880 and 2,612,819 shares were issued and outstanding, as of December 31, 2002 and 2001, respectively.

In connection with the Merger (Note 3), in consideration for the $4,116,014 of net assets that SMI received from the Company on June 20, 2002, the shareholders of the Company, prior to the Merger, were deemed, for accounting purposes, to have received 3,035,781 shares of SMI’s common stock. Also immediately prior to the Merger on June 20, 2002, all outstanding shares of SMI’s Series A Preferred Stock and Series B Preferred Stock converted into 3,584,429 shares of SMI common stock.

During 2002, 117,062 shares of common stock were issued upon the exercise of stock options and 5,789 shares of common stock were issued to the Company’s 401(k) plan. In addition, the Company has deposited 33,529 shares of common stock with an initial value of $150,000 in an escrow account in connection with the antitrust litigation suit in Puerto Rico (see Note 15). The Company may be required to add additional shares to the escrow account in the event that the value of the escrowed shares falls below $150,000. For accounting purposes, these shares are not shown as being issued or outstanding and the Company has included a liability in Accrued Expenses of $150,000 as of December 31, 2002.

The Company has established the following reserves for the future issuance of common stock as follows:

Reserve for 401(k) plan	500,000
Reserve for exercise of warrants	789,457
Reserve for exercise of stock options	2,366,539

Total reserves	3,655,956

(10)  STOCK OPTION PLANS

In 1997, the Company adopted the 1997 Long-term Incentive and Stock Option Plan (the “1997 Plan”). In connection with the Merger, the Company assumed all outstanding options under the Sontra Medical, Inc. 1999 Stock Option and Incentive Plan (the “1999 Plan” and together with the 1997 Plan, the “Plans”). However, for

SONTRA MEDICAL CORPORATION

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

historical accounting purposes, consistent with the treatment of the Merger as a recapitalization as discussed in Note 3, the Company assumed the options that were issued by ChoiceTel prior to the Merger, which upon exercise, would constitute 378,682 shares of the Company’s common stock.

Pursuant to the 1997 Plan, the Board of Directors (or committees and/or executive officers delegated by the Board) may grant incentive and nonqualified stock options to the Company’s employees, officers, directors, consultants and advisors. The 1997 Plan provides for the grant of both incentive stock options intended to qualify for preferential tax treatment under Section 422 of the Internal Revenue Code of 1986, as amended, and nonqualified stock options that do not qualify for such treatment. The exercise price of incentive stock options must equal or exceed the fair market value of the common stock at the time of grant. The 1997 Plan also provides for grants of stock appreciation rights, restricted stock awards and performance awards and allows for the grant of restoration options. Options granted under the 1997 Plan generally vest 25% on the first anniversary of the vesting start date and 2.5% monthly thereafter. However, certain options granted under the 1997 Plan were allowed accelerated vesting. Options granted under the 1997 Plan generally expire after a ten-year period from the date of grant. The Company has reserved an aggregate of 1,500,000 shares of common stock for issuance upon exercise of options granted under the 1997 Plan. As of December 31, 2002, there were options exercisable for 1,411,281 shares of the Company’s common stock outstanding under the 1997 Plan.

Options granted pursuant to the 1999 Plan generally vest 25% on the first anniversary of the vesting start date and 2.5% monthly thereafter. However, certain options granted under the 1999 Plan were allowed accelerated vesting upon certain events. Options granted under the 1999 Plan generally expire after a ten-year period from the date of grant. The Company has reserved an aggregate of 866,539 shares of common stock for issuance upon the exercise of outstanding options under the 1999 Plan. As of December 31, 2002, there were options exercisable for 782,537 shares of the Company’s common stock outstanding under the 1999 Plan. The Company will not grant any additional options under the 1999 Plan.

Stock Based Compensation

On April 12, 2002, the Company granted a consultant the option to purchase 38,540 shares of the Company’s common stock at an exercise price of $.52 per share in exchange for services related to the proposed Merger. The shares underlying the option vested 100% upon the consummation of the Merger and were valued as of June 20, 2002, the closing date of the Merger, at approximately $115,000 using the Black-Scholes option pricing model. However, since the services provided by the consultant are considered to be costs associated with the Merger, there is no impact on additional paid-in capital.

On April 12, 2002, SMI granted a consultant an option to purchase 19,270 shares of the common stock at an exercise price of $.52 per share in exchange for services related to developing a strategic relationship. The shares underlying the option generally vest upon the earlier of April 12, 2006 and the consummation of a strategic relationship which includes an aggregate investment by the strategic partner(s) of at least $2,000,000, within twelve months of the Merger. The services of the consultant were completely provided on the grant date and there was therefore no continuing performance commitment for the consultant. As a result, the Company measured the fair value of the options on the grant date using the Black-Scholes option pricing model and determined the value to be immaterial.

On June 28, 2002, the Company granted fully vested non-qualified stock options to certain members of its Board of Directors for a total of 200,000 shares of common stock. The options had an exercise price of $2.50 per share and the fair value of the common stock on this date was $4.00 per share. As a result, the Company recorded additional paid in capital and non-cash compensation expense of $300,000 for the quarter ending June 30, 2002.

SONTRA MEDICAL CORPORATION

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

On July 24, 2002, the Company granted options to purchase 50,000 shares to a member of the Scientific Advisory Board with a four year vesting schedule. The Company will remeasure the fair value of these options using the Black-Scholes option pricing model and record the corresponding expense throughout the vesting period of these options. As a result, for the year ended December 31, 2002 the Company recorded additional paid-in capital of approximately $204,000, deferred compensation of approximately $180,000 and non-cash compensation expense of $24,000.

On September 23, 2002, the Company repriced and/or exchanged certain options previously granted, pursuant to the Plans, to the Chief Executive Officer and Chief Financial Officer, which relate to a total of 850,000 shares of the Company’s common stock. The new exercise prices for these options are between $.5189 and $2.55 per share. As a result, the Company will record the compensation expense over the vesting period and will remeasure the intrinsic value of these options each period throughout the life of these options. For the year ended December 31, 2002 the Company recorded additional paid-in capital of approximately $2,051,000, deferred compensation of approximately $1,854,000 and non-cash compensation expense of $197,000. This re-measurement may result in unpredictable charges or credits to the statement of operations, which will depend on fair value of the Company’s common stock.

During 2001, SMI modified the terms of one employee’s stock option agreement under the 1999 Plan in connection with the employee’s termination with the Company, such that all of such employee’s common stock options outstanding became immediately vested in full. This modification resulted in a stock-based compensation charge of $19,104.

Information with respect to all activity under the Plans are as follows:

	Number of Shares	Weighted Average Exercise Price
Balance, December 31, 1998	—	$—
Granted	115,331	$0.519

Balance, December 31, 1999	115,331	$0.519
Granted	20,234	$0.519
Exercised	(77)	$0.519
Cancelled	(13,605)	$0.519

Balance December 31, 2000	121,883	$0.519
Granted	578	$0.519

Balance December 31, 2001	122,461	$0.519
Assumption of ChoiceTel Options	378,682	$2.250
Granted	1,816,626	$1.536
Cancelled	(6,889)	$0.519
Exercised	(117,062)	$1.071

Outstanding December 31, 2002	2,193,818	$1.615

Options exercisable, December 31, 2002	635,430

Options available for future grant, December 31, 2002	30,179

SONTRA MEDICAL CORPORATION

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The 1997 Plan has been approved by the Company’s shareholders and all of the options issued pursuant to the 1997 Plan have been previously approved by the Company’s Board of Directors. The 1999 Plan was assumed by the Company in connection with the Merger and had been approved by SMI’s shareholders prior to the Merger. All of the options issued pursuant to the 1999 Plan had been approved by SMI’s board of directors prior to the Merger.

Accounting for Stock Issued to Employees, and elect the disclosure-only alternative under SFAS No. 123 using the Black-Scholes option pricing model prescribed by SFAS No. 123. The assumptions used and weighted average information for the years ended December 31, 2002 and 2001 were as follows:

	2002	2001
Risk-free interest rate	4.00%	5.50%
Expected dividend yield	—	—
Expected lives	10 years	7 years
Expected volatility	136%	100%
Weighted average fair value per share of options granted	$2.42	$0.08

	December 31, 2002
	Options Outstanding			Options Exercisable
Exercise Price	Number	Weighted Average Remaining Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.52	782,537	9.25 years	$0.52	$ 86,748	$0.52
$1.05—$1.86	485,543	7.80 years	$1.53	$142,858	$1.05
$2.25—$4.40	925,738	7.75 years	$2.62	$405,824	$2.69

Outstanding at end of year	2,193,818	8.30 years	$1.64	$635,430	$2.03

(11)  WARRANTS

At December 31, 2002, the Company had the following outstanding warrants, which were previously issued by the Company.

	Number of shares Exercisable	Exercise Price	Date of Expiration
Granted to investor relations company	10,000	$5.00	02/10/2005
Granted to investors in private placement	572,233	$4.95	04/25/2005
Granted to underwriter of private placement	57,224	$4.95	04/25/2005
Granted to investor in former subsidiary	150,000	$5.00	02/23/2010

Total	789,457

Weighted average price		$4.96
Weighted average duration in years			3.23

SONTRA MEDICAL CORPORATION

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(12)  INCOME TAXES

No provision or benefit for federal or state income taxes has been recorded, as the Company has incurred a net loss for all periods presented, and has provided a valuation allowance against its deferred tax assets.

At December 31, 2002, the Company had federal net operating loss carryforwards of approximately $10,964,000, which will begin to expire in 2018. The Company also had research and development tax credit carryforwards of approximately $325,500, which will begin to expire in 2018 unless previously utilized. The United States Tax Reform Act of 1986 contains provisions that may limit the Company’s net operating loss carryforwards available to be used in any given year in the event of significant changes in the ownership interests of significant stockholders, as defined.

Significant components of the Company’s net deferred tax asset are as follows:

	December 31,
	2002	2001
Deferred Tax Assets:
Net operating loss carryforwards	$3,728,000	$2,754,000
Research credit carryforward	326,000	454,000
Other temporary differences	(48,000)	49,000

Total deferred tax assets	4,006,000	3,257,000

Valuation allowance	(4,006,000)	(3,257,000)

Net deferred tax asset	$—	$—

In 2002, the Company’s valuation allowance increased by $749,000. SFAS No. 109 requires that a valuation allowance be recorded when it is more likely than not that some portion or all of the deferred tax assets will not be realized. Accordingly, since the Company cannot be assured of realizing the deferred tax asset, a full valuation allowance has been provided.

(13)  RELATED PARTY TRANSACTIONS

The Company subleased office space to RePharma Biomedical, Inc. (“RePharma”), a company founded by James R. McNab Jr., a director and Chairman of the Company’s board, during the years ended December 31, 2002 and 2001. RePharma paid the Company rent totaling approximately $6,000 and $42,000, respectively, during such periods. In the opinion of management, this sublease was entered into at market prices and terms and reflects an arm’s-length transaction. Effective February 2002, RePharma no longer sublets this office space.

On November 1, 2002, the Company amended a consulting agreement Dr. Langer had initially entered into with SMI on June 1, 1998. Under the new agreement, effective January 1, 2003, Dr. Langer’s annual compensation was reduced from $120,000, as set forth under the prior agreement, to $59,000. This agreement may be terminated by either party at any time.

SONTRA MEDICAL CORPORATION

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(14)  EMPLOYEE BENEFIT PLANS

During 1999, SMI adopted the SMI 401(k) Plan and Trust (401(k) Plan). The 401(k) Plan covers all eligible employees. Employees must be 21 years of age or older as of the plan’s entry dates. In addition, employees become eligible to participate in the 401(k) Plan on the entry date occurring on or immediately after meeting the eligibility requirements, as long as they are in a group of employees eligible to participate on that entry date. Participants may contribute up to 20% of their compensation, not to exceed the maximum allowable by Internal Revenue Service regulations. Prior to June 30, 2002, the 401(k) Plan did not provide for employer matching contributions. In July 2002, the plan was amended to included a Company matching contribution equal to 100% of a participant’s contribution up to the first 3% of compensation and 50% of the next 2% of compensation. The matching contribution is payable in cash or in the Company’s common stock, at the discretion of the Board. For the year ended December 31, 2002, the Company matched the employee 401(k) contributions in 5,789 shares of the Company’s common stock and recorded an expense of $14,000 related to the match.

(15)  LITIGATION

A suit was filed on June 4, 2001 in Hennepin County, Minnesota District Court by Leaf Industries, seeking to pierce the corporate veil and hold the Company responsible for the debts of a former subsidiary of the Company, Advants, Inc. Tomato Land Displays was also a plaintiff in this action, as it filed cross claims against the Company. In October 2002, the Company settled the suit with the plaintiffs for $210,000. The net assets received from ChoiceTel in the Merger were adjusted at September 30, 2002 as a result of this settlement (see Note 3).

Based on the Company’s activities in the public payphone market in Puerto Rico, in August 2002, the Company has filed a lawsuit against GTE International Telecommunications, Inc. and Puerto Rico Telephone Company in the United States District Court for the District of Puerto Rico for violations of federal and Commonwealth antitrust laws, among others. The Company’s lawsuit is joined by two other Puerto Rican payphone providers, Pan American Telephone Co., Inc. and In Touch Telecommunications, Inc. The lawsuit alleges that Puerto Rico Telephone Company and its operating company, GTE International Telecommunications, Inc., engaged in a pattern of unlawful exclusionary acts in order to maintain its monopoly position in the market for the provision of payphones to payphone location owners in Puerto Rico. The defendants have filed a motion to dismiss the case. The Company has reached an agreement with plaintiff’s counsel in the case that limits the Company’s legal costs to $150,000 for this case in exchange for sharing a portion of the any proceeds the Company may receive with plaintiff’s counsel. Under the agreement with Plaintiff’s counsel, the Company deposited 33,529 shares of its common stock with an initial value of $150,000 in an escrow account. If the Company completes a financing before March 31, 2003 that raises at least $2 million, then the Company is required to pay $150,000 in cash for legal fees and the escrow shares will be returned to the Company. If the financing is not completed before March 31, 2003, the Company is required to file a Registration Statement with the SEC and register sufficient shares with a fair value of $150,000. Upon the registration of the shares, the Company will be required to issue a number of shares to the Plaintiff’s counsel that will equal $150,000 divided by then price per share for the Company’s common stock (see Note 9).

ITEM 8.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On August 19, 2002, we filed a Current Report on Form 8-K reporting under Item 4, Changes in Registrant’s Certifying Accountants that we had dismissed our independent auditors, Arthur Andersen, LLP and engaged the services of Wolf & Company, P.C. (“Wolf”) as our independent auditors for the Company’s fiscal year ending December 31, 2002 The decision to change accountants was approved by our Board of Directors.

On July 3, 2002, we filed a Current Report on Form 8-K reporting under Item 4, Changes in Registrant’s Certifying Accountants that, in connection with the Merger with SMI, we had dismissed our independent auditors, Schechter Dokken Kanter Andrews & Selcer Ltd., and engaged the services of Arthur Andersen, LLP (“Andersen”), who had served as SMI’s independent auditors prior to the Merger, as our independent auditors for the Company’s fiscal year ending December 31, 2002. The decision to change accountants was approved by our Board of Directors.

There have been no disagreements with accountants on accounting or financial disclosure matters during our two most recent fiscal years. However, Andersen’s report on SMI’s audited financial statements for the fiscal year ending December 31, 2001 included an opinion that SMI would need to obtain additional funding in order to continue as a “going concern.” A “going concern” paragraph in an audit opinion means that the auditor has identified certain conditions or events that indicate there is substantial doubt about our ability to continue as a going entity for a period of at least one year from the date of the financial statements. Additionally, Wolf has included a “going concern” paragraph in its audit opinion included elsewhere in this Form 10-KSB.

PART III

ITEM 9.     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information under the Sections “Election of Directors,” “Occupations of Directors, the Nominee for Director and Executive Officers”, “The Board of Directors and its Committees” and “16(a) Beneficial Ownership Reporting Compliance” from our definitive proxy statement for the annual meeting of shareholders to be held on May 21, 2003, which is to be filed with the Securities and Exchange Commission not later than 120 days after the close of our fiscal year ended December 31, 2002, is hereby incorporated by reference.

ITEM 10.     EXECUTIVE COMPENSATION

The information under the Section “Executive Compensation” from our definitive proxy statement for the annual meeting of shareholders to be held on May 21, 2003, which is to be filed with the Securities and Exchange Commission not later than 120 days after the close of our fiscal year ended December 31, 2002, is hereby incorporated by reference.

ITEM 11.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information under the Section “Securities Ownership of Certain Beneficial Owners and Management” from our definitive proxy statement for the annual meeting of shareholders to be held on May 21, 2003, which is to be filed with the Securities and Exchange Commission not later than 120 days after the close of our fiscal year ended December 31, 2002, is hereby incorporated by reference.

Our policy governing transactions in our securities by directors, officers and employees permits our officers, directors and certain other persons to enter into trading plans complying with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended. We anticipate that, as permitted by Rule 10b5-1 and our policy governing transactions in our securities, some or all of our officers, directors and employees may establish trading plans in the future. We intend to disclose the names of any officers and directors who establish a trading plan in compliance with Rule 10b5-1 and the requirements of our policy governing transactions in our securities in our future quarterly and annual reports on Form 10-QSB and 10-KSB filed with the Securities and Exchange

Commission. However, we undertake no obligation to update or revise the information provided herein, including for revision or termination of an established trading plan, other than in such quarterly and annual reports.

ITEM 12.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information under the Section “Certain Relationships and Related Transactions” from our definitive proxy statement for the annual meeting of stockholders to be held on May 21, 2003, which is to be filed with the Securities and Exchange Commission not later than 120 days after the close of our fiscal year ended December 31, 2002, is hereby incorporated by reference.

ITEM 13.     EXHIBITS, LISTS AND REPORTS ON FORM 8-K

(a)	Exhibits required by Item 601 of Regulation S-B

Exhibit Number	Description of Document

2.01

Agreement and Plan of Reorganization by and among the Company, SMI and CC Merger Corp., dated February 27, 2002 (incorporated by reference to Exhibit 2.1 of the Company’s Registration Statement on Form S-4, Registration No. 333-86814)

2.02

Amendment No. 1 to Agreement and Plan of Reorganization by and among the Company, SMI and CC Merger Corp., dated February 27, 2002 (incorporated by reference to Exhibit 2.2 of the Company’s Registration Statement on Form S-4, Registration No. 333-86814)

3.01	Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 3.1 of the Company’s Registration Statement on Form SB-2; Registration No. 333-29969)

3.02	Amendment to Amended and Restated Articles of Incorporation dated June 20, 2002

3.03	Bylaws (incorporated by reference to Exhibit 3.2 of the Company’s Registration Statement on Form SB-2; Registration No. 333-29969)

4.01	Form of stock certificate (incorporated by reference to Exhibit 4.1 of the Company’s Registration Statement on Form SB-2; Registration No. 333-29969)

4.02	Form of stock certificate, as amended

9.01

Form of Voting Agreement, dated February 27, 2002, by and among Gary Kohler, Michael Wigley and certain other persons listed thereto (incorporated by reference to Exhibit 9.3 of the Company’s Registration Statement on Form S-4; Registration No. 333-86814)

10.01	Form of Lock-up Agreement (incorporated by reference to Exhibit 2.3 of the Company’s Registration Statement on Form S-4, Registration No. 333-86814)

10.02

Form of Recovery Allocation Agreement, by and among SMI, the Company and certain other persons listed thereto (incorporated by reference to Exhibit 2.4 of the Company’s Registration Statement on Form S-4, Registration No. 333-86814)

10.03

Form of CC Stock Voting Agreement, dated February 27, 2002, by and among SMI and certain other persons listed thereto (incorporated by reference to Exhibit 9.1 of the Company’s Registration Statement on Form S-4, Registration No. 333-86814)

10.04

Form of SMI Stock Voting Agreement, dated February 27, 2002, by and among SMI and certain other persons listed thereto (incorporated by reference to Exhibit 9.2 of the Company’s Registration Statement on Form S-4, Registration No. 333-86814)

10.05	1997 Long-Term Incentive and Stock Option Plan, as amended (incorporated by reference to Exhibit 10.3 of the Company’s Quarterly Report for the period ended June 30, 2002)

Exhibit Number	Description of Document

10.06	Sontra Medical, Inc. 1999 Stock Option and Incentive Plan (incorporated by reference to Exhibit 10.31 of the Company’s Registration Statement on Form S-4; Registration No. 333-86814)

10.07	Employment Agreement between SMI and James R. McNab, Jr. dated May 23, 2001

10.08	Employment Agreement between SMI and Joseph Kost dated June 12, 2001

10.09	Agreement to Amend Employment Agreement and Enter into Independent Contractor Agreement between the Company and Joseph Kost dated November 1, 2002

10.10	Consulting Agreement between SMI and Robert S. Langer dated June 1, 1998

10.11	Independent Contractor Agreement between the Company and Robert S. Langer dated November 1, 2002

10.12

Commercial Lease Agreement between SMI and 58 Charles Street Limited Partnership dated August 25, 1998 (incorporated by reference to Exhibit 10.38 of the Company’s Registration Statement on Form S-4; Registration No. 333-86814)

10.13	Lease Agreement between the Company and Forge Park Investors LLC dated January 24, 2003

10.14

Patent License Agreement (Exclusive) between SMI and the Massachusetts Institute of Technology dated June 30, 1998 (incorporated by reference to Exhibit 10.39 of the Company’s Registration Statement on Form S-4; Registration No. 333-86814)

10.15	401(k) Retirement Plan

21	Subsidiaries of the Company

23.01	Consent of Wolf & Company, P.C.

23.02	Information regarding Consent of Arthur Andersen LLP

99	Certification pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)	Reports on Form 8-K

On January 14, 2003, a Form 8-K was filed which served to announce that the SEC issued cease-and-desist orders relating to an SEC Administrative Proceeding, Release No. 34-47167, instituted against Anika Therapeutics, Inc. (“Anika”), the former chief executive officer of Anika, and Sean F. Moran, the former chief financial officer of Anika and our current Chief Financial Officer.

ITEM 14.     CONTROLS AND PROCEDURES

(a)	Evaluation of disclosure controls and procedures

Under the supervision and with the participation of our management, including our President and Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-14(c) under the Exchange Act) as of a date (the “Evaluation Date”) within 90 days prior to the filing date of this report. Based upon that evaluation, the President and Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective in timely alerting them to the material information relating to us (or our consolidated subsidiaries) required to be included in our periodic SEC filings. In designing and evaluating the disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

(b)	Changes in internal controls

There were no significant changes made in our internal controls during the period covered by this report or, to our knowledge, in other factors that could significantly affect these controls subsequent to the date of our evaluation of such controls, and that there were no significant deficiencies or material weaknesses in the Company’s internal controls.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on the 31st day of March, 2003.

SONTRA MEDICAL CORPORATION

By:	/S/ THOMAS W. DAVISON
Name: Thomas W. Davison
Title: President and Chief Executive Officer

By:	/S/ SEAN F. MORAN
Name: Sean F. Moran
Title: Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 31, 2003.

Signature and Title	Signature and Title

/S/ JAMES R. MCNAB, JR.	/S/ GARY S. KOHLER

James R. McNab, Jr. Chairman of the Board	Gary S. Kohler Director

/S/ THOMAS W. DAVISON	/S/ JOSEPH KOST

Thomas W. Davison Chief Executive Officer President and Director	Joseph Kost Director

/S/ SEAN F. MORAN	/S/ ROBERT S. LANGER

Sean F. Moran Chief Financial Officer Principal Accounting Officer	Robert S. Langer Director

/S/ MARTIN P. SUTTER

Martin P. Sutter Director

W. Leigh Thompson Director

Michael R. Wigley Director

CERTIFICATIONS

I, Thomas W. Davison, President and Chief Executive Officer of Sontra Medical Corporation (the “Company”), certify that:

1.	I have reviewed this annual report on Form 10-KSB of the Company;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for the periods presented in this annual report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)	All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  March 31, 2003

By:	/S/ THOMAS W. DAVISON
Name: Thomas W. Davison Title: President and Chief Executive Officer

CERTIFICATIONS

I, Sean F. Moran, Chief Financial Officer of Sontra Medical Corporation (the “Company”), certify that:

1.	I have reviewed this annual report on Form 10-KSB of the Company;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for the periods presented in this annual report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)	All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  March 31, 2003

By:	/S/ SEAN F. MORAN
Name: Sean F. Moran Title: Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description of Document

2.01

Agreement and Plan of Reorganization by and among the Company, SMI and CC Merger Corp., dated February 27, 2002 (incorporated by reference to Exhibit 2.1 of the Company’s Registration Statement on Form S-4, Registration No. 333-86814)

2.02

Amendment No. 1 to Agreement and Plan of Reorganization by and among the Company, SMI and CC Merger Corp., dated February 27, 2002 (incorporated by reference to Exhibit 2.2 of the Company’s Registration Statement on Form S-4, Registration No. 333-86814)

3.01	Amended and Restated Article of Incorporation (incorporated by reference to Exhibit 3.1 of the Company’s Registration Statement on Form SB-2; Registration No. 333-29969)

3.02	Amendment to Amended and Restated Articles of Incorporation dated June 20, 2002

3.03	Bylaws (incorporated by reference to Exhibit 3.2 of the Company’s Registration Statement on Form SB-2; Registration No. 333-29969)

4.01	Form of stock certificate (incorporated by reference to Exhibit 4.1 of the Company’s Registration Statement on Form SB-2; Registration No. 333-29969)

4.02	Form of stock certificate, as amended

9.01

Form of Voting Agreement, dated February 27, 2002, by and among Gary Kohler, Michael Wigley and certain other persons listed thereto (incorporated by reference to Exhibit 9.3 of the Company’s Registration Statement on Form S-4; Registration No. 333-86814)

10.01	Form of Lock-up Agreement (incorporated by reference to Exhibit 2.3 of the Company’s Registration Statement on Form S-4, Registration No. 333-86814)

10.02

Form of Recovery Allocation Agreement, by and among SMI, the Company and certain other persons listed thereto (incorporated by reference to Exhibit 2.4 of the Company’s Registration Statement on Form S-4, Registration No. 333-86814)

10.03

Form of CC Stock Voting Agreement, dated February 27, 2002, by and among SMI and certain other persons listed thereto (incorporated by reference to Exhibit 9.1 of the Company’s Registration Statement on Form S-4, Registration No. 333-86814)

10.04

Form of SMI Stock Voting Agreement, dated February 27, 2002, by and among SMI and certain other persons listed thereto (incorporated by reference to Exhibit 9.2 of the Company’s Registration Statement on Form S-4, Registration No. 333-86814)

10.05	1997 Long-Term Incentive and Stock Option Plan, as amended (incorporated by reference to Exhibit 10.3 of the Company’s Quarterly Report for the period ended June 30, 2002)

10.06	Sontra Medical, Inc. 1999 Stock Option and Inventive Plan (incorporated by reference to Exhibit 10.31 of the Company’s Registration Statement on Form S-4; Registration No. 333-86814)

10.07	Employment Agreement between SMI and James R. McNab, Jr. dated May 23, 2001

10.08	Employment Agreement between SMI and Joseph Kost dated June 12, 2001

10.09	Agreement to Amend Employment Agreement and Enter into Independent Contractor Agreement between the Company and Joseph Kost dated November 1, 2002

10.10	Consulting Agreement between SMI and Robert S. Langer dated June 1, 1998

10.11	Independent Contractor Agreement between the Company and Robert S. Langer dated November 1, 2002

10.12

Commercial Lease Agreement between SMI and 58 Charles Street Limited Partnership dated August 25, 1998 (incorporated by reference to Exhibit 10.38 of the Company’s Registration Statement on Form S-4; Registration No. 333-86814)

Exhibit Number	Description of Document

10.13	Lease Agreement between the Company and Forge Park Investors LLC dated January 24, 2003

10.14

Patent License Agreement (Exclusive) between SMI and the Massachusetts Institute of Technology dated June 30, 1998 (incorporated by reference to Exhibit 10.39 of the Company’s Registration Statement on Form S-4; Registration No. 333-86814)

10.15	401(k) Retirement Plan

21	Subsidiaries of the Company

23.01	Consent of Wolf & Company, P.C.

23.02	Information regarding Arthur Andersen LLP

99	Certification pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

2