Form 10QSB
period 2003-03-31
SONTRA MEDICAL CORP
filed 2003-05-15
CIK 1031927

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

Commission File Number: 0-230 17

SONTRA MEDICAL CORPORATION

(Exact name of registrant as specified in its charter)

MINNESOTA	41-1649949
(State or other jurisdiction of Incorporation or organization)	(I.R.S. Employer Identification Number)

10 Forge Parkway, Franklin, MA	02038
(Address of principal executive offices)	(Zip Code)

(508) 553-8850

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒ No ☐

As of May 9, 2003, the Registrant had 9,407,498 shares of Common Stock outstanding.

SONTRA MEDICAL CORPORATION

FORM 10-QSB INDEX

		Page Number
Part I—Financial Information

Item 1.	Consolidated Financial Statements

	Consolidated Balance Sheets as of March 31, 2003 (Unaudited) and December 31, 2002	3

	Consolidated Statements of Loss for the three months ended March 31, 2003 and 2002 and for the cumulative period from inception (January 29, 1996) to March 31, 2003 (Unaudited)	4

	Consolidated Statements of Cash Flows for the three months ended March 31, 2003 and 2002 and for the cumulative period from inception (January 29, 1996) to March 31, 2003 (Unaudited)	5

	Notes to Consolidated Financial Statements (Unaudited)	6

Item 2.	Management’s Discussion and Analysis or Plan of Operation	11

Item 3.	Controls and Procedures	19

Part II—Other Information

Item 1.	Legal Proceedings	19

Item 6.	Exhibits and Reports on Form 8-K	20

	Signatures	21

SONTRA MEDICAL CORPORATION

(A Development Stage Company)

Consolidated Balance Sheets

	As of
	March 31, 2003	December 31, 2002
	(Unaudited)
Assets:
Current Assets:
Cash and cash equivalents	$1,291,640	$2,231,104
Prepaid expenses and other current assets	107,803	138,454

Total current assets	1,399,443	2,369,558

Property and Equipment, at cost
Computer equipment	162,407	154,479
Office and laboratory equipment	396,293	383,807
Furniture and fixtures	41,161	14,071
Leasehold improvements	148,517	287,035

	748,378	839,392
Less-Accumulated depreciation and amortization	(412,716)	(644,055)

Net property and equipment	335,662	195,337
Restricted Cash	148,746	100,000
Other Assets	—	31,675

Total assets	$1,883,851	$2,696,570

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$400,085	$169,368
Accrued expenses	581,053	554,217

Total current liabilities	981,138	723,585

Commitments

Stockholders’ Equity:
Common stock, $0.01 par value, Authorized 20,000,000 shares issued and outstanding 9,367,407 shares at March 31, 2003 and 9,355,880 at December 31, 2002	93,674	93,559
Additional paid-in capital	17,605,893	19,473,410
Deferred stock-based compensation	(285,956)	(2,033,765)
Subscriptions receivable	(17,294)	(17,294)
Deficit accumulated during the development stage	(16,493,604)	(15,542,925)

Total stockholders’ equity	902,713	1,972,985

Total liabilities and stockholders’ equity	$1,883,851	$2,696,570

The accompanying notes are an integral part of these consolidated financial statements.

SONTRA MEDICAL CORPORATION

(A Development Stage Company)

Consolidated Statements of Loss

(Unaudited)

	Three Months Ended March 31,		Cumulative Period From Inception (January 29, 1996) to March 31, 2003
	2003	2002
Revenue	$—	$—	$2,895,927
Operating Expenses:
Research and development	541,352	434,369	9,724,870
General and administrative	418,433	205,084	8,324,070

Total operating expenses	959,785	639,453	18,048,940

Loss from operations	(959,785)	(639,453)	(15,153,013)
Interest income	9,106	1,130	529,775
Interest expense	—	—	(1,298,135)

Net loss	(950,679)	(638,323)	(15,921,373)
Accretion of Dividend on Series B Redeemable Convertible Preferred Stock	—	(94,975)	(483,906)

Net loss applicable to common shareholders	$(950,679)	$(733,298)	$(16,405,279)

Net loss per common share, basic and diluted	$(0.10)	$(0.28)

Basic and diluted weighted average common shares outstanding	9,360,938	2,613,020

The accompanying notes are an integral part of these consolidated financial statements.

SONTRA MEDICAL CORPORATION

(A Development Stage Company)

Consolidated Statements of Cash Flows

	Three Months Ended March 31,		Cumulative Period From Inception (January 29, 1996) to March 31, 2003
	2003	2002
	(unaudited)	(unaudited)	(unaudited)
Cash Flows From Operating Activities:
Net loss	$(950,679)	$(638,323)	$(15,921,373)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	55,696	34,114	749,019
Stock based compensation	(151,154)	—	503,977
Stock issued to 401(k) plan	13,000	—	27,254
Amortization of discount on convertible promissory notes	—	—	1,200,000
Changes in assets and liabilities:
Prepaid expenses and other current assets	30,651	(860)	(107,803)
Accounts payable	230,717	(97,423)	400,086
Accrued expenses	42,402	(37,702)	382,644

Net cash used in operating activities	(729,367)	(740,194)	(12,766,196)

Cash Flows from Investing Activities:
Purchase of property and equipment	(196,021)	(1,967)	(1,111,990)
Sale of fixed assets	—	—	36,158
Increase in restricted cash	(48,746)	—	(148,746)
Decrease in other assets	31,675	—	—

Net cash used in investing activities	(213,092)	(1,967)	(1,224,578)

Cash Flows From Financing Activities
Proceeds from equipment loan	—	—	491,032
Repayment of equipment loan	—	—	(491,032)
Deferred Financing Costs	—	(175,439)	—
Net proceeds from the sale of common stock	—	—	331,726
Cash received and adjustments to net assets related to ChoiceTel merger	—	—	4,329,989
Net proceeds from the sale of preferred stock	—	980,107	9,365,091
Proceeds from issuance of Series B stock	—	—	1,700,000
Proceeds from stock option exercise	2,995	275	127,339
Distribution to shareholders	—	—	(572,231)
Payment of subscription receivable	—	—	500

Net cash provided by financing activities	2,995	804,943	15,282,414

Net Increase (Decrease) in Cash and Cash Equivalents	(939,464)	62,782	1,291,640
Cash and Cash Equivalents, beginning of period	2,231,104	381,067	—

Cash and Cash Equivalents, end of period	$1,291,640	$443,849	$1,291,640

Supplemental Disclosure of Non Cash Financing Transactions:
Conversion of note in Series A pfd stock	—	$—	$500,000

Conversion of note in Series B pfd stock	—	$—	$1,200,000

Accretion of dividend on Series B pfd stock	—	$75,083	$268,890

Issuance of common stock in connection with the convertible promissory notes	—	$—	$600,000

Beneficial conversion feature on convertible promissory notes	—	$—	$600,000

Conversion of Series A and B Preferred Stock into common stock	—	$—	$11,548,997

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	—	$—	$153,371

The accompanying notes are an integral part of these consolidated financial statements.

SONTRA MEDICAL CORPORATION

(A Development Stage Company)

Notes to Consolidated Financial Statements

March 31, 2003

(Unaudited)

(1)    ORGANIZATION AND BASIS OF PRESENTATION

On June 20, 2002, the Company (previously operating under the name ChoiceTel Communications, Inc. (“ChoiceTel”)) consummated the Merger with Sontra Medical, Inc (“SMI”), pursuant to which SMI merged with and into a wholly-owned subsidiary of the Company (the “Merger”). Subsequent to the consummation of the Merger, the Company changed its name to Sontra Medical Corporation and began operating in SMI’s line of business. For accounting purposes, the Merger was treated as a capital transaction and a recapitalization, whereby the historical financial statements of SMI became the historical financial statements of the Company. Accordingly, from an historical accounting perspective, the period from inception for the Company begins on January 29, 1996, upon the inception of SMI. The accounting treatment for the recapitalization is similar to that resulting from a business combination, except that goodwill and other intangible assets were not recorded. Because the financial statements of the Company presented above only reflect the historical results of SMI prior to the Merger, and of the combined entities following the Merger, they do not include the historical financial results of ChoiceTel prior to the consummation of the Merger on June 20, 2002. Accordingly, the financial statements may not be indicative of future results of operations or the historical results that would have resulted if the Merger has occurred at the beginning of a historical financial period.

The condensed consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). These consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, SMI. All significant inter-company balances and transactions have been eliminated in consolidation. These financial statements should be read in conjunction with the Company’s audited financial statements and related footnotes for the fiscal year ended December 31, 2002, which are included in the Company’s Annual Report filed with the SEC on Form 10-KSB on March 31, 2003. In the opinion of the Company’s management, the unaudited condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and include all adjustments (consisting only of normal recurring accruals) necessary to present fairly the Company’s financial position as of March 31, 2003 and the results of operations and cash flows for the three months ended March 31, 2003 and 2002. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the relevant SEC rules and regulations. However, the Company believes that its disclosures are adequate to make the information presented not misleading. The results of operations for the interim periods are not necessarily indicative of the results of operations for the full fiscal year or any other interim period.

The Company is a development stage medical device company engaged in the development of transdermal diagnostic and drug delivery products based on its SonoPrep® ultrasonic skin permeation technology. On an historical basis since its inception, the Company has devoted substantially all of its efforts toward product research and development, raising capital and marketing products under development. The Company has incurred significant losses from operations since its inception and has primarily funded these losses through issuances of equity and convertible promissory notes. The Company had sufficient cash on hand at March 31, 2003 to fund its operations only until June 30, 2003. The Company is actively seeking to procure additional financing or investment, or strategic investment, adequate to fund its ongoing operations. The Company’s management has recently reduced its headcount and continues to implement a number of cost-cutting initiatives intended to prospectively reduce operating expenses and related cash needs. However, such initiatives will not be sufficient alone without immediate additional financing to sustain the Company’s operations. If the Company is not able to raise substantial additional capital, via a private financing or investment, strategic partnership or otherwise, it will not have sufficient capital to fund its operations beyond June 30, 2003 and to continue to function as a going concern. The uncertainty related to procuring additional financing caused the Company’s auditor, in their audit report on the financial statements for the year ended December 31, 2002, to raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

SONTRA MEDICAL CORPORATION

(A Development Stage Company)

Notes to Consolidated Financial Statements

March 31, 2003

(Unaudited)

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

(b)    Cash and Cash Equivalents

The Company considers all highly liquid investments with maturities of ninety days or less to be cash equivalents. Cash equivalents consist primarily of money market funds as of March 31, 2003 and December 31, 2002.

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

(d)    Merger Ratio

On June 20, 2002, in connection with the Merger Agreement with SMI, SMI’s stockholders approved a merger ratio in which 0.1927 shares of the Company’s common stock were issued for each share of SMI’s common stock. All common stock information presented herein has been retroactively adjusted to reflect the 0.1927 merger ratio (see Note 3).

(e)    Stock-Based Compensation

In December 2002, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure, an Amendment of FASB Statement No. 123.” This Statement provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends disclosure requirements to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results.

SFAS No. 123, “Accounting for Stock-Based Compensation” encourages all entities to adopt a fair value based method of accounting for employee stock compensation plans, whereby compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period. However, it also allows an entity to continue to measure compensation cost for those plans using the intrinsic value based method of accounting prescribed by APB Opinion No. 25, “Accounting for Stock Issued to Employees,” whereby compensation cost is the excess, if any, of the quoted market price of the stock at the grant date (or other measurement date) over the amount an employee must pay to acquire the stock. Stock options issued under the Company’s stock option plans generally have no intrinsic value at the grant date, and under Opinion No. 25 no compensation cost is recognized for them.

The Company does not plan to adopt the fair value accounting model for stock-based employee compensation under SFAS No. 123. The Company applies Opinion No. 25 and related interpretations in accounting for stock options issued to employees, consultants and directors. Had compensation cost for the Company’s stock options issued to

SONTRA MEDICAL CORPORATION

(A Development Stage Company)

Notes to Consolidated Financial Statements

March 31, 2003

(Unaudited)

employees and directors been determined based on the fair value at the grant dates consistent with SFAS No. 123, the Company’s net loss and net loss per share would have been adjusted to the pro forma amounts indicated below:

	Three months ended March 31,
	2003	2002
	(Unaudited)	(Unaudited)
Net loss, as reported	$(950,679)	$(733,298)
Add: stock-based employee compensation expense included in reported loss	—	—
Deduct: stock based employee compensation determined under fair value based methods for all awards	(571,179)	(4,157)

Pro forma net loss	$(1,521,858)	$(737,455)

Basic and diluted net loss per share-as reported	$(0.10)	$(0.28)

Basic and diluted net loss per share-pro forma	$(0.16)	$(0.28)

In 1997, the Company adopted the 1997 Long-term Incentive and Stock Option Plan (the “1997 Plan”). In connection with the Merger, the Company assumed all outstanding options under the 1999 Sontra Medical, Inc. Stock Option and Incentive Plan (the “1999 Plan” and together with the 1997 Plan, the “Plans”). Pursuant to the 1997 Plan, the Board of Directors (or committees and/or executive officers delegated by the Board) may grant incentive and nonqualified stock options to the Company’s employees, officers, directors, consultants and advisors. The Company may not grant any additional options under the 1999 Plan. The Company has reserved an aggregate of 1,500,000 shares of common stock for issuance upon exercise of options granted under the 1997 Plan and 841,136 shares of common stock for issuance upon exercise of the outstanding options granted under the 1999 Plan which were assumed in connection with the Merger. There were no options issued in the quarter ended March 31, 2003 and as of March 31, 2003 there were 2,168,047 options outstanding under the Plans.

On July 24, 2002, the Company granted options to purchase 50,000 shares to a member of the Scientific Advisory Board with a four year vesting schedule. The Company re-measures the fair value of these options each quarter using the Black-Scholes option pricing model and records the corresponding non-cash expense throughout the vesting period of these options. As a result, for the quarter ended March 31, 2003, the Company reduced additional paid in capital and deferred compensation by $137,000 and $126,000, respectively, and recorded a non-cash compensation credit in the statement of operations of $11,000.

On September 23, 2002, the Company repriced and/or exchanged certain options previously granted, pursuant to the Plans, to the Chief Executive Officer and Chief Financial Officer, which relate to a total of 850,000 shares of the Company’s common stock. The new exercise prices for these options are between $.5189 and $2.55 per share. As a result, the Company records the compensation expense over the vesting period and re-measures the intrinsic value of these options each period throughout the life of these options. As a result, for the quarter ended March 31, 2003, the Company reduced additional paid-in capital and deferred compensation by $1,761,000 and $1,621,000 respectively and recorded a non-cash compensation credit of $140,000 in the Statement of Operations. This re-measurement may result in unpredictable charges or credits to the statement of operations, which will depend on the fair value of the Company’s common stock.

(f)    Net Loss per Common Share

Basic and diluted net loss per share of the Company’s common stock are presented in conformity with SFAS No. 128, “Earnings per Share,” for all periods presented. For the periods represented, options, warrants and convertible securities were anti-dilutive and excluded from diluted earnings (loss) per share calculation. Accordingly, basic and diluted net loss per share of common stock has been computed by dividing the net loss applicable to common stockholders in each period by the weighted average number of shares of common stock outstanding during such period.

SONTRA MEDICAL CORPORATION

(A Development Stage Company)

Notes to Consolidated Financial Statements

March 31, 2003

(Unaudited)

(g)    Research and Development Expenses

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

(h)    Income Taxes

The Company accounts for federal and state income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes”. Under SFAS No. 109, deferred tax assets and liabilities are recognized based upon temporary differences between the financial statement and the tax basis of assets and liabilities. Deferred income taxes are based upon prescribed rates and enacted laws applicable to periods in which differences are expected to reverse. Valuation allowances are provided as needed to reduce deferred tax assets to the amount expected to be realized. SFAS No. 109 requires that a valuation allowance be recorded when it is more likely than not that some portion or all of the deferred tax assets will not be realized. Accordingly, since the Company cannot be assured of realizing the deferred tax asset, a full valuation allowance has been provided. No provision or benefit for federal or state income taxes has been recorded, as the Company has incurred a net loss for all periods presented.

(3)    MERGER AGREEMENT WITH SONTRA MEDICAL, INC.

On June 20, 2002, the Company consummated the Merger with SMI, pursuant to which SMI merged with and into a wholly-owned subsidiary of the Company. Subsequent to the consummation of the Merger, the Company changed its name to Sontra Medical Corporation and began operating in SMI’s line of business. For accounting purposes, the Merger was treated as a capital transaction and a recapitalization, whereby the historical financial statements of SMI became the historical financial statements of the Company. The accounting treatment for the recapitalization is similar to that resulting from a business combination, except that goodwill and other intangible assets were not recorded.

Pursuant to the recapitalization and in consideration for the $4,612,480 of net assets that SMI received from ChoiceTel on June 20, 2002, the shareholders of ChoiceTel were deemed, for accounting purposes, to have received 3,035,795 shares of SMI’s common stock. SMI incurred $480,500 of merger costs which was reflected as a reduction in paid-in capital. In addition, the preferred stockholders of SMI converted their shares of Series A Preferred Stock and Series B Preferred Stock into common stock of SMI. Thereafter, 32,227,829 shares of SMI’s common stock were exchanged at a ratio of 0.1927 for 6,210,289 shares of the Company’s common stock. In addition, all outstanding options of SMI were assumed by the Company in connection with the Merger with no modifications other than to reflect the exchange ratio. Upon completion of the Merger, 9,246,084 shares of the Company’s common stock were issued and outstanding, with the former ChoiceTel shareholders owning approximately 32.83% of the Company’s common stock and the former SMI shareholders owning approximately 67.17% of the Company’s outstanding common stock. The share data for all periods presented have been retroactively adjusted by the 0.1927 exchange ratio to reflect the recapitalization. Since the Merger date, certain adjustments including an additional litigation liability were made to the net assets of ChoiceTel. These adjustments which reduced net assets acquired by $182,434 were recorded as a reduction in additional paid in capital.

(4)    LITIGATION

Based on the Company’s activities in the public payphone market in Puerto Rico, commencing in August 2002, the Company has been participating in a lawsuit against GTE International Telecommunications, Inc. and Puerto Rico Telephone Company in the United States District Court for the District of Puerto Rico for violations of federal and Commonwealth antitrust laws, among others. The Company’s lawsuit is joined by two other Puerto Rican payphone providers, Pan American Telephone Co., Inc. and In Touch Telecommunications, Inc. The lawsuit alleges that Puerto Rico Telephone Company and its operating company, GTE International Telecommunications, Inc., engaged in a pattern of unlawful exclusionary acts in order to maintain its monopoly position in the market for the provision of payphones to payphone location owners in Puerto Rico. The defendants have filed a motion to dismiss the case. The Company has reached an agreement with plaintiff’s counsel in the case that limits the Company’s legal costs to $150,000 for this case in exchange for sharing a portion of any proceeds the Company may receive with plaintiff’s counsel. Under the agreement with Plaintiff’s counsel (as amended on each of April 4 and May 7, 2003), the Company deposited 33,529 shares of its common stock with an initial value of $150,000 in an escrow account. If the Company completes a financing before June 30, 2003 that raises at least $2 million then the Company is required

SONTRA MEDICAL CORPORATION

(A Development Stage Company)

Notes to Consolidated Financial Statements

March 31, 2003

(Unaudited)

to pay $150,000 in cash for legal fees and the escrow shares will be returned to the Company. If the financing is not completed before June 30, 2003, the Company is required to file a Registration Statement with the SEC by July 10, 2003 and register sufficient shares in plaintiff counsel’s name with a fair value of $150,000. Upon the effectiveness of the registration statement listing such shares, the Company will be required to issue a number of shares to the plaintiff’s counsel that will equal $150,000 divided by then price per share for the Company’s common stock. The May 7 amendment to the Company’s agreement with plaintiff’s counsel additionally provided that if the registration statement has not been declared effective by the SEC by August 30, 2003, then the Company will be obligated to pay a penalty to the Plaintiff’s counsel in the amount of $50,000, provided that the payment of such penalty shall not alter the Company’s obligation to have such registration statement declared effective.

(5)    COMMITMENTS

On January 24, 2003, the Company entered into a five-year lease agreement for 12,999 square feet of office, laboratory and manufacturing space in a single facility located at 10 Forge Parkway, Franklin, Massachusetts. Future minimum rental payments under this lease are approximately as follows:

Amount
For the years ended December 31,
2003	$142,000
2004	142,000
2005	163,000
2006	164,000
2007	172,000
Thereafter	33,000

Total	$816,000

Item 2.    Management’s Discussion and Analysis or Plan of Operation

Forward-Looking Statements

The following discussion of the consolidated financial condition and results of operations of the Company should be read in conjunction with the unaudited condensed consolidated financial statements and the related notes thereto included elsewhere in this Form 10-QSB. Except for the historical information contained herein, the following discussion, as well as other information in this report, contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended, and are subject to the “safe harbor” created by those sections. Some of the forward-looking statements can be identified by the use of forward-looking terms such as “believes,” “expects,” “may,” “will,” “should,” “could,” “seek,” “intends,” “plans,” “estimates,” “anticipates” or other comparable terms. Forward-looking statements involve inherent risks and uncertainties. A number of important factors could cause actual results to differ materially from those in the forward-looking statements. We urge you to consider the risks and uncertainties described in “Factors That May Affect Future Results” in this report. We have no plans to update our forward-looking statements to reflect events or circumstances after the date of this report. We caution readers not to place undue reliance upon any such forward-looking statements, which speak only as of the date made.

Overview

On June 20, 2002, we consummated the Merger with SMI, pursuant to which SMI merged with and into a wholly-owned subsidiary of the Company. Subsequent to the consummation of the Merger, we changed our name to Sontra Medical Corporation and began operating in SMI’s line of business. For accounting purposes, the Merger was treated as a capital transaction and a recapitalization, whereby the historical financial statements of SMI became the historical financial statements of the Company. The accounting treatment for the recapitalization is similar to that resulting from a business combination, except that goodwill and other intangible assets were not recorded. Because the financial results of the Company discussed herein reflect the historical results of only SMI prior to the Merger, and the combined company following the Merger on June 20, 2002, they do not include the historical financial results of ChioceTel prior to the consummation of the Merger. Accordingly, the financial results may not be indicative of future results or the historical results that would have resulted if the Merger has occurred at the beginning of a historical financial period.

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

On an historical basis, we have incurred net losses since the inception of SMI in 1996. As of March 31, 2003, we had an historical accumulated deficit of $16,494,000. Our losses have resulted principally from costs incurred in conjunction with our research and development initiatives. We expect additional losses in the foreseeable future primarily as a result of our research and development activities and other administrative-related expenses. As discussed below in the “Liquidity and Capital Resources” section of this Management Discussion and Analysis or Plan of Operations, we have sufficient cash on hand at March 31, 2003 to fund our operations only until June 30, 2003. We are actively seeking to procure additional financing or investment, or strategic investment, adequate to fund our ongoing operations. If we are not able to raise substantial additional capital, via a private financing or investment, strategic partnership or otherwise, we will not have sufficient capital to fund our operations beyond June 30, 2003, and continue to function as a going concern. The uncertainty related to procuring additional financing caused our auditor, in their audit report on the financial statements for the year ended December 31, 2002, to raise substantial doubt about our ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Critical Accounting Policies

Financial Reporting Release No. 60, which was recently issued by the Securities and Exchange Commission, requires all registrants to discuss critical accounting policies or methods used in the preparation of the financial statements. Management has determined that, at this stage of development, its only critical accounting policy relates to the accounting for equity instruments. As described in more detail in the notes to the consolidated financial statements, the Company has elected to continue to apply the provisions of APB No. 25 rather than adopt SFAS No. 123. This means that for options granted to employees and board members with an exercise price equal to the fair value on the grant date, the Company does not record any compensation expense in its consolidated financial statements. For options granted to non-employees, the Company is required to make a number of estimates in order to determine the fair value of the options. These estimates include a risk-free interest rate, the volatility of the Company’s stock and, in certain cases, expectations about the number of shares that will eventually vest.

Further, we have made a number of estimates and assumptions that affect reported amounts of assets, liabilities and expenses, and actual results may differ from those estimates. As we are a development stage company, the areas that require the greatest degree of management judgment are the assessment of the recoverability of long-lived assets, intellectual property, and the realization, if any, of our net deferred tax assets.

We believe that full consideration has been given to all relevant circumstances that we may be subject to, and the financial statements accurately reflect our best estimate of the results of operations, financial position and cash flows for the periods presented.

Results of Operations

Comparison of the quarters ended March 31, 2003 and 2002

Research and Development Expenses.    Research and development expenses increased by $107,000 to $541,000 for the quarter ended March 31, 2003 from $434,000 for the quarter ended March 31, 2002. This increase was primarily attributable to product development and clinical costs for the Company’s Symphony Diabetes Management System.

General and Administrative Expenses.    General and administrative expenses increased by $213,000 to $418,000 for the quarter ended March 31, 2003 from $205,000 for the quarter ended March 31, 2002. The increase was attributable to the hiring of additional members of the Company’s senior management team in June of 2002 as well as expenses related to the filing and reporting obligations of a public company.

Interest Income.    Interest income was $9,000 for the quarter ended March 31, 2003 compared to interest income of $1,000 for the quarter ended March 31, 2002. This increase in interest income is attributable to the Company having a larger average cash balance in 2003 compared to 2002.

Liquidity and Capital Resources

We are a development stage company and, on an historical basis, have financed our operations, since the inception of SMI, primarily through private sales of preferred stock, the issuance of convertible promissory notes, and the cash received in connection with the Merger. As of March 31, 2003, we had $1,292,000 of cash and cash equivalents.

Net cash used in operating activities was $745,000 for the three months ended March 31, 2003. The net loss for the three months ended March 31, 2003 was $952,000 and included in this loss were non-cash expenses of $56,000 for depreciation and amortization and a $151,000 non-cash benefit for stock compensation. Also, an increase in accounts payable provided $231,000 of operating cash.

Net cash used in investing activities was $213,000 for the three months ended March 31, 2003. Purchases of property and equipment, primarily related to the build-out of the Company’s new office space, used $196,000 of cash. There was a $49,000 increase in restricted cash due to cash collateralizing a letter of credit related to the new office space offset by a decrease in long term assets of $32,000 representing the deposit on the Company’s former office space.

As discussed above, as of March 31, 2003, we had an accumulated deficit of $16,494,000 from an historical accounting perspective. We expect that the cash and cash equivalents of $1,292,000 at March 31, 2003 will be sufficient to meet our cash requirements only through June 2003. We have recently reduced our headcount and are implementing other cost reductions and are actively seeking to procure additional financing or investment, or strategic investment, adequate to fund our ongoing operations. If we are not able to raise substantial additional capital, we will not have sufficient capital to fund our operations beyond June 30, 2003 and to continue to function as a going concern. If we are unable to raise sufficient additional financing before June 30, 2003, we may have to cease operations. Even if we obtain funding sufficient to continue functioning as a going concern beyond June 30, 2003, we will be required to raise a substantial amount of capital in the future in order to reach profitability and to complete the commercialization of our products. Our ability to fund these future capital requirements will depend on many factors, including the following:

•	our ability to obtain funding from third parties, including any future collaborative partners;

•	our progress on research and development programs and pre-clinical and clinical trials;

•	the time and costs required to gain regulatory approvals;

•	the costs of manufacturing, marketing and distributing our products, if successfully developed and approved;

•	the costs of filing, prosecuting and enforcing patents, patent applications, patent claims and trademarks;

•	the status of competing products; and

•	the market acceptance and third-party reimbursement of our products, if successfully developed and approved.

Factors That May Affect Future Results

The Company operates in a rapidly changing environment that involves a number of risks, some of which are beyond our control. The following discussion highlights some of these risks, which may adversely affect our future operating results.

We have a history of operating losses, and we expect our operating losses to continue for the foreseeable future.

From an historical accounting perspective, we have generated limited revenues and have had operating losses since our inception. Our historical accumulated deficit was approximately $16,494,000 as of March 31, 2003. It is possible that the Company will never generate any additional revenue or generate enough additional revenue to achieve profitability. Even if the Company obtains profitability, it may not be able to sustain or increase profitability. We expect our operating losses to continue for the foreseeable future as we continue to expend substantial resources to conduct research and development, feasibility and clinical studies, obtain regulatory approvals for specific use applications of our SonoPrep® technology, identify and secure collaborative partnerships, and manage and execute its obligations in strategic collaborations.

Our independent accountants have noted concerns about our ability to continue as a going concern in their report on our audited financial statements for the year ended December 31, 2002, which may have an adverse impact on our ability to raise necessary additional capital and on our stock price.

The Company has generated limited revenue since inception (from an historical accounting perspective), and does not expect to generate revenues in the near future. Our development efforts to date have consumed and will continue to require substantial amounts of capital to complete the development of its SonoPrep® technology and to meet other cash requirements in the future. Based on our current operating plan, we will be required to raise additional funds prior to June 30, 2003 through public or private financing, collaborative relationships or other arrangements the source of which is currently unknown. We are implementing measures to decrease our operating expenses and are actively seeking to procure additional financing or investment, or strategic investment, adequate to fund our ongoing operations, and have engaged an investment banking firm to assist us in these efforts. However, raising capital has become increasingly difficult for many companies. Any future equity financing, if available, may result in substantial dilution to existing shareholders, and debt financing, if available, may include restrictive covenants or may require us to grant a lender a security interest in our assets. To the extent that we attempt to raise additional funds through third party collaborations and/or licensing arrangements, we may be required to relinquish some rights to our technologies or products currently in various stages of development, or grant licenses on terms that are not favorable to the Company. If the Company is unable to raise sufficient additional financing, we may not be able to sustain our operations.

Given these future capital requirements, our auditors have added a “going concern” paragraph to their audit report for our financial statements for the fiscal year ended December 31, 2002. A “going concern” paragraph with an audit opinion means that the auditor has identified certain conditions or events that indicate there could be substantial doubt about our ability to continue as a going entity for a period of one year from the date of the financial statements. The inclusion of this explanatory paragraph in the report of our auditors on our 2002 financial statements may have an adverse impact on our ability to raise necessary additional capital and on our stock price. We cannot assure you that we will be able to continue as a going concern. Even if we successfully raise adequate financing to continue as a going concern beyond June 30, 2003, we will need substantial additional capital to reach product commercialization and profitability. It must be noted by our current and future investors that any failure by the Company to timely procure additional financing or investment adequate to fund the Company’s ongoing operations, including planned product development initiatives and clinical studies, will have material adverse consequences on the Company’s business operations and as a result, on our consolidated financial condition, results of operations and cash flows.

We have limited publicly available historical financial information, which makes it difficult to evaluate our business.

As indicated above, for accounting purposes, the Merger with SMI was treated as a capital transaction and a recapitalization, whereby the historical financial statements of SMI became the historical financial statements of the Company. Accordingly, the financial results of the Company discussed herein reflect the historical results of only SMI prior to the Merger, and the combined company following the Merger on June 20, 2002. Because limited publicly available historical financial information is available on our business, it may be difficult to evaluate our business and prospects. Our business and prospects must be considered in light of the substantial risks, expenses, uncertainties and difficulties encountered by entrants into the medical device industry, which is characterized by increasingly intense competition and a high failure rate. To date, we have engaged primarily in research and development efforts, prototype development and testing, and human clinical feasibility studies. Our results of operations will depend on, among other things, the following factors:

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

The Company’s stockholder’s equity is less than the $2,500,000 minimum requirement for continued listing on the NASDAQ SmallCap Market and there can be no assurance that the Company will raise sufficient capital to comply with this standard.

Our common stock is currently listed for trading on the Nasdaq SmallCap Market. Prior to the Merger, Nasdaq notified the Company that it was in danger of falling out of compliance with the continued listing requirements of the Nasdaq SmallCap Market. On September 6, 2002, Nasdaq notified the Company that it had determined that the Company satisfied the requirements for continued listing at that time. On April 3, 2003, the Company received a letter from Nasdaq stating that the Company’s stockholder’s equity of $1,972,985, as of December 31, 2002, was less than the minimum Nasdaq SmallCap listing requirement of $2,500,000 and requested that the Company provide a plan for regaining compliance with this standard. The Company, on April 24, 2003, provided Nasdaq with its plan for compliance with the stockholders’ equity standard, but has not yet received notification whether Nasdaq will accept this plan and continue the listing of the Company’s common stock pending the successful implementation of this plan. There is no assurance that the Company will successfully implement its plan to raise the capital necessary to comply with this standard or that we will be able to continue to comply with the other continued listing requirements.

If we fail to obtain additional financing or investment, as discussed in the section of this Management’s Discussion and Analysis or Plan of Operations entitled “Liquidity and Capital Resources” above, and fail to otherwise regain compliance with the stockholders’ equity standard, it is likely the Company will be removed from the Nasdaq SmallCap Market. If our common stock is removed from the Nasdaq SmallCap Market, our shareholders’ ability to sell, or obtain quotations of the market value of, shares of our common stock would be severely limited. In addition, the delisting of our common stock from Nasdaq’s SmallCap Market would significantly impair our ability to raise capital in the public markets in the future.

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

Our products under development have a high risk of failure because they are in the early stages of development. To date, we have only tested the feasibility of our SonoPrep® technology for various applications, including glucose monitoring, transdermal drug delivery and certain aesthetic applications. Although the Company has filed a 510(k) application seeking marketing clearance from the FDA for our SonoPrep® device for use in electrophysiology applications, none of the products currently being developed by the Company have received regulatory approval or clearance for commercial sale. Substantial expenditures for additional research and development, including feasibility studies, pre-clinical studies and clinical testing, the establishment of collaborative partnerships and regulatory, manufacturing, sales and marketing activities by collaborative partners will be necessary before commercial production of any of our technologies or their incorporation into products of third parties. Our future prospects are substantially dependent on forming collaborative partnerships, further developing our products and obtaining favorable results from pre-clinical studies and clinical trials and satisfying regulatory standards and approvals required for the market introduction of the SonoPrep® device and Symphony™ Diabetes Management System.

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

Even if we receive 510(k) clearance or PMA approval, there can be no assurance that the FDA will not impose strict labeling or other requirements as a condition of our clearance or approval, any of which could limit our ability to market our products under development. Further, if we wish to modify a product after FDA clearance or approval, including changes in indications or other modifications that could affect safety and efficacy, additional clearances or approvals could be required from the FDA. Any request by the FDA for additional data or any requirement by the FDA that we conduct additional clinical studies could significantly delay the commercialization of our products and require us to make substantial additional research, development and other expenditures by the Company. Similarly, any labeling or other conditions or restrictions imposed by the FDA on the marketing of our potential products could hinder the Company’s ability to effectively market these products.

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

While, under the license agreement, we have the right to advise and cooperate in MIT with the prosecution and maintenance of the foregoing patents, we do not control the prosecution of such patents or the strategy for determining when such licensed patents should be enforced. Instead, the Company relies upon MIT to determine the appropriate strategy for prosecuting and enforcing these patents. If MIT does not adequately protect or enforce our patent rights, our ability to manufacture and market our products, currently in various stages of development, would be adversely affected.

We will need to obtain and protect the proprietary information on which our SonoPrep® technology relies.

We have an exclusive license from MIT on eight issued patents in the United States, three issued foreign patents, one pending U.S. patent and three pending foreign patent applications, and as of May 15, 2003, we owned three issued patents and seven pending patent applications in the United States and sixteen PCT pending foreign applications. We can provide no assurance that patents will be issued from the patent applications, or, if issued, that they will be issued in a form that will be advantageous to the Company.

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

Our common stock reached a high of $5.70 per share and traded as low as $.83 per share between June 20, 2002 and May 9, 2003. Since the consummation of the Merger on June 20, 2002, the volume of trading in our common stock has been limited and fluctuations in price have been volatile. The trading price of the our common stock is expected to continue to fluctuate in the future as a result of a number of factors, many of which are outside our control, including:

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

Shares eligible for future sale by our current stockholders may adversely affect our stock price.

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

To successfully commercialize our SonoPrep® device and Symphony™ Diabetes Management System, we will have to manufacture or engage others to manufacture the particular device in compliance with regulatory requirements. We have limited manufacturing experience that would enable us to make products in the volumes that would be necessary for us to achieve significant commercial sales, and there can be no assurance that we will be able to establish and maintain reliable, efficient, full scale manufacturing at commercially reasonable costs, in a timely fashion. Difficulties we encounter in manufacturing scale-up, or our failure to implement and subsequently maintain our manufacturing facilities in accordance with good manufacturing practice regulations, international quality standards or other regulatory requirements, could result in a delay or termination of production. Companies, and especially small companies in the medical device field, often encounter these types of difficulties in scaling up production, including problems involving production yield, quality control and assurance, and shortages of qualified personnel.

We may be subject to litigation or other proceedings relating to its patent rights.

The medical device industry has experienced extensive litigation regarding patents and other intellectual property rights. In addition, the United States Patent and Trademark Office may institute litigation or interference proceedings against the Company. The defense and prosecution of intellectual property proceedings are both costly and time consuming.

Litigation may be necessary to enforce patents issued to the Company, to protect trade secrets or know how owned by or licensed to the Company or to determine the enforceability, scope and validity of the proprietary rights of others. Any litigation or interference proceedings involving the Company may require us to incur substantial legal and other fees and expenses. Such proceedings would also be time consuming and can be a significant distraction for employees and management, resulting in slower product development and delays in commercialization. In addition, an adverse determination in litigation or interference proceedings could subject the Company to significant liabilities to third parties, require us to obtain licenses from third parties or prevent it from selling our products, once developed, in certain markets, or at all, which would have a material adverse effect on our business, financial condition and results of operations.

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

These companies are already producing and marketing glucose monitoring or drug delivery products, are either publicly traded or a division of a publicly traded company, and enjoy several competitive advantages over the Company. In addition, several our competitors have products in various stages of development and commercialization similar to our SonoPrep® device and Symphony™ Diabetes Management System. At any time, these companies and others may develop products that compete directly with our proposed product concepts. In addition, many of our competitors have resources allowing them to spend significantly greater funds for the research, development, promotion and sale of new or existing products, thereby allowing them to respond more quickly to new or emerging technologies and changes in customer requirements. For all of the foregoing reasons, we may not be able to compete successfully against our current and future competitors. If any of our competitors succeeds in developing a commercially viable product and obtaining government approval, the business, financial condition and results of operations of the Company would be materially adversely affected.

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

Our officers and directors beneficially own approximately 48.8% of the outstanding shares of our common stock. Accordingly, our officers and directors will have significant influence over the outcome of any corporate transaction or other matters submitted to the shareholders for approval, including mergers, consolidations and the sale of all or substantially all of the Company’s assets, and also could prevent or cause a change in control. Third parties may be discouraged from making a tender offer or bid to acquire the Company because of this concentration of ownership.

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

We will not be able to obtain the consent of Arthur Andersen LLP, SMI’s former auditors, to the inclusion of their audit report with respect to our historical audited financial statements in our relevant current and future filings.

Prior to August 14, 2002, Arthur Andersen LLP (“Arthur Andersen”) served as our independent auditors. On March 14, 2002, Arthur Andersen was indicted on federal obstruction of justice charges arising from the government’s investigation of Enron Corporation and on June 15, 2002, Arthur Andersen was found guilty. Arthur Andersen informed the SEC that it would cease practicing before the SEC by August 31, 2002, unless the SEC determined that another date was appropriate. On August 14, 2002, we dismissed Arthur Andersen and retained Wolf & Company, P.C., as our independent auditors for our current fiscal year ended December 31, 2002. SEC rules require us to present historical audited financial statements in various SEC filings, such as registration statements, along with Arthur Andersen’s consent to our inclusion of Arthur Andersen’s audit report in those filings. Since our former engagement partner and audit manager have left Arthur Andersen and in light of the announced cessation of Arthur Andersen’s SEC practice, we will not be able to obtain the consent of Arthur Andersen to the inclusion of Arthur Andersen’s audit report in our relevant current and future filings. The SEC has provided regulatory relief designed to allow companies that file reports with the SEC to dispense with the requirement to file a consent of Arthur Andersen in certain circumstances, but purchasers of securities sold under our registration statements, which were not filed with the consent of Arthur Andersen to the inclusion of Arthur Andersen’s audit report will not be able to sue Arthur Andersen pursuant to Section 11(a)(4) of the Securities Act of 1933, as amended, and therefore the purchasers’ right of recovery under that section may be limited as a result of the lack of our ability to obtain Arthur Andersen’s consent.

Item 3.    Controls and Procedures

Within 90 days prior to the filing date of this report on Form 10-QSB, the Company carried out an evaluation, under the supervision and with the participation of the Company’s principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as defined in Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on this evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information required to be included in the Company’s reports filed or submitted under the Exchange. Since this evaluation, there have not been any significant changes in the Company’s internal controls or in other factors that could significantly affect those controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

Part II—Other Information

Item 1.    Legal Proceedings

Based on the Company’s activities in the public payphone market in Puerto Rico, commencing in August 2002, the Company has been participating in a lawsuit against GTE International Telecommunications, Inc. and Puerto Rico Telephone Company in the United States District Court for the District of Puerto Rico for violations of federal and Commonwealth antitrust laws, among others. The Company’s lawsuit is joined by two other Puerto Rican payphone providers, Pan American Telephone Co., Inc. and In Touch Telecommunications, Inc. The lawsuit alleges that Puerto Rico Telephone Company and its operating company, GTE International Telecommunications, Inc., engaged in a pattern of unlawful exclusionary acts in order to maintain its monopoly position in the market for the provision of payphones to payphone location owners in Puerto Rico. Along with its co-plaintiffs, the Company is seeking monetary damages and injunctive relief. The defendants have filed a motion to dismiss the case. The Company has reached an agreement with plaintiff’s counsel in the case that limits the Company’s legal costs to $150,000 for this case in exchange for sharing a portion of any proceeds the Company may receive with plaintiff’s counsel. Under the agreement with Plaintiff’s counsel (as amended on April 4 and May 7, 2003), the Company deposited 33,529 shares of its common stock with an initial value of $150,000 in an escrow account. This agreement, as amended, provides that if the Company completes a financing before June 30, 2003 that raises at least $2 million then the Company is required to pay $150,000 in cash for legal fees and the escrow shares will be returned to the Company. If the financing is not completed before June 30, 2003, the Company is required to file a Registration Statement with the SEC by July 10, 2003 and register in plaintiff counsel’s name sufficient shares with a fair value of $150,000. Upon the effectiveness of the registration statement listing such shares, the Company will be required to issue a number of shares to the plaintiff’s counsel that will equal $150,000 divided by then price per share for the Company’s common stock. The May 7 amendment to the Company’s agreement with plaintiff’s counsel additionally provided that if the registration statement has not been declared effective by the SEC by August 30, 2003, then the Company will be obligated to pay a penalty to the plaintiff’s counsel in the amount of $50,000, provided that the payment of such penalty shall not alter the Company’s obligation to have such registration statement declared effective.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SONTRA MEDICAL CORPORATION

Date: May 15, 2003	By:	/s/ Thomas W. Davison
Thomas W. Davison President and Chief Executive Officer

Date: May 15 , 2003	By:	/s/ Sean F. Moran
Sean F. Moran Chief Financial Officer

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

Date: May 15, 2003

By: /s/ Thomas W. Davison

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

Date: May 15, 2003

By: /s/ Sean F. Moran

Sean F. Moran

Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description of Document

99.1	Certification Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2	Certification Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.