Form 10QSB
period 2003-06-30
SONTRA MEDICAL CORP
filed 2003-08-14
CIK 1031927

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

Commission File Number: 000-23017

SONTRA MEDICAL CORPORATION

(Exact name of registrant as specified in its charter)

MINNESOTA	41-1649949

(State or other jurisdiction of Incorporation or organization)	(I.R.S. Employer Identification Number)

10 Forge Parkway, Franklin, MA	02038

(Address of principal executive offices)	(Zip Code)

(508) 553-8850

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

As of August 11, 2003, the Registrant had 9,458,917 shares of Common Stock outstanding.

Transitional Small Business Disclosure Format (Check one):    Yes ☐     No ☒

SONTRA MEDICAL CORPORATION

FORM 10-QSB INDEX

Page Number
Part I—Financial Information

Item 1. Consolidated Financial Statements

Consolidated Balance Sheets as of June 30, 2003 (Unaudited) and December 31, 2002	3

Consolidated Statements of Loss for the Three and Six Months Ended June 30, 2003 and 2002 and for the Cumulative Period from Inception (January 29, 1996) to June 30, 2003 (Unaudited)	4

Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2003 and 2002 and for the Cumulative Period from Inception (January 29, 1996) to June 30, 2003 (Unaudited)	5

Notes to Consolidated Financial Statements (Unaudited)	6

Item 2. Management’s Discussion and Analysis or Plan of Operation	11

Item 3. Controls and Procedures	18

Part II—Other Information

Item 1. Legal Proceedings	18

Item 4. Submission of Matters to a Vote of Security Holders	18

Item 6. Exhibits and Reports on Form 8-K	19

Signatures	20

SONTRA MEDICAL CORPORATION

(A Development Stage Company)

Consolidated Balance Sheets

	As of
	June 30, 2003	December 31, 2002
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$674,811	$2,231,104
Prepaid expenses and other current assets	44,480	138,454

Total current assets	719,291	2,369,558

Property and Equipment, at cost
Computer equipment	162,407	154,479
Office and laboratory equipment	406,495	383,807
Furniture and fixtures	14,288	14,071
Leasehold improvements	161,802	287,035

	744,992	839,392

Less-accumulated depreciation and amortization	(430,477)	(644,055)

Net property and equipment	314,515	195,337
Restricted Cash	148,746	100,000
Other Assets	—	31,675

Total Assets	$1,182,552	$2,696,570

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$577,697	$169,368
Accrued expenses	546,052	554,217

Total current liabilities	1,123,749	723,585

Stockholders’ Equity:
Common stock, $0.01 par value, Authorized 40,000,000 shares at June 30, 2003 and 20,000,000 shares at December 31, 2002, issued and outstanding 9,387,595 shares at June 30, 2003 and 9,355,880 at December 31, 2002	93,876	93,559
Additional paid-in capital	17,960,335	19,473,410
Deferred stock-based compensation	(423,253)	(2,033,765)
Subscriptions receivable	(17,294)	(17,294)
Deficit accumulated during the development stage	(17,554,861)	(15,542,925)

Total stockholders’ equity	58,803	1,972,985

Total liabilities and stockholders’ equity	$1,182,552	$2,696,570

The accompanying notes are an integral part of these consolidated financial statements.

SONTRA MEDICAL CORPORATION

(A Development Stage Company)

Consolidated Statements of Loss

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,		Cumulative Period From Inception (January 29, 1996) to June 30, 2003
	2003	2002	2003	2002
Revenue	$—	$—	$—	$—	$2,895,927

Operating Expenses:
Research and development	432,496	426,255	973,848	860,624	10,157,366
General and administrative	631,792	621,296	1,050,225	826,380	8,955,862

Total operating expenses	1,064,288	1,047,551	2,024,073	1,687,004	19,113,228

Loss from operations	(1,064,288)	(1,047,551)	(2,024,073)	(1,687,004)	(16,217,301)

Interest income	3,031	1,596	12,137	2,726	532,806
Interest expense	—	—	—	—	(1,298,135)

Net loss	(1,061,257)	(1,045,955)	(2,011,936)	(1,684,278)	(16,982,630)

Accretion of dividend on Series B
Redeemable Convertible Preferred Stock	—	(53,126)	—	(148,101)	(483,906)

Net loss applicable to common shareholders	$(1,061,257)	$(1,099,081)	$(2,011,936)	$(1,832,379)	$(17,466,536)

Net loss per common share, basic and diluted	$(0.11)	$(0.27)	$(0.21)	$(0.55)

Basic and diluted weighted average common shares outstanding	9,376,808	4,028,525	9,368,917	3,324,701

The accompanying notes are an integral part of these consolidated financial statements.

SONTRA MEDICAL CORPORATION

(A Development Stage Company)

Consolidated Statements of Cash Flows

	Six Months Ended June 30,		Cumulative Period From Inception (January 29, 1996) to June 30, 2003
	2003	2002
	(unaudited)	(unaudited)	(unaudited)
Cash Flows From Operating Activities:
Net loss	$(2,011,936)	$(1,684,278)	$(16,982,630)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	87,068	67,403	780,391
Gain on sale of property and equipment	(4,239)	—	(4,239)
Stock based compensation	52,107	300,000	707,238
Stock issued to 401(k) plan	21,494	—	35,748
Amortization of discount on convertible promissory notes	—	—	1,200,000
Changes in assets and liabilities:
Prepaid expenses and other current assets	93,974	(139,855)	(44,480)
Accounts payable	408,329	(55,576)	577,698
Accrued expenses	5,121	68,851	345,363

Net cash used in operating activities	(1,348,082)	(1,443,455)	(13,384,911)

Cash Flows from Investing Activities:
Purchase of property and equipment	(218,307)	(42,941)	(1,134,276)
Sale of fixed assets	16,300	8,428	52,458
(Increase) decrease in restricted cash	(48,746)	10,500	(148,746)
Decrease in other assets	31,675	—	—

Net cash used in investing activities	(219,078)	(24,013)	(1,230,564)

Cash Flows From Financing Activities
Proceeds from equipment loan	—	—	491,032
Repayment of equipment loan	—	—	(491,032)
Net proceeds from the sale of common stock	—	—	331,726
Cash received and adjustments to net assets related to ChoiceTel merger	—	4,693,220	4,329,989
Net proceeds from the sale of preferred stock	—	980,107	9,365,091
Proceeds from issuance of Series B stock	—	—	1,700,000
Proceeds from stock option exercise	10,867	6,748	135,211
Distribution to shareholders	—	—	(572,231)
Payment of subscription receivable	—	—	500

Net cash provided by financing activities	10,867	5,680,075	15,290,286

Net Increase (Decrease) in Cash and cash equivalents	(1,556,293)	4,212,607	674,811
Cash and cash equivalents, beginning of period	2,231,104	381,067	—

Cash and cash equivalents, end of period	$674,811	$4,593,674	$674,811

Supplemental Disclosure of Non Cash Financing Transactions:
Conversion of note in Series A pfd stock	—	—	$500,000

Conversion of note in Series B pfd stock	—	—	$1,200,000

Accretion of dividend on Series B pfd stock	—	$148,101	$248,998

Issuance of common stock in connection with the convertible promissory notes	—	—	$600,000

Beneficial conversion feature on convertible promissory notes	—	—	$600,000

Conversion of Series A and B Preferred Stock into common stock	—	—	$11,548,997

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	—	—	$153,371

The accompanying notes are an integral part of these consolidated financial statements.

SONTRA MEDICAL CORPORATION

(A Development Stage Company)

Notes to Consolidated Financial Statements

June 30, 2003

(Unaudited)

(1)    ORGANIZATION AND BASIS OF PRESENTATION

On June 20, 2002, the Company (previously operating under the name ChoiceTel Communications, Inc. (“ChoiceTel”)) consummated the Merger with Sontra Medical, Inc (“SMI”), pursuant to which SMI merged with and into a wholly-owned subsidiary of the Company (the “Merger”). Subsequent to the consummation of the Merger, the Company changed its name to Sontra Medical Corporation and began operating in SMI’s line of business. For accounting purposes, the Merger was treated as a capital transaction and a recapitalization, whereby the historical financial statements of SMI became the historical financial statements of the Company. Accordingly, from an historical accounting perspective, the period from inception for the Company begins on January 29, 1996, upon the inception of SMI. The accounting treatment for the recapitalization is similar to that resulting from a business combination, except that goodwill and other intangible assets were not recorded. Because the financial statements of the Company presented above only reflect the historical results of SMI prior to the Merger, and of the combined entities following the Merger, they do not include the historical financial results of ChoiceTel prior to the consummation of the Merger on June 20, 2002. Accordingly, the financial statements may not be indicative of future results of operations or the historical results that would have resulted if the Merger had occurred at the beginning of a historical financial period.

The condensed consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). These consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, SMI. All significant inter-company balances and transactions have been eliminated in consolidation. These financial statements should be read in conjunction with the Company’s audited financial statements and related footnotes for the fiscal year ended December 31, 2002, which are included in the Company’s Annual Report on Form 10-KSB filed with the SEC on March 31, 2003. In the opinion of the Company’s management, the unaudited condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and include all adjustments (consisting only of normal recurring accruals) necessary to present fairly the Company’s financial position as of June 30, 2003 and the results of operations and cash flows for the three months and six months ended June 30, 2003 and 2002. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the relevant SEC rules and regulations. However, the Company believes that its disclosures are adequate to make the information presented not misleading. The results of operations for the interim periods are not necessarily indicative of the results of operations for the full fiscal year or any other interim period.

The Company is a development stage medical device company engaged in the development of transdermal diagnostic and drug delivery products based on its SonoPrep® ultrasonic skin permeation technology. On an historical basis since its inception, the Company has devoted substantially all of its efforts toward product research and development, raising capital and marketing products under development. The Company has incurred significant losses from operations since its inception and has primarily funded these losses through issuances of equity and convertible promissory notes. The Company’s cash and cash equivalents balance was approximately $675,000 at June 30, 2003 and as of this date current liabilities exceeded its current assets by $405,000. The Company will need an immediate infusion of cash to continue its operations. The Company is actively seeking to procure additional financing or investment, or strategic investment, adequate to fund its ongoing operations. (See Note 6). If the Company is not able to raise substantial additional capital before September 30, 2003, via a private financing or investment, strategic partnership or otherwise, it will not be able to continue its operations. The uncertainty related to procuring additional financing caused the Company’s auditor, in their audit report on the financial statements for the year ended December 31, 2002, to raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

SONTRA MEDICAL CORPORATION

(A Development Stage Company)

Notes to Consolidated Financial Statements

June 30, 2003

(Unaudited)

(2)    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying financial statements reflect the application of certain accounting policies as described in this note and elsewhere in the accompanying financial statements.

(a)	Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant changes in the near term relate to the recoverability of long-lived assets, value of intellectual property and the realizability of deferred tax assets.

(b)    Cash and Cash Equivalents

The Company considers all highly liquid investments with maturities of ninety days or less to be cash equivalents. Cash equivalents consist primarily of money market funds as of June 30, 2003 and December 31, 2002.

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

(e)    Stock-Based Compensation

In December 2002, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 148, “Accounting for Stock-Based Compensation —Transition and Disclosure, an Amendment of FASB Statement No. 123.” This Statement provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends disclosure requirements to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results.

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

SONTRA MEDICAL CORPORATION

(A Development Stage Company)

Notes to Consolidated Financial Statements

June 30, 2003

(Unaudited)

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

	Three months ended June 30,		Six months ended June 30,
	2003	2002	2003	2002
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Net loss, as reported	$(1,061,257)	$(1,045,955)	$(2,011,936)	$(1,684,278)
Add: stock-based employee compensation expense included in reported loss	203,262	300,000	52,107	300,000
Deduct: Total stock-based employee compensation determined under fair value based methods for all awards	(187,252)	(816,087)	(488,987)	(820,066)

Pro forma net loss	$(1,045,247)	$(1,562,042)	$(2,448,816)	$(2,204,344)

Basic and diluted net loss per common share–as reported	$(0.11)	$(0.27)	$(0.21)	$(0.55)

Basic and diluted net loss per common share–pro forma	$(0.11)	$(0.40)	$(0.26)	$(0.71)

In 1997, the Company adopted the 1997 Long-term Incentive and Stock Option Plan (the “1997 Plan”). Pursuant to the 1997 Plan, the Board of Directors (or committees and/or executive officers delegated by the Board) may grant incentive and nonqualified stock options to the Company’s employees, officers, directors, consultants and advisors. The Company has reserved an aggregate of 1,500,000 shares of common stock for issuance upon exercise of options granted under the 1997 Plan. As of June 30, 2003, there were options to purchase an aggregate of 1,394,281 shares of common stock outstanding under the 1997 Plan, and 27,179 shares available for option grants thereunder.

In connection with the Merger, the Company assumed all outstanding options under the 1999 Sontra Medical, Inc. Stock Option and Incentive Plan (the “1999 Plan”). The Company may not grant any additional options under the 1999 Plan. The Company assumed options to purchase an aggregate of 845,172 shares of common stock under the 1999 Plan. As of June 30, 2003, there were options to purchase an aggregate of 765,177 shares of common stock outstanding under the 1999 Plan.

In 2003, the Company adopted the 2003 Stock Option and Incentive Plan (the “2003 Plan”). Pursuant to the 2003 Plan, the Board of Directors (or committees and/or executive officers delegated by the Board) may grant incentive and nonqualified stock options, restricted stock and other stock-based awards to the Company’s employees, officers, directors, consultants and advisors. The Company has initially reserved an aggregate of 750,000 shares of common stock for issuance upon exercise of options granted under the 2003 Plan. The 2003 Plan provides that the number of shares authorized for issuance will automatically increase each January 1 (beginning in 2004) by the greater of 4% of the outstanding number of shares of common stock on the immediately preceding December 31 or the aggregate number of shares made subject to equity-based awards during the one year prior to such January 1;  or, in either case, such lesser number as may be approved by the Board. The maximum aggregate number of shares that may be authorized for issuance under the 2003 Plan for all periods is 2,500,000. As of June 30, 2003, there were options to purchase an aggregate of 290,000 shares of common stock outstanding under the 2003 Plan, and 460,000 shares available for option grants thereunder.

On July 24, 2002 the Company granted an option to purchase 50,000 shares of common stock to a member of the Scientific Advisory Board with a four year vesting schedule. On May 21, 2003 the Company granted an option to purchase 50,000 shares of common stock to a member of the Scientific Advisory Board with a four year vesting schedule. The Company re-measures the fair value of these options each quarter using the Black-Scholes option pricing model and records the corresponding non-cash expense throughout the vesting period of these options. As a result, for the quarter ended June 30, 2003, the Company increased additional paid-in capital and deferred compensation by $99,000 and $85,000, respectively, and recorded a non-cash compensation charge in the Statement of Loss of $14,000.

SONTRA MEDICAL CORPORATION

(A Development Stage Company)

Notes to Consolidated Financial Statements

June 30, 2003

(Unaudited)

On September 23, 2002, the Company repriced and/or exchanged certain options previously granted, pursuant to the Plans, to the Chief Executive Officer and Chief Financial Officer, which relate to a total of 850,000 shares of the Company’s common stock. The new exercise prices for these options are between $.5189 and $2.55 per share. As a result, the Company records the compensation expense over the vesting period and re-measures the intrinsic value of these options each period throughout the life of these options. As a result, for the quarter ended June 30, 2003, the Company increased additional paid-in capital and deferred compensation by $112,000 and $52,000 respectively and recorded a non-cash compensation charge of $60,000 in the Statement of Loss. This re-measurement may result in unpredictable charges or credits to the statement of operations, which will depend on the fair value of the Company’s common stock.

On May 21, 2003 the Company granted options to purchase a total of 60,000 shares of Common Stock at an exercise price of $0.10 per share to two Board members that had provided consulting services to the Company. These options were fully vested upon grant. In the quarter ended June 30, 2003 the Company recorded additional paid-in capital and a non-cash compensation charge to the Statement of Loss of $130,000.

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

(h)    Income Taxes

The Company accounts for federal and state income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes.” Under SFAS No. 109, deferred tax assets and liabilities are recognized based upon temporary differences between the financial statement and the tax basis of assets and liabilities. Deferred income taxes are based upon prescribed rates and enacted laws applicable to periods in which differences are expected to reverse. Valuation allowances are provided as needed to reduce deferred tax assets to the amount expected to be realized. SFAS No. 109 requires that a valuation allowance be recorded when it is more likely than not that some portion or all of the deferred tax assets will not be realized. Accordingly, since the Company cannot be assured of realizing the deferred tax asset, a full valuation allowance has been provided. No provision or benefit for federal or state income taxes has been recorded, as the Company has incurred a net loss for all periods presented.

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

Pursuant to the recapitalization and in consideration for the $4,612,480 of net assets that SMI received from ChoiceTel on June 20, 2002, the shareholders of ChoiceTel were deemed, for accounting purposes, to have received 3,035,795 shares of SMI’s common stock. SMI incurred $480,500 of merger costs which was reflected as a reduction in paid-in capital. In addition, the preferred stockholders of SMI converted their shares of Series A Preferred Stock and Series B Preferred Stock into common stock of SMI. Thereafter, 32,227,829 shares of SMI’s common stock were exchanged at a ratio of 0.1927 for 6,210,289 shares of the Company’s common stock. In addition, all outstanding options of SMI were assumed by the Company in connection with the Merger with no modifications other than to reflect the exchange ratio. Upon completion of the Merger, 9,246,084 shares of the Company’s common stock were issued and outstanding, with the former ChoiceTel shareholders owning approximately 32.83% of the Company’s common stock and the former SMI shareholders owning approximately 67.17% of the Company’s outstanding common stock. The share data for all periods presented have been retroactively adjusted by the 0.1927 exchange ratio to reflect the recapitalization. Since the Merger date, certain adjustments including an additional litigation liability were made to the net

SONTRA MEDICAL CORPORATION

(A Development Stage Company)

Notes to Consolidated Financial Statements

June 30, 2003

(Unaudited)

assets of ChoiceTel. These adjustments, which reduced net assets acquired by $184,714, were recorded as a reduction in additional paid in capital.

(4)    LITIGATION

Based on the Company’s activities in the public payphone market in Puerto Rico, commencing in August 2002, the Company has been participating in a lawsuit against GTE International Telecommunications, Inc. and Puerto Rico Telephone Company in the United States District Court for the District of Puerto Rico for violations of federal and Commonwealth antitrust laws, among others. The Company’s lawsuit is joined by two other Puerto Rican payphone providers, Pan American Telephone Co., Inc. and In Touch Telecommunications, Inc. The lawsuit alleges that Puerto Rico Telephone Company and its operating company, GTE International Telecommunications, Inc., engaged in a pattern of unlawful exclusionary acts in order to maintain its monopoly position in the market for the provision of payphones to payphone location owners in Puerto Rico. The defendants have filed a motion to dismiss the case. The Company has reached an agreement with plaintiff’s counsel in the case that limits the Company’s legal costs to $150,000 for this case in exchange for sharing a portion of any proceeds the Company may receive with plaintiff’s counsel. Under the agreement with Plaintiff’s counsel (as amended on each of April 4, 2003, May 7, 2003 and July 11, 2003), the Company deposited 33,529 shares of its common stock with an initial value of $150,000 in an escrow account. If the Company completes a financing before August 30, 2003 that raises at least $2 million then the Company is required to pay $150,000 in cash for legal fees and the escrow shares will be returned to the Company. If the financing is not completed before August 30, 2003, the Company is required to file a Registration Statement with the SEC by September 10, 2003 and register sufficient shares in plaintiff counsel’s name with a fair value of $150,000. Upon the effectiveness of the registration statement listing such shares, the Company will be required to issue a number of shares to the plaintiff’s counsel that will equal $150,000 divided by then price per share for the Company’s common stock. The July 11, 2003 amendment to the Company’s agreement with plaintiff’s counsel additionally provided that if the registration statement has not been declared effective by the SEC by October 30, 2003, then the Company will be obligated to pay a penalty to the Plaintiff’s counsel in the amount of $50,000, provided that the payment of such penalty shall not alter the Company’s obligation to have such registration statement declared effective.

(5)    COMMITMENTS

On January 24, 2003, the Company entered into a five-year lease agreement for 12,999 square feet of office, laboratory and manufacturing space in a single facility located at 10 Forge Parkway, Franklin, Massachusetts. Future minimum rental payments under this lease are approximately as follows:

Amount
For the years ended December 31,
2003	$142,000
2004	142,000
2005	163,000
2006	164,000
2007	172,000
Thereafter	33,000

Total	$816,000

(6)	SUBSEQUENT EVENT

On July 28, 2003, Sontra and Bayer Diagnostics Division of Bayer Healthcare LLC (“Bayer”) executed a license agreement pursuant to which Sontra granted to Bayer an exclusive worldwide right and license of Sontra’s intellectual property rights to make, have made, use, import and sell the Symphony Diabetes Management System. In consideration of the license, Bayer shall pay to Sontra, no later than January 15, 2004, a one-time license fee of $1,500,000, subject to (i) Sontra’s receipt from the Nasdaq Listing Qualifications Panel of an exception from the Nasdaq SmallCap Market’s minimum $2.5 million stockholders’ equity continued listing requirement, (ii) Sontra’s receipt of a minimum of $1,500,000 in financing from third parties prior to such date, and (iii) Sontra having stockholders’ equity on September 30, 2003 of at least $2.5 million.

SONTRA MEDICAL CORPORATION

(A Development Stage Company)

Notes to Consolidated Financial Statements

June 30, 2003

(Unaudited)

Sontra and Bayer are also expected to enter into one or more additional agreements to continue the joint development of the Symphony Diabetes Management System. Such agreements are expected to include, among other things, a $3,000,000 milestone payment to Sontra after the first phase of development of the product, a royalty agreement providing for the payment by Bayer to Sontra of royalties based on net sales of the product and a manufacturing and supply agreement providing Sontra with the exclusive manufacturing rights of the SonoPrep device.

Bayer has the right to terminate the license agreement at any time following the payment of the one-time license fee. In the event that Bayer does not complete the development of the product necessary to obtain FDA approval, the license shall convert to a co-exclusive license to which Sontra will still be entitled to royalties based on net sales of the product. In the event Bayer terminates the license agreement after completing development of the product, Bayer will retain a worldwide exclusive license and Sontra cannot convert the license to a co-exclusive license.

Item 2.    Management’s Discussion and Analysis or Plan of Operation

Forward-Looking Statements

The following discussion of the consolidated financial condition and results of operations of the Company should be read in conjunction with the unaudited condensed consolidated financial statements and the related notes thereto included elsewhere in this Form 10-QSB. Except for the historical information contained herein, the following discussion, as well as other information in this report, contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and are subject to the “safe harbor” created by those sections. Some of the forward-looking statements can be identified by the use of forward-looking terms such as “believes,” “expects,” “may,” “will,” “should,” “could,” “seek,” “intends,” “plans,” “estimates,” “anticipates” or other comparable terms. Forward-looking statements involve inherent risks and uncertainties. A number of important factors could cause actual results to differ materially from those in the forward-looking statements. We urge you to consider the risks and uncertainties described in “Factors That May Affect Future Results” in this report. We have no plans to update our forward-looking statements to reflect events or circumstances after the date of this report. We caution readers not to place undue reliance upon any such forward-looking statements, which speak only as of the date made.

Overview

On June 20, 2002, we consummated the Merger with SMI, pursuant to which SMI merged with and into a wholly-owned subsidiary of the Company. Subsequent to the consummation of the Merger, we changed our name to Sontra Medical Corporation and began operating in SMI’s line of business. For accounting purposes, the Merger was treated as a capital transaction and a recapitalization, whereby the historical financial statements of SMI became the historical financial statements of the Company. The accounting treatment for the recapitalization is similar to that resulting from a business combination, except that goodwill and other intangible assets were not recorded. Because the financial results of the Company discussed herein reflect the historical results of only SMI prior to the Merger, and the combined company following the Merger on June 20, 2002, they do not include the historical financial results of ChoiceTel prior to the consummation of the Merger. Accordingly, the financial results may not be indicative of future results or the historical results that would have resulted if the Merger had occurred at the beginning of a historical financial period.

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

On an historical basis, we have incurred net losses since the inception of SMI in 1996. As of June 30, 2003, we had an historical accumulated deficit of $17,555,000. Our losses have resulted principally from costs incurred in conjunction with our research and development initiatives. We expect additional losses in the foreseeable future primarily as a result of our research and development activities and other administrative-related expenses. As discussed below in the “Liquidity and Capital Resources” section of this Management Discussion and Analysis or Plan of Operations, we need an immediate infusion of cash to sustain our operations. As of June 30, 2003 our cash and cash equivalents balance was approximately $675,000 and our current liabilities exceeded our current assets by $405,000. We will need an immediate infusion of cash to sustain our operations. We are actively seeking to procure additional financing or investment, or strategic investment, adequate to fund our ongoing operations. (See Note 6). If we are not able to raise substantial additional capital before September 30, 2003, via a private financing or investment, strategic partnership or otherwise, we will not be able to continue our operations. The uncertainty related to procuring additional financing caused our auditor, in their audit report on the financial statements for the year ended December 31, 2002, to raise substantial doubt about our ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Further, we have made a number of estimates and assumptions that affect reported amounts of assets, liabilities and expenses, and actual results may differ from those estimates. As we are a development stage company, the areas that require the greatest degree of management judgment are the assessment of the recoverability of long-lived assets, value of intellectual property, and the realization, if any, of our net deferred tax assets.

We believe that full consideration has been given to all relevant circumstances that we may be subject to, and the financial statements accurately reflect our best estimate of the results of operations, financial position and cash flows for the periods presented.

Results of Operations

Comparison of the quarter and six months ended June 30, 2003 versus 2002

Research and Development Expenses.    Research and development expenses increased by $6,000 to $432,000 for the quarter ended June 30, 2003 from $426,000 for the quarter ended June 30, 2002. This increase was primarily due to an increase in clinical trial expenses, partially offset by a reduction in consulting costs.

Research and development expenses increased by $113,000 to $974,000 for the six months ended June 30, 2003 from $861,000 for the six months ended June 30, 2002. This increase was primarily due to an increase in clinical trial expenses partially offset by a reduction in consulting costs.

General and Administrative Expenses.    General and administrative expenses increased by $11,000 to $632,000 for the quarter ended June 30, 2003 from $621,000 for the quarter ended June 30, 2002. The increase was primarily attributable to the hiring of additional members of the Company’s senior management team in June 2002 as well as expenses related to the filing and reporting obligations of a public company.

General and administrative expenses increased by $224,000 to $1,050,000 for the six months ended June 30, 2003 from $826,000 for the six months ended June 30, 2002. The increase was primarily attributable to the hiring of additional members of the Company’s senior management team in June 2002 as well as expenses related to the filing and reporting obligations of a public company.

Interest Income.    Interest income was $3,000 for the quarter ended June 30, 2003 compared to interest income of $2,000 for the quarter ended June 30, 2002. This increase in interest income was primarily attributable to the Company having a larger average cash balance in 2003 compared to 2002.

Interest income was $12,000 for the six months ended June 30, 2003 compared to interest income $3,000 for the six months ended June 30, 2002. This increase in interest income was primarily attributable to the Company having a larger average cash balance in 2003 compared to 2002.

Liquidity and Capital Resources

We are a development stage company and, on an historical basis, have financed our operations, since the inception of SMI, primarily through private sales of preferred stock, the issuance of convertible promissory notes, and the cash received in connection with the Merger. As of June 30, 2003, we had approximately $675,000 of cash and cash equivalents and our current liabilities exceeded our current assets by $405,000. We will need an immediate infusion of cash to sustain our operations. We are actively seeking to procure additional financing or investment, or strategic investment, adequate to fund our ongoing operations. (See Note 6). If we are not able to raise substantial additional capital before September 30, 2003, via a private financing or investment, strategic partnership or otherwise, we will not be able to continue our operations. The uncertainty related to procuring additional financing caused our auditor, in their audit report on the financial statements for the year ended December 31, 2002, to raise substantial doubt about our ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Net cash used in operating activities was $1,348,000 for the six months ended June 30, 2003. The net loss for the six months ended June 30, 2003 was $2,012,000 and included in this loss were non-cash expenses of $87,000 for depreciation and amortization and a $52,000 non-cash expense for stock compensation. Also, an increase in accounts payable provided $408,000 of operating cash.

Net cash used in investing activities was $219,000 for the six months ended June 30, 2003. Purchases of property and equipment, primarily related to the build-out of the Company’s new office space, used $206,000 of cash. There was a $49,000 increase in restricted cash due to cash collateralizing a letter of credit related to the new office space partially offset by a decrease in long term assets of $32,000 representing the return of the deposit on the Company’s former office space.

As discussed above, as of June 30, 2003 we had an accumulated deficit of $17,555,000 from an historical accounting perspective. Our current liabilities at June 30, 2003 exceeded our current assets by $405,000. We will need an immediate infusion of cash to sustain our operations. We have recently reduced our headcount and are implementing other cost reductions and are actively seeking to procure additional financing or investment, or strategic investment, adequate to fund our ongoing operations. If we are not able to raise substantial additional capital by September 30, 2003 we will not be able to continue our operations. Even if we obtain funding sufficient to continue functioning as a going concern beyond September 30, 2003, we will be required to raise a substantial amount of capital in the future in order to reach profitability and to complete the commercialization of our products. Our ability to fund these future capital requirements will depend on many factors, including the following:

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

We have generated limited revenues and have had operating losses since our inception. Our historical accumulated deficit was approximately $17,555,000 as of June 30, 2003. It is possible that the Company will never generate any additional revenue or generate enough additional revenue to achieve profitability. Even if the Company reaches profitability, it may not be able to sustain or increase profitability. We expect our operating losses to continue for the foreseeable future as we continue to expend substantial resources to conduct research and development, feasibility and clinical studies, obtain regulatory approvals for specific use applications of our SonoPrep® technology, identify and secure collaborative partnerships, and manage and execute its obligations in strategic collaborations.

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

Our current liabilities exceeded our current assets by $405,000 at June 30, 2003. We will need an immediate infusion of cash no later than September 30, 2003 to sustain our operations. We are implementing measures to decrease our operating expenses and are actively seeking to procure additional financing or investment, or strategic investment, adequate to fund our ongoing operations. However, raising capital has become increasingly difficult for many companies. Any future equity financing, if available, may result in substantial dilution to existing shareholders, and debt financing, if available, may include restrictive covenants or may require us to grant a lender a security interest in our assets. To the extent that we attempt to raise additional funds through third party collaborations and/or licensing arrangements, we may be required to relinquish some rights to our technologies or products currently in various stages of development, or grant licenses on terms that are not favorable to the Company. If the Company is unable to raise sufficient additional financing before September 30, 2003 we will not be able to continue our operations.

Given these future capital requirements, our auditors have added a “going concern” paragraph to their audit report for our financial statements for the fiscal year ended December 31, 2002. A “going concern” paragraph with an audit opinion means that the auditor has identified certain conditions or events that indicate there could be substantial doubt about our ability to continue as a going entity for a period of one year from the date of the financial statements. The inclusion of this explanatory paragraph in the report of our auditors on our 2002 financial statements may have an adverse impact on our ability to raise necessary additional capital and on our stock price. We cannot assure you that we will be able to continue as a going concern. Even if we successfully raise adequate financing to continue as a going concern beyond September 30, 2003, we will need substantial additional capital to reach product commercialization and profitability. Any failure by the Company to timely procure additional financing or investment adequate to fund the Company’s ongoing operations, including planned product development initiatives and clinical studies, will have material adverse consequences on the Company’s business operations and as a result, on our consolidated financial condition, results of operations and cash flows.

We have received a delisting notice from Nasdaq because of our failure to meet the stockholders’ equity continued listing requirement.

The Company’s common stock is currently listed for trading on the Nasdaq SmallCap Market. On June 18, 2003 we received a letter from Nasdaq stating the Company has failed to comply with the minimum $2.5 million stockholders’ equity requirement for continued listing set forth in Marketplace Rule 4310(c)(2)(B) and that as a result, its common stock is subject to delisting from the Nasdaq SmallCap Market. On July 31, 2003 the Company had a hearing with the Nasdaq Listing Qualifications Panel and our stock will continue to trade on the Nasdaq SmallCap Market pending the Panel’s determination. There is no assurance that the Company will receive a positive determination from the Panel. If the Company’s common stock is removed from the Nasdaq SmallCap Market, stockholders’ ability to sell, or obtain quotations of the market value of, shares of Sontra’s common stock would be severely limited. In addition, the delisting of the common stock from the Nasdaq SmallCap Market would significantly impair its ability to raise capital in the public markets in the future.

The price of the Company’s stock may be volatile and trading in the stock is likely to be limited.

The trading price of the Company’s common stock has fluctuated in the past and is expected to continue to do so in the future as a result of a number of factors, many of which are outside the Company’s control. The Company’s common stock reached a high of $5.70 per share and traded as low as $0.83 per share between June 20, 2002 and June 30, 2003. Historically, the volume of trading in the Company’s common stock has been limited and fluctuations in price have been volatile.

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

Our future success is dependent upon our ability to selectively enter into and maintain collaborative arrangements with leading medical device and pharmaceutical companies, such as Bayer. On July 28, 2003, Sontra and Bayer executed a definitive license agreement pursuant to which Sontra granted to Bayer an exclusive worldwide right and license of Sontra’s intellectual property rights to make, have made, use, import and sell the Symphony Diabetes Management System. Sontra and Bayer are also expected to enter into one or more additional agreements to continue the joint development of the Symphony Diabetes Management System. We may not be able to enter into any additional collaborative arrangements on acceptable terms, if at all. If we are not able to collaborate with Bayer or additional partners, the business, financial condition and results of operation of the Company could be materially adversely affected.

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

In addition, the Bayer license agreement and strategic collaboration has significant conditions attached. In consideration of the license, Bayer has agreed to pay to Sontra, no later than January 15, 2004, a one-time license fee of $1,500,000, subject to (i) Sontra’s receipt from the Nasdaq Listing Qualifications Panel of an exception from the Nasdaq SmallCap Market’s minimum $2.5 million stockholders’ equity continued listing requirement, (ii) Sontra’s receipt of a minimum of $1,500,000 in financing from third parties prior to such date, and (iii) Sontra having stockholders’ equity on September 30, 2003 of at least $2.5 million. In the event that Sontra fails to satisfy any of these conditions, Bayer’s obligation to pay the $1.5 million to Sontra would terminate. Failure to receive such $1.5 million would have a material adverse effect on the business and financial condition of the Company, and could result in delisting from the Nasdaq SmallCap Market.

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

There can be no assurance that the Company or any strategic partner of the Company will not encounter unforeseen problems in the development of the SonoPrep® technology, or that we or any such strategic partner will be able to successfully address the problems that do arise. In addition, there can be no assurance that any of our potential products will be successfully developed, proven safe and efficacious in clinical trials, meet applicable regulatory standards, be capable of being produced in commercial quantities at acceptable costs, be eligible for third-party reimbursement from governmental or private insurers, be successfully marketed or achieve market acceptance. If any of our development programs are not successfully completed, required regulatory approvals or clearances are not obtained, or potential products for which approvals or clearances are obtained are not commercially successful, our business, financial condition and results of operations would be materially adversely affected.

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

To successfully commercialize our SonoPrepñ device and Symphony™ Diabetes Management System, we will have to manufacture or engage others to manufacture the particular device in compliance with regulatory requirements. We have limited manufacturing experience that would enable us to make products in the volumes that would be necessary for us to achieve significant commercial sales, and there can be no assurance that we will be able to establish and maintain reliable, efficient, full scale manufacturing at commercially reasonable costs, in a timely fashion. Difficulties we encounter in manufacturing scale-up, or our failure to implement and subsequently maintain our manufacturing facilities in accordance with good manufacturing practice regulations, international quality standards or other regulatory requirements, could result in a delay or termination of production. Companies, and especially small companies in the medical device field, often encounter these types of difficulties in scaling up production, including problems involving production yield, quality control and assurance, and shortages of qualified personnel.

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

Item 3.    Controls and Procedures

Evaluation of disclosure controls and procedures.    Based on their evaluation as of the end of the fiscal quarter covered by this report, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and (ii) is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Changes in internal controls.    There were no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation. There were no significant deficiencies or material weaknesses in the Company’s internal controls, and therefore there were no corrective actions taken.

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

Item 4.    Submission of Matters to a Vote of Security Holders

At the 2003 Annual Meeting of Stockholders of the Company (the “Annual Meeting”) on May 21, 2003, the following matters were acted upon by the stockholders of the Company:

1.	The election of eight Directors for a term of one year;

2.	The approval of an amendment to the amended and restated articles of incorporation of the Company to increase the authorized Common Stock of the Company from 20,000,000 to 40,000,000 shares;

3.	The approval of an amendment to the amended and restated articles of incorporation of the Company to increase the authorized Preferred Stock of the Company from 5,000,000 to 10,000,000 shares;

4.	The approval and adoption of second amended and restated articles of incorporation and amended and restated bylaws of the Company that, together with certain administrative amendments, provide that the bylaws may be amended by majority vote of the directors present at any meeting of the board of directors at which a quorum is present or upon the vote of 75% of the shares of the Company’s capital stock entitled to vote generally in the election of directors, voting together as a single class;

5.	The approval of the Company’s 2003 Stock Option and Incentive Plan; and

6.	Ratification of the appointment of Wolf & Company, P.C. as independent auditors of the Company for the current year.

The number of shares of Common Stock issued, outstanding and eligible to vote as of the record date of April 7, 2003 was 9,400,935. The results of the voting on each of the matters presented to stockholders at the Annual Meeting are set forth below:

	VOTES FOR	VOTES WITHHELD	VOTES AGAINST	ABSTENTIONS	BROKER NON-VOTES
1. Election of eight Directors:
James R. McNab Jr.	8,445,104	1,000	N.A.	N.A.	N.A.
Thomas W. Davison	8,445,104	1,000	N.A.	N.A.	N.A.
Gary S. Kohler	8,445,104	1,000	N.A.	N.A.	N.A.
Robert S. Langer	8,445,104	1,000	N.A.	N.A.	N.A.
Martin P. Sutter	8,445,104	1,000	N.A.	N.A.	N.A.
W. Leigh Thompson	8,445,104	1,000	N.A.	N.A.	N.A.
Michael R. Wigley	8,445,104	1,000	N.A.	N.A.	N.A.
Joseph Amaral	8,445,104	1,000	N.A.	N.A.	N.A.

2. Charter Amendment –increase in common stock:	8,442,804	N/A	3,250	50	0

3. Charter Amendment – increase in preferred stock:	6,636,776	N/A	4,750	50	1,804,528

4. Amended and Restated Charter and Amended and Restated By-laws:	6,621,336	N/A	19,190	1,050	1,804,528

5. 2003 Stock Option and Incentive Plan:	6,633,726	N/A	5,850	2,000	1,804,528

6. Ratification of Independent Auditors:	8,427,014	N/A	650	18,440	0

Item 6.    Exhibits and Reports on Form 8-K

(a)    Exhibits.

The Exhibits listed in the Exhibit Index immediately preceding such Exhibits are filed with or incorporated by reference in this report.

(b)    Reports on Form 8-K.

On April 4, 2003, the Company filed a Current Report on Form 8-K dated March 31, 2003 to furnish under Item 12 (Results of Operations and Financial Condition) the Company’s press release announcing financial results for the fourth quarter and fiscal year ended December 31, 2002. No financial statements were filed with such report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SONTRA MEDICAL CORPORATION

Date: August 14, 2003	By:	/s/ THOMAS W. DAVISON
Thomas W. Davison President and Chief Executive Officer

Date: August 14, 2003	By:	/s/ SEAN F. MORAN
Sean F. Moran Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description of Document
10.1

License Agreement, dated as of July 28, 2003, by and between Sontra Medical Corporation and

Bayer Healthcare LLC is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated July 28, 2003 (File No. 000-23017).

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.