Form 10KSB
period 2003-12-31
SONTRA MEDICAL CORP
filed 2004-03-16
CIK 1031927

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-KSB

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2003

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

COMMISSION FILE NUMBER 000-23017

SONTRA MEDICAL CORPORATION

(Name of small business issuer in its charter)

MINNESOTA	41-1649949
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

10 Forge Parkway, Franklin, Massachusetts	02038
(Address of principal executive offices)	(Zip Code)

Issuer’s Telephone Number: (508) 553-8850

Securities registered under Section 12(b) of the Exchange Act:

None

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, $.01 par value per share

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒    No  ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  ☐

Issuer’s revenues for its most recent fiscal year: $1,500,000

The approximate aggregate market value of the voting and non-voting common equity held by non-affiliates of the issuer as of March 3, 2004, based upon the closing price of such stock on that date was $17,692,037

The number of shares of the issuer’s common stock outstanding as of March 3, 2004 was 14,134,220

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement (the “Definitive Proxy Statement”) to be filed with the Securities and Exchange Commission relative to the issuer’s 2004 Annual Meeting of Shareholders are incorporated by reference into Part III of this Form 10-KSB.

Transitional Small Business Disclosure Format (Check one):  Yes  ☐    No  ☒

SONTRA MEDICAL CORPORATION

ANNUAL REPORT ON FORM 10-KSB

YEAR ENDED DECEMBER 31, 2003

This Annual Report on Form 10-KSB contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words “believes,” “anticipates,” “plans,” “expects” and similar expressions are intended to identify forward-looking statements. The important factors discussed under the caption “Factors That May Affect Future Results” in Item 6 of this report, among others, could cause actual results to differ materially from those indicated by forward-looking statements made herein and presented elsewhere by management. Such forward-looking statements represent management’s current expectations and are inherently uncertain. Investors are warned that actual results may differ from management’s expectations. Sontra does not undertake any obligation to update forward-looking statements.

PART I

ITEM 1.    DESCRIPTION OF BUSINESS

Overview

Sontra Medical Corporation is the pioneer of SonoPrep®, a non-invasive ultrasonic skin permeation technology for medical and therapeutic applications including transdermal diagnostics and the enhanced delivery of drugs through the skin. Our proprietary ultrasound mediated skin permeation technology is a non-invasive and painless method of enhancing the flow of fluids and molecules across the protective membrane of the stratum corneum, the outer layer of the skin.

Our strategy is to combine our ultrasonic skin permeation technology together with biosensor and synergistic transdermal drug delivery technologies to develop complete product solutions for transdermal drug delivery, diagnostics and skin treatment. We are developing a diversified product pipeline with opportunities for short-term commercialization and long-term strategic partnerships. The Company’s vision is for painless and continuous transdermal diagnosis and drug delivery that will improve patient outcome and reduce health care costs. We believe these benefits will be realized with improved patient compliance to treatment, continuous diagnosis and data collection and new routes for continuous drug delivery.

Short-term product development programs based on Sontra’s transdermal product development pipeline include:

•	Enhanced transdermal delivery of topically applied drugs.

•	Accelerated onset of action of currently approved transdermal drugs.

•	Skin preparation prior to electrophysiology tests to improve electrical signals.

Long-term strategic partnerships are being developed or are expected to be developed with market leaders in the following areas:

•	Symphony® Diabetes Management System for non-invasive blood glucose monitoring.

•	Transdermal drug delivery of large molecules and biopharmaceuticals.

•	Transdermal vaccination.

Our ultrasonic skin permeation technology was developed by our co-founders Dr. Joseph Kost and Dr. Robert Langer at the Massachusetts Institute of Technology’s Chemical and Bioengineering Laboratory. Sontra licensed the MIT technology and Sontra engineers and scientists reduced the technology to practice. The Company owns or licenses twelve issued US patents and six pending US patents applications. Additionally, numerous foreign patents are pending.

Company Information

Sontra Medical Corporation, a Minnesota corporation, was formed through the merger of Sontra Medical, Inc. (“SMI”) and ChoiceTel Communications, Inc. (“ChoiceTel”) in June 2002 (the “Merger”). Following the Merger, ChoiceTel changed its name to Sontra Medical Corporation and began operating in SMI’s line of business. ChoiceTel was incorporated in Minnesota in 1989. SMI was incorporated in the State of Delaware on March 31, 1998.

Our principal executive offices are located at 10 Forge Parkway, Franklin, Massachusetts 02038, and our telephone number is (508) 553-8850. Unless the context otherwise requires, the terms “Sontra,” “the Company,” “we,” “us” and “our” refer to Sontra Medical Corporation. We make our annual reports on Form 10-KSB, quarterly reports on Form 10-QSB, current reports on Form 8-K and amendments to those reports available through our website, free of charge, as soon as reasonably practicable after we file such material with, or furnish it to the Securities and Exchange Commission. Our internet address is http://www.sontra.com. The contents of our website are not part of this annual report on Form 10-KSB, and our internet address is included in this document as an inactive textual reference only.

SonoPrep® Skin Permeation Device

The skin is the body’s barrier to the outside environment that prevents body fluids from escaping and prevents protein contaminants (pyrogens), microorganisms (viruses and bacteria) and other irritating substances from entering the body. The outer layer of the skin, the stratum corneum, is a relatively thin layer of brick-shaped keratinocytes which creates the skin barrier. The interstitial space between these keratinocytes contains a highly ordered lipid bi-layer that repels water and compounds that are water-soluble, including the body fluids and vital analytes such as electrolytes, proteins and glucose. An application of ultrasonic energy disorganizes the lipid bi-layer of the stratum corneum thereby creating reversible channels in the skin through which fluids and analytes can be extracted and small and large molecules can be delivered. The transport properties of the protective stratum corneum are increased approximately 100-fold after ultrasonic skin permeation.

Our proprietary SonoPrep ultrasound-mediated skin permeation technology is a non-invasive and painless method of enhancing the flow of fluids and molecules across the protective membrane of the stratum corneum. Sontra developed the SonoPrep skin permeation device that makes the skin permeable for up to 24 hours by applying ultrasonic energy to the skin for approximately 15 seconds.

The SonoPrep device consists of a battery-operated power and control unit, an ultrasonic applicator hand piece and a single use disposable coupling medium cartridge. The SonoPrep device applies relatively low frequency (compared to diagnostic imaging) ultrasonic energy to the skin. The ultrasonic horn in the device vibrates at 55,000 times per second (55KHz) and applies the energy to the skin through a liquid coupling medium to create cavitational bubbles that expand and contract in the coupling medium and the ordered lipid bilayer of the stratum corneum (outermost layer of skin). Ultrasonic cavitation disorganizes the lipid bi-layer of the stratum corneum and creates reversible channels through which fluids and analytes can be extracted. High and low molecular weight molecules can also be delivered through the skin.

The Company’s SonoPrep device is easy to use and the treatment can be self-administered by the patient. The application is designed for safe use with an on-line feedback mechanism to detect permeation based on the reduction in electrical impedance and automatically shut off the ultrasonic energy when the effect is optimized. Most importantly, the permeability is reversible and the skin goes back to its normal state after 24 hours. The SonoPrep device has each of the following attributes:

❑	Non-invasive

❑	Increases skin permeability approximately 100-fold

❑	Well controlled and long-lasting skin permeability (up to 24 hours)

❑	Painless and non-irritating

❑	Fast and easy to use

❑	Reversible

❑	Safe

Sontra has completed product development of the first generation of the SonoPrep device and has commenced manufacturing of the device. The SonoPrep device will be employed in all of Sontra’s product applications. Sontra received its first FDA 510(k) marketing clearance for its SonoPrep device in February 2004 for enhancing electrophysiology signals and in March 2004 filed a 510(k) submission seeking marketing clearance for its SonoPrep Topical Anesthetic System for rapid delivery of topical anesthetics.

Electrophysiology Preparation

Electro-cardiograms (EKG), electro-encephalograms (EEG) and electro-myelograms (EMG) are common electrophysiology modalities used in medical diagnosis. Three principal elements of successful tests are:

❑	Electrode adhesion

❑	Conductivity (low impedance) between the electrode and the skin

❑	Motion artifact & electrical interference reduction

The most important variable that needs to be controlled in order to obtain an accurate electrophysiology test result is a reduced level of skin impedance. Lower impedance means higher signals and lower signal-to-noise ratios. The standard impedance level desired in most electrophysiology measurements is 5000 Ohms. In order to achieve this level, technicians prepare the skin site by shaving, cleaning and de-fatting with alcohol and, in some applications, dermabrasion with sandpaper or tape stripping. These procedures are time consuming, often painful and not always effective.

The SonoPrep device has been demonstrated through an internal human feasibility study to reduce skin impedance consistently to 1000 Ohms. The Company believes the SonoPrep device will add value to applications where low impedance is critical to enhance signal strength and motion artifact is a concern. In February 2004, Sontra received 510(k) marketing clearance from the FDA for its SonoPrep device for use in electrophysiology applications. The Company is currently evaluating the commercial market opportunity and methods of distribution for electrophysiology applications.

SonoPrep® Topical Anesthetic System for Rapid Skin Anesthesia

Sontra expects to launch its SonoPrep Topical Anesthetic System, which consists of the SonoPrep device and a Topical Lidocaine Procedure Tray, in 2004, following receipt from the FDA of a 510(k) marketing clearance. To achieve rapid skin anesthesia, a patient’s skin is first permeated with the SonoPrep device and then topical lidocaine is applied to the permeated skin site. In addition to selling the SonoPrep device, Sontra plans to supply a Topical Anesthetic Procedure Tray that contains a single dose of 4% topical lidocaine, a SonoPrep coupling medium and cleaning cartridge, and a locator ring. Sontra has demonstrated that SonoPrep can achieve skin analgesia in five minutes or less, versus the thirty to sixty minutes recommended for the existing topical anesthetics. The topical anesthetic market is estimated to be in excess of $100 million annually in the United States and the products are primarily used in pediatrics to numb the skin before IV insertions, blood draws and other needle sticks. Sontra has identified several target markets, including adult and pediatric phlebotomy and IV catheterization, central venous catheter insertion, and dermatological procedures, in which it believes that the SonoPrep device can be introduced.

Sontra has completed three clinical trials involving approximately 500 patients in which the skin was pre-treated with the SonoPrep device prior to application of 4% topical lidocaine. In each study, skin anesthesia was achieved in five minutes or less with SonoPrep. In February 2004, Sontra completed a prospective, randomized, controlled multi-center study in 320 patients that confirmed that skin anesthesia was achieved in five minutes or less. In March 2004, Sontra filed a 510(k) submission with the FDA seeking marketing clearance for the SonoPrep Topical Anesthetic System.

Symphony™ Diabetes Management System for Glucose Monitoring

Diabetes is a serious metabolic disorder and is the sixth leading cause of death in the United States, and those individuals afflicted with the disease are at serious risk of developing complications, such as coronary and vascular disease, retinopathy and neuropathy. It is estimated that over $100 billion is spent annually in the United States alone for the direct and indirect costs of treating diabetes.

The immediate and long-term effects of inadequate blood glucose control are devastating. Diabetes is the leading cause of kidney failure, adult blindness, non-traumatic amputations, and nerve damage. When patients monitor their blood glucose frequently they can schedule their insulin injections to properly control their glucose levels. Clinical studies have proven that tighter glucose control through precise insulin dosing significantly reduces diabetes related complications. As a result, the home blood glucose testing market is a large and rapidly growing market. Worldwide sales are currently almost $5 billion and the market is expected to expand to almost $8 billion by 2007. The Company believes that continuous non-invasive monitoring of blood glucose will greatly improve a patient’s compliance to frequent testing, which has been shown to significantly reduce severe complications related to diabetes and lead to reduced health care costs.

The Symphony Diabetes Management System is being designed as a continuous, non-invasive glucose monitor to address this unmet need in home blood glucose testing market. The Symphony Diabetes Management System consists of the SonoPrep skin permeation device and a glucose biosensor/patch placed over the permeated skin. Because SonoPrep can permeate many different skin locations a patient will be able to place the biosensor on skin areas that are out of sight such as the abdomen, so the patient can maintain an active lifestyle. The glucose biosensor is designed to continuously measure glucose levels and transmit readings wirelessly to a glucose meter that will be designed as a watch or beeper capable of transmitting data to a night stand alarm monitor.

Sontra has completed a feasibility study involving 40 diabetic patients, which demonstrated the Company’s skin permeation technology sufficiently permeated the skin to provide a constant flow of glucose (glucose flux) for analysis. Glucose measurements obtained from a patient’s permeated skin were then correlated to the patient’s blood glucose readings obtained from blood samples. These studies showed that SonoPrep facilitates a level of skin permeation that facilitates a level of glucose flux that should enable continuous glucose measurements. Sontra’s ultrasonic skin permeation technology increases transdermal molecular transport more than 100 times greater than untreated skin and 10 times greater than other non-invasive methods of glucose sampling, such as iontophoresis. This finding led to the development of a glucose flux biosensor that is placed over the permeated skin site to measure glucose flux continuously. The glucose biosensor contains an electrochemical sensor and an osmotic extraction gel that couples with the skin and continuously draws the glucose into the sensor. The glucose that flows through the skin is consumed by the biosensor as it reacts with glucose oxidase that is contained in the biosensor. This chemical reaction produces a constant electrical signal, which is recorded by the glucose meter. Due to the enhanced permeation created with SonoPrep, the constant glucose flux detected by Sontra’s glucose biosensor provides continuous glucose measurements that are analyzed every second.

Sontra completed a Phase 1 clinical study in patients with diabetes in April 2003. The study was conducted using a prototype of the first generation SonoPrep skin permeation system and Sontra’s first glucose flux biosensor and meter prototypes. Twenty Symphony glucose flux biosensors (2 per patient) were placed over ten SonoPrep treated skin sites of ten adult subjects with Type 1 or Type 2 diabetes. Data was collected for eight to nine hours. Over 5,000 data points were collected and analyzed per sensor. As a control, blood glucose was measured from an intravenous catheter or finger stick blood withdrawn every twenty minutes. Data sets comparing blood glucose measurements to data from the Symphony glucose flux biosensor had an 84 percent (r=.84) correlation to glucose measurements. The accuracy of the data from this study demonstrated the clinical feasibility of the Symphony system. During 2004, Sontra plans to complete three additional Phase 1 clinical studies as improvements are made in the Symphony Diabetes Management System.

Strategic Partnership with Bayer Diagnostics

On July 28, 2003, the Company and Bayer Diagnostics Division of Bayer Healthcare LLC (“Bayer”) executed a definitive license agreement pursuant to which the Company granted to Bayer an exclusive worldwide right and license of the Company’s intellectual property rights to make, have made, use, import and sell the Symphony Diabetes Management System. In consideration of the license and the Company’s delivery of all information, materials and know-how related to the licensed technology, Bayer paid the Company a one-time, non-refundable license fee of $1.5 million in January 2004.

The Company and Bayer may also enter into one or more additional agreements to continue the joint development of the Symphony Diabetes Management System. Such agreements may include, among other things, a $3.0 million milestone payment to the Company after the first phase of development of the product, a royalty agreement providing for the payment by Bayer to the Company of royalties based on net sales of the product and a manufacturing and supply agreement providing Sontra with the exclusive manufacturing rights of the SonoPrep device. There can be no assurance that the Company and Bayer will enter into any additional agreements or that Bayer will make any further payments to the Company. In the event that Bayer does not complete the development of the product necessary to obtain FDA approval, the license shall convert to a non-exclusive license. Bayer has the right to terminate the agreement at any time following the payment of the license fee. In the event that Bayer terminates the agreement following the payment of the license fee, the license shall cease to be an exclusive license and shall become a co-exclusive license pursuant to which the Company will receive royalties based on net sales of the product.

Transdermal Drug Delivery

The existing worldwide transdermal drug delivery market is estimated to be $4 billion annually. While this represents a considerable market, the formidable challenge of effectively permeating the skin and delivering a therapeutic dosage within the required onset time of action has currently limited the transdermal drug delivery market to only low molecular weight compounds. The following eight low molecular weight drugs are being marketed in transdermal formulations:

Drug	Indication

Lidocaine	Topical Anesthesia

Fentanyl	Pain

Nitroglycerine	Anti-angina

Estradiol	Hormone Replacement

Testosterone	Hypogonadism

Clonidine	Hypertension

Scopolamine	Motion Sickness

Nicotine	Smoking Cessation

Sontra believes that its SonoPrep skin permeation technology can be positioned in the transdermal drug delivery market based on the following product attributes:

•	An application of SonoPrep can significantly accelerate the onset time of action, thereby expanding the clinical indications for existing transdermal systemic drugs and topically applied local drugs where current onset times limit the clinical indications for these drugs. For example, fentanyl is only indicated for the relief of chronic cancer pain due to its approximately 18-hour time frame before the therapeutic dose is delivered.

•	An application of SonoPrep increases skin permeation 100 times greater than untreated skin, thereby making it possible to deliver large molecule drugs.

During 2004, Sontra intends to conduct feasibility studies to determine the effectiveness of the SonoPrep device in accelerating the onset time of action for transdermal fentanyl, and also expects to investigate transdermal vaccine delivery.

Government Regulation

Sontra’s SonoPrep device and its other products in development are or will be regulated as medical devices and are subject to extensive regulation by the Food and Drug Administration, (FDA), under the Federal Food, Drug and Cosmetic Act and regulations thereunder, including regulations governing the development, marketing, labeling, promotion, manufacturing and export of its products. Failure to comply with these requirements can lead to stringent sanctions, including withdrawal or recalls of products from the market, refusal to authorize government contracts, civil monetary penalties and criminal prosecution.

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

In addition, a number of other FDA requirements apply to medical device manufacturers and distributors. Device manufacturers must be registered and their products listed with the FDA, and certain adverse events and product malfunctions must be reported to the FDA. The FDA also regulates the product labeling, promotion and advertising of medical devices. Manufacturers must comply with the FDA’s quality system regulation, which establishes extensive requirements for quality control and manufacturing procedures. Thus, manufacturers and distributors must continue to spend time, money and effort to maintain compliance, and failure to comply can lead to enforcement action. The FDA also periodically inspects facilities to ascertain compliance with these and other requirements.

In February 2004, Sontra received 510(k) marketing clearance from the FDA for its SonoPrep device for use in electrophysiology applications. In March 2004, Sontra submitted a 510(k) application for SonoPrep to accelerate the delivery of topical lidocaine. In order to obtain marketing clearance for its Symphony Diabetes Management System, Sontra will be required to file a PMA application that demonstrates the safety and effectiveness of the product.

Research and Development

To date, our research and development efforts have been aimed at the development and commercialization of our SonoPrep technology for non-invasive diagnostic and transdermal drug delivery applications. We are also developing complete transdermal product solutions that combine our ultrasonic skin permeation technology together with synergistic biosensor and transdermal drug delivery technologies. For all of our products we will conduct human clinical trials to demonstrate the benefits of our SonoPrep device and our transdermal products.

For the years ended December 31, 2003 and 2002, our research and development expenses were approximately $2,266,000 and $1,985,000 million, respectively.

Sales and Marketing

We plan to market the SonoPrep Topical Anesthetic System through distributors, following receipt from the FDA of 510(k) marketing clearance. For larger markets such as transdermal vaccination and glucose testing Sontra plans to license its product to large pharmaceutical companies.

Manufacturing

We plan to perform manufacturing of certain critical components and final assembly and testing of the SonoPrep device at our Franklin, Massachusetts facilities. As volumes increase, we may decide to outsource the manufacturing of the entire device. To date, we have manufactured a small number of SonoPrep devices for investigational use.

Competition

The medical device industry in general, and the market for glucose monitoring in particular, is intensely competitive. Sontra’s Symphony Diabetes Management System will compete directly with glucose monitoring products manufactured by Roche Diagnostics, LifeScan, Inc., a division of Johnson & Johnson, Bayer Corporation, MediSense, a division of Abbott Laboratories, Cygnus, Inc., SpectRx and TheraSense, Inc. The Company’s SonoPrep device will also compete with numerous companies developing drug delivery products such as Nectar, Inc., Alkermes, Inc., Bioject, Inc., PowderJect Pharmaceuticals PLC, Antares Pharma, Inc., Becton Dickinson & Co., and Aerogen, Inc. ALZA Corporation, a division of Johnson and Johnson, Norwood Abbey Limited and 3M Company. In the topical lidocaine market Sontra will compete with the existing topical lidocaine products manufactured by Astra and others and will also compete with Norwood Abbey who has received clearance from the FDA to market a laser poration device.

The first product to reach the market in a therapeutic area often has a significant competitive advantage relative to later entrants to the market. Competitive products have either been approved or are being developed for most of Sontra’s development stage products. Additionally, many competitors or potential competitors of Sontra are larger than Sontra and able to commit significantly greater financial and other resources to all aspects of their business, including and development, marketing, sales and distribution, and may have substantially greater experience in developing products, in obtaining regulatory approvals and in manufacturing and marketing products. In addition, other technologies or products may be developed that have an entirely different approach or means of accomplishing the intended purposes of Sontra’s product concepts that are more commercially attractive than Sontra’s product concepts, or that could render Sontra’s technology uncompetitive or obsolete.

In the area of transdermal drug delivery, many pharmaceutical companies have the financial resources to acquire the skills necessary to develop transdermal systems. Any transdermal drug delivery products that Sontra may develop will also compete with drugs marketed in traditional dosage forms, including oral doses, injections and continuous infusion. New drugs, new therapeutic approaches or further developments or innovations in alternative drug delivery methods, such as time release capsules, liposomes and implants, may provide greater therapeutic benefits for a specific indication or may offer comparable performance at lower cost, than those that could be offered by Sontra’s current transdermal drug delivery technology. Sontra expects that any products that it develops will compete primarily on the basis of product efficiency, safety, patient convenience, reliability, availability and price. However, there can be no assurance that Sontra will successfully develop technologies and products that are more effective, safer, more convenient, more reliable, more available or more affordable than those being developed by its current and future competitors.

Intellectual Property

Currently, Sontra maintains a comprehensive portfolio of intellectual property. Sontra has pursued a course of developing and acquiring patents and patent rights and licensing technology. Sontra’s success depends primarily on its ability to establish and maintain the proprietary nature of its technology through the patent process and to license third-party patents and patent applications necessary to develop its products. In order to protect its proprietary technologies, Sontra also relies on a combination of trademark, copyright, and trade secret protection, as well as confidentiality agreements with employees, consultants, and third parties.

Sontra owns or exclusively licenses patents and patent applications that are very broad in scope, including ultrasound-enhanced transdermal drug delivery and ultrasound-enhanced transdermal analyte extraction and measurement (i.e. transdermal diagnostics), and provide significant protection from new entrants. Sontra has also patented specific elements of the technology that are keys to successful skin permeation enhancement and to establish our position in the area of ultrasound-enhanced skin permeation. Sontra has not sought patent protection for all of its technology. Sontra seeks patent coverage in the United States and in foreign countries only on aspects of its transdermal technologies that it believes will be significant and that could provide barriers to entry for its competition. Currently, Sontra owns four issued U.S. patents and four pending U.S. patents. In addition, Sontra has an exclusive license from the Massachusetts Institute of Technology (MIT) on eight issued U.S. patents and two pending U.S. patents. In total, Sontra owns or exclusively licenses twelve issued U.S. patents and six pending U.S. patents. In addition, Sontra owns or licenses four foreign patents, and has 19 foreign patent applications pending. Sontra’s success depends to a significant degree upon its ability to develop proprietary products and technologies and to obtain patent coverage for such products and technologies. Sontra intends to file patent applications covering any newly developed products or technologies.

Pursuant to a license agreement entered into with MIT in June 1998, Sontra has an exclusive, worldwide license to certain patent rights related to the use of ultrasound to enhance skin permeability for applications in transdermal diagnostics and drug delivery. The term of this license extends until 2018, the expiration date of the last to expire of the patents licensed under the agreement. Under the agreement, Sontra is obligated to pay MIT annual license maintenance fees of $25,000 per year and running royalties based on the net sales of any products that are covered by the licensed patent rights. Sontra also have the right to grant sublicenses under the agreement, for which Sontra must also pay royalties to MIT for products sold by such sublicenses. MIT may terminate this license upon 90 days written notice if we fail to pay the annual license maintenance fees or running royalties, or otherwise upon an uncured material breach of the agreement.

Employees

As of March 3, 2004, Sontra had 15 full time employees, 12 of whom are engaged in research and development activities and three of whom are engaged in administration, finance and business development. All of Sontra’s employees are covered by confidentiality agreements. No employees are covered by collective bargaining agreements.

ITEM 2.    DESCRIPTION OF PROPERTY

Sontra leases approximately 13,000 square feet of manufacturing, laboratory and office space in a single facility located in Franklin, Massachusetts under a lease expiring in March 2008.

ITEM 3.    LEGAL PROCEEDINGS

Based on the Company’s activities in the public payphone market in Puerto Rico, commencing in August 2002, the Company had been participating in a lawsuit against GTE International Telecommunications, Inc. and Puerto Rico Telephone Company in the United States District Court for the District of Puerto Rico for violations of federal and Commonwealth antitrust laws, among others. The Company’s lawsuit was joined by two other Puerto Rican payphone providers, Pan American Telephone Co., Inc. and In Touch Telecommunications, Inc. The lawsuit alleged that Puerto Rico Telephone Company and its operating company, GTE International Telecommunications, Inc., engaged in a pattern of unlawful exclusionary acts in order to maintain its monopoly position in the market for the provision of payphones to payphone location owners in Puerto Rico. On November 10, 2003, the Company filed a notice of voluntary dismissal without prejudice with the Court, thereby withdrawing from the suit.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the quarter ended December 31, 2003.

PART II

ITEM 5.    MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our common stock is traded on the Nasdaq SmallCap Market under the symbol “SONT.” The following table sets forth the range of high and low sale prices based for our common stock for the periods indicated. The merger of Sontra Medical, Inc. with the Company was completed on June 20, 2002. Market price range information for periods on and after June 20, 2002 reflects sale prices for the common stock of the combined company, and market price range information for all periods prior to June 20, 2002 reflects sale prices for the common stock of ChoiceTel Communications on the Nasdaq SmallCap Market under the symbol “PHON.” Sontra Medical, Inc. was not publicly traded prior to the Merger. The number of common shareholders of record of Sontra Medical Corporation as of March 3, 2004 was 113.

	HIGH	LOW
Fiscal Year Ended December 31, 2003
Fourth Quarter	$3.75	$1.33
Third Quarter	$1.98	$.81
Second Quarter	$2.54	$.83
First Quarter	$4.29	$1.37

Fiscal Year Ended December 31, 2002
Fourth Quarter	$5.70	$3.60
Third Quarter	$4.60	$1.30
Second Quarter, on and after June 20, 2002	$4.60	$3.05
Second Quarter, until June 20, 2002	$5.00	$1.30
First Quarter	$2.32	$0.95

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

On September 15, 2003, we filed with the Secretary of State of the State of Minnesota the Statement of the Powers, Designations, Preferences and Rights of the Series A Convertible Preferred Stock (the “Certificate of Designations”). As set forth in the Certificate of Designations, the issued and outstanding shares of Series A Preferred Stock bear an eight percent (8%) per annum dividend per share. The dividend accrues and is payable annually on June 30 of each year in cash or shares of our common stock at our discretion. In addition, we shall not declare or pay any dividends on our common stock unless and until all accrued dividends on the Series A Preferred Stock have been paid in full. Finally, if we declare and pay any dividends on our common stock, then, in that event, holders of shares of Series A Preferred Stock shall be entitled to share in such dividends on a pro rata basis, as if the shares had been converted into shares of our common stock pursuant to the Certificate of Designations.

Information regarding our equity compensation plans and the securities authorized for issuance thereunder is set forth in Item 11 below.

During the fourth quarter of fiscal 2003, we issued an aggregate of 511,651 shares of common stock upon the conversion of an aggregate of 505,000 outstanding shares of Series A Preferred Stock (and accrued dividends payable in common stock thereon). The shares of common stock were issued in reliance on Section 3(a)(9) of the Securities Act of 1933, as amended, as a security exchanged by the issuer with its existing security holders exclusively where no commission or other remuneration is paid or given directly or indirectly for soliciting such exchange. No underwriters were involved with the issuance of the shares of common stock.

We did not repurchase any shares of common stock during the fourth quarter of fiscal 2003.

ITEM 6.    MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion of our consolidated financial condition and results of operations should be read in conjunction with the financial statements and the related notes thereto included elsewhere in this Form 10-KSB. The matters discussed herein contain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended, which involve risks and uncertainties. All statements other than statements of historical information provided herein may be deemed to be forward-looking statements. Without limiting the foregoing, the words “believes”, “anticipates”, “plans”, “expects” and similar expressions are intended to identify forward-looking statements. Factors that could cause actual results to differ materially from those reflected in the forward-looking statements include, but are not limited to, those discussed in this section under the heading “Factors That May Affect Future Results” and elsewhere in this report and the risks discussed in our other filings with the SEC. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s analysis, judgment, belief or expectation only as of the date hereof. We undertake no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date hereof.

Overview

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

Sontra Medical Corporation is the pioneer of SonoPrep®, a non-invasive ultrasonic skin permeation technology for medical and therapeutic applications. Our proprietary ultrasound mediated skin permeation technology is a non-invasive and painless method of enhancing the flow of fluids and molecules across the protective membrane of the stratum corneum, the outer layer of the skin.

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

Stock-based compensation expense, a non-cash expense, represents the difference between the exercise price and fair value or intrinsic value of common stock options on the date of grant. Certain stock-based compensation expense is remeasured each period and amortized to expense over the vesting period of the applicable options, which is generally 42 months.

Financial Reporting Release No. 60, which was recently issued by the SEC, requires all registrants to discuss critical accounting policies estimates or methods used in the preparation of the financial statements. We do not believe that any of our current accounting policies or estimates reaches the level of being critical. However, we have made a number of estimates and assumptions that affect reported amounts of assets, liabilities, revenues and expenses, and actual results may differ from those estimates. The areas that require the greatest degree of management judgment are the assessment of the recoverability of long-lived assets, primarily intellectual property, and the realization, if any, of our net deferred tax assets.

We believe that full consideration has been given to all relevant circumstances that Sontra may be subject to, and the financial statements accurately reflect Sontra’s best estimate of the results of operations, financial position and cash flows for the periods presented.

Results of Operations

Comparison of the years ended December 31, 2003 and 2002

Licensing Revenue

Licensing revenue of $1,500,000 for the year ended December 31, 2003 consisted of a licensing payment due from Bayer Diagnostics. The Company received this payment on January 15, 2004.

Research and Development Expenses

Research and development expenses increased by $281,000 to $2,266,000 for the year ended December 31, 2003 from $1,985,000 for the year ended December 31, 2002. The increase was primarily attributable to an increase in clinical trial costs.

General and Administrative Expenses

General and administrative expenses decreased by $465,000 to $1,741,000 for the year ended December 31, 2003 from $2,206,000 for the year ended December 31, 2002. The decrease was primarily attributable to a reduction in stock-based compensation expenses of $483,000 and a reduction in outside consulting costs partially offset by the expenses of being a public company for a full year in 2003 versus a half year in 2002.

Interest Income

Interest income was $27,000 for the year ended December 31, 2003 compared to interest income of $34,000 for the year ended December 31, 2002. The decrease in interest income is attributable to lower interest rates and a lower average balance invested.

Liquidity and Capital Resources

The Company has financed its operations since inception primarily through private sales of its preferred stock, the issuance of convertible promissory notes, and the cash it received in connection with the Merger. As of December 31, 2003, the Company had $4,869,000 of cash and cash equivalents on hand.

Net cash used in operating activities was $3,427,000 for the year ended December 31, 2003. The net loss for the year ended December 31, 2003 was $2,479,000 and included in this loss were non-cash expenses of $155,000 for depreciation and amortization, $106,000 for stock-based compensation and $307,000 for common stock contributed to the 401(k) plan. An increase in accounts receivable used $1,500,000 of cash and a decrease in accounts payable and accrued expenses used $122,000 of operating cash.

Net cash used in investing activities was $277,000 for the year ended December 31, 2003, resulting from $374,000 used to purchase property and equipment offset by a reduction in restricted cash and other assets of $81,000.

Net cash provided by financing activities was $6,342,000 for the year ended December 31, 2003. The sale of Series A Convertible Preferred Stock provided $6,229,000 in cash. In addition, the exercise of stock options provided $47,000 in cash.

The Company expects that the cash and cash equivalents of $4,869,000 at December 31, 2003 will be sufficient to meet its cash requirements through June 2005. The Company will be required to raise a substantial amount of capital in the future to complete the commercialization of its products.

On January 15, 2004, the Company received a $1.5 million non-refundable licensing payment from Bayer Diagnostics.

During 2003, the Company issued warrants to purchase an aggregate of 7,800,000 shares of Common Stock at exercise prices of $1.20-$1.50 per share. The warrant agreement does not have a cashless exercise feature and upon the exercise of these warrants the Company will receive the proceeds which would total $11,460,000 if all the warrants are exercised. Subsequent to year-end the Company received $825,000 in proceeds from the exercise of warrants to purchase 550,000 shares of Common Stock.

The Company’s ability to fund its future capital requirements will depend on many factors, including the following:

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

Factors That May Affect Future Results

We operate in a rapidly changing environment that involves a number of risks, some of which are beyond our control. Forward-looking statements in this document and those made from time to time by us through our senior management are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements concerning the expected future revenues or earnings or concerning projected plans, performance, or development of products and services, as well as other estimates related to future operations are necessarily only estimates of future results and there can be no assurance that actual results will not materially differ from expectations. Forward-looking statements represent management’s current expectations and are inherently uncertain. We do not undertake any obligation to update forward-looking statements. Factors that could cause actual results to differ materially from results anticipated in forward-looking statements include, but are not limited to, the following:

We have a history of operating losses, and we expect our operating losses to continue for the foreseeable future.

We have generated limited revenues and have had operating losses since our inception. Our historical accumulated deficit was approximately $18,022,000 as of December 31, 2003. It is possible that the Company will never generate any additional revenue or generate enough additional revenue to achieve and sustain profitability. Even if the Company reaches profitability, it may not be able to sustain or increase profitability. We expect our operating losses to continue for the foreseeable future as we continue to expend substantial resources to conduct research and development, feasibility and clinical studies, obtain regulatory approvals for specific use applications of our SonoPrep® technology, identify and secure collaborative partnerships, and manage and execute our obligations in strategic collaborations.

If we fail to raise additional capital, we will be unable to continue our development efforts and operations.

The Company has generated limited revenue since inception (from an historical accounting perspective), and does not expect to generate sufficient revenues to earn a profit in the near future. Our development efforts to date have consumed and will continue to require substantial amounts of capital to complete the development of our SonoPrep® technology and to meet other cash requirements in the future. Our product development programs will require substantial additional clinical trials to demonstrate the efficacy of our products before we can begin to commercialize our products under development. As we enter into more advanced product development of our SonoPrep device and our Symphony Diabetes Management System, we will need significant funding to pursue our product commercialization plans. We have not begun to market or generate revenues from our products under development. Our ability to continue our research, development and testing activities and commercialize our products in development is highly dependent on our ability to obtain additional sources of financing, including by entering into and maintain collaborative arrangements with third parties who have the resources to fund such activities. Even though we have recently completed a private placement providing approximately $6.2 million in net proceeds and collected a non-refundable license fee of $1.5 million, we will need substantial additional capital to continue our product development efforts. However, raising capital has become increasingly difficult for many companies. Any future equity financing, if available, may result in substantial dilution to existing shareholders, and debt financing, if available, may include restrictive covenants or may require us to grant a lender a security interest in our assets. To the extent that we attempt to raise additional funds through third party collaborations and/or licensing arrangements, we may be required to relinquish some rights to our technologies or products currently in various stages of development, or grant licenses on terms that are not favorable to the Company. Any failure by the Company to timely procure additional financing or investment adequate to fund the Company’s ongoing operations, including planned product development initiatives and clinical studies, will have material adverse consequences on the Company’s business operations and as a result, on our consolidated financial condition, results of operations and cash flows. If the Company is unable to raise sufficient additional financing we will not be able to continue our operations.

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

Our future success is dependent upon our ability to selectively enter into and maintain collaborative arrangements with leading medical device and pharmaceutical companies, such as Bayer Healthcare LLC (“Bayer”). On July 28, 2003, Sontra and Bayer executed a definitive license agreement pursuant to which Sontra granted to Bayer an exclusive worldwide right and license of Sontra’s intellectual property rights to make, have made, use, import and sell the Symphony Diabetes Management System. Sontra and Bayer may also enter into one or more additional agreements to continue the joint development of the Symphony Diabetes Management System. We may not be able to enter into any additional collaborative arrangements on acceptable terms, if at all. If we are not able to collaborate with Bayer or additional partners, the business, financial condition and results of operations of the Company could be materially adversely affected.

Even if we were to enter into a collaborative arrangement, there can be no assurance that the financial condition or results of operations of the Company will significantly improve. The risks involved with collaborating with strategic partners include, but are not limited to, the following:

•	such collaborative arrangements could terminate upon the expiration of certain notice periods;

•	funding by collaborative partners may be dependent upon the satisfaction of certain goals or “milestones” by certain specified dates, the realization or satisfaction of which may be outside of our control;

•	collaborative partners may retain a significant degree of discretion regarding the timing of these activities and the amount and quality of financial, personnel and other resources that they devote to these activities;

•	disputes may arise between the Company and any future collaborative partner regarding their respective rights and obligations under the collaborative arrangements, which may be costly; and

•	any future collaborative partner may not be able to satisfy its obligations under its arrangement with the Company or may intentionally or unintentionally breach its obligations under the arrangement.

All of our products are in initial stages of development, and we face risks of failure inherent in developing products based on new technologies.

Our products under development have a high risk of failure because they are in the early stages of development. To date, we have only tested the feasibility of our SonoPrep® technology for various applications, including glucose monitoring, transdermal drug delivery and certain anesthetic applications. Although the Company has received 510(k) marketing clearance from the FDA for our SonoPrep® device for use in electrophysiology applications, none of the other products currently being developed by the Company have received regulatory approval or clearance for commercial sale. Substantial expenditures for additional research and development, including feasibility studies, pre-clinical studies and clinical testing, the establishment of collaborative partnerships and regulatory, manufacturing, sales and marketing activities by collaborative partners will be necessary before commercial production of any of our technologies or their incorporation into products of third parties. Our future prospects are substantially dependent on forming collaborative partnerships, further developing our products and obtaining favorable results from pre-clinical studies and clinical trials and satisfying regulatory standards and approvals required for the market introduction of the SonoPrep® device and Symphony™ Diabetes Management System.

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

The design, manufacturing, labeling, distribution and marketing of our potential products will be subject to extensive and rigorous government regulation in the United States and certain other countries. The process of obtaining and maintaining required regulatory clearance and approvals in the United States is lengthy, expensive and uncertain. In order for us to market our potential products in the United States, we must obtain clearance by means of a 510(k) pre-market notification, or approval by means of a pre-market approval (“PMA”) application, from the United States Food and Drug Administration (“FDA”). In February 2004, we received 510(k) marketing clearance from the FDA for our SonoPrep® device for use in electrophysiology applications. We will need to obtain additional 510(k) marketing clearances from the FDA in order to market other products and applications. In order to obtain marketing clearance for our Symphony™ Diabetes Management System, we will be required to file a PMA application that demonstrates the safety and effectiveness of the product. The PMA process is more rigorous and lengthier than the 510(k) clearance process and can take several years from initial filing and require the submission of extensive supporting data and clinical information.

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

We must continue to meet the listing requirements of Nasdaq or we risk delisting.

Our Common Stock is currently listed for trading on the Nasdaq SmallCap Market. On June 18, 2003, we received a letter from Nasdaq stating that Sontra had failed to comply with the minimum $2.5 million stockholders’ equity requirement for continued listing set forth in Marketplace Rule 4310(c)(2)(B) and that as a result, our Common Stock was subject to delisting from the Nasdaq SmallCap Market. On July 31, 2003, we had a hearing with the Nasdaq Listing Qualifications Panel and on August 25, 2003, the Nasdaq Listings Qualifications Panel granted Sontra a conditional exception from Nasdaq’s minimum $2.5 million stockholders’ equity requirement for continued listing set forth in Marketplace Rule 4310(c)(2)(B). The exception received from Nasdaq is subject to certain conditions. As required, we filed with the Securities and Exchange Commission, on October 14, 2003, a balance sheet no older than 45 days prior to the filing evidencing stockholders’ equity of at least $2.5 million. In addition, we timely filed our Form 10-QSB for the third quarter of 2003 showing stockholders’ equity of at least $2.5 million as of September 30, 2003. We also submitted to Nasdaq on a timely basis an unaudited balance sheet and income statement for the fiscal year ending December 31, 2003 evidencing stockholders’ equity of at least $2.5 million. Finally, we timely filed our Form 10-KSB for fiscal 2003 showing stockholders’ equity of at least $2.5 million as of December 31, 2003. Having met each of the conditions on a timely basis, our Common Stock will remain listed on the Nasdaq SmallCap Market.

We must continue to satisfy Nasdaq’s continued listing requirements or risk delisting which would have an adverse effect on the Company’s business. If the Company’s Common Stock is delisted from the Nasdaq SmallCap Market, it may trade on the over-the-counter market, which may be a less liquid market. In such case, our stockholders’ ability to trade, or obtain quotations of the market value of, shares of Sontra’s Common Stock would be severely limited because of lower trading volumes and transaction delays. These factors could contribute to lower prices and larger spreads in the bid and ask prices for our Common Stock. In addition, the delisting of the Common Stock from the Nasdaq SmallCap Market would significantly impair our ability to raise capital in the public markets in the future.

A substantial portion of the intellectual property used by the Company is owned by the Massachusetts Institute of Technology.

We have an exclusive world-wide license to use and sell certain technology owned by the Massachusetts Institute of Technology (MIT) related to our ultrasound-mediated skin permeation technology. This license, which includes eight issued patents in the United States, three issued foreign patents, two pending U.S. patents and three pending foreign patent applications, comprises a substantial portion of our patent portfolio relating to our technology.

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

We have an exclusive license from MIT on eight issued patents in the United States, three issued foreign patents, two pending U.S. patents and three pending foreign patent applications, and as of December 31, 2003, we owned four issued patents and four pending patent applications in the United States and one foreign patent and sixteen pending foreign applications. We can provide no assurance that patents will be issued from the patent applications, or, if issued, that they will be issued in a form that will be advantageous to the Company.

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

Our stock price has been volatile and may fluctuate in the future.

The trading price of our Common Stock may fluctuate significantly. This price may be influenced by many factors, including:

•	our performance and prospects;

•	the depth and liquidity of the market for our Common Stock;

•	sales by selling shareholders of shares issuable in connection with the Private Placement;

•	investor perception of us and the industry in which we operate;

•	changes in earnings estimates or buy/sell recommendations by analysts;

•	general financial and other market conditions; and

•	domestic and international economic conditions.

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

Securities we issue to fund our operations could dilute or otherwise adversely affect our shareholders.

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

In addition, we recently completed a private placement of shares of Series A Preferred Stock and Common Stock Purchase Warrants. Upon issuance of the shares of Common Stock issuable upon conversion of the shares of Series A Preferred Stock and the exercise of the Common Stock Purchase Warrants issued in the private placement, the percentage ownership of current shareholders will be diluted substantially.

The availability of preferred stock for issuance may adversely affect our shareholders.

Our Articles of Incorporation, as amended, authorize our Board of Directors to fix the rights, preferences and privileges of, and issue up to 10,000,000 shares of, preferred stock with voting, conversion, dividend and other rights and preferences that could adversely affect the voting power or other rights of our shareholders. An aggregate of 7,000,000 shares of Series A Preferred Stock are currently issued and outstanding. The issuance of additional preferred stock or rights to purchase preferred stock may have the effect of delaying or preventing a change in control of the Company. In addition, the possible issuance of additional preferred stock could discourage a proxy contest, make more difficult the acquisition of a substantial block of the Company’s Common Stock or limit the price that investors might be willing to pay for shares of the Company’s Common Stock.

Anti-takeover effects of Minnesota law could discourage, delay or prevent a change in control.

As a publicly traded company, we are prohibited by the Minnesota Business Corporation Act, except under certain specified circumstances, from engaging in any merger, significant sale of stock or assets or business combination with any shareholder or group of shareholders who own at least 10% of our Common Stock.

ITEM 7.    FINANCIAL STATEMENTS

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Sontra Medical Corporation Consolidated Financial Statements

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors of

Sontra Medical Corporation

Franklin, MA

We have audited the accompanying consolidated balance sheets of Sontra Medical Corporation and Subsidiary as of December 31, 2003 and 2002, and the related consolidated statements of loss, changes in stockholders’ equity (deficit) and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Sontra Medical Corporation and Subsidiary as of December 31, 2003 and 2002, and the results of its consolidated operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ WOLF & COMPANY, P.C.

Boston, Massachusetts

January 30, 2004

SONTRA MEDICAL CORPORATION

Consolidated Balance Sheets

	As of December 31,
	2003	2002
Assets:
Current Assets:
Cash and cash equivalents	$4,868,933	$2,231,104
Accounts receivable	1,500,000	—
Prepaid expenses and other current assets	66,075	138,454

Total current assets	6,435,008	2,369,558

Property and Equipment, at cost:
Computer equipment	171,272	154,479
Office and laboratory equipment	405,285	383,807
Furniture and fixtures	14,288	14,071
Manufacturing equipment	144,695	—
Leasehold improvements	166,289	287,035

	901,829	839,392
Less—accumulated depreciation and amortization	(498,341)	(644,055)

Net property and equipment	403,488	195,337

Other Assets:
Restricted cash	48,746	100,000
Other assets	2,000	31,675

Total other assets	50,746	131,675

Total assets	$6,889,242	$2,696,570

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$136,810	$169,368
Accrued expenses	465,092	554,217

Total current liabilities	601,902	723,585

Commitments

Stockholders’ Equity:
Series A Convertible Preferred Stock, $0.01 par value, authorized 7,000,000 shares, issued and outstanding 6,495,000 shares at December 31, 2003 and none at December 31, 2002 (preference in liquidation of $6,628,842)	6,628,842	—
Common stock, $0.01 par value, Authorized 40,000,000 shares, issued and outstanding 10,102,992 shares at December 31, 2003 and 9,355,880 at December 31, 2002	101,030	93,559
Additional paid-in capital	17,952,721	19,473,410
Deferred stock-based compensation	(372,874)	(2,033,765)
Subscriptions receivable	—	(17,294)
Accumulated deficit	(18,022,379)	(15,542,925)

Total stockholders’ equity	6,287,340	1,972,985

Total liabilities and stockholders’ equity	$6,889,242	$2,696,570

The accompanying notes are an integral part of these consolidated financial statements.

SONTRA MEDICAL CORPORATION

Consolidated Statements of Loss

	For the Years Ended December 31,
	2003	2002
Licensing Revenue	$1,500,000	$—

Operating Expenses:
Research and development	2,265,519	1,984,802
General and administrative	1,740,555	2,205,732

Total operating expenses	4,006,074	4,190,534

Loss from operations	(2,506,074)	(4,190,534)
Interest income	26,620	34,224

Net loss	(2,479,454)	(4,156,310)
Accretion of dividend and beneficial conversion feature on Series A Convertible Preferred Stock	(3,676,950)	—
Accretion of dividend on Series B Redeemable Convertible Preferred Stock	—	(148,101)

Net loss applicable to common stockholders	$(6,156,404)	$(4,304,411)

Net loss per common share, basic and diluted	$(0.65)	$(0.70)

Basic and diluted weighted average common shares outstanding	9,467,912	6,163,432

The accompanying notes are an integral part of these consolidated financial statements.

SONTRA MEDICAL CORPORATION

Consolidated Statements of Changes in Stockholders’ Equity (Deficit)

	Series A Convertible Preferred Stock		Series A Redeemable Convertible Preferred Stock		Series B Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Deferred Stock-based Compensation	Subscription Receivable	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Number of Shares	Carrying Value	Number of Shares	Carrying Value	Number of Shares	Carrying Value	Number of Shares	Carrying Value
Balance December 31, 2001	—	$—	1,938,075	$7,000,000	1,263,481	$3,420,789	2,612,819	$26,128	$1,330,425	$—	$(17,294)	$(11,386,615)	$(10,047,356)
Issuance of Series B redeemable convertible preferred stock, net of issuance costs of $19,892	—	—	—	—	382,873	999,999	—	—	(19,892)	—	—	—	(19,892)
Accretion of dividends of Series B redeemable convertible preferred stock	—	—	—	—	—	128,209	—	—	(128,209)	—	—	—	(128,209)
Conversion of Series A and B preferred stock into common stock	—	—	(1,938,075)	(7,000,000)	(1,646,354)	(4,548,997)	3,584,429	35,844	11,513,153	—	—	—	11,548,997
Common stock issued in conjunction with ChoiceTel merger	—	—	—	—	—	—	3,035,781	30,358	4,085,656	—	—	—	4,116,014
Exercise of common stock options	—	—	—	—	—	—	117,062	1,171	123,133	—	—	—	124,304
Common stock issued to 401(k) plan	—	—	—	—	—	—	5,789	58	14,196	—	—	—	14,254
Intrinsic value of options granted and repriced	—	—	—	—	—	—	—	—	2,350,749	(2,050,749)	—	—	300,000
Fair value of stock options granted	—	—	—	—	—	—	—	—	204,199	(204,199)	—	—	—
Amortization of deferred compensation	—	—	—	—	—	—	—	—	—	221,183	—	—	221,183
Net loss	—	—	—	—	—	—	—	—	—	—	—	(4,156,310)	(4,156,310)

Balance December 31, 2002	—	—	—	—	—	—	9,355,880	93,559	19,473,410	(2,033,765)	(17,294)	(15,542,925)	1,972,985
Issuance of Series A convertible preferred stock net of issuance costs of $771,455	7,000,000	7,000,000	—	—	—	—	—	—	(771,455)	—	—	—	6,228,545
Conversion of Series A preferred stock into common stock	(505,000)	(505,000)	—	—	—	—	505,000	5,050	499,950	—	—	—	—
Dividend paid on converted Series A preferred stock		(6,651)	—	—	—	—	6,651	66	6,585	—	—	—	—
Accretion of Series A preferred stock dividend	—	140,493	—	—	—	—	—	—	(140,493)	—	—	—	—
Post merger ChoiceTel adjustments	—	—	—	—	—	—	—	—	66,395	—	—	—	66,395
Exercise of common stock options	—	—	—	—	—	—	116,364	1,164	45,560	—	—	—	46,724
Stock issued to 401(k) plan	—	—	—	—	—	—	109,097	1,091	305,573	—	—	—	306,664
Amortization and remeasurement of options	—	—	—	—	—	—	—	—	(1,684,804)	1,660,891	—	—	(23,913)
Intrinsic value of options granted	—	—	—	—	—	—	—	—	129,600	—	—	—	129,600
Common stock issued for services	—	—	—	—	—	—	10,000	100	22,400	—	—	—	22,500
Forgiveness of stock subscription receivable	—	—	—	—	—	—	—	—	—	—	17,294	—	17,294
Net loss	—	—	—	—	—	—	—	—	—	—	—	(2,479,454)	(2,479,454)

Balance December 31, 2003	6,495,000	$6,628,842	—	$—	—	$—	10,102,992	$101,030	$17,952,721	$(372,874)	$—	$(18,022,379)	$6,287,340

The accompanying notes are an integral part of these financial statements.

SONTRA MEDICAL CORPORATION

Consolidated Statements of Cash Flows

	Years Ended December 31,
	2003	2002
Cash Flows From Operating Activities:
Net loss	$(2,479,454)	$(4,156,310)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	154,932	147,461
Gain on sale of property and equipment	(5,461)	—
Stock based compensation	105,687	521,183
Stock issued to 401(k) plan	306,664	14,254
Write off of common stock loan	17,294	—
Common stock issued in exchange for services	22,500	—
Changes in assets and liabilities:
Accounts receivable	(1,500,000)	—
Prepaid expenses and other current assets	72,379	(86,400)
Accounts payable	(32,558)	4,769
Accrued expenses	(89,125)	132,061

Net cash used in operating activities	(3,427,142)	(3,422,982)

Cash Flows from Investing Activities:
Purchase of property and equipment	(373,922)	(80,309)
Proceeds from the sale of property and equipment	16,300	8,428
(Increase) decrease in restricted cash	51,254	(89,500)
Decrease in other assets	29,675	—

Net cash used in investing activities	(276,693)	(161,381)

Cash Flows From Financing Activities:
Cash received and adjustments to net assets related to ChoiceTel merger	66,395	4,329,989
Proceeds from the sale of Series A convertible preferred stock	6,228,545	980,107
Proceeds from stock option exercises	46,724	124,304

Net cash provided by financing activities	6,341,664	5,434,400

Net Increase in Cash and Cash Equivalents	2,637,829	1,850,037
Cash and Cash Equivalents, beginning of period	2,231,104	381,067

Cash and Cash Equivalents, end of period	$4,868,933	$2,231,104

Supplemental Disclosure of Non Cash Financing Transactions:
Accretion of dividend on Series B Redeemable Convertible Preferred Stock	$—	$148,101

Conversion of Series A and B Redeemable Convertible Preferred Stock into common stock	$—	$11,548,997

Accretion of dividend on Series A Convertible Preferred Stock	$140,493	$—

Conversion of Series A Convertible Preferred Stock into common stock	$505,000	$—

Common stock issued for dividends on converted Series A Convertible Preferred Stock	$6,651	$—

The accompanying notes are an integral part of these consolidated financial statements.

SONTRA MEDICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2003 and 2002

(1)  ORGANIZATION AND BASIS OF PRESENTATION

On June 20, 2002, the Company (previously operating under the name ChoiceTel Communications, Inc. (“ChoiceTel”)) consummated a merger with Sontra Medical, Inc. (“SMI”), pursuant to which SMI merged with and into a wholly owned subsidiary of the Company (the “Merger”). Subsequent to the consummation of the Merger, the Company changed its name to Sontra Medical Corporation and began operating in SMI’s line of business. For accounting purposes, the Merger was treated as a capital transaction and a recapitalization, whereby the historical financial statements of SMI became the historical financial statements of the Company. Accordingly, from an historical accounting perspective, the period from inception for the Company begins on January 29, 1996, upon the inception of SMI. The accounting treatment for the recapitalization is similar to that resulting from a business combination, except that goodwill and other intangible assets were not recorded. Because the financial statements of the Company presented above only reflect the historical results of SMI prior to the Merger, and of the combined entities following the Merger, they do not include the historical financial results of ChoiceTel prior to the consummation of the Merger on June 20, 2002. Accordingly, the financial statements may not be indicative of future results of operations or the historical results that would have resulted if the Merger had occurred at the beginning of a historical financial period.

The accompanying consolidated financial statements include the accounts of Sontra Medical Corporation (the “Company”) and its wholly-owned subsidiary, SMI. All significant inter-company balances and transactions have been eliminated in consolidation.

The Company is a medical company engaged in the development of transdermal diagnostic and drug delivery products based on its SonoPrep® ultrasonic skin permeation technology. On an historical basis since its inception, the Company has devoted substantially all of its efforts toward product research and development, raising capital and marketing products under development. The Company has incurred significant losses from operations since its inception and has primarily funded these losses through issuances of equity and convertible promissory notes.

As of September 30, 2003, the Company recognized $1,500,000 of license revenue under a license agreement with Bayer Diagnostics Division of Bayer Healthcare LLC (see Note 11) entered into on July 28, 2003. As a result, the Company is no longer considered a development stage company for financial reporting purposes.

(2)  SUMMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying financial statements reflect the application of certain accounting policies as described in this note and elsewhere in the accompanying financial statements.

(a)  Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the amounts of revenues and expenses recorded during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant changes in the near term relate to the recoverability of long-lived assets and realizability of deferred tax assets.

SONTRA MEDICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2003 and 2002

(b)  Cash and Cash Equivalents

The Company considers all highly liquid investments with maturities of ninety days or less to be cash equivalents. Cash equivalents consist primarily of commercial paper and money market funds as of December 31, 2003 and 2002.

(c)  Depreciation and Amortization

The Company provides for depreciation and amortization by charges to operations for the cost of assets using the straight-line method based on the estimated useful lives of the related assets, as follows:

Asset Classification	Estimated Useful Life
Computer equipment	3 years
Office and laboratory equipment	3-5 years
Manufacturing equipment	5 years
Furniture and fixtures	7 years
Leasehold improvements	Life of lease

(d)  Long-Lived Assets

In accordance with the Statement of Financial Accounting Standards (SFAS) No. 144, Accounting for the Impairment and Disposal of Long-Lived Assets, The Company at least annually evaluates whether events or circumstances have occurred that indicate that the carrying value of these assets may be impaired. The Company believes there has been no significant impairment of its long-lived assets as of each of the balance sheet dates presented.

(e)  Merger Ratio

On June 20, 2002, in connection with the merger agreement with ChoiceTel, SMI’s stockholders approved a merger ratio in which 0.1927 shares of ChoiceTel common stock were issued for each share of SMI common stock. All common stock information presented herein has been retroactively adjusted to reflect the .1927 merger ratio (See Note 3).

(f)  Stock-Based Compensation

Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation” encourages all entities to adopt a fair value based method of accounting for employee stock compensation plans, whereby compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period. However, it also allows an entity to continue to measure compensation cost for those plans using the intrinsic value based method of accounting prescribed by Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” whereby compensation cost is the excess, if any, of the quoted market price of the stock at the grant date (or other measurement date) over the amount an employee must pay to acquire the stock. Stock options issued under the Company’s stock option plans generally have no intrinsic value at the grant date, and under APB No. 25 no compensation cost is recognized for them. The Company does not plan to adopt the fair value accounting model for stock-based employee compensation under SFAS No. 123.

The Company applies APB No. 25 and related interpretations in accounting for stock options issued to employees and directors as more fully described in Notes 9 and 10. Had compensation cost for the Company’s

SONTRA MEDICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2003 and 2002

stock options issued to employees and directors been determined based on the fair value at the grant dates consistent with SFAS No. 123, the Company’s net loss and net loss per share would have been adjusted to the pro forma amounts indicated below:

	Years Ended December 31,
	2003	2002
Net loss—as reported	$(2,479,454)	$(4,156,310)
Add stock-based employee compensation under APB No. 25	105,687	196,874
Deduct stock-based employee compensation under SFAS No. 123	(945,824)	(1,112,216)

Pro forma net loss	(3,319,591)	(5,071,652)
Accretion of dividends and beneficial conversion feature of preferred stock	(3,676,950)	(148,101)

Net loss applicable to common shareholders—pro forma	$(6,996,541)	$(5,219,753)

Basic net loss per share—as reported	$(0.65)	$(0.70)

Basic net loss per share—pro forma	$(0.74)	$(0.85)

(g)  Concentration of Credit Risk

SFAS No. 105, Disclosure of Information about Financial Instruments with Off-Balance-Sheet Risk and Financial Instruments with Concentrations of Credit Risk, requires disclosure of any significant off-balance-sheet risks and credit risk concentrations. The Company has no significant off-balance-sheet risk. Financial instruments, which subject the Company to credit risk, principally consist of cash and cash equivalents. The Company mitigates its risk by maintaining the majority its cash and equivalents with high-quality financial institutions.

(h)  Financial Instruments

SFAS No. 107, Disclosures about Fair Value of Financial Instruments, requires disclosure about fair value of financial instruments. The estimated fair market value of the Company’s financial instruments, which include cash and cash equivalents, restricted cash, accounts receivable and accounts payable, approximates their carrying value due to the short-term nature of these instruments.

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

(j)  Net Loss per Common Share

Basic and diluted net loss per share of the Company’s common stock are presented in conformity with SFAS No. 128, Earnings per Share, for all periods presented. For the periods presented, options, warrants and convertible securities were anti-dilutive and excluded from diluted earnings (loss) per share calculations.

SONTRA MEDICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2003 and 2002

Accordingly, basic and diluted net loss per share of common stock has been computed by dividing the net loss applicable to common stockholders in each period by the weighted average number of shares of common stock outstanding during such period.

(k)  Segment Information

SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, established standards for reporting information regarding operating segments and for related disclosures about products and services and geographical areas. Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision maker, or decision making group, in making decisions regarding resource allocation and assessing performance. To date, the Company has viewed its operations and manages its business as principally one operating segment, which is development of transdermal diagnostics and drug delivery products. As of December 31, 2003 and 2002, all of the Company’s assets were located in the United States.

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

(n)  Recent Accounting Pronouncements

In May 2003, the Financial Accounting Standards Board issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability. Many of those instruments were previously classified as equity. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of this statement did not have any impact on our financial position or results of operations.

Other recent accounting pronouncements, FASB Interpretation No. 46, “Consolidation of Variable Interest Entities,” which addresses when a company should include in its financial statements the assets, liabilities and activities of another entity and SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities,” which amends and clarifies the accounting from derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities did not have any impact on our consolidated financial position, results of operations or cash flows.

SONTRA MEDICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2003 and 2002

(3)  MERGER AGREEMENT WITH CHOICETEL COMMUNICATIONS, INC.

At an annual meeting of ChoiceTel shareholders and a special meeting of SMI stockholders held on June 20, 2002, the stockholders of SMI and the shareholders of ChoiceTel approved and adopted the Agreement and Plan of Reorganization, dated as of February 27, 2002 (the “Merger Agreement”), among ChoiceTel, its wholly-owned subsidiary, CC Merger Corp., and SMI. Pursuant to the Merger Agreement, SMI merged with and into CC Merger Corp., with SMI surviving the merger as a wholly-owned subsidiary of ChoiceTel. Subsequent to the consummation of the Merger, ChoiceTel changed its name to Sontra Medical Corporation and began operating in SMI’s line of business.

For accounting purposes, the Merger transaction is treated as a capital transaction and a recapitalization, whereby the historical financial statements of SMI became the historical financial statements of the combined entity. The accounting treatment for the recapitalization is similar to that resulting from an acquisition, except that goodwill and other intangible assets were not recorded.

Pursuant to the recapitalization and in consideration for the $4,794,524 of net assets that SMI received from ChoiceTel on June 20, 2002, the shareholders of ChoiceTel were deemed to have received 3,035,781 shares of the Company’s common stock. SMI incurred $480,500 of merger costs which was reflected as a reduction in paid-in capital. In addition, the preferred stockholders of SMI converted their shares of Series A Preferred Stock and Series B Preferred Stock into common stock of SMI. Thereafter, 32,227,829 shares of SMI’s common stock were exchanged at a ratio of .1927 for 6,210,289 shares of the Company’s common stock. In addition, all options of SMI were assumed by the Company with no modifications other than to reflect the exchange ratio. Upon completion of the Merger, 9,246,084 shares of the Company’s common stock were issued and outstanding, with the former ChoiceTel shareholders owning approximately 32.83% of the Company’s common stock and the former SMI shareholders owning approximately 67.17% of the Company’s outstanding common stock. All of the per share data for periods prior to the merger date have been retroactively adjusted by the .1927 exchange ratio to reflect the recapitalization. Since the merger date, certain adjustments were made to the net assets of ChoiceTel. These adjustments which, in the aggregate, decreased net assets acquired by $131,615 have been recorded as a decrease to additional paid in capital.

As noted above, in conjunction with the Merger, all the outstanding shares of SMI’s Series A Preferred Stock and Series B Preferred Stock converted into an equal number of shares of common stock. However, prior to being converted into common stock in connection with the merger, the Series B Preferred Stock of SMI was recorded at net proceeds and the carrying value was accreted over time such that at the earliest date of possible redemption, the Series B Preferred Stock was carried to be at its redemption value. The periodic accretion, which was recorded to increase the carrying value, was charged directly to additional paid in capital. For the year ended December 31, 2002, $148,101 was charged to additional paid in capital related to the accretion on the Series B Preferred Stock through the date of conversion. The carrying value of the Series A Preferred Stock of Sontra did not accrete prior to its conversion into common stock.

The Merger was intended to be a tax-free reorganization under Section 368(a)(1)(A) of the Internal Revenue Code of 1986, as amended.

SONTRA MEDICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2003 and 2002

(4)  COMMITMENTS

(a)  Operating lease

The Company leases 12,999 square feet of office, laboratory and manufacturing space in Franklin, Massachusetts under a lease expiring March 10, 2008. Future minimum rental payments under this operating lease are approximately as follows:

Amount
For the years ended December 31,
2004	$142,000
2005	163,000
2006	164,000
2007	172,000
2008	33,000

Total	$674,000

The Company’s rent expense was approximately $134,000 and $202,000 for the years ended December 31, 2003 and 2002, respectively.

(5)  PATENT LICENSE AGREEMENT

Effective June 30, 1998, SMI entered into a patent license agreement with the Massachusetts Institute of Technology (MIT) that granted SMI an exclusive right and license to certain existing and future MIT patents that relate to ultrasound enhancement of transdermal drug delivery.

The Company is obligated to pay MIT an annual license maintenance fee of $25,000. This license maintenance fee is payable starting January 1, 1999 and on January 1 of each year thereafter to the end of the term of the patent rights or until the agreement is terminated. In addition, the Company is obligated to pay MIT royalties up to 2% of net sales of products and processes using the licensed patents (the Licensed Products and Licensed Processes) used, leased or sold by the Company and/or its affiliates, as defined. To date, the Company has not sold any products or processes using the licensed patents and therefore has not paid any royalties to MIT.

(6)  REDEEMABLE CONVERTIBLE PREFERRED STOCK

As of December 31, 2001, SMI had authorized the issuance of up to 5,932,589 shares of preferred stock, $0.01 par value. The authorized shares were designated as follows: 1,938,075 shares of Series A Preferred Stock and 3,994,514 shares of Series B Preferred Stock (collectively, Preferred Stock). The Series B Preferred Stock was recorded at its net sales price and the carrying value was accreted (increased) over time such until the conversion into common on June 20, 2002, and the Series B Preferred Stock was carried as a liability at its redemption value. The periodic accretion recorded to increase the carrying value was charged directly additional paid in capital. The Series A Preferred Stock was also recorded outside of stockholders’ equity as a liability in the Company’s balance sheet at its liquidation value, as certain liquidation events outside the control of the Company could require redemption by SMI.

On February 27, 2002, SMI issued and sold 382,873 shares of its Series B Preferred Stock in exchange for cash of $999,999.

In conjunction with the Merger (see Note 3) on June 20, 2002, all outstanding shares of Sontra’s Series A Preferred Stock and Series B Preferred Stock converted into an equal number of shares of SMI common stock

SONTRA MEDICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2003 and 2002

that totaled 3,584,429 shares. Prior to being converted into common stock in connection with the merger, the Series B Preferred Stock of SMI was recorded at the net proceeds and the carrying value was accreted over time such that at the earliest date of possible redemption, the Series B Preferred Stock was carried at its redemption value. The periodic accretion, which was recorded to increase the carrying value, was charged directly to additional paid in capital. For the year ended December 31, 2002, $148,101 was charged to additional paid in capital related to the accretion on the Series B Preferred Stock through the date of conversion. The carrying value of the Series A Preferred Stock of SMI did not accrete prior to its conversion into common stock.

(7)  SERIES A CONVERTIBLE PREFERRED STOCK

The Company completed a $7 million private placement to selected qualified purchasers of units consisting of shares of the Company’s Series A Convertible Preferred Stock and warrants to purchase shares of the Company’s Common Stock (the “Private Placement”) in three closings on September 15, September 30, and October 15, 2003. In total, the Company received proceeds of $6,228,545, net of a placement agent fee and other offering costs. Individual investors, institutions and certain members of the Board of Directors purchased 7,000,000 shares of Series A Convertible Preferred Stock at a price of $1.00 per share. The investors also received warrants to purchase up to 7,000,000 shares of Common Stock.

Each share of Series A Convertible Preferred Stock is initially convertible into one share of Common Stock, subject to adjustment in certain events. The holders of shares of Series A Convertible Preferred Stock are entitled to receive annual 8% dividends, payable in cash or shares of Common Stock. The Company has the right to convert the shares of Series A Convertible Preferred Stock in the event that the closing price of the Common Stock for twenty consecutive trading days is equal to or greater than $3.00 per share. The Series A Preferred Stock has no voting power, except as otherwise required under the Minnesota Business Corporations Act. In the event of any voluntary or involuntary liquidation, dissolution or winding-up of the Company, the holders of shares of Series A Convertible Preferred Stock are entitled to be paid an amount equal to $1.00 per share plus any accrued and unpaid dividends on such shares prior to any payment to the holders of common stock, but are not entitled to any further participation in distributions of any remaining net assets.

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

The Company allocated the $7,000,000 gross proceeds received to the Series A Convertible Preferred Stock and the warrants, including the placement agent warrants, based on the relative fair values as follows:

Series A Convertible Preferred Stock	$3,543,108
Warrants	3,456,892

Gross proceeds	$7,000,000

SONTRA MEDICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2003 and 2002

Based on the effective conversion price after the allocation of the gross proceeds, the Company recorded a beneficial conversion discount of $3,543,108. As the Series A Convertible Preferred Stock is immediately convertible, this beneficial conversion discount was accreted immediately and reflected as a return to the Series A Preferred stockholders in the Statement of Operations for the year ended December 31, 2003 for purposes of calculating net income (loss) applicable to common stockholders.

In conjunction with the 8% dividend on the Series A Convertible Preferred Stock, the Company accreted dividends of $140,493 for the year ended December 31, 2003.

During the quarter ended December 31, 2003, a total of 505,000 shares of Series A Convertible Preferred Stock converted into common shares and there was a preferred dividend paid on such converted shares of $6,651 in the form of 6,651 shares of Common Stock. As of December 31, 2003, there were 6,495,000 shares of Series A Convertible Preferred Stock outstanding.

Subsequent to December 31, 2003 an additional 3,495,000 shares of Series A Convertible Preferred Stock converted into 3,495,000 shares of common stock and warrants for the purchase of 550,000 common shares were exercised at $1.50 per share, providing the Company with proceeds of $825,000.

(8)  COMMON STOCK

The Company has authorized 40,000,000 shares of common stock, $0.01 par value per share, of which 10,102,992 and 9,355,880 shares were issued and outstanding, as of December 31, 2003 and 2002, respectively.

In connection with the Merger (Note 3), in consideration for the net assets that SMI received from ChoiceTel, the shareholders of ChoiceTel were deemed to have received 3,035,781 shares of the Company’s common stock. Also in conjunction with the Merger on June 20, 2002, all outstanding shares of SMI’s Series A Preferred Stock and Series B Preferred Stock converted into an aggregate of 3,584,429 shares of SMI common stock.

During 2002, 117,062 shares of common stock were issued for proceeds of $124,304 upon the exercise of stock options and 5,789 shares of common stock with a fair value of $14,254 were issued to the Company’s 401(k) plan.

During 2003, 511,651 shares of common stock were issued upon the conversion of Series A Convertible Preferred Stock, 116,364 shares of common stock were issued for proceeds of $46,724 upon the exercise of stock options and 109,097 shares of common stock with a fair value of $306,664 were issued to the Company’s 401(k) plan. In addition, the Company issued 10,000 shares with a fair value of $22,500 to a vendor for providing services. The $22,500 was charged to general and administrative expenses in 2003.

The Company has established the following reserves for the future issuance of common stock as follows

Reserve for 401(k) plan	385,114
Reserve for exercise of warrants	8,589,457
Reserve for conversion of and dividends on Series A Convertible Preferred Stock	7,560,000
Reserve for exercise of stock options	2,769,633

Total reserves	19,304,204

SONTRA MEDICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2003 and 2002

(9)  STOCK OPTION PLANS

In 1997, the Company adopted the 1997 Long-term Incentive and Stock Option Plan (the “1997 Plan”). Pursuant to the 1997 Plan, the Board of Directors (or committees and/or executive officers delegated by the Board) may grant incentive and nonqualified stock options to the Company’s employees, officers, directors, consultants and advisors. The Company has reserved an aggregate of 1,500,000 shares of Common Stock for issuance upon exercise of options granted under the 1997 Plan. As of December 31, 2003, there were options to purchase an aggregate of 1,419,281 shares of Common Stock outstanding under the 1997 Plan, and 2,179 shares available for option grants thereunder.

In connection with the Merger, the Company assumed all outstanding options under the 1999 Sontra Medical, Inc. Stock Option and Incentive Plan (the “1999 Plan”). The Company may not grant any additional options under the 1999 Plan. The Company assumed options to purchase an aggregate of 845,172 shares of Common Stock under the 1999 Plan. As of December 31, 2003, there were options to purchase an aggregate of 598,173 shares of Common Stock outstanding under the 1999 Plan.

In March 2003, the Board of Directors adopted the 2003 Stock Option and Incentive Plan (the “2003 Plan”). The 2003 Plan was approved by the stockholders in May 2003. Pursuant to the 2003 Plan, the Board of Directors (or committees and/or executive officers delegated by the Board) may grant incentive and nonqualified stock options, restricted stock and other stock-based awards to the Company’s employees, officers, directors, consultants and advisors. The Company has initially reserved an aggregate of 750,000 shares of Common Stock for issuance upon exercise of options granted under the 2003 Plan. The 2003 Plan provides that the number of shares authorized for issuance will automatically increase each January 1 (beginning in 2004) by the greater of 4% of the outstanding number of shares of Common Stock on the immediately preceding December 31 or the aggregate number of shares made subject to equity-based awards during the one year prior to such January 1; or, in either case, such lesser number as may be approved by the Board. The maximum aggregate number of shares that may be authorized for issuance under the 2003 Plan for all periods is 2,500,000. As of December 31, 2003, there were options to purchase an aggregate of 750,000 shares of Common Stock outstanding under the 2003 Plan. On January 1, 2004, the number of shares authorized for issuance under the 2003 Plan automatically increased by 750,000 shares.

Options granted generally vest 25% on the first anniversary of the vesting start date and 2.5% monthly thereafter. However, certain options granted were allowed accelerated vesting. Vested options expire after a ten-year period from the date of grant. Vesting for options under the 1997 plan were 100% vested on the date of grant.

Stock Based Compensation

On June 28, 2002, the Company granted under the 1997 Plan fully vested non-qualified stock options to certain members of its Board of Directors for a total of 200,000 shares of common stock. The options had an exercise price of $2.50 per share and the fair value of the common stock on this date was $4.00 per share. As a result, the Company recorded additional paid in capital and non-cash compensation expense of $300,000 for the year ended December 31, 2002.

On July 24, 2002 the Company granted under the 1997 Plan an option to purchase 50,000 shares to a member of the Scientific Advisory Board with a four year vesting schedule. On May 21, 2003 the Company granted under the 2003 Plan an option to purchase 50,000 shares to a member of the Scientific Advisory Board with a four year vesting schedule. The Company re-measures the fair value of these options each quarter using

SONTRA MEDICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2003 and 2002

the Black-Scholes option pricing model and records the corresponding non-cash expense throughout the vesting period of these options. As a result, for the year ended December 31, 2003, the Company decreased additional paid-in capital and deferred compensation by $44,000 and $61,000, respectively, and recorded a non-cash compensation expense of $17,000 in the Statement of Operations. For the year ended December 31, 2002, the Company recorded additional paid-in capital of approximately $204,000, deferred compensation of approximately $180,000 and non-cash compensation expense of $24,000.

On September 23, 2002, the Company repriced and/or exchanged certain options previously granted, pursuant to the Plans, to the Chief Executive Officer and Chief Financial Officer, which relate to a total of 850,000 shares of the Company’s Common Stock. The new exercise prices for these options are between $.5189 and $2.55 per share. The Company records the compensation expense over the vesting period and re-measures the intrinsic value each period throughout the life of these options. As a result, for the year ended December 31, 2003, the Company decreased additional paid-in capital and deferred compensation by $1,653,000 and $1,610,000, respectively, and recorded a non-cash compensation benefit of $43,000 in the Statement of Operations. For the year ended December 31, 2002, the Company recorded additional paid-in capital of approximately $2,051,000, deferred compensation of approximately $1,854,000 and non-cash compensation expense of $197,000. This re-measurement may result in unpredictable charges or credits to the Statement of Operations, which will depend on the fair value of the Company’s Common Stock.

On May 21, 2003, the Company granted under the 2003 Plan options to purchase a total of 60,000 shares of Common Stock at an exercise price of $0.10 per share to two Board members that had provided consulting services to the Company. These options were fully vested upon grant. As a result, for the year ended December 31, 2003, the Company recorded additional paid in capital and a non-cash compensation charge to the Statement of Operation of $129,600.

During the quarter ended September 30, 2003, one employee received an option with intrinsic value on the grant date of $12,000. As a result, for the year ended December 31, 2003, the Company increased additional paid-in capital and deferred compensation by $12,000 and $10,000, respectively, and recorded a non-cash compensation expense of $2,000 in the Statement of Operations.

Information with respect to all activity under the 1997, 1999 and 2003 Plans is as follows:

	Number of Shares	Weighted Average Exercise Price
Balance December 31, 2001	122,461	$0.519
Assumption ChoiceTel options	378,682	2.250
Granted	1,816,626	1.536
Cancelled	(6,889)	0.519
Exercised	(117,062)	1.071

Balance December 31, 2002	2,193,818	1.615
Granted	868,036	1.584
Cancelled	(160,179)	2.022
Exercised	(134,221)	0.907

Balance December 31, 2003	2,767,454	$1.624

Options exercisable at December 31, 2003	1,269,771

Options available for future grant, December 31, 2003	2,179

SONTRA MEDICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2003 and 2002

All of the options issued from the 1997, 1999 and 2003 stock option plans have been previously approved by the Company’s stockholders.

SFAS No. 123 requires the measurement of the fair value of stock options, to be included in the statement of operations or disclosed in the notes to financial statements (see Note 2). The Company has determined that it will continue to account for stock-based compensation for employees under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and has elected the disclosure-only alternative under SFAS Nos. 123 and 148 using the Black-Scholes option pricing model prescribed by SFAS No. 123. The assumptions used and weighted average information for the years ended December 31, 2003 and 2002 were as follows:

	2003	2002
Risk-free interest rate	4.00%	4.00%
Expected dividend yield	—	—
Expected lives	10 years	10 years
Expected volatility	100%	136%
Weighted average fair value per share of options granted	$1.50	$2.42

A summary of options outstanding at December 31, 2003, is as follows:

	December 31, 2003
	Options Outstanding			Options Exercisable
Exercise Price	Number	Weighted Average Remaining Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$.10—$.52	687,556	7.94 years	$0.50	312,684	$0.48
$1.05—$1.75	1,015,543	8.36 years	$1.47	327,567	$1.42
$2.08—$4.25	1,064,355	7.08 years	$2.44	629,520	$2.44

Outstanding at end of year	2,767,454	7.84 years	$1.62	1,269,771	$1.69

(10)  WARRANTS

At December 31, 2003, the Company had the following outstanding warrants:

	Number of shares Exercisable	Exercise Price	Date of Expiration
Granted to investor relations company	10,000	$5.00	2/10/2005
Granted to investors in private placement	572,233	$4.95	4/25/2005
Granted to investors in private placement	7,000,000	$1.50	9/15-10/15/2008
Granted to placement agent in private placement	800,000	$1.20	9/15-10/15/2008
Granted to underwriter of private placement	57,224	$4.95	4/25/2005
Granted to investor in former subsidiary	150,000	$5.00	2/23/2010

Total	8,589,457

Weighted average exercise price		$1.79
Weighted average duration in years			5.56

SONTRA MEDICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2003 and 2002

(11)  BAYER LICENSE AGREEMENT

On July 28, 2003, the Company and Bayer Diagnostics Division of Bayer Healthcare LLC (“Bayer”) executed a definitive license agreement pursuant to which the Company granted to Bayer an exclusive worldwide right and license of the Company’s intellectual property rights to make, have made, use, import and sell the Symphony Diabetes Management System. In consideration of the license and the Company’s delivery of all information, materials and know-how in 2003 related to the licensed technology in 2003, Bayer agreed to pay the Company no later than January 15, 2004, a one-time, non-refundable license fee of $1.5 million. The Company recorded the $1.5 million license payment as accounts receivable and licensing revenue for year ended December 31, 2003. Subsequent to year-end, the Company collected the $1,500,000 receivable from Bayer.

The Company and Bayer may enter into one or more additional agreements to continue the joint development of the Symphony Diabetes Management System. Such agreements are expected to include, among other things, a $3.0 million milestone payment to the Company after the first phase of development of the product, a royalty agreement providing for the payment by Bayer to the Company of royalties based on net sales of the product and a manufacturing and supply agreement providing Sontra with the exclusive manufacturing rights of the SonoPrep device. In the event that Bayer does not complete the development of the product necessary to obtain FDA approval, the license shall convert to a non-exclusive license. Bayer has the right to terminate the agreement at any time following the payment of the license fee. In the event that Bayer terminates the agreement following the payment of the license fee, the license shall cease to be an exclusive license and shall become a co-exclusive license pursuant to which the Company will receive royalties based on net sales of the product.

(12)  INCOME TAXES

No provision or benefit for federal or state income taxes has been recorded, as the Company has incurred a net loss for all periods presented, and has provided a valuation allowance against its deferred tax assets.

At December 31, 2003, the Company had federal net operating loss carryforwards of approximately $16,411,000, which will begin to expire in 2018. The Company also had research and development tax credit carryforwards of approximately $375,300, which will begin to expire in 2018 unless previously utilized. The United States Tax Reform Act of 1986 contains provisions that may limit the Company’s net operating loss carryforwards available to be used in any given year in the event of significant changes in the ownership interests of significant stockholders, as defined.

Significant components of the Company’s net deferred tax asset are as follows:

	December 31,
	2003	2002
Deferred Tax Assets:
Net operating loss carryforwards	$6,318,000	$3,728,000
Research credit carryforward	375,000	326,000
Other temporary differences	(80,000)	(48,000)

Total deferred tax assets	6,613,000	4,006,000

Valuation allowance	(6,613,000)	(4,006,000)

Net deferred tax asset	$—	$—

SONTRA MEDICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2003 and 2002

In 2003, the Company’s valuation allowance increased by $2,607,000. SFAS No. 109 requires that a valuation allowance be recorded when it is more likely than not that some portion or all of the deferred tax assets will not be realized. Accordingly, since the Company cannot be assured of realizing the deferred tax asset, a full valuation allowance has been provided.

(13)  EMPLOYEE BENEFIT PLANS

The Company sponsors a 401(k) Plan that covers all eligible employees. Employees must be 21 years of age or older as of the plan’s entry dates. In addition, employees become eligible to participate in the 401(k) Plan on the entry date occurring on or immediately after meeting the eligibility requirements, as long as they are in a group of employees eligible to participate on that entry date. Participants may contribute up to 20% of their compensation, not to exceed the maximum allowable by Internal Revenue Service regulations. Prior to June 30, 2002, the 401(k) Plan did not provide for employer matching contributions. In July 2002, the plan was amended to include a Company matching contribution equal to 100% of the participant’s contribution up to the first 3% of compensation and 50% of the next 2% of compensation. In addition the Company may make profit sharing contributions at its discretion. The matching contribution and the profit sharing contribution are payable in cash or in the Company’s common stock, at the discretion of the Board. For the year ended December 31, 2003, the Company contributed 109,097 shares of Company common stock to the 401(k) plan and recorded compensation expense of $306,664. For the year ended December 31, 2002, the Company contributed 5,789 shares of the Company’s common stock to the 401(k) plan and recorded compensation expense of $14,000. The Company has reserved 385,114 shares of common stock to be issued in connection with the 401(k) plan.

(14)  LITIGATION

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

Based on the Company’s activities in the public payphone market in Puerto Rico, commencing in August 2002, the Company had been participating in a lawsuit against GTE International Telecommunications, Inc. and Puerto Rico Telephone Company in the United States District Court for the District of Puerto Rico for violations of federal and Commonwealth antitrust laws, among others. The Company’s lawsuit was joined by two other Puerto Rican payphone providers, Pan American Telephone Co., Inc. and In Touch Telecommunications, Inc. The lawsuit alleged that Puerto Rico Telephone Company and its operating company, GTE International Telecommunications, Inc., engaged in a pattern of unlawful exclusionary acts in order to maintain its monopoly position in the market for the provision of payphones to payphone location owners in Puerto Rico. In November 2003, the Company filed a notice of voluntary dismissal without prejudice with the Court, thereby withdrawing from the suit.

ITEM 8.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On July 3, 2002, we filed a Current Report on Form 8-K reporting under Item 4, Changes in Registrant’s Certifying Accountants that, in connection with our merger with Sontra Medical, Inc. (“SMI”) on June 20, 2002, we had dismissed our independent auditors, Schechter Dokken Kanter Andrews & Selcer Ltd., and engaged the services of Arthur Andersen, LLP, who had served as SMI’s independent auditors prior to the merger, as our independent auditors for the Company’s fiscal year ended December 31, 2002. The decision to change accountants was approved by our Board of Directors.

On August 19, 2002, we filed a Current Report on Form 8-K reporting under Item 4, Changes in Registrant’s Certifying Accountants that on August 14, 2002 we had dismissed our independent auditors, Arthur Andersen, LLP and engaged the services of Wolf & Company, P.C. (“Wolf”) as our independent auditors for the Company’s fiscal year ended December 31, 2002. The decision to change accountants was approved by our Board of Directors.

There were no disagreements with either former accountant on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure. Wolf’s audit report for our financial statements for the fiscal year ended December 31, 2002 included a “going concern” paragraph. A “going concern” paragraph in an audit opinion means that the auditor has identified certain conditions or events that indicate there is substantial doubt about our ability to continue as a going entity for a period of at least one year from the date of the financial statements.

ITEM 8A.    CONTROLS AND PROCEDURES

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

Internal Control Over Financial Reporting.    There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) under the Exchange Act) during the Company’s fourth fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART III

ITEM 9.    DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Incorporated by reference to the portions of the Definitive Proxy Statement entitled “Election of Directors,” “Directors, Nominees for Director and Executive Officers,” “The Board of Directors and its Committees,” “Audit Committee Financial Expert” and “16(a) Beneficial Ownership Reporting Compliance.”

The Company has adopted a Code of Business Conduct and Ethics that applies to all directors, officers and employees of the Company, including the Company’s principal executive officer, and its senior financial officers (principal financial officer and controller or principal accounting officer, or persons performing similar functions). A copy of the Company’s Code of Business Conduct and Ethics is filed with this report.

ITEM 10.    EXECUTIVE COMPENSATION

Incorporated by reference to the portions of the Definitive Proxy Statement entitled “Executive Compensation” and “Director Compensation.”

ITEM 11.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Incorporated by reference to the portions of the Definitive Proxy Statement entitled “Securities Ownership of Certain Beneficial Owners and Management.”

Equity Compensation Plan Information as of December 31, 2003

The following table sets forth certain information regarding the Company’s equity compensation plans as of December 31, 2003. The Company has no equity compensation plans not previously approved by security holders.

	(a)	(b)	(c)

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))

Equity compensation plans approved by security holders	2,767,454	$1.62	2,179	(1)

Equity compensation plans not approved by security holders	N/A	N/A	N/A

Total	2,767,454	$1.62	2,179

(1)	Consists of 2,179 shares authorized for issuance under the Company’s 1997 Long-Term Incentive and Stock Option Plan and 0 shares authorized for future issuance under the Company’s 2003 Stock Option and Incentive Plan (the “2003 Plan”). The Company initially reserved an aggregate of 750,000 shares of Common Stock for issuance upon exercise of options granted under the 2003 Plan. The 2003 Plan provides that the number of shares authorized for issuance will automatically increase each January 1 (beginning in 2004) by the greater of (i) 4% of the outstanding number of shares of Common Stock on the immediately preceding December 31, or (ii) the aggregate number of shares made subject to equity-based awards during the one year prior to such January 1; or, in either case, such lesser number as may be approved by the Board. The maximum aggregate number of shares that may be authorized for issuance under the 2003 Plan for all periods is 2,500,000. As of December 31, 2003, there were options to purchase an aggregate of 750,000 shares of Common Stock outstanding under the 2003 Plan. On January 1, 2004, the number of shares authorized for issuance under the 2003 Plan automatically increased by 750,000 shares.

ITEM 12.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Incorporated by reference to the portions of the Definitive Proxy Statement entitled “Certain Relationships and Related Transactions.”

ITEM 13.    EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

The Exhibits listed in the Exhibit Index immediately preceding such Exhibits are filed with or incorporated by reference in this report.

(b)	Reports on Form 8-K

We filed or furnished four reports on Form 8-K during our fourth quarter ended December 31, 2003. Information regarding the items reported on is as follows:

Date Filed or Furnished	Item No.	Description
October 1, 2003	Items 5, 7	On October 1, 2003, Sontra filed a Current Report on Form 8-K dated September 30, 2003 to report that it completed the second closing of its Series A Preferred Stock financing, and that on September 30, 2003, at a special meeting of shareholders, Sontra’s shareholders voted upon and approved of the issuance of shares of Sontra’s Common Stock representing more than 19.99% of the outstanding shares of Common Stock upon conversion of the Series A Preferred Stock and the exercise of the warrants issued in connection therewith. No financial statements were filed with such report.

October 14, 2003	Items 5, 7	On October 14, 2003, Sontra filed a Current Report on Form 8-K dated October 14, 2003 to file as an exhibit the Company’s unaudited consolidated balance sheet as of September 30, 2003 evidencing stockholders’ equity of at least $2.5 million.

October 16, 2003	Items 5, 7	On October 16, 2003, Sontra filed a Current Report on Form 8-K dated October 14, 2003 to report that it completed the third and final closing of its Preferred Stock financing. No financial statements were filed with such report.

November 13, 2003	Item 12	On November 13, 2003, Sontra furnished a copy of its earnings release for its fiscal third quarter ended September 30, 2003. Consolidated financial statements for such period were furnished with such report.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

Incorporated by reference to the portions of the Definitive Proxy Statement entitled “Independent Public Accountants.”

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on March 16, 2004.

SONTRA MEDICAL CORPORATION

By:	/S/ THOMAS W. DAVISON
Name: Thomas W. Davison
Title: President and Chief Executive Officer

By:	/S/ SEAN F. MORAN
Name: Sean F. Moran
Title: Chief Financial Officer

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 16, 2004.

Signature and Title	Signature and Title

/S/ JAMES R. MCNAB, JR.	/S/ GARY S. KOHLER
James R. McNab, Jr. Chairman of the Board	Gary S. Kohler Director

/S/ THOMAS W. DAVISON	/S/ JOSEPH F. AMARAL
Thomas W. Davison	Joseph F. Amaral
Chief Executive Officer, President and Director (Principal Executive Officer)	Director

/S/ SEAN F. MORAN	/S/ ROBERT S. LANGER
Sean F. Moran Chief Financial Officer (Principal Financial and Accounting Officer)	Robert S. Langer Director

/S/ MARTIN P. SUTTER
Martin P. Sutter Director

/S/ W. LEIGH THOMPSON
W. Leigh Thompson Director

/S/ MICHAEL R. WIGLEY
Michael R. Wigley Director

EXHIBIT INDEX

Exhibit Number		Description of Document

2.01		Agreement and Plan of Reorganization by and among the Registrant, SMI and CC Merger Corp., dated February 27, 2002 is incorporated by reference to Exhibit 2.1 of the Registrant’s Registration Statement on Form S-4 (File No. 333-86814).

2.02		Amendment No. 1 to Agreement and Plan of Reorganization by and among the Registrant, SMI and CC Merger Corp., dated February 27, 2002 is incorporated by reference to Exhibit 2.2 of the Registrant’s Registration Statement on Form S-4 (File No. 333-86814).

3.01		Second Amended and Restated Articles of Incorporation of the Registrant.

3.02		Statement of the Powers, Designations, Preferences and Rights of the Series A Convertible Preferred Stock of the Registrant is incorporated herein by reference to Exhibit 4.2 to the Registrant’s Registration Statement on Form S-3 (File No. 333-109716).

3.03		Amended and Restated Bylaws of the Registrant.

4.01		Specimen Certificate of Common Stock, $.01 par value per share, of the Registrant is incorporated herein by reference to Exhibit 4.02 to the Registrant’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2002 (File No. 000-23017).

10.01	*	Director Voting Agreement, dated as of June 20, 2002, by and among Michael Wigley, Gary S. Kohler and each of the persons or entities listed on Annex A thereto is incorporated herein by reference to Exhibit 2 to Schedule 13D, dated as of June 20, 2002, filed July 1, 2002 (File No. 005-52931).

10.02	*	Form of Voting Agreement (executed by each of Messrs. Kohler, Wigley, McNab, Kost and Langer) is incorporated herein by reference to Appendix A to the Registrant’s Definitive Schedule 14A filed September 8, 2003 (File No. 000-23017).

10.03	*	Form of Voting Agreement (executed by each of Essex Woodlands Health Ventures Fund IV, L.P., Vanguard VI, L.P., Vanguard VI Affiliates Fund, L.P., H&Q Healthcare Investors and H&Q Life Sciences Investors) is incorporated herein by reference to Appendix B to the Registrant’s Definitive Schedule 14A filed September 8, 2003 (File No. 000-23017).

10.04	*	2003 Stock Option and Incentive Plan.

10.05	*	1997 Long-Term Incentive and Stock Option Plan, as amended, are incorporated by reference to Exhibit 10.3 of the Registrant’s Quarterly Report for the period ended June 30, 2002 (File No. 000-23017).

10.06	*	Sontra Medical, Inc. 1999 Stock Option and Incentive Plan is incorporated by reference to Exhibit 10.31 of the Registrant’s Registration Statement on Form S-4 (File No. 333-86814).

10.07	*	Employment Agreement between SMI and James R. McNab, Jr. dated May 23, 2001 is incorporated herein by reference to Exhibit 10.07 to the Registrant’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2002 (File No. 000-23017).

10.08	*	Employment Agreement between SMI and Joseph Kost dated June 12, 2001 is incorporated herein by reference to Exhibit 10.08 to the Registrant’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2002 (File No. 000-23017).

10.09	*	Agreement to Amend Employment Agreement and Enter into Independent Contractor Agreement between the Registrant and Joseph Kost dated November 1, 2002 is incorporated herein by reference to Exhibit 10.09 to the Registrant’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2002 (File No. 000-23017).

10.10	*	Consulting Agreement between SMI and Robert S. Langer dated June 1, 1998 is incorporated herein by reference to Exhibit 10.10 to the Registrant’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2002 (File No. 000-23017).

Exhibit Number		Description of Document

10.11	*	Independent Contractor Agreement between the Registrant and Robert S. Langer dated November 1, 2002 is incorporated herein by reference to Exhibit 10.11 to the Registrant’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2002 (File No. 000-23017).

10.12		License Agreement, dated as of July 28, 2003, by and between the Registrant and Bayer Healthcare LLC is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated July 28, 2003 (File No. 000-23017).

10.13		Lease Agreement between the Registrant and Forge Park Investors LLC dated January 24, 2003 is incorporated herein by reference to Exhibit 10.13 to the Registrant’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2002 (File No. 000-23017).

10.14		Patent License Agreement (Exclusive) between SMI and the Massachusetts Institute of Technology dated June 30, 1998 (incorporated by reference to Exhibit 10.39 of the Registrant’s Registration Statement on Form S-4; Registration No. 333-86814).

10.15	*	401(k) Retirement Plan is incorporated herein by reference to Exhibit 10.15 to the Registrant’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2002 (File No. 000-23017).

10.16		Form of Subscription Agreement is incorporated herein by reference to Appendix C to the Registrant’s Definitive Schedule 14A filed September 8, 2003 (File No. 000-23017).

10.17		Form of Series A Unit Supplemental Agreement is incorporated herein by reference to Appendix F to the Registrant’s Definitive Schedule 14A filed September 8, 2003 (File No. 000-23017).

10.18		Pre-emptive Rights Letter Agreement, dated as of September 9, 2003, by and among the Registrant and Xmark Fund, L.P., Xmark Fund, Ltd., SDS Merchant Fund, LP and OTAPE Investments LLC is incorporated herein by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K dated October 14, 2003 (File No. 000-23017).

10.19		Pre-Emptive Rights Granted to Purchasers of Series A Preferred Stock of the Registrant is incorporated herein by reference to Exhibit 99.2 to the Registrant’s Current Report on Form 8-K dated October 14, 2003 (File No. 000-23017).

10.20		Form of Common Stock Purchase Warrant is incorporated herein by reference to Appendix E to the Registrant’s Definitive Schedule 14A filed September 8, 2003 (File No. 000-23017).

10.21		Form of Placement Agent Common Stock Purchase Warrant is incorporated herein by reference to Exhibit 99.4 to the Registrant’s Registration Statement on Form S-3 (File No. 333-109716).

10.22	*	Employment Agreement between the Registrant and Thomas W. Davison, dated May 20, 2002, is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report filed on 10-QSB for the period ended June 30, 2002 (File No. 000-23017).

10.23	*	Employment Agreement between the Registrant and Sean Moran, dated June 22, 2002, is incorporated herein by reference to Exhibit 10.2 to the Registrant’s Quarterly Report filed on 10-QSB for the period ended June 30, 2002 (File No. 000-23017).

14		Code of Business Conduct and Ethics of the Registrant.

21		Subsidiaries of the Registrant is incorporated herein by reference to Exhibit 21 to the Registrant’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2002 (File No. 000-23017).

23.01		Consent of Wolf & Company, P.C.

23.02		Information regarding Arthur Andersen LLP is incorporated herein by reference to Exhibit 23.02 to the Registrant’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2002 (File No. 000-23017).

31.1		Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

2

Exhibit Number	Description of Document

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management contract or compensatory plan or arrangement filed in response to Item 13(a) of the instructions to Form 10-KSB.

3