Form 10QSB
period 2004-03-31
SONTRA MEDICAL CORP
filed 2004-05-07
CIK 1031927

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

Commission File Number: 000-23017

SONTRA MEDICAL CORPORATION

(Exact name of small business issuer as specified in its charter)

MINNESOTA	41-1649949
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

10 Forge Parkway, Franklin, MA	02038
(Address of principal executive offices)	(Zip Code)

(508) 553-8850

(Issuer’s telephone number, including area code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

As of May 3, 2004, the Registrant had 15,276,761 shares of Common Stock outstanding.

Transitional Small Business Disclosure Format (Check one):    Yes  ☐    No  ☒

SONTRA MEDICAL CORPORATION

FORM 10-QSB INDEX

SONTRA MEDICAL CORPORATION

Consolidated Balance Sheets

	As of
	March 31, 2004	December 31, 2003
	(Unaudited)
Assets:
Current Assets:
Cash and cash equivalents	$6,272,650	$4,868,933
Accounts receivable	—	1,500,000
Prepaid expenses and other current assets	114,728	66,075

Total current assets	6,387,378	6,435,008

Property and Equipment, at cost
Computer equipment	174,847	171,272
Office and laboratory equipment	407,735	405,285
Furniture and fixtures	14,288	14,288
Manufacturing equipment	180,608	144,695
Leasehold improvements	166,289	166,289

	943,767	901,829
Less-Accumulated depreciation and amortization	(534,835)	(498,341)

Net property and equipment	408,932	403,488

Other Assets:
Restricted cash	48,746	48,746
Other assets	2,000	2,000

Total other assets	50,746	50,746

Total assets	$6,847,056	$6,889,242

Liabilities and Stockholders’ Equity

Current Liabilities:
Accounts payable	$126,001	$136,810
Accrued expenses	283,600	465,092

Total current liabilities	409,601	601,902

Commitments

Stockholders’ Equity:
Series A Convertible Preferred Stock, $0.01 par value, authorized 7,000,000 shares, issued and outstanding 2,987,500 shares at March 31, 2004 and 6,495,000 shares at December 31, 2003 (preference in liquidation of $3,105,148)	3,105,148	6,628,842
Common stock, $0.01 par value, authorized 40,000,000 shares, issued and outstanding 14,521,635 shares at March 31, 2004 and 10,102,992 shares at December 31, 2003	145,216	101,030
Additional paid-in capital	22,802,718	17,952,721
Deferred stock-based compensation	(404,076)	(372,874)
Accumulated deficit	(19,211,551)	(18,022,379)

Total stockholders’ equity	6,437,455	6,287,340

Total liabilities and stockholders’ equity	$6,847,056	$6,889,242

The accompanying notes are an integral part of these consolidated financial statements.

SONTRA MEDICAL CORPORATION

Consolidated Statements of Loss

(Unaudited)

	For the Three Months Ended March 31,
	2004	2003
Revenues	$—	$—

Operating Expenses:
Research and development	675,907	541,352
General and administrative	527,494	418,433

Total operating expenses	1,203,401	959,785

Loss from operations	(1,203,401)	(959,785)

Interest income	14,229	9,106

Net loss	(1,189,172)	(950,679)

Accretion of dividend and beneficial conversion feature on Series A Convertible Preferred Stock	(213,434)	—

Net loss applicable to common shareholders	$(1,402,606)	$(950,679)

Net loss per common share, basic and diluted	$(0.11)	$(0.10)

Basis and diluted weighted average common shares outstanding	12,711,051	9,360,938

The accompanying notes are an integral part of these consolidated financial statements.

Sontra Medical Corporation

Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31,
	2004	2003
Cash Flows From Operating Activities:
Net loss	$(1,189,172)	$(950,679)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	36,494	55,696
Stock based compensation	108,171	(151,154)
Stock issued to 401(k) plan	180,913	13,000
Changes in operating assets and liabilities:
Accounts receivable	1,500,000	—
Prepaid expenses and other current assets	(48,653)	30,651
Accounts payable	(10,809)	230,717
Accrued expenses	(187,917)	42,402

Net cash provided by (used in) operating activities	389,027	(729,367)

Cash Flows from Investing Activities:
Purchase of property and equipment	(41,938)	(196,021)
Increase in restricted cash	—	(48,746)
Decrease in other assets	—	31,675

Net cash used in investing activities	(41,938)	(213,092)

Cash Flows From Financing Activities:
Proceeds from the exercise of warrants	1,036,489	—
Proceeds from the exercise of stock options	20,139	2,995

Net cash provided by financing activities	1,056,628	2,995

Net Increase (Decrease) in Cash and Cash Equivalents	1,403,717	(939,464)
Cash and Cash Equivalents, beginning of period	4,868,933	2,231,104

Cash and Cash Equivalents, end of period	$6,272,650	$1,291,640

Supplemental Disclosure of Non Cash Financing Transactions:
Accretion of dividend on Series A Convertible Preferred Stock	$82,813	$—

Conversion of Series A Convertible Preferred Stock into common stock	$3,507,500	$—

Common stock issued for dividends on converted Series A Convertible Preferred Stock	$99,007	$—

The accompanying notes are an integral part of these consolidated financial statements.

SONTRA MEDICAL CORPORATION

Notes to Consolidated Financial Statements

March 31, 2004

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

The condensed consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). These consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, SMI. All significant inter-company balances and transactions have been eliminated in consolidation. These financial statements should be read in conjunction with the Company’s audited financial statements and related footnotes for the fiscal year ended December 31, 2003, which are included in the Company’s Annual Report on Form 10-KSB filed with the SEC on March 16, 2004. In the opinion of the Company’s management, the unaudited condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and include all adjustments (consisting only of normal recurring accruals) necessary to present fairly the Company’s financial position as of March 31, 2004 and the results of operations and cash flows for the three months ended March 31, 2004 and 2003. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the relevant SEC rules and regulations. However, the Company believes that its disclosures are adequate to make the information presented not misleading. The results of operations for the interim periods are not necessarily indicative of the results of operations for the full fiscal year or any other interim period.

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

(a) Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant changes in the near term relate to the realizability of deferred tax assets.

(b) Cash and Cash Equivalents

The Company considers all highly liquid investments with maturities of ninety days or less to be cash equivalents. Cash equivalents consist primarily of commercial paper and money market funds as of March 31, 2004 and December 31, 2003.

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

SONTRA MEDICAL CORPORATION

Notes to Consolidated Financial Statements

March 31, 2004

(Unaudited)

(d) Stock-Based Compensation

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

The Company applies Opinion No. 25 and related interpretations in accounting for stock options issued to employees and directors. Had compensation cost for the Company’s stock options issued to employees and directors been determined based on the fair value at the grant dates consistent with SFAS No. 123, the Company’s net loss and net loss per share would have been adjusted to the pro forma amounts indicated below:

	Three Months Ended March 31,
	2004	2003
	(unaudited)	(unaudited)
Net loss—as reported	$(1,189,172)	$(950,679)

Add: stock-based employee compensation under APB No. 25	76,565	—

Deduct: stock-based employee compensation under SFAS No. 123	(255,686)	(571,179)

Pro forma net loss	(1,368,293)	(1,521,858)

Accretion of dividend and beneficial conversion feature on Series A Convertible Preferred Stock	(213,434)	—

Pro forma net loss	$(1,581,727)	$(1,521,858)

Basic loss per share, as reported	$(0.11)	$(0.10)

Basic loss per share, pro forma	$(0.12)	$(0.16)

On July 24, 2002, the Company granted an option to purchase 50,000 shares to a member of the Scientific Advisory Board with a four year vesting schedule. On May 21, 2003, the Company granted an option to purchase 50,000 shares to a member of the Scientific Advisory Board with a four year vesting schedule. The Company re-measures the fair value of these options each quarter using the Black-Scholes option pricing model and records the corresponding non-cash expense throughout the vesting period of these options. As a result, for the three months ended March 31, 2004, the Company increased additional paid-in capital and deferred compensation by $23,644 and $9,142, respectively, and recorded a non-cash compensation expense of $14,502 in the Statement of Loss.

On September 23, 2002, the Company repriced and/or exchanged certain options previously granted to the Chief Executive Officer and Chief Financial Officer, which relate to a total of 850,000 shares of the Company’s Common Stock. The new exercise prices for these options are between $.5189 and $2.55 per share. The Company records the compensation expense over the vesting period and re-measures the intrinsic value each period throughout the life of these options. As a result, for the three months ended March 31, 2004, the Company increased additional paid-in capital and deferred compensation by $98,625 and $22,808, respectively, and recorded a non-cash compensation expense of $75,817 in the Statement of Loss. This re-measurement may result in unpredictable charges or credits to the Statement of Loss, which will depend on the fair value of the Company’s Common Stock.

During the quarter ended September 30, 2003, one employee received an option with intrinsic value on the grant date of $12,000. As a result, for the three months ended March 31, 2004, the Company decreased deferred compensation by $748 and recorded a non-cash compensation expense of $748 in the Statement of Loss.

During the quarter ended March 31, 2004, the Company granted options to purchase 20,000 shares of the Company’s common stock at a price of $2.35 to certain employees. In addition, on February 4, 2004, the Company granted an option to purchase 10,000 shares of the Company’s common stock at a price of $1.88 to a consultant. This option was fully vested and the fair value of $17,104 was recorded as additional paid in capital and non-cash compensation in the Statement of Loss.

SONTRA MEDICAL CORPORATION

Notes to Consolidated Financial Statements

March 31, 2004

(Unaudited)

During the quarter ended March 31, 2004, a total of 25,270 shares of common stock were issued for proceeds of $20,139 in conjunction with the exercise of stock options. In addition, 91,866 shares of common stock with a fair value of $180,912 were issued to the Company’s 401(k) plan.

(e) Net Loss per Common Share

Basic and diluted net loss per share of the Company’s common stock are presented in conformity with SFAS No. 128, Earnings per Share, for all periods presented. For the periods presented, options, warrants and convertible securities were anti-dilutive and excluded from diluted loss per share calculations. Accordingly, basic and diluted net loss per share of common stock has been computed by dividing the net loss applicable to common stockholders in each period by the weighted average number of shares of common stock outstanding during such period.

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

(3) COMMITMENTS

The Company leases 12,999 square feet of office, laboratory and manufacturing space in Franklin, Massachusetts under a lease expiring March 10, 2008. Future minimum rental payments under this lease are approximately as follows:

Amount
For the year ending December 31,
2004	$142,000
2005	163,000
2006	164,000
2007	172,000
2008	33,000

Total	$674,000

(4) SERIES A CONVERTIBLE PREFERRED STOCK FINANCING

In 2003, the Company completed a $7 million private placement to selected qualified purchasers of units consisting of shares of the Company’s Series A Convertible Preferred Stock and warrants to purchase shares of the Company’s Common Stock (the “Private Placement”). Individual investors, institutions and certain members of the Board of Directors purchased 7,000,000 shares of the Company’s Series A Convertible Preferred Stock, at a per share purchase price of $1.00. The investors also received warrants to purchase up to 7,000,000 shares of Common Stock.

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

In conjunction with the 8% dividend on the Series A Preferred Stock, the Company accreted dividends of $82,813 for the three months ended March 31, 2004.

SONTRA MEDICAL CORPORATION

Notes to Consolidated Financial Statements

March 31, 2004

(Unaudited)

During the quarter ended March 31, 2004, a total of 3,507,500 shares of Series A Preferred Stock converted into common shares and there was a preferred dividend paid on such converted shares of $99,007 in the form of 99,007 shares of Common Stock. On the date of issuance, the 99,007 shares of Common Stock had a fair value of approximately $229,628. The excess of the fair value of the Common Stock over the amount of the accrued dividend payable of $130,621 was recorded as additional beneficial conversion for purposes of determining Net Income Applicable to Common Shareholders. As of March 31, 2004, there were 2,987,500 shares of Series A Convertible Preferred Stock outstanding.

During the quarter ended March 31, 2004, warrants to purchase 695,000 shares of common stock were exercised at $1.50 per share, and the Company received $1,036,489 in net cash proceeds.

(5) BAYER LICENSE AGREEMENT

On July 28, 2003, the Company and Bayer Diagnostics Division of Bayer Healthcare LLC (“Bayer”) executed a definitive license agreement pursuant to which the Company granted to Bayer an exclusive worldwide right and license of the Company’s intellectual property rights to make, have made, use, import and sell a continuous non-invasive glucose monitoring system. In consideration of the license and the Company’s delivery of all information, materials and know-how related to the licensed technology, on January 15, 2004, Bayer paid the Company a one-time, non-refundable license fee of $1.5 million. The Company had recorded the $1.5 million license payment as accounts receivable and licensing revenue for year ended December 31, 2003.

The Company and Bayer may also enter into one or more additional agreements to continue the joint development of the continuous non-invasive glucose monitoring system. Such agreements may include, among other things, a $3.0 million milestone payment to the Company after the first phase of development of the product, a royalty agreement providing for the payment by Bayer to the Company of royalties based on net sales of the product, and a manufacturing and supply agreement providing Sontra with the exclusive manufacturing rights of the SonoPrep device. There can be no assurance that the Company and Bayer will enter into any additional agreements or that Bayer will make any further payments to the Company. In the event that Bayer does not complete the development of the product necessary to obtain FDA approval, the license shall convert to a non-exclusive license. Bayer has the right to terminate the agreement at any time following the payment of the license fee. In the event that Bayer terminates the agreement following the payment of the license fee, the license shall cease to be an exclusive license and shall become a co-exclusive license pursuant to which the Company will receive royalties based on net sales of the product.

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

Overview

On June 20, 2002, the Company (previously operating under the name ChoiceTel Communications, Inc.) consummated a merger with Sontra Medical, Inc. (“SMI”), pursuant to which SMI merged with and into a wholly owned subsidiary of the Company (the “Merger”). Subsequent to the consummation of the Merger, the Company changed its name to Sontra Medical Corporation and began operating in SMI’s line of business.

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

Stock-based compensation expense, a non-cash expense, represents the difference between the exercise price and fair value of common stock on the date of grant. Certain stock-based compensation expense is remeasured each period and amortized over the vesting period of the applicable options, which is generally 42 months.

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

Results of Operations

Comparison of the three months ended March 31, 2004 and 2003

Research and Development Expenses.

Research and development expenses increased by $135,000 to $676,000 for the quarter ended March 31, 2004 from $541,000 for the quarter ended March 31, 2003. This increase was primarily attributable to costs incurred to build additional SonoPrep prototype skin permeation devices and human clinical trial expenses for the transdermal delivery of lidocaine with SonoPrep.

General and Administrative Expenses.

General and administrative expenses increased by $109,000 to $527,000 for the quarter ended March 31, 2004 from $418,000 for the quarter ended March 31, 2003. The increase was primarily attributable to an increase in stock-based compensation expenses.

Interest Income.

Interest income was $14,000 for the quarter ended March 31, 2004 compared to interest income of $9,000 for the quarter ended March 31, 2003. This increase in interest income is attributable to the Company having a higher average cash balance in 2004 compared to 2003.

Liquidity and Capital Resources

The Company has financed its operations since inception primarily through private sales of its preferred stock, the issuance of convertible promissory notes, and the cash it received in connection with the Merger. As of March 31, 2004, the Company had $6,273,000 of cash and cash equivalents on hand.

Net cash provided by operating activities totaled $389,000 for the three months ended March 31, 2004. The net loss for the three months ended March 31, 2004 was $1,189,000 and included in this loss were non-cash expenses of $36,000 for depreciation and amortization, $108,000 for stock-based compensation and $181,000 for common stock contributed to the 401(k) plan. A decrease in accounts receivable provided $1,500,000 of cash and a decrease in accounts payable and accrued expenses used $199,000.

Net cash used in investing activities was $42,000 for the three months ended March 31, 2004, resulting from the purchase of property and equipment.

Net cash provided by financing activities was $1,057,000 for the three months ended March 31, 2004, as a result of the exercise of warrants and options to purchase common stock.

The Company expects that the cash and cash equivalents of $6,273,000 at March 31, 2004 will be sufficient to meet its cash requirements through June 2005. In addition, as of March 31, 2004, the Company has outstanding warrants to purchase an aggregate of 6,305,000 shares of common stock at an exercise price of $1.50 per share and warrants to purchase an aggregate of 800,000 shares of common stock at an exercise price of $1.20 per share. Upon any exercise of the warrants, the Company will receive the aggregate exercise price. The Company will be required to raise a substantial amount of capital in the future to complete the commercialization of its products.

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

We have generated limited revenues and have had operating losses since our inception. Our historical accumulated deficit was approximately $19,212,000 as of March 31, 2004. It is possible that the Company will never generate any additional revenue or generate enough additional revenue to achieve and sustain profitability. Even if the Company reaches profitability, it may not be able to sustain or increase profitability. We expect our operating losses to continue for the foreseeable future as we continue to expend substantial resources to conduct research and development, feasibility and clinical studies, obtain regulatory approvals for specific use applications of our SonoPrep® technology, identify and secure collaborative partnerships, and manage and execute our obligations in strategic collaborations.

If we fail to raise additional capital, we will be unable to continue our development efforts and operations.

The Company has generated limited revenue since inception (from an historical accounting perspective), and does not expect to generate sufficient revenues to earn a profit in the near future. Our development efforts to date have consumed and will continue to require substantial amounts of capital to complete the development of our SonoPrep® technology and to meet other cash requirements in the future. Our product development programs will require substantial additional clinical trials to demonstrate the efficacy of our products before we can begin to commercialize our products under development. As we enter into more advanced product development of our SonoPrep device and our continuous non-invasive glucose monitoring system, we will need significant funding to pursue our product commercialization plans. We have not begun to market or generate revenues from our products under development. Our ability to continue our research, development and testing activities and commercialize our products in development is highly dependent on our ability to obtain additional sources of financing, including by entering into and maintaining collaborative arrangements with third parties who have the resources to fund such activities. Raising capital has become increasingly difficult for many companies. Any future equity financing, if available, may result in substantial dilution to existing shareholders, and debt financing, if available, may include restrictive covenants or may require us to grant a lender a security interest in our assets. To the extent that we attempt to raise additional funds through third party collaborations and/or licensing arrangements, we may be required to relinquish some rights to our technologies or products currently in various stages of development, or grant licenses on terms that are not favorable to the Company. Any failure by the Company to timely procure additional financing or investment adequate to fund the Company’s ongoing operations, including planned product development initiatives and clinical studies, will have material adverse consequences on the Company’s business operations and as a result, on our consolidated financial condition, results of operations and cash flows. If the Company is unable to raise sufficient additional financing we will not be able to continue our operations.

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

The development and commercialization of our potential products, including the SonoPrep® device and the continuous non-invasive glucose monitoring system, will require the formation of strategic partnerships with third parties, as well as substantial capital expenditures either by the Company or the strategic partner of the Company on research, regulatory compliance, sales and marketing and manufacturing.

Our future success is dependent upon successful collaborations with strategic partners.

Our future success is dependent upon our ability to selectively enter into and maintain collaborative arrangements with leading medical device and pharmaceutical companies, such as Bayer Healthcare LLC (“Bayer”). On July 28, 2003, Sontra and Bayer executed a definitive license agreement pursuant to which Sontra granted to Bayer an exclusive worldwide right and license of Sontra’s intellectual property rights to make, have made, use, import and sell a continuous non-invasive glucose monitoring system. Sontra and Bayer may also enter into one or more additional agreements to continue the joint development of the continuous non-invasive glucose monitoring system. We may not be able to enter into any additional collaborative arrangements on acceptable terms, if at all. If we are not able to collaborate with Bayer or additional partners, the business, financial condition and results of operations of the Company could be materially adversely affected.

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

Our products under development have a high risk of failure because they are in the early stages of development. To date, we have only tested the feasibility of our SonoPrep® technology for various applications, including glucose monitoring, transdermal drug delivery and certain anesthetic applications. Although the Company has received 510(k) marketing clearance from the FDA for our SonoPrep® device for use in electrophysiology applications, none of the other products currently being developed by the Company have received regulatory approval or clearance for commercial sale. Substantial expenditures for additional research and development, including feasibility studies, pre-clinical studies and clinical testing, the establishment of collaborative partnerships and regulatory, manufacturing, sales and marketing activities by collaborative partners will be necessary before commercial production of any of our technologies or their incorporation into products of third parties. Our future prospects are substantially dependent on forming collaborative partnerships, further developing our products and obtaining favorable results from pre-clinical studies and clinical trials and satisfying regulatory standards and approvals required for the market introduction of the SonoPrep® device and a continuous non-invasive glucose monitoring system.

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

The design, manufacturing, labeling, distribution and marketing of our potential products will be subject to extensive and rigorous government regulation in the United States and certain other countries. The process of obtaining and maintaining required regulatory clearance and approvals in the United States is lengthy, expensive and uncertain. In order for us to market our potential products in the United States, we must obtain clearance by means of a 510(k) pre-market notification, or approval by means of a pre-market approval (“PMA”) application, from the United States Food and Drug Administration (“FDA”). In February 2004, we received 510(k) marketing clearance from the FDA for our SonoPrep® device for use in electrophysiology applications. We will need to obtain additional 510(k) marketing clearances from the FDA in order to market other products and applications. In order to obtain marketing clearance for our continuous non-invasive glucose monitoring system, we will be required to file a PMA application that demonstrates the safety and effectiveness of the product. The PMA process is more rigorous and lengthier than the 510(k) clearance process and can take several years from initial filing and require the submission of extensive supporting data and clinical information.

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

We have an exclusive license from MIT on eight issued patents in the United States, three issued foreign patents, two pending U.S. patents and three pending foreign patent applications, and as of March 31, 2004, we owned four issued patents and four pending patent applications in the United States and one foreign patent and sixteen pending foreign applications. We can provide no assurance that patents will be issued from the patent applications, or, if issued, that they will be issued in a form that will be advantageous to the Company.

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

To successfully commercialize our SonoPrep® device and our continuous non-invasive glucose monitoring system, we will have to manufacture or engage others to manufacture the particular device in compliance with regulatory requirements. We have limited manufacturing experience that would enable us to make products in the volumes that would be necessary for us to achieve significant commercial sales, and there can be no assurance that we will be able to establish and maintain reliable, efficient, full scale manufacturing at commercially reasonable costs, in a timely fashion. Difficulties we encounter in manufacturing scale-up, or our failure to implement and subsequently maintain our manufacturing facilities in accordance with good manufacturing practice regulations, international quality standards or other regulatory requirements, could result in a delay or termination of production. Companies, and especially small companies in the medical device field, often encounter these types of difficulties in scaling up production, including problems involving production yield, quality control and assurance, and shortages of qualified personnel.

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

The industries in which our potential products may eventually be marketed are intensely competitive, subject to rapid change and significantly affected by new product introductions. Our continuous non-invasive glucose monitoring system will compete directly with glucose monitoring products manufactured by Roche Diagnostics, LifeScan, Inc., a division of Johnson & Johnson, Bayer Corporation, MediSense, a division of Abbott Laboratories, Cygnus, Inc., SpectRx and TheraSense, Inc. The Company’s SonoPrep® device will also compete with numerous companies developing drug delivery products such as Nektar Therapeutic Systems, Inc., Alkermes, Inc., Bioject, Inc., PowderJect Pharmaceuticals PLC, Antares Pharma, Inc., Becton Dickinson & Co., Aerogen, Inc. ALZA Corporation, a division of Johnson & Johnson, Norwood Abbey Limited and 3M Company.

These companies are already producing and marketing glucose monitoring or drug delivery products, are either publicly traded or a division of a publicly traded company, and enjoy several competitive advantages over the Company. In addition, several of our competitors have products in various stages of development and commercialization similar to our SonoPrep® device and our continuous non-invasive glucose monitoring system. At any time, these companies and others may develop products that compete directly with our proposed product concepts. In addition, many of our competitors have resources allowing them to spend significantly greater funds for the research, development, promotion and sale of new or existing products, thereby allowing them to respond more quickly to new or emerging technologies and changes in customer requirements. For all of the foregoing reasons, we may not be able to compete successfully against our current and future competitors. If any of our competitors succeeds in developing a commercially viable product and obtaining government approval, the business, financial condition and results of operations of the Company would be materially adversely affected.

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

Our Articles of Incorporation, as amended, authorize our Board of Directors to fix the rights, preferences and privileges of, and issue up to 10,000,000 shares of, preferred stock with voting, conversion, dividend and other rights and preferences that could adversely affect the voting power or other rights of our shareholders. An aggregate of 7,000,000 shares of Series A Preferred Stock were issued in our private placement in 2003, of which 2,987,500 were issued and outstanding as of March 31, 2004. The issuance of additional preferred stock or rights to purchase preferred stock may have the effect of delaying or preventing a change in control of the Company. In addition, the possible issuance of additional preferred stock could discourage a proxy contest, make more difficult the acquisition of a substantial block of the Company’s Common Stock or limit the price that investors might be willing to pay for shares of the Company’s Common Stock.

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

Item 3. Controls and Procedures

Disclosure Controls and Procedures.

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act.

Internal Control Over Financial Reporting.

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) during the Company’s first fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II: OTHER INFORMATION

Item 2. Changes in Securities

During the first quarter of fiscal 2004, we issued an aggregate of 3,606,507 shares of common stock upon the conversion of an aggregate of 3,507,500 outstanding shares of Series A Preferred Stock (and accrued dividends thereon paid in the form of 99,007 shares of common stock). The shares of common stock were issued in reliance on Section 3(a)(9) of the Securities Act of 1933, as amended, as a security exchanged by the issuer with its existing security holders exclusively where no commission or other remuneration is paid or given directly or indirectly for soliciting such exchange and/or in reliance on Section 4(2) of the Securities Act of 1933, as amended, as a sale by the issuer not involving a public offering. No underwriters were involved with the issuance of the shares of common stock.

During the first quarter of fiscal 2004, we issued and sold an aggregate of 695,000 shares of common stock pursuant to the exercise of outstanding Common Stock Purchase Warrants. Pursuant to the terms of the warrants, the warrant holders paid $1.50 per share to us in connection with such exercises, for an aggregate purchase price of $1,042,500. The shares of common stock were issued and sold to the warrant holders in reliance on Section 4(2) of the Securities Act of 1933, as amended, as a sale by the issuer not involving a public offering. No underwriters were involved with the issuance and sale of the shares of common stock.

We did not repurchase any shares of common stock during the first quarter of fiscal 2004.

Item 5. Other Information

On April 23, 2004, the Securities and Exchange Commission declared effective the Company’s Registration Statement on Form S-3 covering the resale of an aggregate of 800,000 shares of common stock of the Company issuable upon the exercise of the Common Stock Purchase Warrants originally issued to the placement agent as compensation for the placement agent’s services in connection with the Company’s Series A Preferred Stock financing and subsequently transferred to the selling shareholders named in the Registration Statement. The selling shareholders are able to commence resales of such shares of common stock immediately under the Registration Statement. The Company will not receive any proceeds from the sales of the shares of common stock by such selling shareholders. However, upon any exercise of such warrants by payment of cash, the Company will receive the exercise price of the warrants, which is $1.20 per share.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

The Exhibits listed in the Exhibit Index immediately preceding such Exhibits are filed with or incorporated by reference in this report.

(b) Reports on Form 8-K

Date Filed or Furnished	Item No.	Description
February 6, 2004	Items 5, 7	On February 6, 2004, the Company filed a Current Report on Form 8-K dated February 6, 2004 to report that it has received 510(k) marketing clearance from the U.S. Food and Drug Administration to market its SonoPrep ultrasonic skin permeation device and electrode system for use in electrophysiology testing. No financial statements were filed with such report.

March 18, 2004	Item 12	On March 18, 2004, the Company furnished a copy of the Company’s earnings release for its fiscal fourth quarter and fiscal year ended December 31, 2003. Consolidated financial statements for such periods were furnished with such report.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SONTRA MEDICAL CORPORATION

Date: May 7, 2004	By:	/s/ THOMAS W. DAVISON
Thomas W. Davison President and Chief Executive Officer

Date: May 7, 2004	By:	/s/ SEAN F. MORAN
Sean F. Moran Chief Financial Officer

EXHIBIT INDEX

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.