Form 10QSB
period 2004-06-30
SONTRA MEDICAL CORP
filed 2004-08-16
CIK 1031927

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

As of August 10, 2004, the Registrant had 18,029,435 shares of Common Stock outstanding.

Transitional Small Business Disclosure Format (Check one):    Yes  ☐    No  ☒

FORM 10-QSB INDEX

SONTRA MEDICAL CORPORATION

Consolidated Balance Sheets

	As of
	June 30, 2004	December 31, 2003
	(Unaudited)
Assets:
Current Assets:
Cash and cash equivalents	$5,672,818	$4,868,933
Accounts receivable	—	1,500,000
Prepaid expenses and other current assets	79,053	66,075

Total current assets	5,751,871	6,435,008

Property and Equipment, at cost
Computer equipment	186,637	171,272
Office and laboratory equipment	476,604	405,285
Furniture and fixtures	14,288	14,288
Manufacturing equipment	180,608	144,695
Leasehold improvements	174,698	166,289

	1,032,835	901,829
Less-Accumulated depreciation and amortization	(576,510)	(498,341)

Net property and equipment	456,325	403,488

Other Assets:
Restricted cash	48,746	48,746
Other assets	2,000	2,000

Total other assets	50,746	50,746

Total assets	$6,258,942	$6,889,242

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$137,518	$136,810
Accrued expenses	314,583	465,092

Total current liabilities	452,101	601,902

Commitments

Stockholders’ Equity
Series A Convertible Preferred Stock, $0.01 par value, authorized 7,000,000 shares, issued and outstanding 73,334 shares at June 30, 2004 and 6,495,000 shares at December 31, 2003 (preference in liquidation of $77,817)	77,817	6,628,842
Common stock, $0.01 par value, authorized 40,000,000 shares, issued and outstanding 18,012,683 shares at June 30, 2004 and 10,102,992 shares at December 31, 2003	180,127	101,030
Additional paid-in capital	26,320,633	17,952,721
Deferred stock-based compensation	(350,593)	(372,874)
Accumulated deficit	(20,421,143)	(18,022,379)

Total stockholders’ equity	5,806,841	6,287,340

Total liabilities and stockholders’ equity	$6,258,942	$6,889,242

The accompanying notes are an integral part of these consolidated financial statements.

SONTRA MEDICAL CORPORATION

Consolidated Statements of Loss

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Product revenues	$2,500	$—	$2,500	$—
Cost of product sales	801	—	801	—

Gross margin	1,699	—	1,699	—

Operating Expenses:
Research and development	662,617	432,496	1,338,524	973,848
General and administrative	566,202	631,792	1,093,696	1,050,225

Total operating expenses	1,228,819	1,064,288	2,432,220	2,024,073

Loss from operations	(1,227,120)	(1,064,288)	(2,430,521)	(2,024,073)

Interest income	17,528	3,031	31,757	12,137

Net loss	(1,209,592)	(1,061,257)	(2,398,764)	(2,011,936)
Accretion of dividend and beneficial conversion feature on Series A Convertible Preferred Stock	(197,539)	—	(410,973)	—

Net loss applicable to common shareholders	$(1,407,131)	$(1,061,257)	$(2,809,737)	$(2,011,936)

Net loss per common share, basic and diluted	$(0.09)	$(0.11)	$(0.19)	$(0.21)

Basis and diluted weighted average common shares outstanding	16,146,758	9,376,808	14,428,905	9,368,917

The accompanying notes are an integral part of these consolidated financial statements.

Sontra Medical Corporation

Consolidated Statements of Cash Flows

(Unaudited)

	Six months ended June 30,
	2004	2003
Cash Flows From Operating Activities:
Net loss	$(2,398,764)	$(2,011,936)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	78,169	87,068
Gain on sale of equipment	—	(4,239)
Stock-based compensation	146,486	52,107
Stock issued to 401(k) plan	194,869	21,494

Changes in assets and liabilities:
Accounts receivable	1,500,000	—
Prepaid expenses and other current assets	(12,978)	93,974
Accounts payable	708	408,329
Accrued expenses	(150,509)	5,121

Net cash used in operating activities	(642,019)	(1,348,082)

Cash Flows from Investing Activities:
Purchase of property and equipment	(131,006)	(218,307)
Sale of fixed assets	—	16,300
Increase in restricted cash	—	(48,746)
Decrease in other assets	—	31,675

Net cash used in investing activities	(131,006)	(219,078)

Cash Flows From Financing Activities
Proceeds from the exercise of warrants	1,419,774	—
Proceeds from the exercise of stock options	157,136	10,867

Net cash provided by financing activities	1,576,910	10,867

Net Increase (Decrease) in Cash and Cash Equivalents	803,885	(1,556,293)
Cash and Cash Equivalents, beginning of period	4,868,933	2,231,104

Cash and Cash Equivalents, end of period	$5,672,818	$674,811

Supplemental Disclosure of Non Cash Financing Transactions:
Accretion of dividend on Series A Convertible Preferred Stock	$116,924	$—

Conversion of Series A Convertible Preferred Stock into common stock	$6,421,666	$—

Common stock issued for dividends on converted Series A Convertible Preferred Stock	$246,283	$—

The accompanying notes are an integral part of these consolidated financial statements.

SONTRA MEDICAL CORPORATION

Notes to Consolidated Financial Statements

June 30, 2004

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

The condensed consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). These consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, SMI. All significant inter-company balances and transactions have been eliminated in consolidation. These financial statements should be read in conjunction with the Company’s audited financial statements and related footnotes for the fiscal year ended December 31, 2003, which are included in the Company’s Annual Report on Form 10-KSB filed with the SEC on March 16, 2004. In the opinion of the Company’s management, the unaudited condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and include all adjustments (consisting only of normal recurring accruals) necessary to present fairly the Company’s financial position as of June 30, 2004 and the results of operations and cash flows for the three and six months ended June 30, 2004 and 2003. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the relevant SEC rules and regulations. However, the Company believes that its disclosures are adequate to make the information presented not misleading. The results of operations for the interim periods are not necessarily indicative of the results of operations for the full fiscal year or any other interim period.

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

(a) Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant changes in the near term relate to the realizability of deferred tax assets.

(b) Cash and Cash Equivalents

The Company considers all highly liquid investments with maturities of ninety days or less to be cash equivalents. Cash equivalents consist primarily of auction rate preferred shares and money market funds as of June 30, 2004 and December 31, 2003. Restricted cash at June 30, 2004 and December 31, 2003 represents a deposit on the Company’s leased offices.

SONTRA MEDICAL CORPORATION

Notes to Consolidated Financial Statements

June 30, 2004

(Unaudited)

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

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Net loss as reported	$(1,209,592)	$(1,061,257)	$(2,398,764)	$(2,011,936)
Add: stock-based employee compensation under APB No. 25	27,745	203,262	122,654	52,107
Deduct: stock based employee compensation under SFAS No. 123	(252,219)	(187,252)	(508,360)	(488,987)

Pro forma net loss	(1,434,066)	(1,045,247)	(2,784,470)	(2,448,816)
Accretion of dividend and beneficial conversion feature on Series A Convertible Preferred Stock	(197,539)	—	(410,973)	—

Pro forma net loss	$(1,631,605)	$(1,045,247)	$(3,195,443)	$(2,448,816)

Basic loss per share, as reported	$(0.09)	$(0.11)	$(0.19)	$(0.21)

Basic loss per share, pro forma	$(0.10)	$(0.11)	$(0.22)	$(0.26)

On July 24, 2002, the Company granted an option to purchase 50,000 shares to a member of the Scientific Advisory Board with a four year vesting schedule. On May 21, 2003, the Company granted an option to purchase 50,000 shares to a member of the Scientific Advisory Board with a four year vesting schedule. The Company re-measures the fair value of these options each quarter

SONTRA MEDICAL CORPORATION

Notes to Consolidated Financial Statements

June 30, 2004

(Unaudited)

using the Black-Scholes option pricing model and records the corresponding non-cash expense throughout the vesting period of these options. As a result, for the three months ended June 30, 2004, the Company decreased additional paid-in capital and deferred compensation by $1,491 and $5,634, respectively, and recorded a non-cash compensation expense of $4,143 in the Statement of Loss.

On September 23, 2002, the Company repriced and/or exchanged certain options previously granted to the Chief Executive Officer and Chief Financial Officer, which relate to a total of 850,000 shares of the Company’s Common Stock. The new exercise prices for these options are between $.5189 and $2.55 per share. The Company records the compensation expense over the vesting period and re-measures the intrinsic value each period throughout the life of these options. As a result, for the three months ended June 30, 2004, the Company decreased additional paid-in capital and deferred compensation by $20,405 and $47,102, respectively, and recorded a non-cash compensation expense of $26,697 in the Statement of Loss. This re-measurement may result in unpredictable charges or credits to the Statement of Loss, which will depend on the fair value of the Company’s Common Stock.

During the quarter ended September 30, 2003, one employee received an option with intrinsic value on the grant date of $12,000. As a result, for the three months ended June 30, 2004, the Company decreased deferred compensation by $748 and recorded a non-cash compensation expense of $748 in the Statement of Loss.

During the quarter ended June 30, 2004, the Company granted an option to purchase 5,000 shares of the Company’s common stock at a price of $1.99 to a consultant. This option was fully vested and the fair value of $6,727 was recorded as additional paid in capital and non-cash compensation in the Statement of Loss.

During the quarter ended June 30, 2004, the Company granted options to purchase 361,333 shares of the Company’s common stock at exercise prices ranging from $1.99 to $2.46 to certain employees and directors. During the quarter ended June 30, 2004, a total of 122,262 shares of common stock were issued for proceeds of $136,997 in conjunction with the exercise of stock options. In addition, 6,344 shares of common stock with a fair value of $13,957 were issued to the Company’s 401(k) plan.

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

SONTRA MEDICAL CORPORATION

Notes to Consolidated Financial Statements

June 30, 2004

(Unaudited)

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

In conjunction with the 8% dividend on the Series A Preferred Stock, the Company accreted dividends of $34,111 for the three months ended June 30, 2004.

During the quarter ended June 30, 2004, a total of 2,914,166 shares of Series A Preferred Stock converted into common shares and there was a preferred dividend paid on such converted shares of $147,276 in the form of 147,276 shares of Common Stock. On the date of issuance, the 147,276 shares of Common Stock had a fair value of approximately $310,704. The excess of the fair value of the Common Stock over the amount of the accrued dividend payable of $163,428 was recorded as additional beneficial conversion for purposes of determining Net Income Applicable to Common Shareholders. As of June 30, 2004, there were 73,334 shares of Series A Convertible Preferred Stock outstanding.

During the quarter ended June 30, 2004, warrants to purchase 301,000 shares of common stock were exercised and the Company received $391,200 in net cash proceeds.

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

Results of Operations

Comparison of the three and six months ended June 30, 2004 versus 2003

Gross Margin

During the quarter ended June 30, 2004, the Company sold its first SonoPrep unit and related disposable coupling medium cartridges to a research laboratory and recorded a sale for $2,500 and gross margin of $1,699. The Company expects to continue to refine its product costing and, accordingly, gross margin on future sales may differ.

Research and Development Expenses

Research and development expenses increased by $231,000 to $663,000 for the quarter ended June 30, 2004 from $432,000 for the quarter ended June 30, 2003. Research and development expenses increased by $365,000 to $1,339,000 for the six months ended June 30, 2004 from $974,000 for the six months ended June 30, 2003. These increases for the three and six months ended June 30, 2004 were primarily attributable to costs incurred to build prototype SonoPrep skin permeation devices and human clinical trial expenses for the transdermal delivery of lidocaine with SonoPrep.

General and Administrative Expenses

General and administrative expenses decreased by $66,000 to $566,000 for the quarter ended June 30, 2004 from $632,000 for the quarter ended June 30, 2003. The decrease was primarily attributable to a decrease in stock-based compensation expenses.

General and administrative expenses increased by $44,000 to $1,094,000 for the six months ended June 30, 2004 from $1,050,000 for the six months ended June 30, 2003. The increase was primarily attributable to an increase in stock-based compensation expenses.

Interest Income

Interest income was $18,000 for the quarter ended June 30, 2004 compared to interest income of $3,000 for the quarter ended June 30, 2003. Interest income was $32,000 for the six months ended June 30, 2004 compared to interest income of $12,000 for the six months ended June 30, 2003. These increases in interest income for the three and six months ended June 30, 2004 were attributable to the Company having a higher average invested cash balance in 2004 compared to 2003.

Liquidity and Capital Resources

The Company has financed its operations since inception primarily through private sales of its preferred stock, the issuance of convertible promissory notes, and the cash it received in connection with the Merger. As of June 30, 2004, the Company had $5,673,000 of cash and cash equivalents on hand.

Net cash used in operating activities totaled $645,000 for the six months ended June 30, 2004. The net loss for the six months ended June 30, 2004 was $2,399,000 and included in this loss were non-cash expenses of $78,000 for depreciation and amortization, $147,000 for stock-based compensation and $195,000 for common stock contributed to the 401(k) plan. A decrease in accounts receivable provided $1,500,000 of cash and a decrease in accrued expenses used $151,000.

Net cash used in investing activities was $131,000 for the six months ended June 30, 2004, resulting from the purchase of property and equipment, consisting primarily of manufacturing equipment.

Net cash provided by financing activities was $1,577,000 for the six months ended June 30, 2004, as a result of proceeds obtained from the issuance of common stock upon the exercise of warrants and stock options.

The Company expects that the cash and cash equivalents of $5,673,000 at June 30, 2004 will be sufficient to meet its cash requirements through June 2005. In addition, as of June 30, 2004 , the Company has outstanding warrants to purchase an aggregate of 6,205,000 shares of common stock at an exercise price of $1.50 per share and warrants to purchase an aggregate of 599,000 shares of common stock at an exercise price of $1.20 per share. Upon any exercise of these warrants, the Company will receive the aggregate exercise price. The Company will be required to raise a substantial amount of capital in the future to complete the commercialization of its products.

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

We have generated limited revenues and have had operating losses since our inception. Our historical accumulated deficit was approximately $20,421,143 as of June 30, 2004. It is possible that the Company will never generate any additional revenue or generate enough additional revenue to achieve and sustain profitability. Even if the Company reaches profitability, it may not be able to sustain or increase profitability. We expect our operating losses to continue for the foreseeable future as we continue to expend substantial resources to conduct research and development, feasibility and clinical studies, obtain regulatory approvals for specific use applications of our SonoPrep® technology, identify and secure collaborative partnerships, and manage and execute our obligations in strategic collaborations.

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

All of our products are in early stages of development, and we face risks of failure inherent in developing products based on new technologies.

Our products under development have a high risk of failure because they are in the early stages of development. To date, we have only tested the feasibility of our SonoPrep® technology for various applications, including glucose monitoring, transdermal drug delivery and certain anesthetic applications. The Company has received 510(k) marketing clearance from the FDA for our SonoPrep® device for use in electrophysiology applications. However, none of the other products currently being developed by the Company have received regulatory approval or clearance for commercial sale. Substantial expenditures for additional research and development, including feasibility studies, pre-clinical studies and clinical testing, the establishment of collaborative partnerships and regulatory, manufacturing, sales and marketing activities by collaborative partners will be necessary for successful commercial production of our technologies or their incorporation into products of third parties.

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

Our Common Stock is currently listed for trading on the Nasdaq SmallCap Market. We must continue to satisfy Nasdaq’s continued listing requirements or risk delisting which would have an adverse effect on the Company’s business. The Company will need to raise additional capital in 2005 in order to continue to meet Nasdaq’s minimum $2.5 million shareholders’ equity requirement for continued listing.

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

We have an exclusive world-wide license from the Massachusetts Institute of Technology (MIT) under certain licensed patents to practice our ultrasound-mediated skin permeation technology. These licensed patents, which include eight issued patents in the United States, three issued foreign patents, two pending U.S. patents and three pending foreign patent applications, comprises a substantial portion of our patent portfolio relating to our technology.

While, under the license agreement, we have the right to advise and cooperate with MIT in the prosecution and maintenance of the foregoing patents, we do not control the prosecution of such patents. Instead, the Company relies upon MIT to determine the appropriate strategy for prosecuting these patents. If MIT does not adequately protect our patent rights, our ability to manufacture and market our products, currently in various stages of development, would be adversely affected.

We will need to obtain and protect the proprietary information on which our SonoPrep® technology relies.

We have an exclusive license from MIT on eight issued patents in the United States, three issued foreign patents, two pending U.S. patents and three pending foreign patent applications, and as of June 30, 2004, we owned four issued patents and six pending patent applications in the United States and two foreign patent and fifteen pending foreign applications. We can provide no assurance that patents will be issued from the patent applications, or, if issued, that they will be issued in a form that will be advantageous to the Company.

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

The industries in which our potential products may eventually be marketed are intensely competitive, subject to rapid change and significantly affected by new product introductions. Our continuous non-invasive glucose monitoring system will compete directly with glucose monitoring products manufactured by Roche Diagnostics, LifeScan, Inc., a division of Johnson & Johnson, Bayer Corporation, MediSense, a division of Abbott Laboratories, Cygnus, Inc., SpectRx and TheraSense, Inc. The Company’s SonoPrep® device will also compete with numerous companies developing drug delivery products such as Nektar Therapeutic Systems, Inc., Alkermes, Inc., Bioject, Inc., PowderJect Pharmaceuticals PLC, Antares Pharma, Inc., Becton Dickinson & Co., Aerogen, Inc. ALZA Corporation, a division of Johnson & Johnson, Norwood Abbey Limited, Vyteris, Iomed and 3M Company.

Most of these companies are already producing and marketing glucose monitoring or drug delivery products, are either publicly traded or a division of a publicly traded company, and enjoy several competitive advantages over the Company. In addition, several of our competitors have products in various stages of development and commercialization similar to our SonoPrep® device and our continuous non-invasive glucose monitoring system. At any time, these companies and others may develop products that compete directly with our proposed product concepts. In addition, many of our competitors have resources allowing them to spend significantly greater funds for the research, development, promotion and sale of new or existing products, thereby allowing them to respond more quickly to new or emerging technologies and changes in customer requirements. For all of the foregoing reasons, we may not be able to compete successfully against our current and future competitors. If any of our competitors succeeds in developing a commercially viable product and obtaining government approval, the business, financial condition and results of operations of the Company would be materially adversely affected.

We operate in an industry with significant product liability risk.

Our business will expose us to potential product liability claims that are inherent in the testing, production, marketing and sale of human diagnostic and ultrasonic transdermal drug delivery products. While we intend to take steps to insure against these risks, there can be no assurance that we will be able to obtain insurance in amounts or scope sufficient to provide us with adequate coverage against all potential liabilities. Our current product liability insurance provides for coverage in the amount of $2,000,000. A product liability claim in excess of our product liability insurance would have to be paid out of our cash reserves, if any, and would harm our reputation in the industry and adversely affect our ability to raise additional capital.

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

Our Articles of Incorporation, as amended, authorize our Board of Directors to fix the rights, preferences and privileges of, and issue up to 10,000,000 shares of, preferred stock with voting, conversion, dividend and other rights and preferences that could adversely affect the voting power or other rights of our shareholders. An aggregate of 7,000,000 shares of Series A Preferred Stock were issued in our private placement in 2003, of which 73,334 were issued and outstanding as of June 30, 2004. The issuance of additional preferred stock or rights to purchase preferred stock may have the effect of delaying or preventing a change in control of the Company. In addition, the possible issuance of additional preferred stock could discourage a proxy contest, make more difficult the acquisition of a substantial block of the Company’s Common Stock or limit the price that investors might be willing to pay for shares of the Company’s Common Stock.

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

PART II: OTHER INFORMATION

Item 2. Changes in Securities

During the second quarter of fiscal 2004, we issued an aggregate of 2,914,166 shares of common stock upon the conversion of an aggregate of 2,914,166 outstanding shares of Series A Preferred Stock (and accrued dividends thereon paid in the form of 147,276 shares of common stock). The shares of common stock were issued in reliance on Section 3(a)(9) of the Securities Act of 1933, as amended, as a security exchanged by the issuer with its existing security holders exclusively where no commission or other remuneration is paid or given directly or indirectly for soliciting such exchange and/or in reliance on Section 4(2) of the Securities Act of 1933, as amended, as a sale by the issuer not involving a public offering. No underwriters were involved with the issuance of the shares of common stock.

During the second quarter of fiscal 2004, we issued and sold an aggregate of 301,000 shares of common stock pursuant to the exercise of outstanding Common Stock Purchase Warrants. Pursuant to the terms of the warrants, the warrant holders paid exercise prices ranging from $1.20 to $1.50 per share to us in connection with such exercises, for an aggregate purchase price of $391,200. The shares of common stock were issued and sold to the warrant holders in reliance on Section 4(2) of the Securities Act of 1933, as amended, as a sale by the issuer not involving a public offering. No underwriters were involved with the issuance and sale of the shares of common stock.

We did not repurchase any shares of common stock during the second quarter of fiscal 2004.

Item 4. Submission of Matters to a Vote of Security Holders

At our 2004 Annual Meeting of Shareholders (the “Annual Meeting”) on May 19, 2004, the following matters were acted upon by our shareholders:

1.	The election of six directors for the ensuing year; and

2.	The ratification of the selection of Wolf & Company, P.C. as auditors for the fiscal year ending December 31, 2004.

The number of shares of Common Stock issued, outstanding and eligible to vote as of the record date of April 5, 2004 was 14,521,635. The results of the voting on each of the matters presented to shareholders at the Annual Meeting are set forth below:

	VOTES FOR	VOTES WITHHELD	VOTES AGAINST	ABSTENTIONS	BROKER NON-VOTES
1. Election of six directors:
Thomas W. Davison	10,535,365	67,575	NA	NA	NA
Gary S. Kohler	10,531,065	71,875	NA	NA	NA
Robert S. Langer	10,533,565	69,375	NA	NA	NA
Michael R. Wigley	10,531,065	71,875	NA	NA	NA
Joseph F. Amaral	10,533,565	69,375	NA	NA	NA
Brian F. Sullivan	10,529,665	73,275	NA	NA	NA
2. Ratification of Auditors	10,572,625	NA	24,700	5,615	NA

At the meeting of the Board of Directors following the Annual Meeting, Gerard E. Puorro was elected as a director to serve for the ensuing year.

Item 5. Other Information

During the quarter ended June 30, 2004, we made no material changes to the procedures by which shareholders may recommend nominees to our Board of Directors, as described in our most recent proxy statement.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

The Exhibits listed in the Exhibit Index immediately preceding such Exhibits are filed with or incorporated by reference in this report.

(b) Reports on Form 8-K

Date Filed or Furnished	Item No.	Description
May 11, 2004	Item 12	On May 11, 2004, the Company furnished a copy of the Company’s earnings release for its fiscal first quarter ended March 31, 2004. Consolidated financial statements for such period was furnished with such report.

June 23, 2004	Items 5, 7	On June 23, 2004, the Company filed a Current Report on Form 8-K dated June 22, 2004 to report that pursuant to a request from the FDA, it has submitted additional information in support of its 510(k) submission filed with the FDA in March 2004, requesting marketing clearance for its ultrasonic skin permeation device and topical lidocaine kit for rapid skin anesthesia. No financial statements were filed with such report.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SONTRA MEDICAL CORPORATION

Date: August 16, 2004	By:	/s/ THOMAS W. DAVISON
Thomas W. Davison President and Chief Executive Officer

Date: August 16, 2004	By:	/s/ SEAN F. MORAN
Sean F. Moran Chief Financial Officer

EXHIBIT INDEX

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.