Form 10QSB
period 2004-09-30
SONTRA MEDICAL CORP
filed 2004-11-10
CIK 1031927

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

As of November 5, 2004, the Registrant had 19,197,644 shares of Common Stock outstanding.

Transitional Small Business Disclosure Format (Check one):    Yes  ☐    No  ☒

FORM 10-QSB INDEX

SONTRA MEDICAL CORPORATION

Consolidated Balance Sheets

	As of
	September 30, 2004	December 31, 2003

	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$6,273,632	$4,868,933
Accounts receivable	12,254	1,500,000
Inventory	18,849	—
Prepaid expenses and other current assets	56,441	66,075

Total current assets	6,361,176	6,435,008

Property and Equipment, at cost
Computer equipment	207,842	171,272
Office and laboratory equipment	483,291	405,285
Furniture and fixtures	14,288	14,288
Manufacturing equipment	182,210	144,695
Leasehold improvements	174,698	166,289

	1,062,329	901,829
Less-Accumulated depreciation and amortization	(615,240)	(498,341)

Net property and equipment	447,089	403,488

Other Assets:
Restricted Cash	48,746	48,746
Other Assets	2,000	2,000

Total other assets	50,746	50,746

Total assets	$6,859,011	$6,889,242

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$177,121	$136,810
Accrued expenses	352,234	465,092

Total current liabilities	529,355	601,902

Commitments

Stockholders’ Equity
Series A Convertible Preferred Stock, $0.01 par value, authorized 7,000,000 shares, issued and outstanding 73,334 shares at September 30, 2004 and 6,495,000 shares at December 31, 2003 (preference in liquidation of $79,296)	79,296	6,628,842
Common stock, $0.01 par value, authorized 40,000,000 shares, issued and outstanding 19,164,423 shares at September 30, 2004 and 10,102,992 shares at December 31, 2003	191,644	101,030
Additional paid-in capital	28,134,533	17,952,721
Deferred stock-based compensation	(354,382)	(372,874)
Accumulated deficit	(21,721,435)	(18,022,379)

Total stockholders’ equity	6,329,656	6,287,340

Total liabilities and stockholders’ equity	$6,859,011	$6,889,242

The accompanying notes are an integral part of these consolidated financial statements.

SONTRA MEDICAL CORPORATION

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Product revenue	$12,254	$—	$14,754	$—
Licensing revenue	—	1,500,000		1,500,000

Total revenue	12,254	1,500,000	14,754	1,500,000
Cost of product sales	5,523	—	6,324	—

Gross margin	6,731	1,500,000	8,430	1,500,000

Operating Expenses:
Research and development	726,261	509,143	2,064,785	1,482,991
Selling, general and administrative	598,265	137,705	1,691,961	1,187,930

Total operating expenses	1,324,526	646,848	3,756,746	2,670,921

Income (loss) from operations	(1,317,795)	853,152	(3,748,316)	(1,170,921)

Interest income	17,503	2,357	49,260	14,494

Net income (loss)	(1,300,292)	855,509	(3,699,056)	(1,156,427)

Accretion of dividend and beneficial conversion feature on Series A Convertible Preferred Stock	(1,479)	(2,206,371)	(412,452)	(2,206,371)

Net loss applicable to common shareholders	$(1,301,771)	$(1,350,862)	$(4,111,508)	$(3,362,798)

Net loss per common share, basic and diluted	$(0.07)	$(0.14)	$(0.26)	$(0.36)

Basic and diluted weighted average common shares outstanding	18,339,590	9,411,395	15,741,981	9,383,232

The accompanying notes are an integral part of these consolidated financial statements.

SONTRA MEDICAL CORPORATION

Consolidated Statements of Cash Flows

(Unaudited)

	Nine months ended September 30,
	2004	2003
Cash Flows From Operating Activities:
Net loss	$(3,699,056)	$(1,156,427)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	116,899	117,213
Gain on sale of equipment	—	(4,239)
Stock-based compensation	291,725	30,450
Stock issued to 401(k) plan	206,825	31,097
Write off of subscription receivable	—	17,293
Changes in assets and liabilities:
Accounts receivable	1,487,746	(1,500,000)
Inventory	(18,849)	—
Prepaid expenses and other current assets	9,634	(31,563)
Accounts payable	40,311	118,460
Accrued expenses	(112,858)	(81,955)

Net cash used in operating activities	(1,677,623)	(2,459,671)

Cash Flows from Investing Activities:
Purchase of property and equipment	(160,500)	(219,794)
Sale of fixed assets	—	16,300
Increase in restricted cash	—	(48,746)
Decrease in other assets	—	29,675

Net cash used in investing activities	(160,500)	(222,565)

Cash Flows From Financing Activities:
Proceeds from the exercise of warrants	3,085,686	—
Proceeds from the sale of preferred stock and warrants	—	3,223,958
Proceeds from the exercise of stock options	157,136	27,609

Net cash provided by financing activities	3,242,822	3,251,567

Net Increase in Cash and Cash Equivalents	1,404,699	569,331
Cash and Cash Equivalents, beginning of period	4,868,933	2,231,104

Cash and Cash Equivalents, end of period	$6,273,632	$2,800,435

Supplemental Disclosure of Non Cash Financing Transactions:
Accretion of dividend on Series A Convertible Preferred Stock	$118,403	$9,447

Conversion of Series A Convertible Preferred Stock into common stock	$6,421,666	$—

Common stock issued for dividends on converted Series A Convertible Preferred Stock	$246,283	$—

The accompanying notes are an integral part of these consolidated financial statements.

SONTRA MEDICAL CORPORATION

Notes to Consolidated Financial Statements

September 30, 2004

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

The condensed consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). These consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, SMI. All significant inter-company balances and transactions have been eliminated in consolidation. These financial statements should be read in conjunction with the Company’s audited financial statements and related footnotes for the fiscal year ended December 31, 2003, which are included in the Company’s Annual Report on Form 10-KSB filed with the SEC on March 16, 2004. In the opinion of the Company’s management, the unaudited condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and include all adjustments (consisting only of normal recurring accruals) necessary to present fairly the Company’s financial position as of September 30, 2004 and the results of operations and cash flows for the three and nine months ended September 30, 2004 and 2003. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the relevant SEC rules and regulations. However, the Company believes that its disclosures are adequate to make the information presented not misleading. The results of operations for the interim periods are not necessarily indicative of the results of operations for the full fiscal year or any other interim period.

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

(a) Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant changes in the near term relate to the valuation of inventory and the realizability of deferred tax assets.

(b) Cash and Cash Equivalents

The Company considers all highly liquid investments with maturities of ninety days or less to be cash equivalents. Cash equivalents consist primarily of auction rate preferred shares and money market funds as of September 30, 2004 and December 31, 2003. Restricted cash at September 30, 2004 and December 31, 2003 represents a deposit on the Company’s leased offices.

(c) Accounts Receivable

The Company provides credit terms to customers in connection with purchases of the Company’s products. Credit terms, for approved customers, are generally on a net 30-day basis.

SONTRA MEDICAL CORPORATION

Notes to Consolidated Financial Statements

September 30, 2004

(Unaudited)

Management periodically reviews customer account activity in order to assess the adequacy of the allowances provided for potential losses. Factors considered include economic conditions, collateral values and each customer’s payment history and credit worthiness. Adjustments, if any, are made to reserve balances following the completion of these reviews to reflect management’s best estimate of potential losses.

(d) Inventory

Inventory is valued at the lower of average cost or market on a first-in first-out (FIFO) method.

(e) Depreciation and Amortization

The Company provides for depreciation and amortization by charges to operations for the cost of assets using the straight-line method based on the estimated useful lives of the related assets, as follows:

Asset Classification	Estimated Useful Life
Computer equipment	3 years
Office and laboratory equipment	3-5 years
Manufacturing equipment	5 years
Furniture and fixtures	7 years
Leasehold improvements	Shorter of life of lease and estimated useful life

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

The Company applies Opinion No. 25 and related interpretations in accounting for stock options issued to employees and directors. Had compensation cost for the Company’s stock options issued to employees and directors been determined based on the fair value at the grant dates consistent with SFAS No. 123, the Company’s net loss and net loss per share would have been adjusted to the pro forma amounts as follows:

SONTRA MEDICAL CORPORATION

Notes to Consolidated Financial Statements

September 30, 2004

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Net income (loss)—as reported	$(1,300,292)	$855,509	$(3,699,056)	$(1,156,427)
Add: stock-based employee compensation (benefit) included in reported net income (loss)	120,948	(21,657)	224,958	30,450
Deduct: stock-based employee compensation deterimine under fair value based methods for all awards	(303,195)	(207,949)	(857,954)	(685,780)

Pro forma net income (loss)	(1,482,539)	625,903	(4,332,052)	(1,811,757)
Less: accretion of preferred stock dividend and beneficial conversion feature	(1,479)	(2,206,371)	(412,452)	(2,206,371)

Pro forma net loss	$(1,484,018)	$(1,580,468)	$(4,744,504)	$(4,018,128)

Basic loss per share, as reported	$(0.07)	$(0.14)	$(0.26)	$(0.36)

Basic loss per share, pro forma	$(0.08)	$(0.17)	$(0.30)	$(0.43)

On July 24, 2002, the Company granted an option to purchase 50,000 shares to a member of the Scientific Advisory Board with a four year vesting schedule. On May 21, 2003, the Company granted an option to purchase 50,000 shares to a member of the Scientific Advisory Board with a four year vesting schedule. The Company re-measures the fair value of these options each quarter using the Black-Scholes option pricing model and records the corresponding non-cash expense throughout the vesting period of these options. As a result, for the three months ended September 30, 2004, the Company increased additional paid-in capital by $12,994, decreased deferred compensation expense by $11,296 and recorded a non-cash compensation expense of $24,290 in the Statement of Loss.

On September 23, 2002, the Company repriced and/or exchanged certain options previously granted to the Chief Executive Officer and Chief Financial Officer, which relate to a total of 850,000 shares of the Company’s Common Stock. The new exercise prices for these options are between $.5189 and $2.55 per share. The Company records the compensation expense over the vesting period and re-measures the intrinsic value each period throughout the life of these options. As a result, for the three months ended September 30, 2004, the Company increased additional paid-in capital and deferred compensation by $136,034 and $15,842, respectively, and recorded a non-cash compensation expense of $120,192 in the Statement of Operations. This re-measurement may result in unpredictable charges or credits to the Statement of Operations, which will depend on the fair value of the Company’s Common Stock.

During the quarter ended September 30, 2003, one employee received an option with intrinsic value on the grant date of $12,000. As a result, for the three months ended September 30, 2004, the Company decreased deferred compensation by $756 and recorded a non-cash compensation expense of $756 in the Statement of Operations.

During the quarter ended September 30, 2004, the Company granted options to purchase 8,000 shares of the Company’s common stock at exercise prices ranging from $1.68 to $2.24 to certain employees. During the quarter ended September 30, 2004, a total of 6,832 shares of common stock with a fair value of $11,956 were issued to the Company’s 401(k) plan.

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

SONTRA MEDICAL CORPORATION

Notes to Consolidated Financial Statements

September 30, 2004

(Unaudited)

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

(i) Revenue Recognition

For product revenue, revenues are recognized when persuasive evidence of an arrangement exists in the form of a signed non-cancelable purchase order, the product is shipped, the selling price is fixed and determinable, and collection is reasonably assured.

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

SONTRA MEDICAL CORPORATION

Notes to Consolidated Financial Statements

September 30, 2004

(Unaudited)

In conjunction with the 8% dividend on the Series A Preferred Stock, the Company accreted dividends of $1,479 for the three months ended September 30, 2004. As of September 30, 2004, there were 73,334 shares of Series A Convertible Preferred Stock outstanding.

During the quarter ended September 30, 2004, warrants to purchase 1,144,908 shares of common stock were exercised and the Company received $1,663,390 in net cash proceeds.

(5) BAYER LICENSE AGREEMENT

On July 28, 2003, the Company and Bayer Diagnostics Division of Bayer Healthcare LLC (“Bayer”) executed a definitive license agreement pursuant to which the Company granted to Bayer an exclusive worldwide right and license of the Company’s intellectual property rights to make, have made, use, import and sell a continuous non-invasive glucose monitoring system. In consideration of the license and the Company’s delivery of all information, materials and know-how related to the licensed technology, on January 15, 2004, Bayer paid the Company a one-time, non-refundable license fee of $1.5 million. The Company had recorded the $1.5 million license payment as accounts receivable and licensing revenue for the year ended December 31, 2003.

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

Selling, general and administrative expenses consist primarily of non-research personnel salaries and related expenses, facilities costs and professional fees. The Company expects selling, general and administrative expenses to increase as it hires additional personnel and builds its infrastructure to support future growth.

Stock-based compensation expense, a non-cash expense, represents the difference between the exercise price and fair value of common stock on the date of option grant. Certain stock-based compensation expense is remeasured each period and amortized over the vesting period of the applicable options, which is generally 42 months.

Financial Reporting Release No. 60, which was recently issued by the SEC, requires all registrants to discuss critical accounting policies or methods used in the preparation of the financial statements. We do not believe that any of our current accounting policies or estimates reaches the level of being critical. However, we have made a number of estimates and assumptions that affect reported amounts of assets, liabilities, revenues and expenses, and actual results may differ from those estimates. The areas that require the greatest degree of management judgment are the assessment of the recoverability of long-lived assets, primarily intellectual property, the valuation of inventory and the realization, if any, of our net deferred tax assets.

We believe that full consideration has been given to all relevant circumstances that Sontra may be subject to, and the financial statements accurately reflect Sontra’s best estimate of the results of operations, financial position and cash flows for the periods presented.

Results of Operations

Comparison of the three and nine months ended September 30, 2004 versus 2003

Gross Margin

During the quarter ended September 30, 2004, Sontra commenced the marketing launch of the SonoPrep device and procedure trays for topical lidocaine delivery. The Company made its first shipments of the SonoPrep device and procedure trays for topical lidocaine delivery and recorded revenue of $12,254 and a gross margin of $6,731. The Company expects to continue to refine its product costing and, accordingly, gross margin on future sales may differ.

Research and Development Expenses

Research and development expenses increased by $217,000, to $726,000 for the quarter ended September 30, 2004 from $509,000 for the quarter ended September 30, 2003. Research and development expenses increased by $582,000 to $2,065,000 for the nine months ended September 30, 2004 from $1,483,000 for the nine months ended September 30, 2003. The increases for the three and nine months ended September 30, 2004 was primarily attributable to the hiring of additional personnel, costs incurred to build prototype SonoPrep skin permeation devices and human clinical trial expenses for the transdermal delivery of lidocaine and vaccines.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased by $460,000 to $598,000 for the quarter ended September 30, 2004 from $138,000 for the quarter ended September 30, 2003. Selling, general and administrative expenses increased by $504,000 to $1,692,000 for the nine months ended September 30, 2004 from $1,188,000 for the nine months ended September 30, 2003. The increases for the three and nine months ended September 30, 2004 were primarily attributable to an increase in stock-based compensation expenses, the hiring of a Vice President of Sales and Marketing in June 2004, selling and marketing expenses incurred in the third quarter of 2004 for the SonoPrep product launch and increased costs associated with being a public company.

Interest Income

Interest income was $18,000 for the quarter ended September 30, 2004 compared to interest income of $2,000 for the quarter ended September 30, 2003. Interest income was $49,000 for the nine months ended September 30, 2004 compared to interest income of $15,000 for the nine months ended September 30, 2003. The increases in interest income for the three and nine months ended September 30, 2004 were attributable to the Company having a higher average invested cash balance in 2004 compared to 2003.

Liquidity and Capital Resources

The Company has financed its operations since inception primarily through private sales of its preferred stock, the issuance of convertible promissory notes, and the cash it received in connection with the Merger. As of September 30, 2004, the Company had $6,274,000 of cash and cash equivalents on hand.

Net cash used in operating activities totaled $1,678,000 for the nine months ended September 30, 2004. The net loss for the nine months ended September 30, 2004 was $3,699,000 and included in this loss were non-cash expenses of $117,000 for depreciation and amortization, $292,000 for stock-based compensation and $207,000 for common stock contributed to the 401(k) plan. A decrease in accounts receivable provided $1,488,000 of cash and a decrease in accrued expenses used $113,000.

Net cash used in investing activities was $161,000 for the nine months ended September 30, 2004, resulting from the purchase of property and equipment, consisting primarily of manufacturing equipment.

Net cash provided by financing activities was $3,243,000 for the nine months ended September 30, 2004, as a result of proceeds of $3,086,000 from the issuance of common stock upon the exercise of warrants and proceeds of $157,000 from the issuance of common stock upon the exercise of stock options.

The Company expects that the cash and cash equivalents of $6,274,000 at September 30, 2004 will be sufficient to meet its cash requirements through September 2005. In addition, as of September 30, 2004, the Company has outstanding warrants to purchase an aggregate of 5,240,000 shares of common stock at an exercise price of $1.50 per share and warrants to purchase an aggregate of 419,092 shares of common stock at an exercise price of $1.20 per share. Upon any exercise of these warrants, the Company will receive the aggregate exercise price.

The Company will be required to raise a substantial amount of capital in the future to execute in accordance with its product development, commercialization and marketing strategies. The Company’s ability to fund its future capital requirements will depend on many factors, including the following:

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

We have generated limited revenues and have had operating losses since our inception. Our historical accumulated deficit was approximately $21,721,000 as of September 30, 2004. It is possible that the Company will never generate any additional revenue or generate enough additional revenue to achieve and sustain profitability. Even if the Company reaches profitability, it may not be able to sustain or increase profitability. We expect our operating losses to continue for the foreseeable future as we continue to expend substantial resources to conduct research and development, feasibility and clinical studies, obtain regulatory approvals for specific use applications of our SonoPrep® technology, identify and secure collaborative partnerships, and manage and execute our obligations in strategic collaborations.

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

Most of our products are in early stages of development, and we face risks of failure inherent in developing products based on new technologies.

Most of our products under development have a high risk of failure because they are in the early stages of development. To date, we have tested the feasibility of our SonoPrep® technology for various applications, including glucose monitoring, transdermal drug delivery and certain anesthetic applications. The Company has received 510(k) marketing clearance from the FDA for our SonoPrep® device for the transdermal delivery of lidocaine and in electrophysiology applications. However, to develop additional products, substantial expenditures will be required, including feasibility studies, pre-clinical studies and clinical testing, the establishment of collaborative partnerships and regulatory, manufacturing, sales and marketing activities by collaborative partners will be necessary for successful commercial production of our technologies or their incorporation into products of third parties.

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

The design, manufacturing, labeling, distribution and marketing of our potential products will be subject to extensive and rigorous government regulation in the United States and certain other countries. The process of obtaining and maintaining required regulatory clearance and approvals in the United States is lengthy, expensive and uncertain. In order for us to market our potential products in the United States, we must obtain clearance by means of a 510(k) pre-market notification, or approval by means of a pre-market approval (“PMA”) application, from the United States Food and Drug Administration (“FDA”). In February 2004, we received 510(k) marketing clearance from the FDA for our SonoPrep® device for use in electrophysiology applications. In August 2004, we received 510(k) marketing clearance from the FDA for the SonoPrep device and procedure tray for use with topical lidocaine. We will need to obtain additional 510(k) marketing clearances from the FDA in order to market other products and applications. In order to obtain marketing clearance for our continuous non-invasive glucose monitoring system, we will be required to file a PMA application that demonstrates the safety and effectiveness of the product. The PMA process is more rigorous and lengthier than the 510(k) clearance process and can take several years from initial filing and require the submission of extensive supporting data and clinical information.

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

Our Common Stock is currently listed for trading on the Nasdaq SmallCap Market. We must continue to satisfy Nasdaq’s continued listing requirements, including the minimum $2.5 million shareholder equity requirement, or risk delisting which would have an adverse effect on the Company’s business.

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

We will need to protect the proprietary information on which our SonoPrep® technology relies.

We have an exclusive license from MIT on eight issued patents in the United States, three issued foreign patents, two pending U.S. patents and three pending foreign patent applications, and as of September 30, 2004, we owned four issued patents and six pending patent applications in the United States and two foreign patent and fifteen pending foreign applications. We can provide no assurance that patents will be issued from the patent applications, or, if issued, that they will be issued in a form that will be advantageous to the Company.

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

To successfully commercialize our SonoPrep skin permeation technology we will have to manufacture or engage others to manufacture the particular device in compliance with regulatory requirements. We have limited manufacturing experience that would enable us to make products in the volumes that would be necessary for us to achieve significant commercial sales, and there can be no assurance that we will be able to establish and maintain reliable, efficient, full scale manufacturing at commercially reasonable costs, in a timely fashion. Difficulties we encounter in manufacturing scale-up, or our failure to implement and subsequently maintain our manufacturing facilities in accordance with good manufacturing practice regulations, international quality standards or other regulatory requirements, could result in a delay or termination of production. Companies, and especially small companies in the medical device field, often encounter these types of difficulties in scaling up production, including problems involving production yield, quality control and assurance, and shortages of qualified personnel.

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

Our stock price has been volatile and may fluctuate in the future.

The trading price of our Common Stock may fluctuate significantly. This price may be influenced by many factors, including:

•	our performance and prospects;

•	the depth and liquidity of the market for our Common Stock;

•	sales by selling shareholders of shares issuable in connection with our private placement in 2003;

•	investor perception of us and the industry in which we operate;

•	changes in earnings estimates or buy/sell recommendations by analysts;

•	general financial and other market conditions; and

•	domestic and international economic conditions.

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

In addition, upon issuance of the shares of Common Stock issuable upon conversion of the outstanding shares of Series A Preferred Stock and the exercise of outstanding warrants, the percentage ownership of current shareholders will be diluted substantially.

The availability of preferred stock for issuance may adversely affect our shareholders.

Our Articles of Incorporation, as amended, authorize our Board of Directors to fix the rights, preferences and privileges of, and issue up to 10,000,000 shares of, preferred stock with voting, conversion, dividend and other rights and preferences that could adversely affect the voting power or other rights of our shareholders. An aggregate of 7,000,000 shares of Series A Preferred Stock were issued in our private placement in 2003, of which 73,334 were issued and outstanding as of September 30, 2004. The issuance of additional preferred stock or rights to purchase preferred stock may have the effect of delaying or preventing a change in control of the Company. In addition, the possible issuance of additional preferred stock could discourage a proxy contest, make more difficult the acquisition of a substantial block of the Company’s Common Stock or limit the price that investors might be willing to pay for shares of the Company’s Common Stock.

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

Internal Control Over Financial Reporting.

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) during the Company’s third fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II: OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the third quarter of fiscal 2004, we issued and sold an aggregate of 1,144,908 shares of common stock pursuant to the exercise of outstanding Common Stock Purchase Warrants. Pursuant to the terms of the warrants, the warrant holders paid exercise prices ranging from $1.20 to $1.50 per share to us in connection with such exercises, for an aggregate purchase price of $1,663,390. The shares of common stock were issued and sold to the warrant holders in reliance on Section 4(2) of the Securities Act of 1933, as amended, as a sale by the issuer not involving a public offering. No underwriters were involved with the issuance and sale of the shares of common stock.

We did not repurchase any shares of common stock during the third quarter of fiscal 2004.

Item 5. Other Information

During the quarter ended September 30, 2004, we made no material changes to the procedures by which shareholders may recommend nominees to our Board of Directors, as described in our most recent proxy statement.

Item 6. Exhibits

The Exhibits listed in the Exhibit Index immediately preceding such Exhibits are filed with or incorporated by reference in this report.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SONTRA MEDICAL CORPORATION

Date: November 10, 2004	By:	/s/ THOMAS W. DAVISON
Thomas W. Davison President and Chief Executive Officer

Date: November 10, 2004	By:	/s/ SEAN F. MORAN
Sean F. Moran Chief Financial Officer

EXHIBIT INDEX

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.