Form 10QSB
period 2005-03-31
SONTRA MEDICAL CORP
filed 2005-05-10
CIK 1031927

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

As of May 6, 2005, the Registrant had 22,193,329 shares of Common Stock outstanding.

Transitional Small Business Disclosure Format (Check one):    Yes  ☐    No  ☒

FORM 10-QSB INDEX

SONTRA MEDICAL CORPORATION

Consolidated Balance Sheets

	As of
	March 31, 2005	December 31, 2004
	(Unaudited)
Assets:
Current Assets:
Cash and cash equivalents	$941,696	$2,565,244
Short term investments	6,950,000	6,950,000
Accounts receivable	95,843	16,821
Legal settlement receivable	—	250,000
Inventory, net of reserve for obsolescence	121,451	152,642
Prepaid expenses and other current assets	138,001	69,492

Total current assets	8,246,991	10,004,199

Property and Equipment, at cost
Computer equipment	228,102	206,970
Office and laboratory equipment	580,696	492,377
Furniture and fixtures	14,288	14,288
Manufacturing equipment	182,210	182,210
Leasehold improvements	177,768	174,698

	1,183,064	1,070,543
Less-Accumulated depreciation and amortization	(696,656)	(655,242)

Net property and equipment	486,408	415,301

Restricted Cash	38,997	38,997
Other Assets	2,000	2,000

Total assets	$8,774,396	$10,460,497

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$278,821	$358,530
Accrued expenses	275,882	759,051

Total current liabilities	554,703	1,117,581

Commitments

Stockholders’ Equity
Series A Convertible Preferred Stock, $0.01 par value, authorized 7,000,000 shares, issued and outstanding 73,334 shares at March 31, 2005 and December 31, 2004 (preference in liquidation of $77,738)	77,738	76,291

Common stock, $0.01 par value, authorized 40,000,000 shares, issued and outstanding 22,179,904 shares at March 31, 2005 and 21,935,732 shares at December 31, 2004	221,799	219,358
Additional paid-in capital	32,674,264	32,674,740
Deferred stock-based compensation	(80,367)	(244,912)
Accumulated deficit	(24,673,741)	(23,382,561)

Total stockholders’ equity	8,219,693	9,342,916

Total liabilities and stockholders’ equity	$8,774,396	$10,460,497

The accompanying notes are an integral part of these consolidated financial statements.

SONTRA MEDICAL CORPORATION

Consolidated Statements of Loss

(Unaudited)

	Three Months Ended March 31,
	2005	2004
Product revenues	$116,053	$—
Cost of product sales	80,154	—

Gross margin	35,899	—

Operating Expenses:
Research and development	906,300	675,907
Selling, general and administrative	473,809	527,494

Total operating expenses	1,380,109	1,203,401

Loss from operations	(1,344,210)	(1,203,401)

Interest income	53,030	14,229

Net loss	(1,291,180)	(1,189,172)

Accretion of dividend and beneficial conversion feature on Series A Convertible Preferred Stock	(1,447)	(213,434)

Net loss applicable to common stockholders	$(1,292,627)	$(1,402,606)

Net loss per common share, basic and diluted	$(0.06)	$(0.11)

Basis and diluted weighted average common shares outstanding	22,131,657	12,711,051

The accompanying notes are an integral part of these consolidated financial statements.

Sontra Medical Corporation

Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31,
	2005	2004
Cash Flows From Operating Activities:
Net loss	$(1,291,180)	$(1,189,172)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	41,414	36,494
Stock-based compensation expense (benefit)	(207,795)	108,171
Stock issued to 401(k) plan	243,910	180,913
Changes in assets and liabilities:
Accounts receivable	(79,022)	1,500,000
Legal settlement receivable	250,000	—
Inventory	31,191	—
Prepaid expenses and other current assets	(68,509)	(48,653)
Accounts payable	(79,709)	(10,809)
Accrued expenses	(483,169)	(187,917)

Net cash (used in) provided by operating activities	(1,642,869)	389,027

Cash Flows from Investing Activities:
Purchase of property and equipment	(112,521)	(41,938)
Purchases of short term investments	(2,950,000)	(500,000)
Sales of short term investments	2,950,000	500,000

Net cash used in investing activities	(112,521)	(41,938)

Cash Flows From Financing Activities
Stock issuance costs	(15,658)	—
Proceeds from the exercise of warrants	127,500	1,036,489
Proceeds from the exercise of stock options	20,000	20,139

Net cash provided by financing activities	131,842	1,056,628

Net (Decrease) Increase in Cash and Cash Equivalents	(1,623,548)	1,403,717
Cash and Cash Equivalents, beginning of period	2,565,244	1,868,933

Cash and Cash Equivalents, end of period	$941,696	$3,272,650

Supplemental Disclosure of Non Cash Financing Transactions:
Accretion of dividend on Series A Convertible Preferred Stock	$1,447	$82,813

Conversion of Series A Convertible Preferred Stock into common stock	$—	3,507,500

Common stock issued for dividends on converted Series A Convertible Preferred Stock	$—	$99,007

The accompanying notes are an integral part of these consolidated financial statements.

SONTRA MEDICAL CORPORATION

Notes to Consolidated Financial Statements

March 31, 2005

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

The Company is a medical company engaged in the development of transdermal diagnostic and drug delivery products based on its SonoPrep® ultrasonic skin permeation technology. On an historical basis since its inception, the Company has devoted substantially all of its efforts toward product research and development, raising capital and marketing products. The Company has incurred significant losses from operations since its inception and has primarily funded these losses through issuances of equity and convertible promissory notes.

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying financial statements reflect the application of certain accounting policies as described in this note and elsewhere in the accompanying financial statements.

(a) Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the amounts of revenues and expenses recorded during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant changes in the near term relate to the collectibility of accounts receivable, valuation of inventory, the recoverability of long-lived assets, the realizability of deferred tax assets and the fair value of equity instruments issued.

(b) Cash Equivalents and Short Term Investments

The Company considers all highly liquid investments with maturities of ninety days or less to be cash equivalents. Cash equivalents consist of money market funds as of March 31, 2005 and December 31, 2004. Short-term investments consist of auction rate preferred shares and are classified as “available for sale” under the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 115, Accounting for Certain Investments in Debt and Equity Securities. Accordingly, these investments are carried at fair value which approximates cost. Restricted cash at March 31, 2005 and December 31, 2004 represents a deposit on the Company’s leased offices.

(c) Accounts Receivable

The Company provides credit terms to customers in connection with purchases of the Company’s products. Credit terms, for approved customers, are generally on a net 30-day basis.

Management periodically reviews customer account activity in order to assess the adequacy of the allowance provided for potential losses. Factors considered include economic conditions and each customer’s payment history and credit worthiness. Adjustments, if any, are made to reserve balances following the completion of these reviews to reflect management’s best estimate of potential losses. No allowance for doubtful accounts was considered necessary at March 31, 2005 and December 31, 2004.

SONTRA MEDICAL CORPORATION

Notes to Consolidated Financial Statements

March 31, 2005

(Unaudited)

(d) Inventory

Inventory is valued at the lower of average cost or market on a first-in first-out (FIFO) method. There was no change in the reserve for obsolescence in the quarter ended March 31, 2005.

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

	Three Months Ended March 31,
	2005	2004
Net loss—as reported	$(1,291,180)	$(1,189,172)

Add: stock-based employee compensation expense (benefit) under APB No. 25	(213,429)	76,575
Deduct: stock-based employee compensation determined under SFAS No. 123	(311,752)	(255,686)

Pro forma net loss applicable to common stockholders	(1,816,361)	(1,368,283)
Accretion of preferred stock dividend and beneficial conversion feature of preferred stock	(1,447)	(213,434)

Pro forma net loss	$(1,817,808)	$(1,581,717)

Basic and diluted loss per share, as reported	$(0.06)	$(0.11)

Basic and diluted loss per share, pro forma	$(0.08)	$(0.12)

SONTRA MEDICAL CORPORATION

Notes to Consolidated Financial Statements

March 31, 2005

(Unaudited)

On July 24, 2002 the Company granted under the 1997 Long-term Incentive and Stock Option Plan an option to purchase 50,000 shares to a member of the Scientific Advisory Board with a four year vesting schedule. On May 21, 2003 the Company granted under the 2003 Stock Option and Incentive Plan an option to purchase 50,000 shares to a member of the Scientific Advisory Board with a four year vesting schedule. The Company re-measures the fair value of these options each quarter using the Black-Scholes option pricing model and records the corresponding non-cash expense throughout the vesting period of these options. As a result, for the quarter ended March 31, 2005, the Company increased additional paid-in capital by $39,000 and decreased deferred compensation by $44,000, respectively, and recorded a non-cash compensation expense of $5,000 in the Statement of Loss.

On September 23, 2002, the Company repriced and/or exchanged certain options previously granted, pursuant to the Plans, to the Chief Executive Officer and Chief Financial Officer, which relate to a total of 850,000 shares of the Company’s Common Stock. The new exercise prices for these options are between $.5189 and $2.55 per share. The Company records the compensation expense over the vesting period and re-measures the intrinsic value each period throughout the life of these options. As a result, for the quarter ended March 31, 2005, the Company decreased additional paid-in capital by $333,000 and deferred compensation by $119,000, respectively, and recorded a non-cash compensation benefit of $214,000 in the Statement of Loss. This re-measurement may result in unpredictable charges or credits to the Statement of Loss, which will depend on the fair value of the Company’s Common Stock.

During the quarter ended September 30, 2003, one employee received an option with intrinsic value on the grant date of $12,000. As a result, for the three months ended March 31, 2005, the Company decreased deferred compensation by $1,000 and recorded a non-cash compensation expense of $1,000 in the Statement of Loss.

During the quarter ended March 31, 2005, the Company granted options to purchase 90,000 shares of the Company’s common stock at exercise prices ranging from $1.68 to $2.15 to certain employees. During the quarter ended March 31, 2005, an option was exercised to purchase 38,543 shares and the Company received $20,000 in proceeds. During the quarter ended March 31, 2005, a total of 120,629 shares of common stock with a fair value of $243,910 were issued to the Company’s 401(k) plan.

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

(j) Reclassifications

Certain reclassifications have been made to the prior financial statements to conform with the 2005 presentation.

SONTRA MEDICAL CORPORATION

Notes to Consolidated Financial Statements

March 31, 2005

(Unaudited)

(3) COMMITMENTS

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

In conjunction with the 8% dividend on the Series A Preferred Stock, the Company accreted dividends of $1,447 for the three months ended March 31, 2005. As of March 31, 2005, there were 73,334 shares of Series A Convertible Preferred Stock outstanding.

During the quarter ended March 31, 2005, warrants to purchase 85,000 shares of common stock were exercised and the Company received $127,500 in net cash proceeds.

(5) COMMON STOCK

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

SONTRA MEDICAL CORPORATION

Notes to Consolidated Financial Statements

March 31, 2005

(Unaudited)

(6) BAYER LICENSE AGREEMENT

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

(7) LITIGATION

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

In December 2004, the Company entered into an agreement with the Puerto Rican Telephone Company (“PRTC”) regarding alleged rate overcharges by PRTC related to the activity of ChoiceTel prior to the Merger. Pursuant to the agreement, the Company agreed to waive certain legal claims against PRTC in exchange for $250,000. The Company recorded the $250,000 payment as an adjustment to increase the net assets of ChoiceTel as it related to the resolution of a pre-acquisition contingency and consequently the Company recorded a receivable and additional paid in capital of $250,000 in 2004. The Company subsequently received the $250,000 settlement payment during the first quarter of fiscal 2005.

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

Stock-based compensation expense, a non-cash expense, represents the fair value or intrinsic value (the difference between the exercise price and fair value of common stock) of the option on the grant date. Certain stock-based compensation expense is remeasured each period and amortized over the vesting period of the applicable options, which is generally 42 months.

Results of Operations

Comparison of the three months ended March 31, 2005 and 2004

Gross Profit

Sontra commenced the marketing launch of the SonoPrep device and procedure kit for topical lidocaine delivery in September 2004. For the quarter ended March 31, 2005, the Company recorded revenue of $116,000 and a gross profit of $36,000, or 31% of revenue. The Company expects to continue to expand its manufacturing capacity and refine its product costing and, accordingly, gross profit on future sales may differ.

Research and Development Expenses

Research and development expenses increased by $230,000 to $906,000 for the quarter ended March 31, 2005 from $676,000 for the quarter ended March 31, 2004. The increase was primarily attributable to an increase in staffing costs of $165,000 and an increase in legal costs of $63,000 to pursue patents.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased by $53,000 to $474,000 for the quarter ended March 31, 2005 from $527,000 for the quarter ended March 31, 2004. The decrease was primarily attributable to a decrease in stock compensation expense of $316,000, partially offset by an increase in selling and marketing costs of $267,000 associated with hiring personnel and marketing launch costs.

Interest Income

Interest income was $53,000 for the quarter ended March 31, 2005 compared to interest income of $14,000 for the quarter ended March 31, 2004. The increase in interest income is attributable to higher interest rates and a higher average balance invested.

Liquidity and Capital Resources

The Company has financed its operations since inception primarily through private sales of its common and preferred stock, the issuance of convertible promissory notes, and the cash it received in connection with the Merger. As of March 31, 2005, the Company had $7,892,000 of cash and cash equivalents and short-term investments.

Net cash used in operating activities was $1,643,000 for the quarter ended March 31, 2005. The net loss for the quarter ended March 31, 2005 was $1,291,000 and included in this loss were non-cash expenses of $41,000 for depreciation and amortization, $244,000 for common stock contributed to the 401(k) plan and a non-cash stock compensation benefit of $208,000. A payment received from a legal settlement provided $250,000 in cash, an increase in accounts receivable used $79,000 of cash and an increase in prepaid expenses used $69,000 of cash. Decreases in accounts payable and accrued expenses used $563,000 of cash.

Net cash used in investing activities was $113,000 for the quarter ended March 31, 2005, resulting from the purchase of property and equipment.

Net cash provided by financing activities was $132,000 for the quarter ended March 31, 2005. The exercise of stock options and warrants provided $148,000 of cash and expenses associated with the issuance of common stock used $16,000.

The Company expects that the cash and short term investments of $7,892,000 at March 31, 2005 will be sufficient to meet its cash requirements through June 2006. The Company will be required to raise a substantial amount of capital in the future to complete the commercialization of its products.

At March 31, 2005, the Company had outstanding warrants to purchase 6,635,292 shares of common stock at exercise prices ranging from $1.20-$2.45. If all these warrants were exercised for cash the Company would received cash proceeds of $10,954,000.

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

We have generated limited revenue and have had operating losses since our inception. Our historical accumulated deficit was approximately $24,674,000 as of March 31, 2005. It is possible that the Company will never generate enough additional revenue to achieve and sustain profitability. Even if the Company reaches profitability, it may not be able to sustain or increase profitability. We expect our operating losses to continue for the foreseeable future as we continue to expend substantial resources to conduct research and development, feasibility and clinical studies, obtain regulatory approvals for specific use applications of our SonoPrep® technology, identify and secure collaborative partnerships, and manage and execute our obligations in strategic collaborations.

If we fail to raise additional capital, we will be unable to continue our development efforts and operations.

The Company has generated limited revenue since inception, and does not expect to generate sufficient revenues to earn a profit in the near future. Our development efforts to date have consumed and will continue to require substantial amounts of capital to complete the development of our SonoPrep® technology and to meet other cash requirements in the future. Our product development programs require substantial capital outlays in order to reach product commercialization. As we enter into more advanced product development of our SonoPrep device and our continuous non-invasive glucose monitoring system, we will need significant funding to pursue our product commercialization plans. Our ability to continue our research, development and testing activities and commercialize our products in development is highly dependent on our ability to obtain additional sources of financing, including by entering into and maintaining collaborative arrangements with third parties who have the resources to fund such activities. Any future equity financing, if available, may result in substantial dilution to existing shareholders, and debt financing, if available, may include restrictive covenants or may require us to grant a lender a security interest in our assets. To the extent that we attempt to raise additional funds through third party collaborations and/or licensing arrangements, we may be required to relinquish some rights to our technologies or products currently in various stages of development, or grant licenses on terms that are not favorable to the Company. Any failure by the Company to timely procure additional financing or investment adequate to fund the Company’s ongoing operations, including planned product development initiatives and clinical studies, will have material adverse consequences on the Company’s business operations and as a result, on our consolidated financial condition, results of operations and cash flows.

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

Our future success is dependent upon our ability to selectively enter into and maintain collaborative arrangements with leading medical device and pharmaceutical companies, such as Bayer Healthcare LLC (“Bayer”). On July 28, 2003, Sontra and Bayer executed a definitive license agreement pursuant to which Sontra granted to Bayer an exclusive worldwide right and license of Sontra’s intellectual property rights to make, have made, use, import and sell a continuous non-invasive glucose monitoring system. Pursuant to the terms of the license agreement, Sontra and Bayer may also enter into one or more additional agreements to continue the joint development of the continuous non-invasive glucose monitoring system. To date, we have not entered into any additional agreements with Bayer, and we may not be able to enter into any additional development agreements or collaborative arrangements with Bayer or any other strategic partners on acceptable terms, if at all. If we are not able to collaborate with Bayer or additional partners, the business, financial condition and results of operations of the Company could be materially adversely affected.

Even if we were to enter into a collaborative arrangement, there can be no assurance that the financial condition or results of operations of the Company will significantly improve. The risks involved with collaborating with strategic partners include, but are not limited to, the following:

•	such collaborative arrangements could terminate upon the expiration of certain notice periods;

•	collaboration partners may insist on and obtain significant interest in our intellectual property rights;

•	funding by collaborative partners may be dependent upon the satisfaction of certain goals or “milestones” by certain specified dates, the realization or satisfaction of which may be outside of our control;

•	collaborative partners may retain a significant degree of discretion regarding the timing of these activities and the amount and quality of financial, personnel and other resources that they devote to these activities;

•	disputes may arise between the Company and any future collaborative partner regarding their respective rights and obligations under the collaborative arrangements, which may be costly; and

•	any future collaborative partner may not be able to satisfy its obligations under its arrangement with the Company or may intentionally or unintentionally breach its obligations under the arrangement.

Most of our products are in early stages of development, and we face risks of failure inherent in developing products based on new technologies.

Most of our products under development have a high risk of failure because they are in the early stages of development. To date, we have tested the feasibility of our SonoPrep® technology for various applications, including glucose monitoring, transdermal drug delivery and certain anesthetic applications. The Company has received 510(k) marketing clearance from the FDA for our SonoPrep® device for the transdermal delivery of 4% topical lidocaine and in electrophysiology applications. However, to develop additional products or additional uses, substantial expenditures will be required, including for feasibility studies, pre-clinical studies and clinical testing. Projected costs for such development are difficult to estimate and they may change frequently.

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

We may need to obtain further regulatory approval in connection with the usage of 4% topical lidocaine with our SonoPrep Topical Anesthetic System.

In August 2004, we received 510(k) marketing clearance from the FDA to market our SonoPrep device and procedure tray for use with over-the-counter (OTC) 4% topical lidocaine for dermal anesthesia prior to the insertion of needles or intravenous catheters. In September 2004, we launched our SonoPrep Topical Anesthetic System, which consists of the SonoPrep device and a topical anesthetic procedure tray for usage with OTC 4% topical lidocaine, and we are marketing the system through independent medical device distributors. However, OTC 4% topical lidocaine has not yet been approved by the FDA for the indications covered by the Company’s 510(k) marketing clearance, namely needle sticks or venipuncture. The FDA may require the Company to submit an NDA seeking approval of OTC 4% topical lidocaine for dermal anesthesia prior to the insertion of needles or intravenous catheters.

The Company intends to continue to market the SonoPrep Topical Anesthetic System pursuant to its 510(k) marketing clearance; however if the FDA determines that approval of the NDA is required, the FDA may determine to limit, restrict or delay our ability to market the system, or may rescind our 510(k) marketing clearance. If the FDA determines that an NDA is required and ultimately does not approve the NDA, it is likely that our 510(k) marketing clearance would be rescinded, which would have a material adverse effect on our business and results of operations.

We must continue to meet the listing requirements of Nasdaq or we risk delisting.

Our Common Stock is currently listed for trading on the Nasdaq SmallCap Market. We must continue to satisfy Nasdaq’s continued listing requirements, including the minimum $2.5 million shareholder equity requirement and the $1 minimum per share bid price, or risk delisting which would have an adverse effect on the Company’s business.

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

In addition to the exclusive license from MIT, as of March 31, 2005 we owned four issued patents and six pending patent applications in the United States and two foreign patent and fifteen pending foreign applications. We can provide no assurance that patents will be issued from the patent applications, or, if issued, that they will be issued in a form that will be advantageous to the Company.

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

The industries in which our potential products may eventually be marketed are intensely competitive, subject to rapid change and significantly affected by new product introductions. Our continuous non-invasive glucose monitoring system will compete directly with glucose monitoring products manufactured by Roche Diagnostics, LifeScan, Inc., a division of Johnson & Johnson, Bayer Corporation, MediSense, a division of Abbott Laboratories, Medtronic, Inc., Dexcom, SpectRx and TheraSense, Inc. The Company’s SonoPrep® device will also compete with numerous companies developing drug delivery products such as Nektar Therapeutics, Alkermes, Inc., Bioject, Inc., PowderJect Pharmaceuticals PLC, Antares Pharma, Inc., Becton Dickinson & Co., Aerogen, Inc., ALZA Corporation, a division of Johnson & Johnson, Norwood Abbey Limited, Vyteris, Iomed and 3M Company. In the topical lidocaine market, Sontra competes with the existing topical lidocaine products manufactured by Astra and others, and also competes with Norwood Abbey, who has received clearance from the FDA to market a laser poration device.

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

Our Articles of Incorporation, as amended, authorize our Board of Directors to fix the rights, preferences and privileges of, and issue up to 10,000,000 shares of, preferred stock with voting, conversion, dividend and other rights and preferences that could adversely affect the voting power or other rights of our shareholders. An aggregate of 7,000,000 shares of Series A Preferred Stock were issued in our private placement in 2003, of which 73,334 were issued and outstanding as of March 31, 2005. The issuance of additional preferred stock or rights to purchase preferred stock may have the effect of delaying or preventing a change in control of the Company. In addition, the possible issuance of additional preferred stock could discourage a proxy contest, make more difficult the acquisition of a substantial block of the Company’s Common Stock or limit the price that investors might be willing to pay for shares of the Company’s Common Stock.

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

Internal Control Over Financial Reporting. There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the fiscal quarter to which this report relates that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the first quarter of fiscal 2005, we issued and sold an aggregate of 85,000 shares of common stock pursuant to the exercise of outstanding Common Stock Purchase Warrants. Pursuant to the terms of the warrants, the warrant holders paid an exercise price of $1.50 per share to us in connection with such exercises, for an aggregate purchase price of $127,500. The shares of common stock were issued and sold to the warrant holders in reliance on Section 4(2) of the Securities Act of 1933, as amended, as a sale by the issuer not involving a public offering. No underwriters were involved with the issuance and sale of the shares of common stock.

We did not repurchase any shares of common stock during the first quarter of fiscal 2005.

Item 5. Other Information

During the quarter ended March 31, 2005, we made no material changes to the procedures by which shareholders may recommend nominees to our Board of Directors, as described in our most recent proxy statement.

Item 6. Exhibits

The Exhibits listed in the Exhibit Index immediately preceding such Exhibits are filed with or incorporated by reference in this report.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SONTRA MEDICAL CORPORATION

Date: May 10, 2005	By:	/s/ THOMAS W. DAVISON
Thomas W. Davison
President and Chief Executive Officer

Date: May 10, 2005	By:	/s/ SEAN F. MORAN
Sean F. Moran
Chief Financial Officer

EXHIBIT INDEX

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.