Form 10QSB
period 2005-06-30
SONTRA MEDICAL CORP
filed 2005-08-09
CIK 1031927

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

As of August 5, 2005, the Registrant had 22,240,412 shares of Common Stock outstanding.

Transitional Small Business Disclosure Format (Check one):    Yes  ☐    No  ☒

FORM 10-QSB INDEX

SONTRA MEDICAL CORPORATION

Consolidated Balance Sheets

	As of
	June 30, 2005	December 31, 2004
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$832,618	$2,565,244
Short term investments	6,000,000	6,950,000
Accounts receivable	—	16,821
Legal settlement receivable	—	250,000
Inventory, net of reserve for obsolescence	187,443	152,642
Prepaid expenses and other current assets	84,585	69,492

Total current assets	7,104,646	10,004,199

Property and Equipment, at cost:
Computer equipment	217,535	206,970
Office and laboratory equipment	608,854	492,377
Furniture and fixtures	14,288	14,288
Manufacturing equipment	192,521	182,210
Leasehold improvements	177,768	174,698

	1,210,966	1,070,543
Less-Accumulated depreciation and amortization	(739,970)	(655,242)

Net property and equipment	470,996	415,301

Other Assets:
Restricted Cash	29,248	38,997
Other Assets	2,000	2,000

Total other assets	31,248	40,997

Total assets	$7,606,890	$10,460,497

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$276,058	$358,530
Current portion of note payable	55,437	—
Accrued expenses	435,093	759,051

Total current liabilities	766,588	1,117,581

Note Payable, net of current portion	172,074	—

Commitments

Stockholders’ Equity:
Series A Convertible Preferred Stock, $0.01 par value, authorized 7,000,000 shares, issued and outstanding 73,334 shares at June 30, 2005 and December 31, 2004 (preference in liquidation of $79,201)	79,201	76,291
Common stock, $0.01 par value, authorized 60,000,000 shares, issued and outstanding 22,193,329 shares at June 30, 2005 and 21,935,732 shares at December 31, 2004	221,933	219,358
Additional paid-in capital	32,880,399	32,674,740
Deferred stock-based compensation	(88,192)	(244,912)
Accumulated deficit	(26,425,113)	(23,382,561)

Total stockholders’ equity	6,668,228	9,342,916

Total liabilities and stockholders’ equity	$7,606,890	$10,460,497

The accompanying notes are an integral part of these consolidated financial statements.

SONTRA MEDICAL CORPORATION

Consolidated Statements of Loss

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Product revenue	$32,350	$2,500	$148,403	$2,500
Cost of product revenue	16,706	801	96,859	801

Gross profit	15,644	1,699	51,544	1,699

Operating Expenses:
Research and development	1,039,495	662,617	1,945,796	1,338,524
Selling, general and administrative	784,967	566,202	1,253,775	1,093,696

Total operating expenses	1,824,462	1,228,819	3,199,571	2,432,220

Loss from operations	(1,808,818)	(1,227,120)	(3,148,027)	(2,430,521)

Interest income	59,451	17,528	107,480	31,757
Interest expense	(2,005)	—	(2,005)	—

Net loss	(1,751,372)	(1,209,592)	(3,042,552)	(2,398,764)
Accretion of dividend and beneficial conversion feature on Series A Convertible Preferred Stock	(1,463)	(197,539)	(2,910)	(410,973)

Net loss applicable to common shareholders	$(1,752,835)	$(1,407,131)	$(3,045,462)	$(2,809,737)

Net loss per common share, basic and diluted	$(0.08)	$(0.09)	$(0.14)	$(0.19)

Basic and diluted weighted average common shares outstanding	22,192,296	16,146,758	22,162,144	14,428,905

The accompanying notes are an integral part of these consolidated financial statements.

Sontra Medical Corporation

Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30,
	2005	2004
Cash Flows From Operating Activities:
Net loss	$(3,042,552)	$(2,398,764)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	84,728	78,169
Stock-based compensation expense (benefit)	(23,058)	146,486
Stock issued to 401(k) plan	259,080	194,869
Changes in assets and liabilities:
Accounts receivable	16,821	1,500,000
Legal settlement receivable	250,000	—
Decrease in restricted cash	9,749	—
Inventory	(34,801)	—
Prepaid expenses and other current assets	(15,093)	(12,978)
Accounts payable	(82,472)	708
Accrued expenses	(323,958)	(150,509)

Net cash used in operating activities	(2,901,556)	(642,019)

Cash Flows from Investing Activities:
Purchase of property and equipment	(140,423)	(131,006)
Purchases of short term investments	(4,325,000)	(500,000)
Sales of short term investments	5,275,000	500,000

Net cash provided by (used in) investing activities	809,577	(131,006)

Cash Flows From Financing Activities:
Stock issuance costs	(15,658)	—
Proceeds from note payable	237,541	—
Payments on note payable	(10,030)	—
Proceeds from the exercise of warrants	127,500	1,419,774
Proceeds from the exercise of stock options	20,000	157,136

Net cash provided by financing activities	359,353	1,576,910

Net Increase (Decrease) in Cash and Cash Equivalents	(1,732,626)	803,885
Cash and Cash Equivalents, beginning of period	2,565,244	4,868,933

Cash and Cash Equivalents, end of period	$832,618	$5,672,818

Supplemental Disclosure of Non Cash Financing Transactions:
Accretion of dividend on Series A Convertible Preferred Stock	$2,910	$116,924

Conversion of Series A Convertible Preferred Stock into common stock	$—	$6,421,666

Common stock issued for dividends on converted Series A Convertible Preferred Stock	$—	$246,283

The accompanying notes are an integral part of these consolidated financial statements.

SONTRA MEDICAL CORPORATION

Notes to Consolidated Financial Statements

June 30, 2005

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

(b) Cash Equivalents and Short Term Investments

The Company considers all highly liquid investments with maturities of ninety days or less to be cash equivalents. Cash equivalents consist of money market funds as of June 30, 2005 and December 31, 2004. Short term investments consist of auction rate preferred shares and are classified as “available for sale” under the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 115, Accounting for Certain Investments in Debt and Equity Securities. Accordingly, these investments are carried at fair value which approximates cost. Restricted cash at June 30, 2005 and December 31, 2004 represents a deposit on the Company’s leased offices.

SONTRA MEDICAL CORPORATION

Notes to Consolidated Financial Statements

June 30, 2005

(Unaudited)

(c) Accounts Receivable

The Company provides credit terms to customers in connection with purchases of the Company’s products. Credit terms, for approved customers, are generally on a net 30-day basis.

Management periodically reviews customer account activity in order to assess the adequacy of the allowance provided for potential losses. Factors considered include economic conditions and each customer’s payment history and credit worthiness. Adjustments, if any, are made to reserve balances following the completion of these reviews to reflect management’s best estimate of potential losses. No allowance for doubtful accounts was considered necessary at June 30, 2005 and December 31, 2004.

(d) Inventory

Inventory is valued at the lower of average cost or market on a first-in first-out (FIFO) method. There was no change in the reserve for obsolescence in the quarter or six months ended June 30, 2005.

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

SONTRA MEDICAL CORPORATION

Notes to Consolidated Financial Statements

June 30, 2005

(Unaudited)

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Net loss—as reported	$(1,751,372)	$(1,209,592)	$(3,042,552)	$(2,398,764)
Add (deduct): stock-based employee compensation expense (benefit) under APB No. 25	100,625	27,745	(112,804)	122,654
Deduct: stock based employee compensation determined under SFAS 123	(1,730,771)	(252,219)	(2,042,523)	(508,360)

Pro forma net loss	(3,381,518)	(1,434,066)	(5,197,879)	(2,784,470)
Accretion of preferred stock dividend and beneficial conversion feature of preferred stock	(1,463)	(197,539)	(2,910)	(410,973)

Pro forma net loss applicable to common shareholders	$(3,382,981)	$(1,631,605)	$(5,200,789)	$(3,195,443)

Basic and diluted loss per share, as reported	$(0.08)	$(0.09)	$(0.14)	$(0.19)

Basic and diluted loss, pro forma	$(0.15)	$(0.10)	$(0.23)	$(0.22)

On May 24, 2005, the Company approved the acceleration of vesting of all outstanding unvested stock options with exercise prices equal to or greater than $1.45 per share previously awarded to its employees, including its executive officers, and its directors under the Company’s equity compensation plans. The acceleration of vesting is effective for stock options outstanding as of May 24, 2005. Options to purchase an aggregate of 1,039,438 shares of common stock (of which options to purchase an aggregate of 602,063 shares of common stock are held by executive officers of the Company and options to purchase an aggregate of 50,000 shares of common stock are held by directors of the Company) have been accelerated. The weighted average exercise price of the accelerated options is $2.04. Under the recently issued Financial Accounting Standards Board Statement No. 123R, “Share-Based Payment” (“FAS 123R”), the Company will be required to apply the expense recognition provisions under FAS 123R beginning January 1, 2006. The Company believes that accelerating the vesting of the identified stock options will reduce the Company’s compensation charges in subsequent periods. There was no impact on the quarter ended June 30, 2005 since, on the modification date, the exercise price of the modified options exceeded the fair value of the common stock or the Company determined that no employees will vest in options that would otherwise have been forfeited or become unexercisable.

On July 24, 2002, the Company granted under the 1997 Long-term Incentive and Stock Option Plan an option to purchase 50,000 shares to a member of the Scientific Advisory Board with a four year vesting schedule. On May 21, 2003, the Company granted under the 2003 Stock Option and Incentive Plan an option to purchase 50,000 shares to a member of the Scientific Advisory Board with a four year vesting schedule. The Company re-measures the fair value of these options each quarter using the Black-Scholes option pricing model and records the corresponding non-cash expense throughout the vesting period of these options. As a result, for the quarter ended June 30, 2005, the Company increased additional paid-in capital by $11,000 and deferred compensation by $10,000, respectively, and recorded a non-cash compensation expense of $1,000 in the Statement of Loss.

SONTRA MEDICAL CORPORATION

Notes to Consolidated Financial Statements

June 30, 2005

(Unaudited)

On September 23, 2002, the Company repriced and/or exchanged certain options previously granted, pursuant to the Company’s equity compensation plans, to the Chief Executive Officer and Chief Financial Officer, which relate to a total of 850,000 shares of the Company’s Common Stock. The new exercise prices for these options are between $.5189 and $2.55 per share. The Company records the compensation expense over the vesting period and re-measures the intrinsic value each period throughout the life of these options. As a result, for the quarter ended June 30, 2005, the Company increased additional paid-in capital by $99,000, decreased deferred compensation by $1,000, and recorded a non-cash compensation expense of $100,000 in the Statement of Loss. This re-measurement may result in unpredictable charges or credits to the Statement of Loss, which will depend on the fair value of the Company’s Common Stock.

During the quarter ended September 30, 2003, one employee received an option with intrinsic value on the grant date of $12,000. As a result, for the three months ended June 30, 2005, the Company decreased deferred compensation by $1,000 and recorded a non-cash compensation expense of $1,000 in the Statement of Loss.

During the quarter ended June 30, 2005, the Company granted options to purchase 65,000 shares of the Company’s common stock at an exercise price of $1.52 to consultants serving on the Company’s scientific advisory board. The options were fully vested on the grant date. The fair value of these options was determined to be $83,000 which was recorded as additional paid-in capital and non-cash compensation expense in the Statement of Loss.

During the quarter ended June 30, 2005, the Company granted options to purchase 207,000 shares of the Company’s common stock at an exercise price of $1.52 to the Company’s Board of Directors. During the quarter ended June 30, 2005, a total of 13,425 shares of common stock with a fair value of $15,170 were issued to the Company’s 401(k) plan.

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

(3) NOTE PAYABLE

In May 2005, the Company entered in a note payable agreement with a third-party lender in the amount of $237,000. The note is repayable over a four year term and the Company is obligated to make monthly interest and principal payments of $6,017. Interest accrues at annual rate of 10.39% and the note is secured by certain property and equipment of the Company.

SONTRA MEDICAL CORPORATION

Notes to Consolidated Financial Statements

June 30, 2005

(Unaudited)

(4) COMMITMENTS

Operating lease

The Company leases 12,999 square feet of office, laboratory and manufacturing space in Franklin, Massachusetts under a lease expiring March 10, 2008. Minimum rental payments under this operating lease are approximately as follows:

For the years ended December 31,	Amount
2005	$161,000
2006	163,000
2007	171,000
2008	33,000

Total	$528,000

(5) SERIES A CONVERTIBLE PREFERRED STOCK FINANCING

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

In conjunction with the 8% dividend on the Series A Preferred Stock, the Company accreted dividends of $1,463 and $2,910 for the three and six months ended June 30, 2005, respectively. As of June 30, 2005, there were 73,334 shares of Series A Convertible Preferred Stock outstanding.

(6) COMMON STOCK FINANCING

In December 2004, the Company issued 2,636,000 shares of Common Stock upon the closing of a private placement of stock that raised proceeds of $4,152,695 net of placement fee and other offering costs. In connection with the financing, the Company issued warrants to the investors to purchase 1,054,400 shares of common stock. In addition, the Company issued warrants to the placement agent to purchase 131,800 shares of Common Stock. The warrants have a five-year term and are exercisable at $2.45 per share. The Company has the right to terminate the warrants, upon thirty days notice, in the event that the closing price of the Company’s common stock for twenty consecutive trading days is equal or greater than $4.90 per share. The warrants shall be exercisable during the thirty-day notice period.

SONTRA MEDICAL CORPORATION

Notes to Consolidated Financial Statements

June 30, 2005

(Unaudited)

(7) BAYER LICENSE AGREEMENT

On July 28, 2003, the Company and Bayer Diagnostics Division of Bayer Healthcare LLC (“Bayer”) executed a definitive license agreement pursuant to which the Company granted to Bayer an exclusive worldwide right and license of the Company’s intellectual property rights to make, have made, use, import and sell the continuous non-invasive glucose monitoring system. In consideration of the license and the Company’s delivery of all information, materials and know-how related to the licensed technology in 2003, Bayer agreed to pay the Company no later than January 15, 2004, a one-time, non-refundable license fee of $1.5 million. The Company recorded the $1.5 million license payment as accounts receivable and licensing revenue for the year ended December 31, 2003. In January 2004, the Company collected the $1,500,000 receivable from Bayer.

Pursuant to the terms of the license agreement, the Company and Bayer may enter into one or more additional agreements to continue the joint development of the continuous non-invasive glucose monitoring system. Such agreements may include, among other things, a $3.0 million milestone payment to the Company after the first phase of development of the product, a royalty agreement providing for the payment by Bayer to the Company of royalties based on net sales of the product and a manufacturing and supply agreement providing Sontra with the exclusive manufacturing rights of the SonoPrep device. In the event that Bayer does not complete the development of the product necessary to obtain FDA approval, the license shall convert to a non-exclusive license. Bayer has the right to terminate the agreement at any time. In the event that Bayer terminates the agreement following the payment of the license fee, the license shall cease to be an exclusive license and shall become a co-exclusive license pursuant to which the Company will receive royalties based on net sales of the product.

(8) LITIGATION

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

A significant portion of the Company’s research and development expenses includes salaries paid to personnel and outside consultants and service providers, as well as the cost of materials used in research and development, and information technology and facilities costs. The Company expects that its research and development expenses will continue to increase as it works to complete the development of its products, obtain regulatory clearances or approvals, and conduct further research and development.

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

Results of Operations

Comparison of the three and six months ended June 30, 2005 and 2004

Gross Profit

For the three and six months ended June 30, 2005, the Company recorded revenue of $32,000 and $148,000, and gross profit of $16,000 and $52,000, respectively. The Company launched its SonoPrep device for topical lidocaine delivery in the fourth quarter of 2004 and recorded its first sales to distributors and to doctors. For the three months ended June 30, 2004, the Company sold one SonoPrep unit and related disposables to a research laboratory and recorded a sale for $2,500 and gross profit of $1,700. The Company’s manufacturing costs will increase if manufacturing capacity is expanded and the Company will continue to refine its product costing and, accordingly, gross profit on future sales may differ.

Research and Development Expenses

Research and development expenses increased by $376,000, to $1,039,000 for the three months ended June 30, 2005 from $663,000 for the three months ended June 30, 2004. The increase was primarily attributable to an increase in personnel costs of $129,000, stock compensation expense of $83,000, transdermal clinical trial costs of $62,000, and the manufacturing of SonoPrep and glucose monitoring prototypes of $101,000.

Research and development expenses increased by $607,000 to $1,946,000 for the six months ended June 30, 2005 from $1,339,000 for the six months ended June 30, 2004. The increase was primarily attributable to an increase in personnel costs of $294,000, stock compensation expense of $83,000, and the manufacturing of SonoPrep and glucose monitoring prototypes of $187,000.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased by $219,000 to $785,000 for the quarter ended June 30, 2005 from $566,000 for the quarter ended June 30, 2004. The increase for the three months ended June 30, 2005 was primarily attributable to an increase in selling and marketing personnel costs of $142,000 and topical lidocaine marketing promotional costs of $62,000.

Selling, general and administrative expenses increased by $160,000 to $1,254,000 for the six months ended June 30, 2005 from $1,094,000 for the six months ended June 30, 2004. The increase for the six months ended June 30, 2005 was primarily attributable to an increase in selling and marketing personnel costs of $300,000 and topical lidocaine marketing promotional costs of $164,000, partially offset by decreases in stock compensation expenses of $234,000 and consulting costs of $63,000.

Interest Income and Interest Expense

Interest income was $59,000 for the quarter ended June 30, 2005 compared to interest income of $18,000 for the quarter ended June 30, 2004. Interest income was $107,000 for the six months ended June 30, 2005 compared to interest income of $32,000 for the six months ended June 30, 2004. The increase in interest income for the three and six months ended June 30, 2005 was attributable to the Company having higher average short-term investments and invested cash balances in 2005 compared to 2004.

Interest expense in the quarter ended June 30, 2005 was related to the new note payable.

Liquidity and Capital Resources

The Company has financed its operations since inception primarily through private sales of its common and preferred stock, the issuance of convertible promissory notes, and the cash it received in connection with the Merger. As of June 30, 2005, the Company had $6,833,000 of cash and cash equivalents and short-term investments.

Net cash used in operating activities was $2,902,000 for the six months ended June 30, 2005. The net loss for the six months ended June 30, 2005 was $3,043,000 and included in this loss were non-cash expenses of $85,000 for depreciation and amortization, $259,000 for common stock contributed to the 401(k) plan and a non-cash stock compensation benefit of $23,000. A payment received from a legal settlement provided $250,000 in cash, a decrease in accounts receivable provided $17,000 of cash and an increase in prepaid expenses used $35,000 of cash. Decreases in accounts payable and accrued expenses used $406,000 of cash.

Net cash provided by investing activities was $810,000 for the six months ended June 30, 2005. Purchases of property and equipment used $140,000 and $950,000 was provided by the net proceeds from the sale and purchase of short-term investments.

Net cash provided by financing activities was $359,000 for the six months ended June 30, 2005. The exercise of stock options and warrants provided $148,000 of cash and expenses associated with the prior year issuance of common stock used $16,000. Proceeds from a note payable provided $238,000 and principal payments on the note payable used $10,000.

At June 30, 2005, the Company had outstanding warrants to purchase 6,635,292 shares of common stock at exercise prices ranging from $1.20-$2.45. If all these warrants were exercised for cash the Company would receive cash proceeds of $10,954,000.

The Company expects that the cash and short term investments of $6,833,000 at June 30, 2005 will be sufficient to meet its cash requirements through at least June 2006. The Company will be required to raise a substantial amount of capital in the future before it completes the commercialization of its products and achieves profitability. The Company’s ability to fund its future capital requirements will depend on many factors, including the following:

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

We have generated limited revenue and have had operating losses since our inception. Our historical accumulated deficit was approximately $26,425,000 as of June 30, 2005. It is possible that the Company will never generate sufficient revenue to achieve and sustain profitability. Even if the Company reaches profitability, it may not be able to sustain or increase profitability. We expect our operating losses to continue for the foreseeable future as we continue to expend substantial resources to conduct research and development, feasibility and clinical studies, obtain regulatory approvals for specific use applications of our SonoPrep® technology, identify and secure collaborative partnerships, and manage and execute our obligations in strategic collaborations.

If we fail to raise additional capital, we will be unable to continue our development efforts and operations.

The Company has generated limited revenue since inception, and does not expect to generate sufficient revenue to achieve and sustain profitability in the near future. Our development efforts to date have consumed and will continue to require substantial amounts of capital in connection with our SonoPrep® technology. Our product development programs require substantial capital outlays in order to reach product commercialization. As we enter into more advanced product development of our SonoPrep device and our continuous non-invasive glucose monitoring system, we will need significant funding to pursue our product commercialization plans. Our ability to continue our research, development and testing activities and commercialize our products in development is highly dependent on our ability to obtain additional sources of financing, including by entering into and maintaining collaborative arrangements with third parties who have the resources to fund such activities. Any future equity financing, if available, may result in substantial dilution to existing shareholders, and future debt financing, if available, may include restrictive covenants or may require us to grant a lender a security interest in our assets. To the extent that we attempt to raise additional funds through third party collaborations and/or licensing arrangements, we may be required to relinquish some rights to our technologies or products currently in various stages of development, or grant licenses on terms that are not favorable to the Company. Any failure by the Company to timely procure additional financing or investment adequate to fund the Company’s ongoing operations, including planned product development initiatives, clinical studies and commercialization efforts, will have material adverse consequences on the Company’s business operations and as a result, on our consolidated financial condition, results of operations and cash flows.

Our future success is dependent upon successful collaborations with strategic partners.

Our future success is dependent upon our ability to selectively enter into and maintain collaborative arrangements for research and development, clinical testing and sales and marketing with third parties, such as Bayer Healthcare LLC (“Bayer”). On July 28, 2003, Sontra and Bayer executed a definitive license agreement pursuant to which Sontra granted to

Bayer an exclusive worldwide right and license of Sontra’s intellectual property rights to make, have made, use, import and sell a continuous non-invasive glucose monitoring system. Pursuant to the terms of the license agreement, Sontra and Bayer may also enter into one or more additional agreements to continue the joint development of the continuous non-invasive glucose monitoring system. To date, we have not entered into any additional agreements with Bayer, and we may not be able to enter into any additional development agreements or collaborative arrangements with Bayer or any other strategic partners on acceptable terms, if at all. If we are not able to collaborate with Bayer or additional partners, the business, financial condition and results of operations of the Company could be materially adversely affected.

Even if we were to enter into additional collaborative arrangements with third parties, there can be no assurance that the financial condition or results of operations of the Company will significantly improve. The risks involved with collaborating with strategic partners include, but are not limited to, the following:

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

Our future prospects are dependent on further developing our products and obtaining favorable results from pre-clinical studies and clinical trials and satisfying regulatory standards and approvals required for the market introduction of such products, including our continuous non-invasive glucose monitoring system. There can be no assurance that the Company will not encounter unforeseen problems in the development of the SonoPrep® technology, or that we will be able to successfully address the problems that do arise. In addition, there can be no assurance that any of our potential products will be successfully developed, proven safe and efficacious in clinical trials, meet applicable regulatory standards, be capable of being produced in commercial quantities at acceptable costs, be eligible for third-party reimbursement from governmental or private insurers, be successfully marketed or achieve market acceptance. In addition, our products are based on new technologies and are subject to lengthy sales cycles and may take substantial time and effort to achieve market acceptance. If any of our development programs are not successfully completed, required regulatory approvals or clearances are not obtained, or potential products for which approvals or clearances are obtained are not commercially successful, our business, financial condition and results of operations would be materially adversely affected.

Failure to obtain necessary regulatory clearances or approvals will prevent the Company from commercializing our products under development.

The design, manufacturing, labeling, distribution, marketing, sales and usage of our products will be subject to extensive and rigorous government regulation in the United States and certain other countries. The process of obtaining and maintaining required regulatory clearances and approvals in the United States is lengthy, expensive and uncertain. In order for us to market our potential products in the United States, we must obtain clearance by means of a 510(k) pre-market notification, or approval by means of a pre-market approval (“PMA”) application, or a new drug application (“NDA”), from the United States Food and Drug Administration (“FDA”). In February 2004, we received 510(k) marketing clearance from the FDA for our SonoPrep® device for use in electrophysiology applications. In August 2004, we received 510(k) marketing clearance from the FDA for the SonoPrep device and procedure tray for use with topical lidocaine. We will need to obtain additional marketing clearances or approvals from the FDA in order to market new products and new uses of existing products. In order to obtain marketing approval for our continuous non-invasive glucose monitoring system, we will be required to file a PMA application that demonstrates the safety and effectiveness of the product. If the SonoPrep device is used for the transdermal delivery of a drug for an indication for which the drug has not already been approved, an NDA would be required to be filed and approved by the FDA for such drug before marketing. The PMA and the NDA processes are more rigorous and more comprehensive than the 510(k) clearance process and can take several years from initial filing and require the submission of extensive supporting data and clinical information.

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

In addition to the exclusive license from MIT, as of June 30, 2005 we owned four issued patents and six pending patent applications in the United States and two foreign patent and fifteen pending foreign applications. We can provide no assurance that patents will be issued from the patent applications, or, if issued, that they will be issued in a form that will be advantageous to the Company.

There can be no assurance that one or more of the patents owned or licensed by the Company will not be successfully challenged, invalidated or circumvented or that we will otherwise be able to rely on such patents for any reason. If any of our patents or any patents licensed from MIT are successfully challenged or our right or ability to manufacture our products or future products (if successfully developed and commercialized) were to be limited, our ability to manufacture and market these products could be adversely affected, which would have a material adverse effect upon our business, financial condition and results of operations.

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

If we fail to protect our intellectual property rights, our competitors may take advantage of our ideas and compete directly against the Company. There can be no assurance that competitors, many of whom have substantial resources and have made substantial investments in competing technologies, will not seek to apply for and obtain patents that limit our ability to make, use and sell our products either in the United States or in foreign markets. Furthermore, if our intellectual property is not adequately protected, our competitors may be able to use our intellectual property to enhance their products and compete more directly with the Company, which could prevent us from entering our products into the market or result in a decrease in our eventual market share.

We have limited manufacturing experience, which could limit our growth.

To successfully commercialize our SonoPrep skin permeation technology we will have to manufacture or engage others to manufacture the particular device in compliance with regulatory requirements. We have limited manufacturing experience and resources that would enable us to make products in the volumes that would be necessary for us to achieve significant commercial sales, and there can be no assurance that we will be able to establish and maintain reliable, efficient, full scale manufacturing at commercially reasonable costs, in a timely fashion. There are technical challenges to increasing manufacturing capacity, including equipment design, materials procurement, problems with production yields, quality control and assurance and compliance with environmental regulations. Developing and scaling manufacturing facilities will require the investment of substantial additional funds and is subject to risks and uncertainties, including suitability of facility space, design, installation and maintenance of equipment and increased management responsibility. Difficulties we encounter in manufacturing scale-up, or our failure to implement and subsequently maintain our manufacturing facilities in accordance with good manufacturing practice regulations, international quality standards or other regulatory requirements, could result in a delay or termination of production.

We may be subject to litigation or other proceedings relating to our intellectual property rights.

The medical device industry has experienced extensive litigation regarding patents and other intellectual property rights. Third parties could assert infringement or misappropriation claims against us with respect to our products. Any litigation or interference proceedings involving the Company may require us to incur substantial legal and other fees and expenses. Such proceedings would also be time consuming and can be a significant distraction for employees and management, resulting in slower product development and delays in commercialization. In addition, an adverse determination in litigation or interference proceedings could subject the Company to significant liabilities to third parties, require us to obtain licenses from third parties or prevent us from selling our products in certain markets, or at all, which would have a material adverse effect on our reputation, business, financial condition and results of operations.

Our potential markets are highly competitive and most participants are larger, better capitalized, and more experienced than Sontra.

The markets in which our products are and may be marketed and sold are intensely competitive, subject to rapid change and significantly affected by new product introductions. Our continuous non-invasive glucose monitoring system will compete directly with glucose monitoring products from Roche Diagnostics, LifeScan, Inc., a division of Johnson & Johnson, Bayer Corporation, MediSense, a division of Abbott Laboratories, Medtronic, Inc., Dexcom, SpectRx and TheraSense, Inc. The Company’s SonoPrep® device will also compete with numerous companies developing drug delivery products such as Nektar Therapeutics, Alkermes, Inc., Bioject, Inc., PowderJect Pharmaceuticals PLC, Antares Pharma, Inc., Becton Dickinson & Co., Aerogen, Inc., ALZA Corporation, a division of Johnson & Johnson, Norwood Abbey Limited, Vyteris, Iomed and 3M Company. In the topical lidocaine market, Sontra competes with the existing topical lidocaine products manufactured by Astra and others, and also competes with Norwood Abbey, who has received clearance from the FDA to market a laser poration device and Vyteris, who has received FDA approval to market an iontophoretic device.

Most of these companies are already producing and marketing glucose monitoring or drug delivery products, are either publicly traded or a division of a publicly traded company, and enjoy several competitive advantages over the Company. In addition, several of our competitors have products in various stages of development and commercialization similar to our SonoPrep® device and our continuous non-invasive glucose monitoring system. At any time, these companies and others may develop products that compete directly with our proposed product concepts. In addition, many of our competitors have resources allowing them to spend significantly greater funds for the research, development, marketing and sale of new or existing products, thereby allowing them to respond more quickly to new or emerging technologies and changes in customer requirements. For all of the foregoing reasons, we may not be able to compete successfully against our current and future competitors. If any of our competitors succeeds in developing a commercially viable product and obtaining government approval, our competitive position may be materially adversely affected.

We operate in an industry with significant product liability risk.

Our business will expose us to potential product liability claims that are inherent in the testing, production, marketing, sale and usage of human diagnostic and ultrasonic transdermal drug delivery products. Claims may be made by patients, healthcare providers or distributors of our products. Although we have product liability insurance that we believe is appropriate, this insurance is subject to deductibles and coverage limitations and may not be adequate to protect us against all product liability claims. If we are unable to maintain insurance at an acceptable cost or on acceptable terms with adequate coverage or otherwise protect against potential product liability claims, we will be exposed to significant liabilities, which may harm our business. A product liability claim, recall or other claim with respect to uninsured liabilities or for amounts in excess of insured liabilities could result in significant costs and significant harm to our business. A product liability claim in excess of our product liability insurance would have to be paid out of our cash reserves, if any, and would harm our reputation in the industry and adversely affect our ability to raise additional capital. In addition, defending a suit, regardless of merit, could be costly, could divert management attention and might result in adverse publicity, which would adversely affect our business and financial condition.

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

Our Articles of Incorporation, as amended, authorize our Board of Directors to fix the rights, preferences and privileges of, and issue up to 10,000,000 shares of, preferred stock with voting, conversion, dividend and other rights and preferences that could adversely affect the voting power or other rights of our shareholders. An aggregate of 7,000,000 shares of Series A Preferred Stock were issued in our private placement in 2003, of which 73,334 were issued and outstanding as of June 30, 2005. The issuance of additional preferred stock or rights to purchase preferred stock may have the effect of delaying or preventing a change in control of the Company. In addition, the possible issuance of additional preferred stock could discourage a proxy contest, make more difficult the acquisition of a substantial block of the Company’s Common Stock or limit the price that investors might be willing to pay for shares of the Company’s Common Stock.

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

PART II: OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

We did not repurchase any shares of common stock during the second quarter of fiscal 2005.

Item 4. Submission of Matters to a Vote of Security Holders

At our 2005 Annual Meeting of Shareholders (the “Annual Meeting”) on May 24, 2005, the following matters were acted upon by our shareholders:

1.	The election of seven directors for the ensuing year;

2.	The approval of an amendment to our Second Amended and Restated Articles of Incorporation to increase the number of shares of Common Stock authorized for issuance from 40,000,000 to 60,000,000; and

3.	The ratification of the appointment of Wolf & Company, P.C. as our independent registered public accounting firm for the fiscal year ending December 31, 2005.

The number of shares of Common Stock issued, outstanding and eligible to vote as of the record date of April 1, 2005 was 22,179,904. The results of the voting on each of the matters presented to shareholders at the Annual Meeting are set forth below:

	VOTES FOR	VOTES WITHHELD	VOTES AGAINST	ABSTENTIONS	BROKER NON-VOTES
1. Election of seven directors:
Thomas W. Davison	18,762,305	556,543	NA	NA	NA
Joseph F. Amaral	18,734,005	584,843	NA	NA	NA
Gary S. Kohler	18,733,705	585,143	NA	NA	NA
Robert S. Langer	18,763,705	555,143	NA	NA	NA
Gerard E. Puorro	18,739,605	579,243	NA	NA	NA
Brian F. Sullivan	18,733,205	585,643	NA	NA	NA
Michael R. Wigley	18,757,305	561,543	NA	NA	NA
2. Approval of Charter Amendment	18,231,880	NA	1,068,768	18,200	NA
3. Ratification of Wolf & Company, P.C.	19,125,338	NA	94,910	98,600	NA

Item 5. Other Information

During the quarter ended June 30, 2005, we made no material changes to the procedures by which shareholders may recommend nominees to our Board of Directors, as described in our most recent proxy statement.

Item 6. Exhibits

The Exhibits listed in the Exhibit Index immediately preceding such Exhibits are filed with or incorporated by reference in this report.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SONTRA MEDICAL CORPORATION

Date: August 9, 2005	By:	/s/ THOMAS W. DAVISON
Thomas W. Davison President and Chief Executive Officer

Date: August 9, 2005	By:	/s/ SEAN F. MORAN
Sean F. Moran Chief Financial Officer

EXHIBIT INDEX

3.1	Articles of Amendment of Second Amended and Restated Articles of Incorporation, dated May 25, 2005 is incorporated herein by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K dated May 24, 2005 (File No. 000-23017).

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.