Form 10QSB
period 2005-09-30
SONTRA MEDICAL CORP
filed 2005-11-14
CIK 1031927

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of November 8, 2005, the Registrant had 22,261,830 shares of Common Stock outstanding.

Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☒

FORM 10-QSB INDEX

SONTRA MEDICAL CORPORATION

Consolidated Balance Sheets

	As of
	September 30, 2005	December 31, 2004

	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$781,747	$2,565,244
Short term investments	4,500,000	6,950,000
Accounts receivable	4,887	16,821
Legal settlement receivable	—	250,000
Inventory, net of reserve for obsolescence	59,408	152,642
Prepaid expenses and other current assets	91,693	69,492

Total current assets	5,437,735	10,004,199

Property and Equipment, at cost
Computer equipment	241,323	206,970
Office and laboratory equipment	593,576	492,377
Furniture and fixtures	14,288	14,288
Manufacturing equipment	197,888	182,210
Leasehold improvements	177,768	174,698

	1,224,843	1,070,543
Less-Accumulated depreciation and amortization	(861,617)	(655,242)

Net property and equipment	363,226	415,301

Other Assets:
Restricted cash	29,248	38,997
Other assets	149,741	2,000

Total Other Assets	178,989	40,997

Total Assets	$5,979,950	$10,460,497

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$227,406	$358,530
Current portion of note payable	56,889	—
Accrued expenses	388,651	759,051

Total current liabilities	672,946	1,117,581

Note payable, net of current portion	158,375	—

Commitments
Stockholders’ Equity:
Series A Convertible Preferred Stock, $0.01 par value, authorized 7,000,000 shares, issued and outstanding 73,334 shares at September 30, 2005 and December 31, 2004 (preference in liquidation of $74,813)	74,813	76,291
Common Stock, $0.01 par value, authorized 60,000,000 shares, issued and outstanding 22,243,674 shares at September 30, 2005 and 21,935,732 shares at December 31, 2004	222,437	219,358
Additional paid-in capital	32,827,532	32,674,740
Deferred stock-based compensation	(41,722)	(244,912)
Accumulated deficit	(27,934,431)	(23,382,561)

Total stockholders’ equity	5,148,629	9,342,916

Total liabilities and stockholders’ equity	$5,979,950	$10,460,497

The accompanying notes are an integral part of these consolidated financial statements.

SONTRA MEDICAL CORPORATION

Consolidated Statements of Loss

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Product revenue	$20,615	$12,254	$169,018	$14,754
Cost of product revenue	149,209	5,523	246,068	6,324

Gross (loss) profit	(128,594)	6,731	(77,050)	8,430

Operating Expenses:
Research and development	998,026	726,261	2,943,821	2,064,785
Selling, general and administrative	427,564	598,265	1,681,341	1,691,961

Total operating expenses	1,425,590	1,324,526	4,625,162	3,756,746

Loss from operations	(1,554,184)	(1,317,795)	(4,702,212)	(3,748,316)
Interest income	50,670	17,503	163,151	49,260
Interest expense	(5,804)	—	(12,809)	—

Net loss	(1,509,318)	(1,300,292)	(4,551,870)	(3,699,056)
Accretion of dividend and beneficial conversion feature on Series A Convertible Preferred Stock	(1,479)	(1,479)	(4,389)	(412,452)

Net loss applicable to common stockholders	$(1,510,797)	$(1,301,771)	$(4,556,259)	$(4,111,508)

Net loss per common share, basic and diluted	$(0.07)	$(0.07)	$(0.21)	$(0.26)

Basic and diluted weighted average common shares outstanding	22,233,964	18,339,560	22,186,347	15,741,981

The accompanying notes are an integral part of these consolidated financial statements.

Sontra Medical Corporation

Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended September 30,
	2005	2004
Cash Flows From Operating Activities:
Net loss	$(4,551,870)	$(3,699,056)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	206,375	116,899
Stock-based compensation expense (benefit)	(102,855)	291,725
Stock issued to 401(k) plan	291,396	206,825
Changes in assets and liabilities:
Accounts receivable	11,934	1,487,746
Legal settlement receivable	250,000	—
Decrease in restricted cash	9,749	—
Inventory	93,234	(18,849)
Prepaid expenses and other current assets	(22,201)	9,634
Accounts payable	(131,124)	40,311
Accrued expenses	(370,400)	(112,858)

Net cash used in operating activities	(4,315,762)	(1,677,623)

Cash Flows from Investing Activities:
Purchase of property and equipment	(154,300)	(160,500)
Increase in other assets	(147,741)	—
Purchases of short term investments	(4,825,000)	—
Sales of short term investments	7,275,000	—

Net cash provided by (used in) investing activities	2,147,959	(160,500)

Cash Flows From Financing Activities:
Expenses associated with issuance of stock	(15,658)	—
Proceeds from loan payable	237,541	—
Payments on loan payable	(22,277)	—
Proceeds from the exercise of warrants	164,700	3,085,686
Proceeds from the exercise of stock options	20,000	157,136

Net cash provided by financing activities	384,306	3,242,822

Net (Decrease) Increase in Cash and Cash Equivalents	(1,783,497)	1,404,699
Cash and Cash Equivalents, beginning of period	2,565,244	1,868,933

Cash and Cash Equivalents, end of period	$781,747	$3,273,632

Supplemental Disclosure of Non Cash Financing Transactions:
Accretion of dividend on Series A Convertible Preferred Stock	$4,389	$118,403

Conversion of Series A Convertible Preferred Stock into Common Stock	$—	$6,421,666

Common stock issued for dividends on converted Series A Convertible Preferred Stock	$5,867	$246,283

The accompanying notes are an integral part of these consolidated financial statements.

SONTRA MEDICAL CORPORATION

Notes to Consolidated Financial Statements

September 30, 2005

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

(b) Cash Equivalents and Short Term Investments

The Company considers all highly liquid investments with maturities of ninety days or less to be cash equivalents. Cash equivalents consist of money market funds as of September 30, 2005 and December 31, 2004. Short term investments consist of auction rate preferred shares and are classified as “available for sale” under the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 115, Accounting for Certain Investments in Debt and Equity Securities. Accordingly, these investments are carried at fair value which approximates cost. Restricted cash represents deposits on manufacturing equipment and a security deposit on the Company’s leased offices.

SONTRA MEDICAL CORPORATION

Notes to Consolidated Financial Statements

September 30, 2005

(Unaudited)

(c) Accounts Receivable

The Company provides credit terms to customers in connection with purchases of the Company’s products. Credit terms, for approved customers, are generally on a net 30-day basis.

Management periodically reviews customer account activity in order to assess the adequacy of the allowance provided for potential losses. Factors considered include economic conditions and each customer’s payment history and credit worthiness. Adjustments, if any, are made to reserve balances following the completion of these reviews to reflect management’s best estimate of potential losses. No allowance for doubtful accounts was considered necessary at September 30, 2005 and December 31, 2004.

(d) Inventory

Inventory is valued at the lower of average cost or market on a first-in first-out (FIFO) method. The Company increased its reserve for obsolescence by $125,000 during the quarter ended September 30, 2005 and at September 30, 2005 had an obsolescence reserve of $225,000.

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

September 30, 2005

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Net loss - as reported	$(1,509,318)	$(1,300,292)	$(4,551,870)	$(3,699,056)
Add: stock-based employee compensation expense (benefit) under APB No. 25	(94,127)	120,948	(206,932)	224,958
Deduct: stock-based employee compensation determined under SFAS 123	(4,019)	(303,195)	(2,039,109)	(857,954)

Pro forma net loss	(1,607,464)	(1,482,539)	(6,797,911)	(4,332,052)
Accretion of preferred stock dividend and beneficial conversion feature of preferred stock	(1,479)	(1,479)	(4,389)	(412,452)

Pro forma net loss, applicable to common stockholders	$(1,608,943)	$(1,484,018)	$(6,802,300)	$(4,744,504)

Basic and diluted loss per share, as reported	$(0.07)	$(0.07)	$(0.21)	$(0.26)

Basic and diluted loss per share, pro forma	$(0.07)	$(0.08)	$(0.31)	$(0.30)

On May 24, 2005, the Company approved the acceleration of vesting of all outstanding unvested stock options with exercise prices equal to or greater than $1.45 per share previously awarded to its employees, including its executive officers, and its directors under the Company’s equity compensation plans. The acceleration of vesting is effective for stock options outstanding as of May 24, 2005. Options to purchase an aggregate of 836,441 shares of common stock (of which options to purchase an aggregate of 481,266 shares of common stock are held by executive officers of the Company and options to purchase an aggregate of 16,900 shares of common stock are held by directors of the Company) have been accelerated. The weighted average exercise price of the accelerated options is $1.95. Under the recently issued Financial Accounting Standards Board Statement No. 123R, “Share-Based Payment” (“FAS 123R”), the Company will be required to apply the expense recognition provisions under FAS 123R beginning January 1, 2006. The Company believes that accelerating the vesting of the identified stock options will reduce the Company’s compensation charges in subsequent periods. There was no impact on the modification date as the exercise price of the modified options exceeded the fair value of the common stock or the Company determined that no employees will vest in options that would otherwise have been forfeited or become unexercisable.

On July 24, 2002, the Company granted under the 1997 Long-term Incentive and Stock Option Plan an option to purchase 50,000 shares to a member of the Scientific Advisory Board with a four year vesting schedule. On May 21, 2003, the Company granted under the 2003 Stock Option and Incentive Plan an option to purchase 50,000 shares to a member of the Scientific Advisory Board with a four year vesting schedule. The Company re-measures the fair value of these options each quarter using the Black-Scholes option pricing model and records the corresponding non-cash expense throughout the vesting period of these options. As a result, for the quarter ended September 30, 2005, the Company increased additional paid-in capital by $3,000 and decreased deferred compensation by $11,000 and recorded a non-cash compensation expense of $14,000 in the Statement of Loss.

SONTRA MEDICAL CORPORATION

Notes to Consolidated Financial Statements

September 30, 2005

(Unaudited)

On September 23, 2002, the Company repriced and/or exchanged certain options previously granted, pursuant to the Company’s equity compensation plans, to the Chief Executive Officer and Chief Financial Officer, which relate to a total of 850,000 shares of the Company’s Common Stock. The new exercise prices for these options are between $.5189 and $2.55 per share. The Company records the compensation expense over the vesting period and re-measures the intrinsic value each period throughout the life of these options. As a result, for the quarter ended September 30, 2005, the Company decreased additional paid-in capital by $130,000, decreased deferred compensation by $35,000, and recorded a non-cash compensation benefit of $95,000 in the Statement of Loss. This re-measurement may result in unpredictable charges or credits to the Statement of Loss, which will depend on the fair value of the Company’s Common Stock.

During the quarter ended September 30, 2003, one employee received an option with intrinsic value on the grant date of $12,000. As a result, for the three months ended September 30, 2005, the Company decreased deferred compensation by $1,000 and recorded a non-cash compensation expense of $1,000 in the Statement of Loss.

During the quarter ended September 30, 2005, a total of 20,583 shares of common stock with a fair value of $32,315 were issued to the Company’s 401(k) plan.

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

(3) NOTE PAYABLE

In May 2005, the Company entered into a note payable agreement with a third-party lender for financing equipment purchases in the amount of $237,000. The note is repayable over a four year term and the Company is obligated to make monthly interest and principal payments of $6,017. Interest accrues at annual rate of 10.39% and the note is secured by certain property and equipment of the Company. Interest expense related to this note was $5,804 and $12,809 for the three and nine months ended September 30, 2005, respectively.

SONTRA MEDICAL CORPORATION

Notes to Consolidated Financial Statements

September 30, 2005

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

In conjunction with the 8% dividend on the Series A Preferred Stock, the Company accreted dividends of $1,479 and $4,389 for the three and nine months ended September 30, 2005, respectively. As of September 30, 2005, there were 73,334 shares of Series A Convertible Preferred Stock outstanding.

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

SONTRA MEDICAL CORPORATION

Notes to Consolidated Financial Statements

September 30, 2005

(Unaudited)

(7) BAYER LICENSE AGREEMENT

On July 28, 2003, the Company and Bayer Diagnostics Division of Bayer Healthcare LLC (“Bayer”) executed a definitive license agreement pursuant to which the Company granted to Bayer an exclusive worldwide right and license of the Company’s intellectual property rights to make, have made, use, import and sell the continuous non-invasive glucose monitoring system utilizing ultrasonic techniques. In consideration of the license and the Company’s delivery of all information, materials and know-how related to the licensed technology in 2003, Bayer paid the Company a one-time, non-refundable license fee of $1.5 million in January 2004.

Pursuant to the terms of the license agreement, the Company and Bayer may enter into one or more additional agreements related to the development of the continuous non-invasive glucose monitoring system. Such agreements may include, among other things, a $3.0 million milestone payment to the Company after the first phase of development of the product, a royalty agreement providing for the payment by Bayer to the Company of royalties based on net sales of the product and a manufacturing and supply agreement providing Sontra with the exclusive manufacturing rights of the SonoPrep device. While the Company and Bayer are in negotiations regarding the terms of an agreement related to the continuous non-invasive glucose monitoring system, to date, no such additional agreements have been executed. Bayer has the right to terminate the agreement at any time. In the event that Bayer terminates the agreement following the payment of the license fee, the license shall cease to be an exclusive license and shall become a co-exclusive license pursuant to which the Company will receive royalties based on net sales of the product. However, in the event that Bayer completes the development of the product necessary to obtain FDA approval, the license may not be converted from an exclusive license if Bayer subsequently terminates the license agreement.

(8) LITIGATION

In December 2004, the Company entered into an agreement with the Puerto Rican Telephone Company (“PRTC”) regarding alleged rate overcharges by PRTC related to the activity of ChoiceTel prior to the Merger. Pursuant to the agreement, the Company agreed to waive certain legal claims against PRTC in exchange for $250,000. The Company recorded the $250,000 payment as an adjustment to increase the net assets of ChoiceTel as it related to the resolution of a pre-acquisition contingency and consequently the Company recorded a receivable and additional paid in capital of $250,000 in 2004. The Company subsequently received the $250,000 settlement payment during the first quarter of 2005.

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

Overview

On September 20, 2002, the Company (previously operating under the name ChoiceTel Communications, Inc.) consummated a merger with Sontra Medical, Inc. (“SMI”), pursuant to which SMI merged with and into a wholly owned subsidiary of the Company (the “Merger”). Subsequent to the consummation of the Merger, the Company changed its name to Sontra Medical Corporation and began operating in SMI’s line of business.

Sontra Medical Corporation is the pioneer of SonoPrep®, a non-invasive ultrasonic skin permeation technology for medical and therapeutic applications. Our proprietary ultrasound mediated skin permeation technology is a non-invasive and painless method of enhancing the flow of fluids and molecules across the protective membrane of the stratum corneum, the outer layer of the skin. To date, we have tested the feasibility of our SonoPrep technology for various applications, including glucose monitoring, transdermal drug delivery and certain anesthetic applications. The Company has received 510(k) marketing clearance from the FDA for our SonoPrep device for the transdermal delivery of 4% topical lidocaine and in electrophysiology applications. In September 2004, we launched our SonoPrep Topical Anesthetic System, which consists of the SonoPrep device and a topical anesthetic procedure tray for usage with OTC 4% topical lidocaine, and we are marketing the system through independent medical device distributors. During the nine months ended September 30, 2005, we recorded product revenue of $169,000.

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

Results of Operations

Comparison of the three and nine months ended September 30, 2005 and 2004

Gross Profit (Loss)

For the three months ended September 30, 2005, the Company recorded product revenue of $21,000 and a gross loss of $129,000, versus product revenue of $12,000 and a gross profit of $7,000 in the same period in 2004. For the nine months ended September 30, 2005, the Company recorded product revenue of $169,000 and a gross loss of $77,000, versus product revenue of $15,000 and a gross profit of $8,000 in the same period in 2004. The Company launched its topical lidocaine delivery system in the fourth quarter of 2004. Due to the low level of sales experienced to date and the resulting risk of inventory obsolescence, the Company increased the reserve for inventory obsolescence by $125,000 during the third quarter of 2005. The Company’s manufacturing costs will increase if manufacturing capacity is expanded and the Company will continue to refine its product costing and, accordingly, gross profit on future sales may differ.

Research and Development Expenses

Research and development expenses increased by $272,000, to $998,000 for the three months ended September 30, 2005 from $726,000 for the three months ended September 30, 2004. The increase for the three months ended September 30, 2005 was primarily attributable to an increase in clinical trial costs of $30,000 and the costs of manufacturing of SonoPrep and glucose monitoring prototypes of $240,000.

Research and development expenses increased by $879,000 to $2,944,000 for the nine months ended September 30, 2005 from $2,065,000 for the nine months ended September 30, 2004. The increase for the nine months ended September 30, 2005 was primarily attributable to the following cost increases: clinical trial costs of $30,000, patent costs of $58,000, personnel costs of $295,000, and stock compensation expense of $55,000, as well as the costs of manufacturing of SonoPrep and glucose monitoring prototypes of $413,000.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased by $170,000 to $428,000 for the quarter ended September 30, 2005 from $598,000 for the quarter ended September 30, 2004. The decrease for the three months ended September 30, 2005 was primarily attributable to decreases in stock compensation expense of $215,000, investor relations costs of $28,000 and administrative compensation costs of $27,000, partially offset by increases in selling and marketing personnel costs of $70,000 and topical lidocaine marketing promotional costs of $44,000.

Selling, general and administrative expenses decreased by $11,000 to $1,681,000 for the nine months ended September 30, 2005 from $1,692,000 for the nine months ended September 30, 2004. The decrease for the nine months ended September 30, 2005 was primarily attributable to decreases in stock compensation expense of $450,000, consulting expenses of $60,000, Nasdaq listing fees of $43,000 and sales tax expenses of $51,000, partially offset by increases in selling and marketing personnel costs of $370,000 and topical lidocaine marketing promotional costs of $209,000.

Interest Income and Interest Expense

Interest income was $51,000 for the quarter ended September 30, 2005 compared to interest income of $18,000 for the quarter ended September 30, 2004. Interest income was $163,000 for the nine months ended September 30, 2005 compared to interest income of $49,000 for the nine months ended September 30, 2004. The increase in interest income for the three and nine months ended September 30, 2005 was primarily attributable to the Company having higher average short-term investments and invested cash balances in 2005 as compared to 2004.

Interest expense for the three and nine months ended September 30, 2005 was related to the new note payable.

Liquidity and Capital Resources

The Company has financed its operations since inception primarily through private sales of its common and preferred stock, the issuance of convertible promissory notes, and the cash it received in connection with the Merger. As of September 30, 2005, the Company had $5,282,000 of cash and cash equivalents and short-term investments.

Net cash used in operating activities was $4,316,000 for the nine months ended September 30, 2005. The net loss for the nine months ended September 30, 2005 was $4,552,000 and included in this loss were non-cash expenses of $206,000 for depreciation and amortization, $291,000 for common stock contributed to the 401(k) plan and a non-cash stock compensation benefit of $103,000. A payment received from a legal settlement provided $250,000 of cash, and a decrease in accounts receivable and inventory provided $105,000 of cash. Decreases in accounts payable and accrued expenses used $502,000 of cash.

Net cash provided by investing activities was $2,148,000 for the nine months ended September 30, 2005. Purchases of property and equipment used $154,000 of cash and $2,450,000 was provided by the net proceeds from the sale and purchase of short-term investments. Deposits on manufacturing equipment recorded as Other Assets used $148,000 of cash.

Net cash provided by financing activities was $384,000 for the nine months ended September 30, 2005. The exercise of stock options and warrants provided $185,000 of cash and expenses associated with the prior year issuance of common stock used $16,000. Proceeds from a note payable provided $238,000 and principal payments on the note payable used $22,000.

At September 30, 2005, the Company had outstanding warrants to purchase 6,608,792 shares of common stock at exercise prices ranging from $1.20-$2.45. If all these warrants were exercised for cash the Company would receive cash proceeds of $10,917,000.

The Company expects that the cash and short term investments of $5,282,000 at September 30, 2005 will be sufficient to meet its cash requirements through June 2006. The Company will be required to raise a substantial amount of capital in the future before it completes the commercialization of its products and achieves profitability. If we fail to raise additional capital by June 2006, we will likely be unable to continue product development and operations as currently planned. The Company’s ability to fund its future capital requirements will depend on many factors, including the following:

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

We have generated limited revenue and have had operating losses since our inception. Our historical accumulated deficit was approximately $27,934,000 as of September 30, 2005. It is possible that the Company will never generate sufficient revenue to achieve and sustain profitability. Even if the Company reaches profitability, it may not be able to sustain or increase profitability. We expect our operating losses to continue for the foreseeable future as we continue to expend substantial resources to conduct research and development, feasibility and clinical studies, obtain regulatory approvals for specific use applications of our SonoPrep® technology, identify and secure collaborative partnerships, and manage and execute our obligations in strategic collaborations.

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

Our future success is dependent upon our ability to selectively enter into and maintain collaborative arrangements for research and development, clinical testing and sales and marketing with third parties, such as Bayer Healthcare LLC (“Bayer”). On July 28, 2003, Sontra and Bayer executed a definitive license agreement pursuant to which Sontra granted to Bayer an exclusive worldwide right and license of Sontra’s intellectual property rights to make, have made, use, import and sell a continuous non-invasive glucose monitoring system utilizing ultrasonic techniques. Pursuant to the terms of the license agreement, Sontra and Bayer may also enter into one or more additional agreements related to the development of the continuous non-invasive glucose monitoring system. While we are in negotiations with Bayer regarding the terms of an agreement related to the continuous non-invasive glucose monitoring system, to date, we have not entered into any additional agreements with Bayer, and we may not be able to enter into any additional development agreements or collaborative arrangements with Bayer or any other strategic partners on acceptable terms, if at all. If we are not able to collaborate with Bayer or additional partners, the business, financial condition and results of operations of the Company could be materially adversely affected.

Even if we were to enter into additional collaborative arrangements with third parties, there can be no assurance that the financial condition or results of operations of the Company will significantly improve. The risks involved with collaborating with strategic partners include, but are not limited to, the following:

•	Such strategic partners are likely to be larger, better capitalized companies and therefore have significant leverage in negotiating terms of such collaborative arrangements;

•	such collaborative arrangements could terminate upon the expiration of certain notice periods;

•	collaboration partners may insist on and obtain significant interests in our intellectual property rights;

•	funding by collaborative partners may be dependent upon the satisfaction of certain goals or “milestones” by certain specified dates, the realization or satisfaction of which may be outside of our control;

•	collaborative partners may retain a significant degree of discretion regarding the timing of these activities and the amount and quality of financial, personnel and other resources that they devote to these activities;

•	disputes may arise between the Company and any future collaborative partner regarding their respective rights and obligations under the collaborative arrangements, which may be costly; and

•	any future collaborative partner may not be able to satisfy its obligations under its arrangement with the Company or may intentionally or unintentionally breach its obligations under the arrangement.

Our products are based on new technologies and are in early stages of development, and may not be successfully developed or achieve market acceptance.

Most of our products under development have a high risk of failure because they are based on new technologies and are in the early stages of development. To date, we have tested the feasibility of our SonoPrep® technology for various applications, including glucose monitoring, transdermal drug delivery and certain anesthetic applications. The Company has received 510(k) marketing clearance from the FDA for our SonoPrep® device for the transdermal delivery of 4% topical lidocaine and in electrophysiology applications. However, to develop additional products or additional uses, substantial expenditures will be required, including for feasibility studies, pre-clinical studies and clinical testing. Projected costs for such development are difficult to estimate and they may change and increase frequently.

Our success is dependent on further developing new and existing products and obtaining favorable results from pre-clinical studies and clinical trials and satisfying regulatory standards and approvals required for the market introduction of such products, including our continuous non-invasive glucose monitoring system. There can be no assurance that the Company will not encounter unforeseen problems in the development of the SonoPrep® technology, or that we will be able to successfully address the problems that do arise. The SonoPrep technology may not prove effective in connection with diagnostics, vaccine delivery, glucose monitoring and/or transdermal drug delivery. There can be no assurance that any of our potential products will be successfully developed, proven safe and efficacious in clinical trials, meet applicable regulatory standards, be capable of being produced in commercial quantities at acceptable costs, or be eligible for third-party reimbursement from governmental or private insurers. Even if we successfully develop new products, there can be no assurance that such products will be successfully marketed or achieve market acceptance. In addition, because our products are based on new technologies, they are subject to lengthy sales cycles and may take substantial time and effort to achieve market acceptance, especially at hospitals, which typically have a lengthy and rigorous approval process for adopting new technologies.

In addition, our SonoPrep Topical Anesthetic System, which consists of the SonoPrep device and a topical anesthetic procedure tray for usage with OTC 4% topical lidocaine, is currently being marketed through independent medical device distributors. There can be no assurance that such independent distributors will actively promote our products or be successful in generating sales.

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

Our Common Stock is currently listed for trading on the Nasdaq SmallCap Market. We must continue to satisfy Nasdaq’s continued listing requirements, including the minimum $2.5 million shareholder equity requirement and the $1 minimum per share bid price, or risk delisting which would have an adverse effect on the Company’s business. Currently, our stock price on the Nasdaq SmallCap Market trades below $1 per share. If our stock price remains below $1 for 30 consecutive trading days, we will receive a deficiency notice from Nasdaq, following which we will have 180 days, and potentially 360 days, during which to regain compliance with the $1 minimum per share bid price requirement. If we are unable to regain compliance, our Common Stock will thereafter likely be delisted from the Nasdaq SmallCap Market.

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

In addition to the exclusive license from MIT, as of September 30, 2005 we owned four issued patents and six pending patent applications in the United States and two foreign patent and fifteen pending foreign applications. We can provide no assurance that patents will be issued from the patent applications, or, if issued, that they will be issued in a form that will be advantageous to the Company.

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

Our stock price has been volatile and may fluctuate in the future.

The trading price of our Common Stock may fluctuate significantly. This price may be influenced by many factors, including:

•	our financial condition, performance and prospects;

•	the depth and liquidity of the market for our Common Stock;

•	our ability to enter into successful collaborative arrangements with strategic partners for research and development, clinical testing, and sales and marketing;

•	sales by selling shareholders of shares issued and issuable in connection with our private placements in 2003 and 2004;

•	investor perception of us and the industry in which we operate;

•	general financial and other market conditions; and

•	domestic and international economic conditions.

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

Our Articles of Incorporation, as amended, authorize our Board of Directors to fix the rights, preferences and privileges of, and issue up to 10,000,000 shares of, preferred stock with voting, conversion, dividend and other rights and preferences that could adversely affect the voting power or other rights of our shareholders. An aggregate of 7,000,000 shares of Series A Preferred Stock were issued in our private placement in 2003, of which 73,334 were issued and outstanding as of September 30, 2005. The issuance of additional preferred stock or rights to purchase preferred stock may have the effect of delaying or preventing a change in control of the Company. In addition, the possible issuance of additional preferred stock could discourage a proxy contest, make more difficult the acquisition of a substantial block of the Company’s Common Stock or limit the price that investors might be willing to pay for shares of the Company’s Common Stock.

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

On August 16, 2005, we issued an aggregate of 3,262 shares of common stock in satisfaction of the annual 8% dividends payable on the outstanding shares of Series A Preferred Stock. The shares of common stock were issued and sold to the Series A Preferred Stockholders in reliance on Section 4(2) of the Securities Act of 1933, as amended, as a sale by the issuer not involving a public offering. No underwriters were involved with the issuance and sale of the shares of common stock.

During the third quarter of fiscal 2005, we issued and sold an aggregate of 26,500 shares of common stock pursuant to the exercise of outstanding Common Stock Purchase Warrants. Pursuant to the terms of the warrants, the warrant holders paid exercise prices ranging from $1.20 to $1.50 per share to us in connection with such exercises, for an aggregate purchase price of $37,200. The shares of common stock were issued and sold to the warrant holders in reliance on Section 4(2) of the Securities Act of 1933, as amended, as a sale by the issuer not involving a public offering. No underwriters were involved with the issuance and sale of the shares of common stock.

We did not repurchase any shares of common stock during the third quarter of fiscal 2005.

Item 5.	Other Information

During the third quarter of fiscal 2005, we made no material changes to the procedures by which shareholders may recommend nominees to our Board of Directors, as described in our most recent proxy statement.

Item 6.	Exhibits

The Exhibits listed in the Exhibit Index immediately preceding such Exhibits are filed with or incorporated by reference in this report.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SONTRA MEDICAL CORPORATION

Date: November 14, 2005	By:	/s/ THOMAS W. DAVISON
Thomas W. Davison
President and Chief Executive Officer

Date: November 14, 2005	By:	/s/ SEAN F. MORAN
Sean F. Moran
Chief Financial Officer

EXHIBIT INDEX

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.