Form 10KSB
period 2005-12-31
SONTRA MEDICAL CORP
filed 2006-03-15
CIK 1031927

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-KSB
 (Mark One)

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2005

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

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.   ☐

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

Issuer’s revenues for its most recent fiscal year: $176,000.

The approximate aggregate market value of the voting and non-voting common equity held by non-affiliates of the issuer as of February 28, 2006, based upon the closing price of such stock on that date was $11,548,000.

The number of shares of the issuer’s common stock outstanding as of February 28, 2006 was 22,647,137.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement (the “Definitive Proxy Statement”) to be filed with the Securities and Exchange Commission relative to the issuer’s 2006 Annual Meeting of Shareholders are incorporated by reference into Part III of this Form 10-KSB.
Transitional Small Business Disclosure Format (Check one):    Yes  ☐    No  ☒

ANNUAL REPORT ON FORM 10-KSB

YEAR ENDED DECEMBER 31, 2005

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

Our strategy is to combine our ultrasonic skin permeation technology together with synergistic biosensor and transdermal drug delivery technologies to develop a diversified product pipeline with opportunities for short-term commercialization and long-term strategic partnerships. Our vision is for painless and continuous transdermal diagnosis and drug delivery that will improve patient outcomes and reduce health care costs. We believe these benefits will be realized with improved patient compliance to treatment, continuous diagnosis and data collection, and new routes for continuous drug delivery.

To date, we have tested the feasibility of our SonoPrep technology for various applications, including glucose monitoring, transdermal drug delivery, vaccination and topical lidocaine delivery. We have received 510(k) marketing clearance from the FDA for our SonoPrep device for the transdermal delivery of 4% topical lidocaine and in electrophysiology applications.

Our product development programs based on our SonoPrep technology include:

• Continuous transdermal blood glucose monitoring.
• Enhanced transdermal delivery of topically applied drugs.
• Transdermal vaccination.
• Transdermal drug delivery of large molecules and biopharmaceuticals.
• Skin preparation prior to electrophysiology tests to improve electrical signals.

We expect to develop additional products, which will require substantial expenditures, including for feasibility studies, pre-clinical studies, prototype development and clinical testing. In addition, the establishment of collaborative partnerships and regulatory, manufacturing, sales and marketing activities by collaborative partners will be necessary for successful commercial production of our technologies or their incorporation into third-party products.

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

 We recently received ISO 13485 certification for our quality management system. In order to receive such certification, a company must implement a quality management system that encompasses all company functions including the design and development of products, the purchasing of materials and services and the delivery of the products and services, with all aspects of medical device, regulatory and industry requirements being addressed. ISO 13485 status is required before products can be marketed in Canada, the European Union, and several other countries.

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

Recent Developments

2006 Financing

During the first quarter of fiscal 2006, the Company completed a financing (the “Financing”) with selected qualified purchasers that provided the Company with net proceeds of approximately $1.6 million pursuant to the terms of a Common Stock and Warrant Purchase Agreement, dated as of March  7, 2006 (the “Purchase Agreement”). Under the terms of the Purchase Agreement, at the initial closing of the Financing on March 7, 2006, investors purchased 4,390,995 shares of the Company’s Common Stock in a private placement at a per share purchase price of $0.40. The investors also received warrants (the “Warrants”) to purchase up to 4,390,995 shares of Common Stock. The Warrants are exercisable beginning six months from the issue date at a per share price of $0.58 and will expire no later than the fifth anniversary of the issue date. In addition, the Company shall have the right to terminate the Warrants, upon thirty days notice, in the event that the closing price of the Company’s common stock for twenty consecutive trading days is equal to or greater than $1.16 per share. Additional closings of the Financing at which the Company may issue up to 65,359 additional shares of Common Stock and additional warrants to purchase up to 65,359 shares of Common Stock on the same terms as the initial closing may be held through March 17, 2006.

The Company agreed to pay to the placement agent for the Financing for its services: (a) a cash fee equal to 7% of the aggregate capital raised by the Company from investors introduced to the Company by the placement agent, excluding the proceeds from any Warrant exercises; (b) warrants to purchase a number of shares of Common Stock of the Company equal to 7% of the total number of shares of Common Stock issued to investors introduced to the Company by the placement agent, excluding shares of Common Stock to be issued upon Warrant exercises or in connection with the payment of dividends or interest, on the identical terms and conditions (including exercise price) with the Warrants issued to the investors in the Financing; and (c) a $25,000 legal expense allowance.

SonoPrep® Skin Permeation Device

The skin is the body’s barrier to the outside environment that prevents body fluids from escaping and prevents protein contaminants (pyrogens), microorganisms (viruses and bacteria) and other irritating substances from entering the body. The outer layer of the skin, the stratum corneum, is a relatively thin layer of brick-shaped keratinocytes which creates the skin barrier. The interstitial space between these keratinocytes contains a highly ordered lipid bi-layer that repels water and compounds that are water-soluble, including the body fluids and vital analytes such as electrolytes, proteins and glucose. An application of ultrasonic energy disorganizes the lipid bi-layer of the stratum corneum, thereby creating reversible channels in the skin through which fluids and analytes can be extracted and small and large molecules can be delivered. The transport properties of the protective stratum corneum are increased approximately 100-fold after ultrasonic skin permeation.

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
• Fast and easy to use
• Reversible
• Safe

Sontra has identified several target markets for products utilizing the SonoPrep technology, including glucose monitoring, topical lidocaine delivery, transdermal delivery of large molecules and transdermal vaccination. Sontra received its first FDA 510(k) marketing clearance for its SonoPrep device in February 2004 for enhancing electrophysiology signals. In August 2004, we received 510(k) marketing clearance from the FDA for the SonoPrep device and procedure tray for use with topical lidocaine. We will need to obtain additional 510(k) marketing clearances, or PMA or NDA approvals, from the FDA in order to market other products and applications.

Sontra has completed product development of its second generation SonoPrep device. The device has improved ergonomics, portability, a digital display and iontophoresis capability. The device will also be more economical to manufacture than the first generation SonoPrep. The Company plans to introduce the second generation device during 2006 and plans to file for CE Mark clearance in Europe under the European Medical Device Directive.

SonoPrep® Topical Anesthetic System for Rapid Skin Anesthesia

In August 2004, Sontra received 510(k) marketing clearance from the FDA to market the SonoPrep device and procedure tray for use with over-the-counter (OTC) 4% topical lidocaine for dermal anesthesia prior to the insertion of needles or intravenous catheters. In September 2004, the Company launched its SonoPrep Topical Anesthetic System for usage with OTC 4% topical lidocaine. The system consists of the SonoPrep device and a topical anesthetic procedure tray containing a SonoPrep coupling medium, cleaning cartridge and a locator ring. The product has been marketed through independent medical device distributors. However, the required selling effort and lengthy sales cycle for this product have caused us to reevaluate our distribution strategy. We are currently exploring additional sales and marketing channels, including potentially licensing the product to a larger medical products company.

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

Although Sontra received this clearance, OTC 4% topical lidocaine has not been approved by the FDA for the indications covered by the Company’s 510(k) marketing clearance, namely needle sticks or venipuncture. Under federal law, the marketing of OTC 4% topical lidocaine for dermal anesthesia prior to the insertion of needles or intravenous catheters requires the FDA to approve a new drug application (NDA) with respect thereto. The Company intends to continue to market the SonoPrep Topical Anesthetic System pursuant to its 510(k) marketing clearance.

Continuous Transdermal Glucose Monitoring System

Strategic Partnership with Bayer Diagnostics

On July 28, 2003, the Company and Bayer Diagnostics Division of Bayer Healthcare LLC (“Bayer”) executed a definitive license agreement pursuant to which the Company granted to Bayer an exclusive worldwide right and license of the Company’s intellectual property rights to make, have made, use, import and sell the continuous transdermal glucose monitoring system utilizing ultrasonic techniques. In consideration of the license and the Company’s delivery of all information, materials and know-how related to the licensed technology in 2003, Bayer paid the Company a one-time, non-refundable license fee of $1.5 million in January 2004. On December 14, 2005, the parties amended the license agreement, pursuant to which the Company reacquired the co-exclusive rights to make, have made, use, import and sell the continuous transdermal glucose monitoring system utilizing ultrasonic techniques in the worldwide hospital intensive care unit (ICU) market, and the Company granted Bayer a right of first refusal to market any hospital ICU product(s) that we may develop. If Bayer does not market Sontra’s hospital ICU product(s), then Sontra shall pay Bayer a royalty equal to 1% of Sontra’s net product sales. In addition, upon Bayer’s completion of the first phase of its development of the continuous glucose monitoring system, Bayer shall pay a $2.0 million milestone payment to Sontra. Such milestone payment shall be paid no later than December 31, 2007, otherwise Bayer’s exclusive license rights under the amended license agreement shall become co-exclusive and Bayer’s marketing rights to Sontra’s hospital ICU product(s) shall terminate. The parties are no longer obligated under the amended license agreement to enter into one or more joint development agreements related to the continuous transdermal glucose monitoring system; however, in the second phase of Bayer’s product development process, the parties will agree upon reasonable royalty rates to be paid to Sontra for product sales by Bayer and the parties may also negotiate a commercially reasonable manufacturing agreement pursuant to which Sontra would supply Bayer with the SonoPrep ultrasonic skin permeation component of the continuous transdermal glucose monitoring system.

Hospital Critical Care

A primary cause of infection in critically ill patients is hyperglycemia which is a result of insulin resistance and total parenteral nutrition. Numerous clinical studies have demonstrated that intensive insulin therapy to maintain tight glycemic control significantly reduces patient mortality, complications and infection rates in the ICU, as well as reduce hospital stays, services and costs. As a result, intensive insulin administration with frequent blood glucose testing to maintain tight glycemic control is a recent trend in critical care medicine for patients with and without diabetes.

Today, standard practice by ICU nurses is to measure blood glucose at the bedside hourly and to note, not only the absolute value, but the rate of change. We believe that a continuous transdermal glucose monitor will not only save valuable nursing time by avoiding the requirement for frequent needle stick glucose measurements but will provide the information needed to develop better control algorithms for insulin administration.

In 2005, the Company established a Clinical Advisory Board to provide product and clinical guidance to the Company for our continuous non-invasive glucose monitoring system for the critical care market. The members of the Clinical Advisory Board include:

Bruce R. Bistrian, M.D., Ph.D.	Chief of Clinical Nutrition, Beth Israel Deaconess Medical Center, and Professor, Harvard Medical School
Peter A. Burke, M.D.	Chief of Critical Care Section, Surgery, Boston Medical Center, and Associate Professor of Surgery, Boston University School of Medicine
Mitchell M. Levy, M.D.	Medical Director, Medical Intensive Care Unit, Rhode Island Hospital
Stanley A. Nasraway, M.D.	Chief of Surgical Critical Care, Tufts-New England Medical Center, and Associate Professor, Tufts Medical School
Richard J. Shemin, M.D.	Chief of the Department of Cardiothoracic Surgery, Boston Medical Center, and Professor and Chairman of the Department of Cardiothoracic Surgery, Boston University School of Medicine

 We have completed the designs of a new telemetry-based sensor and meter for our transdermal glucose monitoring system and have completed the development of fully operational prototypes. We expect to commence validation clinical studies in critical care in early 2006 at Tufts-New England Medical Center, the Boston Medical Center, Beth Israel Deaconess Hospital and Rhode Island Hospital. Members of our Clinical Advisory Board will be the principal investigators. We expect the results of these studies to prepare us to meet with the FDA to discuss further clinical studies and the path to regulatory approval and product commercialization.

Diabetes Care

    Diabetes is a serious metabolic disorder and is the sixth leading cause of death in the United States, and those individuals afflicted with the disease are at serious risk of developing complications, such as coronary and vascular disease, retinopathy and neuropathy. The immediate and long-term effects of inadequate blood glucose control are devastating. Diabetes is the leading cause of kidney failure, adult blindness, non-traumatic amputations and nerve damage. When patients monitor their blood glucose frequently they can schedule their insulin injections to properly control their glucose levels. Clinical studies have proven that tighter glucose control through precise insulin dosing significantly reduces diabetes related complications. The Company believes that continuous transdermal monitoring of blood glucose will greatly improve a patient’s compliance to frequent testing, which has been shown to significantly reduce severe complications related to diabetes and lead to reduced health care costs.

Pursuant to our strategic partnership with Bayer, we are developing a transdermal glucose monitoring system that continuously measures glucose levels in patients with diabetes and addresses the unmet need in the home testing market for a truly continuous and non-invasive glucose monitor. The glucose monitoring system consists of the SonoPrep skin permeation device and a glucose flux biosensor placed over the permeated skin site that continuously measures the glucose as it flows into the sensor. Because SonoPrep can permeate many different skin locations a patient will be able to place the biosensor on skin areas that are out of sight such as the abdomen, so the patient can maintain an active lifestyle. The glucose biosensor is designed to continuously measure glucose levels and transmit readings wirelessly to a glucose meter that will be designed as a watch or beeper capable of transmitting data to a night stand alarm monitor.

The glucose biosensor contains an electrochemical sensor and an osmotic extraction gel that couples with the skin and continuously draws the glucose into the sensor. The glucose that flows through the skin is consumed by the biosensor as it reacts with glucose oxidase that is contained in the biosensor. This chemical reaction produces a constant electrical signal, which is recorded by the glucose meter. Due to the enhanced permeation created with SonoPrep, the constant glucose flux detected by the glucose biosensor provides continuous glucose measurements that are analyzed every second.

Sontra completed its first clinical study in patients with diabetes in April 2003. The study was conducted using a prototype of the first generation SonoPrep skin permeation system and Sontra’s first glucose flux biosensor and meter prototypes. Twenty glucose flux biosensors (2 per patient) were placed over ten SonoPrep treated skin sites of ten adult subjects with Type 1 or Type 2 diabetes. Data was collected for eight to nine hours. Over 5,000 data points were collected and analyzed per sensor. As a control, blood glucose was measured from an intravenous catheter or finger stick blood withdrawn every twenty minutes. Data sets comparing blood glucose measurements to data from the glucose flux biosensor had an 84 percent (r=.84) correlation to glucose measurements. The accuracy of the data from this study demonstrated the clinical feasibility of our system. In November 2004, Sontra completed a second clinical study that included twelve adult participants with either Type 1 or Type 2 diabetes. Each participant had three glucose flux biosensors placed on their skin, allowing over 2,000 glucose measurements to be collected over an eight-hour period at five-second intervals. Completed data showed a 90 percent (r=.90) correlation to reference blood glucose measurements.

Bayer is continuing to develop and verify the technology for the diabetes care market segment. Our SonoPrep skin permeation and glucose sensing technology being developed for our hospital ICU product will complement Bayer’s development of a product for the diabetes home testing market. For example, we have recently made technology advances that will help Bayer overcome market barriers for the home use continuous transdermal glucose monitor, including simplification of the sensor application and warm up process and advances in SonoPrep technology that will significantly reduce costs as required by reimbursement constraints in blood glucose self-testing.

Transdermal Vaccine Delivery

SonoPrep disrupts the stratum corneum and has the potential to precisely deliver vaccines to the viable epidermis to activate the dendritic Langerhan cells which invoke a powerful immune response. The Company is developing a universal patch/reservoir delivery system for the transdermal delivery of vaccines. In October 2004, the Company completed a twenty patient human clinical study conducted at the University of Massachusetts that demonstrated that SonoPrep facilitated the transdermal delivery of large molecular weight antigenic proteins; tetanus toxoid and candida albicans (yeast) to induce a skin immune response. Building on this study, in 2005 the Company completed additional studies at the University of Massachusetts and St. Louis University using SonoPrep to deliver the hepatitis A and influenza vaccines through the skin. In both the hepatitis A and influenza studies, there were no serious adverse events in the SonoPrep-treated groups; however the subjects that received the SonoPrep treatment did not demonstrate the desired immune response. The knowledge gained in those studies is helping the Company optimize the formulation and delivery of vaccines through ultrasonically permeated skin.

The Company has formed a research collaboration with Epivax, Inc. to investigate the topical delivery of Epivax’s therapeutic HIV vaccine and other DNA vaccines with the SonoPrep skin permeation device. The companies will first seek to optimize the immune response of the HIV vaccine in animal studies by controlling such variables as dosage, skin area treated, and the vaccine exposure time. Epivax has developed sophisticated proprietary tools that combine bioinformatics with immunology to sequence proteins and identify specific epitopes responsible for creating an immune response.

In addition, the Company has received a $70,000 Phase 1 U.S. Army SBIR grant to investigate the transdermal delivery of a dengue vaccine with the SonoPrep skin permeation device. The U.S. Army is developing a vaccine for the dengue virus, a mosquito-born viral disease found in tropical regions of the world and afflicting tens of millions of people.

 Transdermal Drug Delivery

 The existing worldwide transdermal drug market consists of low molecular weight drugs. The formidable challenge of effectively permeating the skin and delivering a therapeutic dosage within the required onset time of action has currently limited the transdermal drug delivery market to low molecular weight drugs. The following drugs are being marketed in transdermal formulations:

Drug	Indication
Lidocaine	Topical Anesthesia
Fentanyl	Pain
Nitroglycerine	Anti-angina
Estradiol	Hormone Replacement
Estradiol/Norethindrone Acetate	Hormone Replacement
Testosterone	Hypogonadism
Oxybutinin	Overactive Bladder
Clonidine	Hypertension
Scopolamine	Motion Sickness
Nicotine	Smoking Cessation

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

HortResearch Collaboration Agreement

On November 14, 2005, the Company entered into a License Option and Research Collaboration Agreement with The Horticulture and Food Research Institute of New Zealand Limited (“HortResearch”) to evaluate the use of the SonoPrep skin permeation device for the transdermal measuring, extracting and diagnosis of analytes that are biochemical indicators of sports performance and recovery. Sontra granted HortResearch a one-year option to obtain an exclusive, worldwide license to the SonoPrep skin permeation technology for the sports performance field.

The license option, for which HortResearch paid Sontra $50,000, may be extended for one year upon the payment of an additional option fee of $50,000. If HortResearch elects to license the technology, the parties will execute a license agreement and Sontra will receive a license fee consisting of a $500,000 cash payment and equity worth $500,000 in a new company that HortResearch is forming to develop and commercialize the technology.

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

In February 2004, Sontra received 510(k) marketing clearance from the FDA for its SonoPrep device for use in electrophysiology applications. In August 2004, Sontra received 510(k) marketing clearance from the FDA to market the SonoPrep device and procedure tray for use with over-the-counter (OTC) 4% topical lidocaine for dermal anesthesia prior to the insertion of needles or intravenous catheters. In September 2004, the Company launched its SonoPrep Topical Anesthetic System, which consists of the SonoPrep device and a topical anesthetic procedure tray for usage with OTC 4% topical lidocaine. Although Sontra received this clearance, OTC 4% topical lidocaine has not been approved by the FDA for the indications covered by the Company’s 510(k) marketing clearance, namely pain relief associated with needle sticks or venipuncture. Under federal law, the marketing of OTC 4% topical lidocaine for dermal anesthesia prior to the insertion of needles or intravenous catheters requires the approval of the FDA of a new drug application (NDA) with respect thereto. The FDA may require the Company to submit an NDA seeking approval of OTC 4% topical lidocaine for dermal anesthesia prior to the insertion of needles or intravenous catheters. The Company intends to continue to market the SonoPrep Topical Anesthetic System pursuant to its 510(k) marketing clearance and the FDA may determine to limit, restrict or delay our ability to market the system. If the FDA determines that an NDA is required, it is likely that our 510(k) marketing clearance would be rescinded, which would have a material adverse effect on our business and results of operations.

In order to obtain marketing clearance for its continuous transdermal glucose monitoring system, Sontra will be required to file a PMA application that demonstrates the safety and effectiveness of the product. In addition, applications of the SonoPrep device in conjunction with drugs or vaccines will require FDA approval for each drug or vaccine for the specific indication if such approval does not already exist. The NDA process is comprehensive and includes the results of pre-clinical and extensive clinical studies before approval may be obtained, similar to the PMA process.

Research and Development

To date, our research and development efforts have been aimed at the development and commercialization of our SonoPrep technology for transdermal diagnostic and drug delivery applications. We are also developing complete transdermal product solutions that combine our ultrasonic skin permeation technology together with synergistic biosensor and transdermal drug delivery technologies. For all of our products we will conduct human clinical trials to demonstrate the benefits of our SonoPrep device and our transdermal products.

For the years ended December 31, 2005 and 2004, our research and development expenses were approximately $3,795,000 and $3,039,000, respectively.

Sales and Marketing

We market the SonoPrep device and procedure tray for use with topical lidocaine through independent medical device distributors. However, the required selling effort and lengthy sales cycle for this product have caused us to reevaluate our distribution strategy. We are currently exploring additional sales and marketing channels, including potentially licensing the product to a larger medical products company. For our other potential products such as transdermal vaccination, drug delivery and glucose monitoring, we expect to use multiple sales and distribution channels, including direct sales, independent distributors and partnerships with large pharmaceutical companies.

Manufacturing

We currently perform manufacturing of certain critical components and final assembly and testing of the SonoPrep device at our Franklin, Massachusetts facilities. As volumes increase, we may decide to outsource the manufacturing of the entire device.

Competition

The medical device industry in general, and the market for glucose monitoring in particular, is intensely competitive. Sontra’s continuous transdermal glucose monitoring system will compete directly with glucose monitoring products manufactured by Roche Diagnostics, LifeScan, Inc., a division of Johnson & Johnson, Bayer Corporation, MediSense, a division of Abbott Laboratories, Medtronic, Inc., Dexcom, SpectRx and TheraSense, Inc. The Company’s SonoPrep device will also compete with numerous companies developing drug delivery products such as Nektar Therapeutics, Alkermes, Inc., Bioject, Inc., PowderJect Pharmaceuticals PLC, Antares Pharma, Inc., Becton Dickinson & Co., Aerogen, Inc., ALZA Corporation, a division of Johnson & Johnson, Norwood Abbey Limited, Vyteris, Iomed and 3M Company. In the topical lidocaine market, Sontra competes with the existing topical lidocaine products manufactured by Astra and others, and also competes with Norwood Abbey, who has received clearance from the FDA to market a laser poration device and Vyteris, who has received FDA approval to market an iontophoretic device.

The first product to reach the market in a therapeutic area often has a significant competitive advantage relative to later entrants to the market. Competitive products have either been approved or are being developed for most of the products in Sontra’s pipeline. Many pharmaceutical and medical device companies have the financial resources to acquire the skills necessary to develop transdermal systems. Additionally, many competitors or potential competitors of Sontra are larger than Sontra and able to commit significantly greater financial and other resources to all aspects of their business, including development, marketing, sales and distribution, and may have substantially greater experience in developing products, in obtaining regulatory approvals and in manufacturing and marketing products. In addition, other technologies or products may be developed that have an entirely different approach or means of accomplishing the intended purposes of Sontra’s product concepts that are more commercially attractive than Sontra’s product concepts, or that could render Sontra’s technology uncompetitive or obsolete. Any transdermal drug delivery products that Sontra may develop will also compete with drugs marketed in traditional dosage forms, including oral doses, injections and continuous infusion. New drugs, new therapeutic approaches or further developments or innovations in alternative drug delivery methods, such as time release capsules, liposomes and implants, may provide greater therapeutic benefits for a specific indication or may offer comparable performance at lower cost, than those that could be offered by Sontra’s current transdermal drug delivery technology.

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

Sontra owns or exclusively licenses patents and patent applications that are very broad in scope, including ultrasound-enhanced transdermal drug delivery and ultrasound-enhanced transdermal analyte extraction and measurement (i.e. transdermal diagnostics), and provide significant protection from new entrants. Sontra has also patented specific elements of the technology that are keys to successful skin permeation enhancement and to establish our position in the area of ultrasound-enhanced skin permeation. Sontra has not sought patent protection for all of its technology. Sontra seeks patent coverage in the United States and in foreign countries only on aspects of its transdermal technologies that it believes will be significant and that could provide barriers to entry for its competition. We have an exclusive license from MIT on eight issued patents in the United States, three issued foreign patents, two pending U.S. patents and three pending foreign patent applications, and as of December 31, 2005, we owned four issued patents and six pending patent applications in the United States and two foreign patent and fifteen pending foreign applications. Sontra’s success depends to a significant degree upon its ability to develop proprietary products and technologies and to obtain patent coverage for such products and technologies. Sontra intends to file patent applications covering any newly developed products or technologies.

Pursuant to a license agreement entered into with MIT in June 1998, Sontra has an exclusive, worldwide license to certain patent rights related to the use of ultrasound to enhance skin permeability for applications in transdermal diagnostics and drug delivery. The term of this license extends until 2018, the expiration date of the last to expire of the patents licensed under the agreement. Under the agreement, Sontra is obligated to pay MIT annual license maintenance fees of $25,000 per year and running royalties based on the net sales of any products that are covered by the licensed patent rights. Sontra also has the right to grant sublicenses under the agreement, for which Sontra must also pay royalties to MIT for products sold by such sub licensees. MIT may terminate this license upon 90 days written notice if we fail to pay the annual license maintenance fees or running royalties, or otherwise upon an uncured material breach of the agreement.

Employees

As of February 1, 2006, Sontra had 21 full time employees, 13 of whom are engaged in research and development activities, three of whom are engaged in sales and marketing, two of whom are engaged in manufacturing activities, and three of whom are engaged in administration, finance and business development. All of Sontra’s employees are covered by confidentiality agreements. No employees are covered by collective bargaining agreements.

ITEM 2. DESCRIPTION OF PROPERTY

Sontra leases approximately 13,000 square feet of manufacturing, laboratory and office space in a single facility located in Franklin, Massachusetts under a lease expiring in March 2008. We have never engaged in real estate investment activities and we have no current plans to do so.

ITEM 3. LEGAL PROCEEDINGS

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the quarter ended December 31, 2005.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our common stock is traded on the Nasdaq Capital Market under the symbol “SONT.” The following table sets forth the range of high and low sale prices for our common stock for the periods indicated as reported by Nasdaq. The number of common shareholders of record of Sontra Medical Corporation as of February 3, 2006 was approximately 108.

	HIGH	LOW
Fiscal Year Ended December 31, 2004
First Quarter	$3.45	$1.70
Second Quarter	$2.80	$1.80
Third Quarter	$2.63	$1.22
Fourth Quarter	$2.39	$1.65
Fiscal Year Ended December 31, 2005
First Quarter	$2.24	$1.07
Second Quarter	$1.59	$1.00
Third Quarter	$2.00	$1.01
Fourth Quarter	$1.25	$0.42

We have never paid or declared any cash or other dividends on our common stock. We have no current plans to pay dividends on our common stock. We intend to retain earnings, if any, for working capital purposes. Any future determination as to the payment of dividends will depend upon our results of operations, and on our capital requirements, financial condition and other relevant factors which are in effect at that time.

Information regarding our equity compensation plans and the securities authorized for issuance thereunder is set forth in Item 11 below.

We did not repurchase any shares of common stock during the fourth quarter of fiscal 2005.

Nasdaq Delisting Notice

On November 23, 2005, the Company received a Nasdaq Staff deficiency letter (the “Letter”), indicating that the Company is not in compliance with the $1.00 minimum closing bid price requirement for continued listing on the Nasdaq Capital Market as set forth in Marketplace Rule 4310(c)(4) (the “Rule”). We received the Letter because the bid price of our Common Stock closed below $1.00 per share for 30 consecutive business days. The Letter also stated that, in accordance with Marketplace Rule 4310(c)(8)(D), Sontra will be provided 180 calendar days, or until May 22, 2006, to regain compliance. In accordance with Marketplace Rule 4310(c)(8)(E), if at any time before May 22, 2006, the bid price of the Company’s common stock closes at or above $1.00 per share for a minimum of ten consecutive business days, the Company will be provided written notice that it complies under the Rule.  If compliance with the Rule cannot be demonstrated by May 22, 2006, the Staff will determine whether Sontra meets the Nasdaq Capital Market initial listing criteria set forth in Marketplace Rule 4310(c), except for the bid price requirement. If the Company meets the initial listing criteria, the Company will be granted an additional 180 calendar-day period to comply with the Rule. If it is determined that the Company is not eligible for this additional compliance period, the Company will be provided written notice that its securities will be delisted. At that time, the Company may appeal to a Listing Qualifications Panel the Staff’s determination to delist its securities.  We intend to monitor the closing bid price of our Common Stock between now and May 22, 2006, and to consider available options if our Common Stock does not trade at a level likely to result in regaining compliance with the Nasdaq minimum closing bid price requirement.

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

Sontra Medical Corporation is the pioneer of SonoPrep®, a non-invasive ultrasonic skin permeation technology for medical and therapeutic applications. Our proprietary ultrasound mediated skin permeation technology is a non-invasive and painless method of enhancing the flow of fluids and molecules across the protective membrane of the stratum corneum, the outer layer of the skin. To date, we have tested the feasibility of our SonoPrep technology for various applications, including glucose monitoring, transdermal drug delivery, vaccination and topical lidocaine delivery. The Company has received 510(k) marketing clearance from the FDA for our SonoPrep device for the transdermal delivery of 4% topical lidocaine and in electrophysiology applications. In September 2004, we launched our SonoPrep Topical Anesthetic System, which consists of the SonoPrep device and a topical anesthetic procedure tray for usage with OTC 4% topical lidocaine. During the fiscal year ended December 31, 2005, we recorded product revenue of $171,000.

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

    Inventory Valuation.    Inventories are stated at the lower of cost (first in, first out) or market. Work-in-process and finished goods consist of material, labor and overhead. Finished goods consist of completed SonoPrep units and procedure trays. Demo inventory consists of SonoPrep units owned by Sontra in use by customers as well as units used for demonstration purposes. The cost of SonoPrep demo units is amortized to cost of sales over a one year period. The reserve for obsolescence represents inventory that may become obsolete as a result of possible design changes and product enhancements as well as inventory that the Company may use in prototype manufacturing. With our first product sales in the quarter ended September 30, 2004, we began capitalizing inventory based on our manufacturing experience. During 2005, the Company increased its inventory obsolescence reserve by $172,000 and recorded a charge in the Statement of Loss of $172,000. The Company wrote off $132,000 of expired and obsolete inventory during 2005 against the reserve for inventory obsolescence. We expect to continue to adjust our reserve based on additional manufacturing experience, production levels and possible design changes and enhancements in the SonoPrep units.

Revenue Recognition.    For product sales, revenues are recognized when persuasive evidence of an arrangement exists in the form of a signed non-cancelable purchase order, the product is shipped, the selling price is fixed and determinable, and collection is reasonably assured. We currently sell primarily through distributors and have contracts with all such distributors. We have established credit policies that we believe allow us to determine when collectibility is reasonably assured. There are also reporting procedures in place to allow us to monitor the inventory levels at our distributors and to determine the end-user of our products. Licensing revenue is generally recognized ratably over the license period.

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

Results of Operations

Comparison of the years ended December 31, 2005 and 2004

Gross (Loss) Profit

The Company recorded product revenue of $171,000 and a gross loss of $76,000 for the year ended December 31, 2005. For the year ended December 31, 2004, the Company recorded product revenue of $34,000 and a gross profit of $17,000. The Company launched its topical lidocaine delivery system in the fourth quarter of 2004. Due to the expiration or obsolescence of certain inventory and the low level of sales experienced to date that might result in future obsolescence, the Company increased its inventory obsolescence reserve during 2005 by $172,000 and recorded a charge in the Statement of Loss of $172,000. During 2005, the Company wrote off $132,000 of expired and obsolete inventory against the reserve for inventory obsolescence.

Licensing revenue of $5,000 for the year ended December 31, 2005 represents the earned portion of the $50,000 licensing payment received from HortResearch in conjunction with a license and collaboration agreement which is being recognized over the one-year term of the agreement.

Research and Development Expenses

Research and development expenses increased by $755,000 to $3,795,000 for the year ended December 31, 2005 from $3,039,000 for the year ended December 31, 2004. The increase was primarily attributable to an increase in non-cash stock compensation expense of $72,000, an increase in clinical trial costs of $46,000, an increase in staffing costs of $143,000, and an increase of $446,00 for costs incurred in the development and manufacturing of prototypes for the SonoPrep device and the glucose biosensor.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased by $368,000 to $2,056,000 for the year ended December 31, 2005 from $2,424,000 for the year ended December 31, 2004. The decrease was primarily attributable to decreases in administrative staffing costs of $117,000, non-cash stock compensation expense of $635,000, consulting expenses of $53,000, and investor relations and public company expenses of $85,000. These decreases were partially offset by increases in selling and marketing staffing costs of $327,000 and marketing promotional costs of $200,000.

Interest Income and Interest Expense

Interest income was $208,000 for the year ended December 31, 2005 compared to interest income of $86,000 for the year ended December 31, 2004. The increase in interest income is attributable to higher interest rates and a higher average balance invested.

    Interest expense of $18,000 for the year ended December 31, 2005 was related to the new note payable.

Liquidity and Capital Resources

The Company has financed its operations since inception primarily through private sales of its common and preferred stock, the issuance of convertible promissory notes, and the cash it received in connection with the Merger. As of December 31, 2005 the Company had $4,017,000 of cash and short-term investments on hand.

Net cash used in operating activities was $5,494,000 for the year ended December 31, 2005. The net loss for the year ended December 31, 2005 was $5,737,000 and included in this loss was a non-cash benefit for stock-based compensation expense of $253,000, non-cash expenses of $239,000 for depreciation and amortization, $172,000 for a provision for excess or obsolete inventory and $311,000 for common stock contributed to the 401(k) plan. A payment received from a legal settlement provided $250,000 and a decrease in accounts payable and accrued expenses used $490,000 of cash.

Net cash provided by investing activities was $3,573,000 for the year ended December 31, 2005. The net proceeds from the sales and purchases of short term investments provided $3,950,000. Purchases of property and equipment used $181,000, an increase in other assets used $205,000, and a decrease in restricted cash provided $10,000.

Net cash provided by financing activities was $372,000 for the year ended December 31, 2005. The exercise of stock options and warrants provided $185,000 of cash and expenses associated with the prior year issuance of common stock used $16,000. Proceeds from a note payable provided $238,000 and principal payments on the note payable used $35,000.

At December 31, 2005, the Company had outstanding warrants to purchase 6,758,792 shares of common stock at exercise prices ranging from $1.20-$5.00. If all these warrants were exercised for cash the Company would received cash proceeds of approximately $11,667,000.

The Company expects that the cash and short term investments of $4,017,000 at December 31, 2005 plus the net proceeds of  approximately $1.6 million  from the private placement completed in March  2006 will be sufficient to meet its cash requirements at least through December 2006. In March 2006, the Company completed a private placement of shares of Common Stock and Common Stock Purchase Warrants that provided the Company with net proceeds of approximately $1.6 million. The Company will be required to raise a substantial amount of capital in the future to complete the commercialization of its products. If we fail to raise additional capital, we will be likely be unable to continue product development and operations as currently planned.

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

Off-Balance Sheet Arrangements

We have no significant off-balance sheet arrangements, including derivative instruments that have or are reasonably likely to have a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources. The Company has certain warrants and options outstanding but does not expect to receive any material proceeds from the exercise of these instruments unless and until the Company’s stock price is greater than the applicable exercise prices of the options and warrants.

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

We have generated limited revenue and have had operating losses since our inception. Our historical accumulated deficit was approximately $29,120,000 as of December 31, 2005. It is possible that the Company will never generate sufficient revenue to achieve and sustain profitability. Even if the Company reaches profitability, it may not be able to sustain or increase profitability. We expect our operating losses to continue for the foreseeable future as we continue to expend substantial resources to conduct research and development, feasibility and clinical studies, obtain regulatory approvals for specific use applications of our SonoPrep® technology, identify and secure collaborative partnerships, and manage and execute our obligations in strategic collaborations.

If we fail to raise additional capital, we will be unable to continue our development efforts and operations.

Our development efforts to date have consumed and will continue to require substantial amounts of capital in connection with our SonoPrep® technology. Our product development programs require substantial capital outlays in order to reach product commercialization. As we enter into more advanced product development of our SonoPrep device and our continuous transdermal glucose monitoring system, we will need significant funding to pursue our product commercialization plans. Our ability to continue our research, development and testing activities and commercialize our products in development is highly dependent on our ability to obtain additional sources of financing, including by entering into and maintaining collaborative arrangements with third parties who have the resources to fund such activities. Any future equity financing, if available, may result in substantial dilution to existing shareholders, and future debt financing, if available, may include restrictive covenants or may require us to grant a lender a security interest in our assets. To the extent that we attempt to raise additional funds through third party collaborations and/or licensing arrangements, we may be required to relinquish some rights to our technologies or products currently in various stages of development, or grant licenses or other rights on terms that are not favorable to the Company. Any failure by the Company to timely procure additional financing or investment adequate to fund the Company’s ongoing operations, including planned product development initiatives, clinical studies and commercialization efforts, will have material adverse consequences on the Company’s business operations and as a result, on our consolidated financial condition, results of operations and cash flows.

Our products are based on new technologies and are in early stages of development, and may not be successfully developed or achieve market acceptance.

Most of our products under development have a high risk of failure because they are based on new technologies and are in the early stages of development. To date, we have tested the feasibility of our SonoPrep® technology for various applications, including glucose monitoring, transdermal drug delivery and certain anesthetic applications. The Company has received 510(k) marketing clearance from the FDA for our SonoPrep® device for the transdermal delivery of 4% topical lidocaine and in electrophysiology applications. However, to develop additional products or additional uses, substantial expenditures will be required, including for feasibility studies, pre-clinical studies, prototype development and clinical testing. Projected costs for such development are difficult to estimate and they may change and increase frequently.

    Our success is dependent on further developing new and existing products and obtaining favorable results from pre-clinical studies and clinical trials and satisfying regulatory standards and approvals required for the market introduction of such products, including our continuous transdermal glucose monitoring system. There can be no assurance that the Company will not encounter unforeseen problems in the development of the SonoPrep® technology, or that we will be able to successfully address the problems that do arise. The SonoPrep technology may not prove effective in connection with diagnostics, vaccine delivery, glucose monitoring and/or transdermal drug delivery. There can be no assurance that any of our potential products will be successfully developed, proven safe and efficacious in clinical trials, meet applicable regulatory standards, be capable of being produced in commercial quantities at acceptable costs, or be eligible for third-party reimbursement from governmental or private insurers. Even if we successfully develop new products, there can be no assurance that such products will be successfully marketed or achieve market acceptance, or that expected markets will develop for such products. If any of our development programs are not successfully completed, required regulatory approvals or clearances are not obtained, or potential products for which approvals or clearances are obtained are not commercially successful, our business, financial condition and results of operations would be materially adversely affected.

In addition, because our products are based on new technologies, they are subject to lengthy sales cycles and may take substantial time and effort to achieve market acceptance, especially at hospitals, which typically have a lengthy and rigorous approval process for adopting new technologies.  For example, our SonoPrep Topical Anesthetic System, which consists of the SonoPrep device and a topical anesthetic procedure tray for usage with OTC 4% topical lidocaine, has been marketed through independent medical device distributors. However, the required selling effort and lengthy sales cycle for this product have caused us to reevaluate our distribution strategy. We are currently exploring additional sales and marketing channels, including potentially licensing the product to a larger medical products company. There can be no assurance that we will establish successful sales and marketing methods for our products or that any independent distributors will actively promote our products or be successful in generating sales.

Our future success is dependent upon successful development of our continuous glucose monitor for the hospital intensive care unit market.

We recently amended our license agreement with the Diabetes Care Division of Bayer Healthcare LLC (“Bayer”) and reacquired the worldwide co-exclusive rights to develop and market our continuous transdermal glucose monitoring system utilizing the SonoPrep ultrasonic skin permeation technology for the hospital intensive care unit (ICU) market. The Company has completed the first prototypes and expects to begin human clinical studies in early 2006 at leading Boston-area hospitals, with members of our Clinical Advisory Board serving as principal investigators. Although we believe the clinical rationale exists for our continuous transdermal glucose monitoring system for the ICU market, there can be no assurance that such a market will be established, or that we will be able to successfully develop a product that will prove effective for the ICU market or gain market acceptance should such a market develop. The product development process may take several years and will require substantial capital outlays. If the ICU market does not develop as we expect, or if we are unable to successfully develop a product for such market on a timely basis and within cost constraints, then our business and financial results will be materially adversely affected. In addition, under the terms of our license agreement, Bayer has rights to our technology and has retained co-exclusive rights to the hospital ICU market and may compete with the Company in such market. If Bayer determines to compete with the Company in the ICU market, our financial results will be adversely affected.

Our future success is dependent upon successful collaborations with strategic partners.

Our future success is dependent upon our ability to selectively enter into and maintain collaborative arrangements with third parties for technology research and development, clinical testing, product development and sales and marketing. If we are unable to enter into any additional development agreements or collaborative arrangements with strategic partners, we will be required to internally fund all of our product development activities, significantly increasing business risk and capital requirements in the development, clinical testing, manufacturing, marketing and commercialization of new products.  The Company could also encounter significant delays in introducing products into markets or find that the development, manufacture or sale of proposed products in such markets is adversely affected by the absence of those collaborative arrangements.

The process of establishing collaborative partners is difficult, time-consuming and involves significant uncertainty. Discussions with potential collaborators may not lead to the establishment of new collaborative relationships on favorable terms, if at all.  If successful in establishing a collaborative agreement, such agreement may never result in the successful development of products or the generation of significant revenue.  Any such agreements could limit the Company’s flexibility in pursuing alternatives for the development or commercialization of its products. Even if we were to enter into additional collaborative arrangements with third parties, there can be no assurance that the financial condition or results of operations of the Company will significantly improve.

The risks involved with collaborating with strategic partners include, but are not limited to, the following:

•	such strategic partners are likely to be larger, better capitalized companies and therefore have significant leverage in negotiating terms of such collaborative arrangements;

•	such collaborative arrangements could terminate upon the expiration of certain notice periods;

•
collaboration partners may insist on and obtain significant interests in our intellectual property rights, for example, Bayer received an exclusive worldwide right and license of Sontra’s intellectual property rights to make, have made, use, import and sell a continuous transdermal glucose monitoring system utilizing ultrasonic techniques;

•
funding by collaborative partners may be dependent upon the satisfaction of certain goals or “milestones” by certain specified dates, the realization or satisfaction of which may be outside of our control, for example, our receipt of future milestone payments from Bayer is dependent on Bayer’s successful product development efforts, which may not occur on a timely basis, if at all;

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

The design, manufacturing, labeling, distribution, marketing, sales and usage of our products will be subject to extensive and rigorous government regulation in the United States and certain other countries. The process of obtaining and maintaining required regulatory clearances and approvals in the United States is lengthy, expensive and uncertain. In order for us to market our potential products in the United States, we must obtain clearance by means of a 510(k) pre-market notification, or approval by means of a pre-market approval (“PMA”) application, or a new drug application (“NDA”), from the United States Food and Drug Administration (“FDA”). In February 2004, we received 510(k) marketing clearance from the FDA for our SonoPrep® device for use in electrophysiology applications. In August 2004, we received 510(k) marketing clearance from the FDA for the SonoPrep device and procedure tray for use with topical lidocaine. We will need to obtain additional marketing clearances or approvals from the FDA in order to market new products and new uses of existing products. In order to obtain marketing approval for our continuous transdermal glucose monitoring system, we will be required to file a PMA application that demonstrates the safety and effectiveness of the product. If the SonoPrep device is used for the transdermal delivery of a drug for an indication for which the drug has not already been approved, an NDA would be required to be filed and approved by the FDA for such drug before marketing. The PMA and the NDA processes are more rigorous and more comprehensive than the 510(k) clearance process and can take several years from initial filing and require the submission of extensive supporting data and clinical information.

Even if we receive 510(k) clearance or PMA or NDA approval, there can be no assurance that the FDA will not impose strict labeling or other requirements as a condition of our clearance or approval, any of which could limit our ability to market our products under development. Further, if we wish to modify a product after FDA clearance or approval, including changes in indications or other modifications that could affect safety and efficacy, additional clearances or approvals could be required from the FDA. No assurance can be given that such clearances or approvals will be granted by the FDA on a timely basis, or at all. Further, we may be required to submit extensive pre-clinical and clinical data depending on the nature of the changes. Any request by the FDA for additional data or any requirement by the FDA that we conduct additional clinical studies could significantly delay the commercialization of our products and require us to make substantial additional research, development and other expenditures. Similarly, any labeling or other conditions or restrictions imposed by the FDA on the marketing of our potential products could hinder the Company’s ability to effectively market these products.

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

In August 2004, we received 510(k) marketing clearance from the FDA to market our SonoPrep device and procedure tray for use with over-the-counter (OTC) 4% topical lidocaine for dermal anesthesia prior to the insertion of needles or intravenous catheters. In September 2004, we launched our SonoPrep Topical Anesthetic System, which consists of the SonoPrep device and a topical anesthetic procedure tray for usage with OTC 4% topical lidocaine. However, OTC 4% topical lidocaine has not yet been approved by the FDA for the indications covered by the Company’s 510(k) marketing clearance, namely needle sticks or venipuncture. The FDA may require an NDA in order for Sontra to continue to market OTC 4% topical lidocaine for dermal anesthesia prior to the insertion of needles or intravenous catheters.

The Company intends to continue to market the SonoPrep Topical Anesthetic System pursuant to its 510(k) marketing clearance; however if the FDA determines that approval of the NDA is required, the FDA may determine to limit, restrict or delay our ability to market the system, or may rescind our 510(k) marketing clearance. If the FDA determines that an NDA is required, it is likely that our 510(k) marketing clearance would be rescinded, which would have a material adverse effect on our business and results of operations.

We must regain compliance with the listing requirements of Nasdaq or we will be delisted.

Our Common Stock is currently listed for trading on the Nasdaq Capital Market. We must continue to satisfy Nasdaq’s continued listing requirements, including the minimum $2.5 million shareholder equity requirement and the $1 minimum closing bid price requirement, or risk delisting which would have an adverse effect on the Company’s business.

On November 23, 2005, we received notice from Nasdaq that the Company is not in compliance with the $1 minimum closing bid price requirement for continued listing on the Nasdaq Capital Market, as the bid price of our Common Stock closed below $1 per share for 30 consecutive business days.  In accordance with Nasdaq rules, if at any time before May 22, 2006 the bid price of our Common Stock closes at or above $1 per share for a minimum of ten consecutive business days, the Company will be provided written notice that it has regained compliance with the minimum bid price requirement. If compliance cannot be demonstrated by May 22, 2006, we may be granted an additional 180 calendar-day period if we then meet the Nasdaq Capital Market initial listing criteria, except for the bid price requirement. If we are not eligible for this additional compliance period, our Common Stock will be delisted. We intend to monitor the closing bid price of our Common Stock between now and May 22, 2006, and to consider available options if our Common Stock does not trade at a level likely to result in regaining compliance with the Nasdaq minimum bid price requirement.

If the Company’s Common Stock is delisted from the Nasdaq Capital Market, it may trade on the over-the-counter market, which may be a less liquid market. In such case, our shareholders’ ability to trade, or obtain quotations of the market value of, shares of Sontra’s Common Stock would be severely limited because of lower trading volumes and transaction delays. These factors could contribute to lower prices and larger spreads in the bid and ask prices for our Common Stock. In addition, the delisting of the Common Stock from the Nasdaq Capital Market would significantly impair our ability to raise capital in the public markets in the future.

Our potential markets are highly competitive and most participants are larger, better capitalized, and more experienced than Sontra.

The markets in which our products are and may be marketed and sold are intensely competitive, subject to rapid change and significantly affected by new product introductions. Our continuous transdermal glucose monitoring system will compete directly with glucose monitoring products from Roche Diagnostics, LifeScan, Inc., a division of Johnson & Johnson, Bayer Corporation, MediSense, a division of Abbott Laboratories, Medtronic, Inc., Dexcom, SpectRx and TheraSense, Inc. The Company’s SonoPrep® device will also compete with numerous companies developing drug delivery products such as Nektar Therapeutics, Alkermes, Inc., Bioject, Inc., PowderJect Pharmaceuticals PLC, Antares Pharma, Inc., Becton Dickinson & Co., Aerogen, Inc., ALZA Corporation, a division of Johnson & Johnson, Norwood Abbey Limited, Vyteris, Iomed and 3M Company. In the topical lidocaine market, Sontra competes with the existing topical lidocaine products manufactured by Astra and others, and also competes with Norwood Abbey, who has received clearance from the FDA to market a laser poration device and Vyteris, who has received FDA approval to market an iontophoretic device.

Most of these companies are already producing and marketing glucose monitoring or drug delivery products, are either publicly traded or a division of a publicly traded company, and enjoy several competitive advantages over the Company. In addition, several of our competitors have products in various stages of development and commercialization similar to our SonoPrep® device and our continuous transdermal glucose monitoring system. At any time, these companies and others may develop products that compete directly with our proposed product concepts. In addition, Bayer has retained co-exclusive rights to the hospital ICU market and may compete with the Company in such market. Many of our competitors have resources allowing them to spend significantly greater funds for the research, development, marketing and sale of new or existing products, thereby allowing them to respond more quickly to new or emerging technologies and changes in customer requirements. For all of the foregoing reasons, we may not be able to compete successfully against our current and future competitors. If any of our competitors succeeds in developing a commercially viable product and obtaining government approval, our competitive position may be materially adversely affected.

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

In addition to the exclusive license from MIT, as of December 31, 2005 we owned four issued patents and six pending patent applications in the United States and two foreign patent and fifteen pending foreign applications. We can provide no assurance that patents will be issued from the patent applications, or, if issued, that they will be issued in a form that will be advantageous to the Company.

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

We will likely need to raise additional funds through public or private debt or equity financings to fund our operations. If we raise funds by issuing equity securities, the percentage ownership of current shareholders will be significantly reduced and the new equity securities may have rights senior to those of the shares of our Common Stock. If we raise funds by issuing debt securities, we may be required to agree to covenants that substantially restrict our ability to operate our business. We may not obtain sufficient financing on terms that are favorable to investors or us. We may delay, limit or eliminate some or all of our proposed operations if adequate funds are not available.

In addition, upon issuance of the shares of Common Stock issuable upon conversion of the outstanding shares of Series A Preferred Stock and the exercise of outstanding warrants, the percentage ownership of current shareholders will be diluted substantially.

The availability of preferred stock for issuance may adversely affect our shareholders.

Our Articles of Incorporation, as amended, authorize our Board of Directors to fix the rights, preferences and privileges of, and issue up to 10,000,000 shares of, preferred stock with voting, conversion, dividend and other rights and preferences that could adversely affect the voting power or other rights of our shareholders. An aggregate of 7,000,000 shares of Series A Preferred Stock were issued in our private placement in 2003, of which 73,334 shares were issued and outstanding as of December 31, 2005. The issuance of additional preferred stock or rights to purchase preferred stock may have the effect of delaying or preventing a change in control of the Company. In addition, the possible issuance of additional preferred stock could discourage a proxy contest, make more difficult the acquisition of a substantial block of the Company’s Common Stock or limit the price that investors might be willing to pay for shares of the Company’s Common Stock.

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

ITEM 7. FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of
Sontra Medical Corporation
Franklin, Massachusetts

We have audited the accompanying consolidated balance sheets of Sontra Medical Corporation and Subsidiary as of December 31, 2005 and 2004, and the related consolidated statements of loss, changes in stockholders’ equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Sontra Medical Corporation and Subsidiary as of December 31, 2005 and 2004, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ WOLF & COMPANY, P.C.

Boston, Massachusetts
January 25, 2006, except for Note 15 as to which the date is March 9, 2006

SONTRA MEDICAL CORPORATION
Consolidated Balance Sheets

	As of December 31,
	2005	2004

ASSETS
Current Assets:
Cash and cash equivalents	$1,016,792	$2,565,244
Short term investments	3,000,000	6,950,000
Accounts receivable	1,129	16,821
Legal settlement receivable	-	250,000
Inventory, net of reserve for obsolescence	31,250	152,642
Prepaid expenses and other current assets	65,468	69,492
Total current assets	4,114,639	10,004,199

Property and Equipment, at cost:
Computer equipment	241,324	206,970
Office and laboratory equipment	593,576	492,377
Furniture and fixtures	14,288	14,288
Manufacturing equipment	224,888	182,210
Leasehold improvements	177,768	174,698
	1,251,844	1,070,543
Less-accumulated depreciation and amortization	(894,658)	(655,242)
Net property and equipment	357,186	415,301

Other Assets:
Restricted cash	29,248	38,997
Deposits and other assets	207,012	2,000
Total other assets	236,260	40,997

Total assets	$4,708,085	$10,460,497

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts payable	$210,208	$358,530
Deferred revenue	45,000	-
Current portion of note payable	53,653	-
Accrued expenses	416,936	759,051
Total current liabilities	725,797	1,117,581

Note Payable, net of current portion	149,043	-

Commitments

Stockholders' Equity:
Series A Convertible Preferred Stock, $0.01 par value, authorized 7,000,000 shares, issued and outstanding 73,334 shares at December 31, 2005 and 2004
(preference in liquidation of $76,291)	76,291	76,291
Common stock, $0.01 par value, authorized 60,000,000 shares, issued and outstanding
22,261,830 shares at December 31, 2005 and 21,935,732 shares at December 31, 2004	222,618	219,358
Additional paid-in capital	32,658,192	32,674,740
Deferred stock-based compensation	(4,159)	(244,912)
Accumulated deficit	(29,119,697)	(23,382,561)
Total stockholders' equity	3,833,245	9,342,916

Total liabilities and stockholders' equity	$4,708,085	$10,460,497

The accompanying notes are an integral part of these consolidated financial statements.

SONTRA MEDICAL CORPORATION
Consolidated Statements of Loss

	For the Years Ended
	December 31,
	2005	2004
Revenue:
Product revenue	$170,660	$33,565
Licensing revenue	5,000	-
Total revenue	175,660	33,565

Cost of product revenue	251,482	16,680
Gross (loss) profit	(75,822)	16,885

Operating Expenses:
Research and development	3,794,888	3,039,450
Selling, general and administrative	2,055,833	2,423,806
Total operating expenses	5,850,721	5,463,256

Loss from operations	(5,926,543)	(5,446,371)

Other income (expense), net
Interest income	207,699	86,189
Interest expense	(18,292)	-
Other income, net	189,407	86,189

Net loss	(5,737,136)	(5,360,182)
Accretion of dividend and beneficial conversion feature
on Series A Convertible Preferred Stock	(5,867)	(413,901)
Net loss applicable to common shareholders	$(5,743,003)	$(5,774,083)

Net loss per common share, basic and diluted	$(0.26)	$(0.34)

Basic and diluted weighted average common shares outstanding	22,205,025	16,763,798

The accompanying notes are an integral part of these consolidated financial statements.

	SONTRA MEDICAL CORPORATION
Consolidated Statements of Changes in Stockholders' Equity

	Series A Convertible
	Preferred Stock		Common Stock		Additional	Deferred		Total
	Number of	Carrying	Number of	Carrying	Paid-in	Stock-Based	Accumulated	Stockholders'
	Shares	Value	Shares	Value	Capital	Compensation	Deficit	Equity
Balance December 31,2003	6,495,000	$6,628,842	10,102,992	$101,030	$17,952,721	$(372,874)	$(18,022,379)	$6,287,340
Conversion of Series A preferred stock into common stock	(6,421,666)	(6,421,666)	6,421,666	64,217	6,357,449	-	-	-
Dividend paid on converted Series A preferred stock	-	(250,737)	248,371	2,484	248,253	-	-	-
Accretion of Series A preferred stock dividend	-	119,852	-	-	(119,852)	-	-	-
Post merger Choicetel adjustments	-	-	-	-	286,607	-	-	286,607
Exercise of common stock options	-	-	147,532	1,475	155,661	-	-	157,136
Stock issued to 401(k) plan	-	-	113,263	1,133	224,189	-	-	225,322
Options issued for services	-	-	-	-	23,832	-	-	23,832
Amortization and remeasurement of options	-	-	-	-	157,614	127,962	-	285,576
Stock issued upon exercise of warrants	-	-	2,265,908	22,659	3,261,931	-	-	3,284,590
Stock issued from sale of common stock	-	-	2,636,000	26,360	4,126,335	-	-	4,152,695
Net loss	-	-	-	-	-	-	(5,360,182)	(5,360,182)
Balance December 31, 2004	73,334	76,291	21,935,732	219,358	32,674,740	(244,912)	(23,382,561)	9,342,916
Dividend paid on Series A preferred stock		(5,867)	3,262	33	5,834	-	-	-
Accretion of Series A preferred stock dividend	-	5,867	-	-	(5,867)	-	-	-
Exercise of common stock options	-	-	38,543	385	19,615	-	-	20,000
Stock issued to 401(k) plan	-	-	172,793	1,728	309,275	-	-	311,003
Options issued for services	-	-	-	-	82,639	-	-	82,639
Amortization and remeasurement of options	-	-	-	-	(575,972)	240,753	-	(335,219)
Stock issued upon exercise of warrants	-	-	111,500	1,114	163,586	-	-	164,700
Expenses from issuance of common stock	-	-	-	-	(15,658)	-	-	(15,658)
Net loss	-	-	-	-	-	-	(5,737,136)	(5,737,136)
Balance December 31, 2005	73,334	$76,291	22,261,830	$222,618	$32,658,192	$(4,159)	$(29,119,697)	$3,833,245

The accompanying notes are an integral part of these consolidated financial statements.

Sontra Medical Corporation
Consolidated Statements of Cash Flows

	Years Ended December 31,
	2005	2004

Cash Flows From Operating Activities:
Net loss	$(5,737,136)	$(5,360,182)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	239,416	156,901
Stock-based compensation	(252,580)	309,408
Stock issued to 401(k) plan	311,003	225,322
Provision for excess or obsolete inventory	172,000	100,000
Changes in operating assets and liabilities:
Accounts receivable	15,692	1,483,179
Legal settlement receivable	250,000	-
Inventory	(50,608)	(252,642)
Prepaid expenses and other current assets	4,024	(3,417)
Accounts payable	(148,322)	221,720
Deferred revenue	45,000	-
Accrued expenses	(342,115)	293,959
Net cash used in operating activities	(5,493,626)	(2,825,752)

Cash Flows from Investing Activities:
Purchase of property and equipment	(181,301)	(168,714)
Increase in deposits and other assets	(205,012)	-
Decrease in restricted cash	9,749	9,749
Purchases of short term investments	(5,575,000)	(4,450,000)
Sales of short term investments	9,525,000	500,000
Net cash provided by (used in) investing activities	3,573,436	(4,108,965)

Cash Flows From Financing Activities:
Cash received and adjustments to net assets related to ChoiceTel merger	-	36,607
Proceeds from the sale of common stock, net of expenses	(15,658)	4,152,695
Proceeds from note payable	237,541	-
Principal payments on note payable	(34,845)	-
Proceeds from exercise of warrants	164,700	3,284,590
Proceeds from exercise of stock options	20,000	157,136
Net cash provided by financing activities	371,738	7,631,028

Net (Decrease) Increase in Cash and Cash Equivalents	(1,548,452)	696,311
Cash and Cash Equivalents, beginning of period	2,565,244	1,868,933
Cash and Cash Equivalents, end of period	$1,016,792	$2,565,244

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$18,292	$-
Supplemental Disclosure of Non Cash Financing Transactions:
Accretion of dividend on Series A Convertible Preferred Stock	$5,867	$119,852
Conversion of Series A Convertible Preferred Stock into common stock	$-	$6,421,666
Legal settlement receivable included in adjustments to net assets related to ChoiceTel merger	$-	$250,000
Common stock issued for dividends on converted Series A Convertible Preferred Stock	$5,867	$250,737

The accompanying notes are an integral part of these consolidated financials statements.

SONTRA MEDICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2005 and 2004

(1) ORGANIZATION AND BASIS OF PRESENTATION

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

The accompanying consolidated financial statements include the accounts of Sontra Medical Corporation (the “Company”) and its wholly-owned subsidiary, Sontra Medical, Inc. ("SMI") All significant inter-company balances and transactions have been eliminated in consolidation.

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

(b) Cash and Cash Equivalents

 The Company considers all highly liquid investments with maturities of ninety days or less to be cash equivalents. Cash equivalents consist of money market funds as of December 31, 2005 and 2004. The Company maintains its cash in bank deposit accounts which, at times, may exceed the federally insured limits. Restricted cash represents a security deposit on the Company’s leased offices.

(c) Short Term Investments

Short term investments consist of auction rate preferred shares and are classified as “available for sale” under the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 115, Accounting for Certain Investments in Debt and Equity Securities. Accordingly, these investments are carried at fair value which approximates cost. The auction rate preferred shares have maturities up to 90 days.

(d) Accounts Receivable

The Company provides credit terms to customers in connection with sales of the Company’s products. Credit terms, for approved customers, are generally on a net 30-day basis. Management periodically reviews customer account activity in order to assess the adequacy of the allowances provided for potential losses. Factors considered include economic conditions and each customer’s payment history and credit worthiness. Adjustments, if any, are made to reserve balances following the completion of these reviews to reflect management’s best estimate of potential losses. No allowance for doubtful accounts was considered necessary at December 31, 2005 and 2004.

SONTRA MEDICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2005 and 2004-(Continued)

(e) Inventory

Inventories are stated at the lower of cost (first in, first out) or market and consist of the following at December 31, 2005 and 2004:
Category	2005	2004
Raw materials and work-in-process	$157,911	$221,701
Demo inventory	11,872	9,205
Finished goods	1,467	21,736
Less: reserve for obsolescence	(140,000)	(100,000)
Inventory, net	$31,250	$152,642

Work-in-process and finished goods consist of material, labor and overhead. Finished goods consist of completed SonoPrep units and procedure trays. Demo inventory consists of SonoPrep units owned by Sontra in use by customers as well as units used for demonstration purposes. The cost of SonoPrep demo units is amortized to cost of sales over a one year period. The reserve for obsolescence represents inventory that may become obsolete as a result of possible design changes and product enhancements as well as inventory that the Company may use in prototype manufacturing as well as anticipated design changes and product enhancements that will make certain inventory obsolete.

(f) Depreciation and Amortization

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

(g) Long-Lived Assets

In accordance with the SFAS No. 144, Accounting for the Impairment and Disposal of Long-Lived Assets, the Company at least annually evaluates whether events or circumstances have occurred that indicate that the carrying value of these assets may be impaired. The Company believes there has been no significant impairment of its long-lived assets as of each of the balance sheet dates presented.

SONTRA MEDICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2005 and 2004-(Continued)
(h) Stock-Based Compensation

SFAS No. 123, Accounting for Stock-Based Compensation encourages all entities to adopt a fair value based method of accounting for employee stock compensation plans, whereby compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period. However, it also allows an entity to continue to measure compensation cost for those plans using the intrinsic value based method of accounting prescribed by Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, whereby compensation cost is the excess, if any, of the quoted market price of the stock at the grant date (or other measurement date) over the amount an employee must pay to acquire the stock. Stock options issued under the Company’s stock option plans generally have no intrinsic value at the grant date, and under APB No. 25 no compensation cost is recognized for them. For fixed awards with graded vesting, the Company’s policy is to recognize the expense on a straight-line basis.

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

	Year Ended December 31,
	2005	2004
Net loss—as reported	$(5,737,136)	$(5,360,182)
Add: stock-based employee compensation under APB No. 25	(378,334)	230,334
Deduct: stock-based employee compensation determined under SFAS No. 123	(2,039,109)	(1,170,474)
Pro forma net loss	(8,154,579)	(6,300,322)
Accretion of preferred stock dividend and beneficial conversion feature of preferred stock	(5,867)	(413,901)
Net loss applicable to common stockholders - pro forma	$(8,160,446)	$(6,714,223)
Basic and diluted net loss per share, as reported	$(0.26)	$(0.34)
Basic and diluted net loss per share, pro forma	$(0.37)	$(0.40)

On May 24, 2005, the Company approved the acceleration of vesting of all outstanding unvested stock options with exercise prices equal to or greater than $1.45 per share previously awarded to its employees, including its executive officers, and its directors under the Company’s equity compensation plans. The acceleration of vesting is effective for stock options outstanding as of May 24, 2005. Options to purchase an aggregate of 836,441 shares of common stock (of which options to purchase an aggregate of 481,266 shares of common stock are held by executive officers of the Company and options to purchase an aggregate of 16,900 shares of common stock are held by directors of the Company) have been accelerated. The weighted average exercise price of the accelerated options is $1.95. Under the recently issued SFAS No. 123(R), Share-Based Payment, the Company will be required to apply the expense recognition provisions under SFAS No. 123(R) beginning January 1, 2006. The Company believes that accelerating the vesting of the identified stock options will reduce the Company’s compensation charges in subsequent periods. There was no impact on the modification date as the exercise price of the modified options exceeded the fair value of the common stock or the Company determined that no employees will vest in options that would otherwise have been forfeited or become unexercisable.

(i) Concentration of Credit Risk

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

SONTRA MEDICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2005 and 2004-(Continued)

 (j) Financial Instruments

SFAS No. 107, Disclosures about Fair Value of Financial Instruments, requires disclosure about fair value of financial instruments. The estimated fair market value of the Company’s financial instruments, which include cash and cash equivalents, restricted cash, accounts receivable, accounts payable and notes payable, approximates their carrying value due to the short-term nature of these instruments and their market terms.

(k) Comprehensive Loss

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

(l) Net Loss per Common Share

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

(m) Segment Information

SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, established standards for reporting information regarding operating segments and for related disclosures about products and services and geographical areas. Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision maker, or decision making group, in making decisions regarding resource allocation and assessing performance. To date, the Company has viewed its operations and manages its business as principally one operating segment, which is development of transdermal diagnostics and drug delivery products for sale to the medical market. As of December 31, 2005 and 2004, all of the Company’s assets were located in the United States.

(n) Research and Development Expenses

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

(o) Income Taxes

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

SONTRA MEDICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2005 and 2004-(Continued)

(p) Deferred Revenue

Deferred revenue consists of the unearned portion of a $50,000 payment received from The Horticulture and Food Research Institute of New Zealand Limited (“HortResearch”) in conjunction with a license and collaboration agreement. In November 2005, HortResearch paid the Company $50,000 for a one year option to license the Company’s ultrasonic skin permeation technology. Under the agreement, the Company is obligated to perform certain training and consulting services over the one year period. Accordingly, the $50,000 payment is being recognized as revenue ratably over the one year service period.

(q) Revenue Recognition

For product revenue, revenues are recognized when persuasive evidence of an arrangement exists in the form of a signed non-cancelable purchase order, the product is shipped, the selling price is fixed and determinable, and collection is reasonably assured. For licensing payments the Company will defer revenue if a performance obligation exists and will recognize revenue in the future as the Company meets the obligation.

(r) Reclassifications

Certain comparative amounts have been reclassified to correspond with the current year's presentation.

(s) Recent Accounting Pronouncements

In December 2004, FASB issued SFAS No. 123(R) (revised 2004), Share-Based Payment, which is a revision of SFAS No. 123, Accounting for Stock Based Compensation. SFAS No. 123(R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees and amends SAS No. 95, Statements of Cash Flows. Generally the approach in SFAS No. 123(R) is similar to the approach described in SFAS No. 123. However, SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is not an alternative. SFAS No. 123(R) must be adopted no later than the first interim period for fiscal years beginning after December 15, 2005. The Company is expected to adopt SFAS No. 123(R) on January 1, 2006.

SFAS No. 123(R) permits public companies to adopt its requirements using one of two methods: a “modified prospective” approach or a “modified retrospective” approach. Under the modified prospective approach, compensation cost is recognized beginning with the effective date based on the requirements of SFAS 123(R) for all share-based payments granted after the effective date and the requirements of SFAS No. 123(R) for all awards granted to employees prior to the effective date of SFAS No. 123(R) that remain unvested on the effective date. The modified retrospective approach includes the requirements of the modified prospective approach but also permits entities to restate based on the amounts previously recognized under SFAS No. 123 for purposes of pro forma disclosures either for all prior periods presented or prior interim periods of the year of adoption. The Company expects to adopt the modified prospective approach.

As permitted by SFAS No. 123, the Company currently accounts for the share-based payments to employees using APB Opinion No. 25’s intrinsic value method and, as such, generally recognizes no compensation cost for employee stock options. However, grants of stock to employees have historically been recorded at fair value as required under existing accounting standards. The Company expects the adoption of SFAS No. 123(R) not to have a material effect on its results of operations. However, the Company’s results of operations could be materially affected by share-based payments issued after the adoption of SFAS 123(R). Had the Company adopted SFAS No. 123(R) in prior periods, the impact of that standard would have approximated the impact of SFAS No. 123 as described in Note 2(h) above.

SFAS No. 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than an operating cash flow under current accounting literature. Since the Company does not have the benefit of tax deductions in excess of recognized compensation cost, because of its net operating loss position, the change will have no immediate impact on the Company’s consolidated financial statements.

SONTRA MEDICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2005 and 2004-(Continued)

    In December 2004, FASB issued SFAS No. 151, Inventory Costs - an Amendment of ARB No. 43, Chapter 4. SFAS 151 clarifies the accounting for inventory when there are abnormal amounts of idle facility expense, freight, handling costs, and wasted materials. Under existing accounting principles, items such as idle facility expense, excessive spoilage, double freight, and re-handling costs may be “so abnormal” as to require treatment as current period charges rather than recorded as adjustments to the value of the inventory. SFAS No. 151 requires that those items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal.” In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The provisions of this Statement shall be effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The adoption of SFAS 151 is not expected to have a material impact on the Company’s financial position or results of operations.

In December 2004, FASB issued SFAS No. 153, Exchanges of Non-monetary Assets to amend APB Opinion 29 by eliminating the exception for non-monetary exchanges of similar productive assets and replaces it with general exception for exchanges of non-monetary assets that do not have commercial substance.  A non-monetary exchange is defined to have commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The provisions of this Statement shall be effective for non-monetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The adoption of SFAS No. 153 is not expected to have a material effect on the Company’s financial position or results of operations.

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

Years Ended December 31, 2005 and 2004-(Continued)

(4) COMMITMENTS

Operating lease

The Company leases 12,999 square feet of office, laboratory and manufacturing space in Franklin, Massachusetts under a lease expiring March 10, 2008. Future minimum rental payments under this operating lease are approximately as follows:

Amount
For the years ended December 31,
2006	$163,000
2007	171,000
2008	33,000
Total	$367,000

    The Company’s rent expense was approximately $152,000 and $129,000 for the years ended December 31, 2005 and 2004, respectively.

Other Commitment

The Company has issued a purchase order for $289,000 of manufacturing equipment. To date, the Company has made payments totaling $205,000 and is obligated to pay the remaining balance due of $84,000 upon receipt and acceptance of the equipment which the Company expects to occur in March 2006.

(5) PATENT LICENSE AGREEMENT

Effective June 30, 1998, SMI entered into a patent license agreement with the Massachusetts Institute of Technology (MIT) that granted SMI an exclusive right and license to certain existing and future MIT patents that relate to ultrasound enhancement of transdermal drug delivery.

The Company is obligated to pay MIT a minimum annual license maintenance fee of $25,000 which is creditable towards the payment of royalties. This license maintenance fee is payable on January 1 of each year thereafter to the end of the term of the patent rights or until the agreement is terminated. The Company is obligated to pay MIT royalties up to 2% of net sales of products and processes using the licensed patents (the Licensed Products and Licensed Processes) used, leased or sold by the Company and/or its affiliates, as defined.

(6) NOTE PAYABLE

In May 2005, the Company entered into a note payable agreement with a third-party lender for financing equipment purchases in the amount of $237,541. The note is repayable over a four year term and the Company is obligated to make monthly interest and principal payments of $6,017. Interest accrues at annual rate of 10.39% and the note is secured by certain property and equipment of the Company. Interest expense related to this note was $18,292 for the year ended December 31, 2005.

A summary of the note payable maturities at December 31, 2005 is as follows:
Amount
For the years ended December 31,
2006	$53,653
2007	59,501
2008	65,986
2009	23,556
Total	202,696
Less current maturities	53,653
Non-current portion	$149,043

SONTRA MEDICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2005 and 2004-(Continued)

(7) SERIES A CONVERTIBLE PREFERRED STOCK

    The Company is authorized in its Articles of Incorporation, as amended, to issue up to 10,000,000 shares of preferred stock with the rights, preferences and privileges to be fixed by the board of directors. The board of directors has authorized and designated the issuance of up 7,000,000 shares of Series A Convertible Preferred Stock with the rights, preferences and privileges as described below. At December 31, 2005 and 2004, 73,334 shares of Series A Convertible Preferred Stock were outstanding.

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

               In conjunction with the 8% dividend on the Series A Convertible Preferred Stock, the Company accreted dividends of $5,867 and $119,852 for the years ended December 31, 2005and 2004, respectively. In 2005, the Company paid an annual dividend of $5,867 in the form of 3,262 shares of Common Stock. During the year ended December 31, 2004, 6,421,666 shares of Series A Convertible Preferred Stock were converted into common shares and there was a preferred dividend paid on such converted shares of $246,283 in the form of 246,283 shares of Common Stock. In 2004, the Company paid an annual dividend of $4,454 in the form of 2,088 shares of Common Stock.

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

(8) COMMON STOCK

The Company has authorized 60,000,000 shares of common stock, $0.01 par value per share, of which 22,261,830 and 21,935,732 shares were issued and outstanding, as of December 31, 2005 and 2004, respectively.

In December 2004, the Company issued 2,636,000 shares of Common Stock upon the closing of a private placement of stock that raised proceeds of $4,152,695 net of placement fee and other offering costs. In 2005, the Company incurred additional offering costs of $15,658 related to this financing. In connection with the financing, the Company issued warrants to the investors to purchase 1,054,400 shares of common stock. In addition, the Company issued warrants to the placement agent to purchase 131,800 shares of Common Stock. The warrants have a five-year term and are exercisable at $2.45 per share. The Company has the right to terminate the warrants, upon thirty days notice, in the event that the closing price of the Company’s common stock for twenty consecutive trading days is equal or greater than $4.90 per share. The warrants shall be exercisable during the thirty day notice period.

During 2005, 111,500 shares of Common Stock were issued upon the exercise of warrants for proceeds of $164,700, 172,793 shares were issued to the 401(k) plan, 38,543 shares were issued upon the exercise of stock options for proceeds of $20,000 and 3,262 shares were issued upon the payment of dividends for the Series A Convertible Preferred Stock.

During 2004, the Company issued 2,265,908 shares of common stock upon the exercise of warrants issued in connection with the Series A Convertible Preferred Stock Financing that provided the Company with proceeds of $3,284,590.

SONTRA MEDICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2005 and 2004-(Continued)

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

                   As of December 31, 2005, the Company had the following reserves established for the future issuance of common stock as follows:

Reserve for 401(k) plan	604,847
Reserve for exercise of warrants	6,758,792
Reserve for the conversion of and dividends on Series A ConvertiblePreferred Stock	375,050
Reserve for the exercise of stock options	4,153,177
Total reserves	11,891,866

(9) STOCK OPTION PLANS

In 1997, the Company adopted the 1997 Long-term Incentive and Stock Option Plan (the “1997 Plan”). Pursuant to the 1997 Plan, the Board of Directors (or committees and/or executive officers delegated by the Board) may grant incentive and nonqualified stock options to the Company’s employees, officers, directors, consultants and advisors. The Company has reserved an aggregate of 1,500,000 shares of Common Stock for issuance upon exercise of options granted under the 1997 Plan. As of December 31, 2005, there were options to purchase an aggregate of 1,374,457 shares of Common Stock outstanding under the 1997 Plan, and 41,003 shares available for option grants hereunder.

In connection with the Merger, the Company assumed all outstanding options under the 1999 Sontra Medical, Inc. Stock Option and Incentive Plan (the “1999 Plan”). The Company may not grant any additional options under the 1999 Plan. The Company assumed options to purchase an aggregate of 845,172 shares of Common Stock under the 1999 Plan. As of December 31, 2005, there were options to purchase an aggregate of 440,288 shares of Common Stock outstanding under the 1999 Plan.

In March 2003, the Board of Directors adopted the 2003 Stock Option and Incentive Plan (the “2003 Plan”). The 2003 Plan was approved by the stockholders in May 2003. Pursuant to the 2003 Plan, the Board of Directors (or committees and/or executive officers delegated by the Board) may grant incentive and nonqualified stock options, restricted stock and other stock-based awards to the Company’s employees, officers, directors, consultants and advisors. The Company has reserved an aggregate of 2,377,429 shares of Common Stock for issuance upon exercise of options granted under the 2003 Plan. The 2003 Plan provides that the number of shares authorized for issuance will automatically increase each January 1 by the greater of 4% of the outstanding number of shares of Common Stock on the immediately preceding December 31 or the aggregate number of shares made subject to equity-based awards during the one year prior to such January 1; or, in either case, such lesser number as may be approved by the Board. The maximum aggregate number of shares that may be authorized for issuance under the 2003 Plan for all periods is 2,500,000. As of December 31, 2005, there were options to purchase an aggregate of 1,319,912 shares of Common Stock outstanding under the 2003 Plan and 977,517 shares available for option grants hereunder. On January 1, 2006, the number of shares authorized for issuance under the 2003 Plan automatically increased by 122,571 shares to 2,500,000.

Options granted generally vest 25% on the first anniversary of the vesting start date and 2.5% monthly thereafter. However, certain options granted were allowed accelerated vesting. Vested options expire after a ten-year period from the date of grant. Vesting for options under the 1997 Plan were 100% vested on the date of grant.

SONTRA MEDICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2005 and 2004-(Continued)

Stock-Based Compensation

On July 24, 2002 the Company granted under the 1997 Plan an option to purchase 50,000 shares to a member of the Scientific Advisory Board with a four year vesting schedule. On May 21, 2003 the Company granted under the 2003 Plan an option to purchase 50,000 shares to a member of the Scientific Advisory Board with a four year vesting schedule. The Company re-measures the fair value of these options each quarter using the Black-Scholes option pricing model and records the corresponding non-cash expense throughout the vesting period of these options. As a result, for the year ended December 31, 2005, the Company decreased additional paid-in capital and deferred compensation by $25,000 and $68,000, respectively and recorded a non-cash compensation expense of $43,000 in the Statement of Loss. For the year ended December 31, 2004, the Company increased additional paid-in capital by $4,000 and decreased deferred compensation by $51,000, respectively, and recorded a non-cash compensation expense of $55,000 in the Statement of Loss. As of December 31, 2005, the fair value of these options has been fully expensed and there will be no additional charges in future periods.

On September 23, 2002, the Company repriced and/or exchanged certain options previously granted, pursuant to the Plans, to the Chief Executive Officer and Chief Financial Officer, which relate to a total of 850,000 shares of the Company’s Common Stock. The new exercise prices for these options are between $.5189 and $2.55 per share. The Company records the compensation expense over the vesting period and re-measures the intrinsic value each period throughout the life of these options. As a result for the year ended December 31, 2005, the Company decreased additional paid-in capital by $551,000 and decreased deferred compensation by $170,000, and recorded a non-cash compensation benefit of $381,000 in the Statement of Loss. For the year ended December 31, 2004, the Company increased additional paid-in capital by $153,000 and decreased deferred compensation by $74,000, and recorded a non-cash compensation expense of $227,000 in the Statement of Loss.

During the quarter ended September 30, 2003, one employee received an option with intrinsic value on the grant date of $12,000. As a result, for the years ended December 31, 2005 and 2004, the Company decreased deferred compensation by $3,000 and recorded non-cash compensation expense of $3,000 in the Statements of Loss.

During the year ended December 31, 2005, the Company granted options to purchase 65,000 shares of the Company’s common stock at an exercise price of $1.52 to consultants serving on the Company’s scientific advisory board. The options were fully vested on the grant date. The fair value of these options was determined to be $83,000 which was recorded as additional paid-in capital and non-cash compensation expense in the Statement of Loss.

During the year ended December 31, 2004, the Company granted options to purchase 15,000 shares of the Company’s common stock at prices between $1.88 and $1.99 to consultants. These options were fully vested and the fair value of $24,000 was recorded as additional paid-in capital and non-cash compensation expense in the Statement of Loss.

Information with respect to all activity under the 1997, 1999 and 2003 Plans is as follows:

	Number of Shares	Weighted Average Exercise Price
Balance December 31, 2003	2,767,454	$1.62
Granted	466,333	2.16
Cancelled	(138,476)	1.47
Exercised	(147,532)	1.07
Balance December 31, 2004	2,947,779	1.74
Granted	361,579	1.64
Cancelled	(136,158)	2.34
Exercised	(38,543)	.52
Balance December 31, 2005	3,134,657	$1.72
Options exercisable at December 31, 2005	2,956,670
Options available for future grant, December 31, 2005	1,018,520

All of the options issued from the 1997, 1999 and 2003 stock option plans have been previously approved by the Company’s stockholders.

 SONTRA MEDICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 Years Ended December 31, 2005 and 2004-(Continued)

    SFAS No. 123 requires the measurement of the fair value of stock options, to be included in the statement of operations or disclosed in the notes to financial statements (see Note 2). For the year ended December 31, 2005 and 2004, the Company continued to account for stock-based compensation for employees under APB Opinion No. 25, Accounting for Stock Issued to Employees, and has elected the disclosure-only alternative under SFAS Nos. 123 and 148 using the Black-Scholes option pricing model prescribed by SFAS No. 123. Commencing in 2006, the Company will include in the statements of operations the fair value of stock options as required under SFAS No. 123(R).

The assumptions used and weighted average information for the years ended December 31, 2005 and 2004 were as follows:

	2005	2004
Risk-free interest rate	4.56%	4.00%
Expected dividend yield	—	—
Expected lives	10 years	10 years
Expected volatility	104%	136%
Weighted average fair value per share of options granted	$1.64	$1.77

A summary of options outstanding at December 31, 2005, is as follows:
	Decemember 31, 2005
	Options Outstanding			Options Exercisable
Exercise Price	Number	Weighted Average Remaining Life (years)	Weighted Average Exercise Price	Number	Weighted Average Exercise Price
$.10 - $.52	470,288	6.43	$0.49	299,801	$0.48
$1.05 - $1.99	1,473,455	7.44	$1.54	1,465,955	$1.54
$2.00 - $2.55	1,190,914	7.22	$2.43	1,190,914	$2.43
Outstanding at end of year	3,134,657	7.28	$1.72	2,956,670	$1.72

(10) WARRANTS

At December 31, 2005, the Company had the following outstanding warrants:
	Number of Shares Exercisable	Exercise Price	Date of Expiration
Granted to investors in private placement	5,012,000	$1.50	9/15-10/15/2008
Granted to placement agent in private placement	410,592	$1.20	9/15-10/15/2008
Granted to investors and placement agent in private placement	1,186,200	$2.45	12/8-12/15/2009
Granted to investor in former subsidiary	150,000	$5.00	2/23/2010
Total	6,758,792
Weighted average exercise price		$1.73
Weighted average duration in years			3.96

SONTRA MEDICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2005 and 2004-(Continued)

(11) BAYER LICENSE AGREEMENT

On July 28, 2003, the Company and Bayer Diagnostics Division of Bayer Healthcare LLC (“Bayer”) executed a definitive license agreement pursuant to which the Company granted to Bayer an exclusive worldwide right and license of the Company’s intellectual property rights to make, have made, use, import and sell the continuous transdermal glucose monitoring system utilizing ultrasonic techniques. In consideration of the license and the Company’s delivery of all information, materials and know-how related to the licensed technology in 2003, Bayer paid the Company a one-time, non-refundable license fee of $1.5 million in January 2004. On December 14, 2005, the parties amended the license agreement, pursuant to which the Company reacquired the co-exclusive rights to make, have made, use, import and sell the continuous transdermal glucose monitoring system utilizing ultrasonic techniques in the worldwide hospital intensive care unit (ICU) market, and the Company granted Bayer a right of first refusal to market any hospital ICU product(s) that we may develop. If Bayer does not market Sontra’s hospital ICU product(s), then Sontra shall pay Bayer a royalty equal to 1% of Sontra’s net product sales. In addition, upon Bayer’s completion of the first phase of its development of the continuous glucose monitoring system, Bayer shall pay a $2.0 million milestone payment to Sontra. Such milestone payment shall be paid no later than December 31, 2007, otherwise Bayer’s exclusive license rights under the amended license agreement shall become co-exclusive and Bayer’s marketing rights to Sontra’s hospital ICU product(s) shall terminate. The parties are no longer obligated under the amended license agreement to enter into one or more joint development agreements related to the continuous transdermal glucose monitoring system; however, in the second phase of Bayer’s product development process, the parties will agree upon reasonable royalty rates to be paid to Sontra for product sales by Bayer and the parties may also negotiate a commercially reasonable manufacturing agreement pursuant to which Sontra would supply Bayer with the SonoPrep ultrasonic skin permeation component of the continuous glucose monitoring system.

(12) INCOME TAXES

No provision or benefit for federal or state income taxes has been recorded, as the Company has incurred a net loss for all periods presented, and has provided a valuation allowance against its deferred tax assets.

At December 31, 2005, the Company had federal net operating loss carryforwards of approximately $29,017,000, which will expire in varying amounts beginning in 2018. The Company also had research and development tax credit carryforwards of approximately $573,000 which will begin to expire in 2018 unless previously utilized. The United States Tax Reform Act of 1986 contains provisions that may limit the Company’s net operating loss carryforwards available to be used in any given year in the event of significant changes in the ownership interests of significant stockholders, as defined.

Significant components of the Company’s net deferred tax asset are as follows:

	December 31,
	2005	2004
Deferred Tax Assets
Net operating loss carryforwards	$11,645,000	$8,146,000
Research credit carryforward	573,000	465,000
Other temporary differences	38,000	17,000
Total deferred tax assets	12,256,000	8,628,000
Valuation allowance	(12,256,000)	(8,628,000)
Net deferred tax asset	$—	$—

    In 2005 and 2004, the Company’s valuation allowance increased by $3,628,000 and $2,015,000, respectively. SFAS No. 109 requires that a valuation allowance be recorded when it is more likely than not that some portion or all of the deferred tax assets will not be realized. Since the Company cannot be assured of realizing the deferred tax asset, a full valuation allowance has been provided.

 SONTRA MEDICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2005 and 2004-(Continued)

(13) EMPLOYEE BENEFIT PLANS

The Company sponsors a 401(k) Plan that covers all eligible employees. Employees must be 21 years of age or older as of the plan’s entry dates. In addition, employees become eligible to participate in the 401(k) Plan on the entry date occurring on or immediately after meeting the eligibility requirements, as long as they are in a group of employees eligible to participate on that entry date. Participants may contribute up to 20% of their compensation, not to exceed the maximum allowable by Internal Revenue Service regulations. Prior to June 30, 2002, the 401(k) Plan did not provide for employer matching contributions. In July 2002, the plan was amended to include a Company matching contribution equal to 100% of the participant’s contribution up to the first 3% of compensation and 50% of the next 2% of compensation. In addition the Company may make profit sharing contributions at its discretion. The matching contribution and the profit sharing contribution are payable in cash or in the Company’s common stock, at the discretion of the Board. For the year ended December 31, 2005, the Company contributed 172,793 shares of Company common stock to the 401(k) plan and recorded compensation expense of $311,000. For the year ended December 31, 2004, the Company contributed 113,263 shares of Company common stock to the 401(k) plan and recorded compensation expense of $225,000.

(14) LITIGATION

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

(15) SUBSEQUENT EVENT

2006 Financing

In March  2006, the Company completed a financing (the “Financing”) with selected qualified purchasers that provided the Company with net proceeds of approximately $1.6  million pursuant to the terms of a Common Stock and Warrant Purchase Agreement, dated as of March 7, 2006 (the “Purchase Agreement”). Under the terms of the Purchase Agreement, at the initial closing of the Financing on March  7, 2006, investors purchased 4,390,995 shares of the Company’s Common Stock in a private placement at a per share purchase price of $0.40. The investors also received warrants (the “Warrants”) to purchase up to 4,390,995 shares of Common Stock. The Warrants are exercisable beginning six months from the issue date at a per share price of $0.58 and will expire no later than the fifth anniversary of the issue date. In addition, the Company shall have the right to terminate the Warrants, upon thirty days notice, in the event that the closing price of the Company’s common stock for twenty consecutive trading days is equal to or greater than $1.16 per share. Additional closings of the Financing at which the Company may issue up to 65,359 additional shares of Common Stock and additional warrants to purchase up to 65,359 shares of Common Stock on the same terms as the initial closing may be held through March 17, 2006.

The Company agreed to pay to the placement agent for the Financing for its services: (a) a cash fee equal to 7% of the aggregate capital raised by the Company from investors introduced to the Company by the placement agent, excluding the proceeds from any Warrant exercises; (b) warrants to purchase a number of shares of Common Stock of the Company equal to 7% of the total number of shares of Common Stock issued to investors introduced to the Company by the placement agent, excluding shares of Common Stock to be issued upon Warrant exercises or in connection with the payment of dividends or interest, on the identical terms and conditions (including exercise price) with the Warrants issued to the investors in the Financing; and (c) a $25,000 legal expense allowance.

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

ITEM 8B. OTHER INFORMATION

None.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Incorporated by reference to the portions of the Definitive Proxy Statement entitled “Election of Directors,” “Directors and Executive Officers,” “The Board of Directors and its Committees,” “Audit Committee Financial Expert,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Involvement in Legal Proceedings.”

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

Equity Compensation Plan Information as of December 31, 2005

The following table sets forth certain information regarding the Company’s equity compensation plans as of December 31, 2005. The Company has no equity compensation plans not previously approved by security holders.
	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	3,134,657	$1.72	1,018,520(1)

Equity compensation plans not approved by security holders	N/A	N/A	N/A

Total	3,134,657	$1.72	1,018,520

(1)   Consists of 41,003 shares authorized for issuance under the Company’s 1997 Long-Term Incentive and Stock Option Plan and 977,517 shares authorized for future issuance under the Company’s 2003 Stock Option and Incentive Plan (the “2003 Plan”). The Company initially reserved an aggregate of 750,000 shares of Common Stock for issuance upon exercise of options granted under the 2003 Plan. The 2003 Plan provides that the number of shares authorized for issuance will automatically increase each January 1 (beginning in 2004) by the greater of (i) 4% of the outstanding number of shares of Common Stock on the immediately preceding December 31, or (ii) the aggregate number of shares made subject to equity-based awards during the one year prior to such January 1; or, in either case, such lesser number as may be approved by the Board. The maximum aggregate number of shares that may be authorized for issuance under the 2003 Plan for all periods is 2,500,000. As of December 31, 2005, there were options to purchase an aggregate of 1,399,912 shares of Common Stock outstanding under the 2003 Plan. On January 1, 2006, the number of shares authorized for issuance under the 2003 Plan automatically increased by 122,571 shares, reaching the 2,500,000 maximum aggregate number of shares that may be authorized for issuance thereunder.

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

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 15, 2006.

SONTRA MEDICAL CORPORATION

By:	/S/ THOMAS W. DAVISON
Name:	Thomas W. Davison
Title:	President and Chief Executive Officer

By:	/S/ SEAN F. MORAN
Name:	Sean F. Moran
Title:	Chief Financial Officer

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 15, 2006.

Signature and Title	Signature and Title

/S/ MICHAEL R. WIGLEY	/S/ JOSEPH F. AMARAL
Michael R. Wigley	Joseph F. Amaral
Chairman of the Board	Director

/S/ THOMAS W. DAVISON	/S/ GARY S. KOHLER
Thomas W. Davison	Gary S. Kohler
Chief Executive Officer, President and Director (Principal Executive Officer)	Director

/S/ SEAN F. MORAN	/S/ ROBERT S. LANGER
Sean F. Moran	Robert S. Langer
Chief Financial Officer (Principal Financial and Accounting Officer)	Director

/S/ GERARD E. PUORRO	/S/ BRIAN F. SULLIVAN
Gerard E. Puorro	Brian F. Sullivan
Director	Director

EXHIBIT INDEX

Exhibit Number	Description of Document

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

3.3
Articles of Amendment of Second Amended and Restated Articles of Incorporation, dated May 25, 2005 is incorporated herein by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K dated May 24, 2005 (File No. 000-23017).

3.4
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

10.2*
1997 Long-Term Incentive and Stock Option Plan, as amended, is incorporated by reference to Exhibit 10.3 of the Registrant’s Quarterly Report on Form 10-QSB for the period ended June 30, 2002 (File No. 000-23017).

10.3*	Sontra Medical, Inc. 1999 Stock Option and Incentive Plan is incorporated by reference to Exhibit 10.31 of the Registrant’s Registration Statement on Form S-4 (File No. 333-86814).

10.4*
Employment Agreement between the Registrant and Sean Moran, dated June 22, 2002, is incorporated herein by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-QSB for the period ended June 30, 2002 (File No. 000-23017).

10.5
License Agreement, dated as of July 28, 2003, by and between the Registrant and Bayer Healthcare LLC is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated July 28, 2003 (File No. 000-23017).

10.6
Amendment No. 1 to License Agreement, dated as of December 14, 2005, by and between the Registrant and Bayer Healthcare LLC is incorporated herein by reference to Exhibit 99.2 to the Registrant’s Current Report on Form 8-K dated December 14, 2005 (File No. 000-23017).

10.7
Lease Agreement between the Registrant and Forge Park Investors LLC dated January 24, 2003 is incorporated herein by reference to Exhibit 10.13 to the Registrant’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2002 (File No. 000-23017).

Exhibit Number	Description of Document

10.8
Patent License Agreement (Exclusive) between SMI and the Massachusetts Institute of Technology dated June 30, 1998 (incorporated by reference to Exhibit 10.39 of the Registrant’s Registration Statement on Form S-4; Registration No. 333-86814).

10.9*	401(k) Retirement Plan is incorporated herein by reference to Exhibit 10.15 to the Registrant’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2002 (File No. 000-23017).

10.10	Form of Subscription Agreement is incorporated herein by reference to Appendix C to the Registrant’s Definitive Schedule 14A filed September 8, 2003 (File No. 000-23017).

10.11	Form of Series A Unit Supplemental Agreement is incorporated herein by reference to Appendix F to the Registrant’s Definitive Schedule 14A filed September 8, 2003 (File No. 000-23017).

10.12
Pre-Emptive Rights Granted to Purchasers of Series A Preferred Stock of the Registrant is incorporated herein by reference to Exhibit 99.2 to the Registrant’s Current Report on Form 8-K dated October 14, 2003 (File No. 000-23017).

10.13	Form of Common Stock Purchase Warrant is incorporated herein by reference to Appendix E to the Registrant’s Definitive Schedule 14A filed September 8, 2003 (File No. 000-23017).

10.14	Form of Placement Agent Common Stock Purchase Warrant is incorporated herein by reference to Exhibit 99.4 to the Registrant’s Registration Statement on Form S-3 (File No. 333-109716).

10.15
Common Stock and Warrant Purchase Agreement, dated as of December 8, 2004, by and among the Company and the investors listed on Schedule 1 thereto, is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated December 8, 2004 (File No. 000-23017).

10.16	Form of Common Stock Purchase Warrant is incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated December 8, 2004 (File No. 000-23017).

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