Form 10QSB
period 2006-03-31
SONTRA MEDICAL CORP
filed 2006-05-12
CIK 1031927

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

Commission File Number: 000-23017

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

As of May 10, 2006, the Registrant had 27,141,897 shares of Common Stock outstanding.

Transitional Small Business Disclosure Format (Check one):    Yes  ☐    No  ☒

FORM 10-QSB -Table of Content

SONTRA MEDICAL CORPORATION
Consolidated Balance Sheets
	As of,
	March 31,	December 31,
	2006	2005
	(Unaudited)
ASSETS:
Current Assets:
Cash and cash equivalents	$2,023,187	$1,016,792
Short term investments	2,300,000	3,000,000
Accounts receivable	11,590	1,129
Inventory, net of reserve for obsolescence	49,010	31,250
Prepaid expenses and other current assets	104,320	65,468
Total current assets	4,488,107	4,114,639

Property and Equipment, at cost:
Computer equipment	245,365	241,324
Office and laboratory equipment	593,576	593,576
Furniture and fixtures	14,288	14,288
Manufacturing equipment	490,455	224,888
Leasehold improvements	177,768	177,768
	1,521,452	1,251,844
Less - accumulated depreciation and amortization	(933,943)	(894,658)
Net property and equipment	587,509	357,186

Other Assets:
Restricted cash	19,949	29,248
Deposits and other assets	2,000	207,012
Total other assets	21,949	236,260

Total assets	$5,097,565	$4,708,085

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts payable	$229,714	$210,208
Deferred revenue	32,499	45,000
Current portion of note payable	55,059	53,653
Accrued expenses	185,697	416,936
Total current liabilities	502,969	725,797

Note Payable, net of current portion	134,740	149,043

Commitments

Stockholders' Equity:
Series A Convertible Preferred Stock, $0.01 par value, authorized 7,000,000 shares, issued and outstanding 73,334 shares at March 31, 2006 and December 31, 2005
(preference in liquidation of $77,738)	77,738	76,291
Common stock, $0.01 par value, authorized 60,000,000 shares, issued and outstanding
27,103,491 shares at March 31, 2006 and 22,261,830 shares at December 31, 2005	271,035	222,618
Additional paid-in capital	34,458,521	32,658,192
Deferred stock-based compensation	-	(4,159)
Accumulated deficit	(30,347,438)	(29,119,697)
Total stockholders' equity	4,459,856	3,833,245

Total liabilities and stockholders' equity	$5,097,565	$4,708,085

The accompanying notes are an integral part of these consolidated financial statements.

SONTRA MEDICAL CORPORATION
Consolidated Statements of Loss
(Unaudited)

	Three Months Ended
	March 31,
	2006	2005
Revenue:
Product revenue	$14,526	$116,053
Licensing revenue	12,501	-
Total revenue	27,027	116,053

Cost of product revenue	30,513	80,154
Gross (loss) profit	(3,486)	35,899

Operating Expenses:
Research and development	763,358	906,300
Selling, general and administrative	495,061	473,809
Total operating expenses	1,258,419	1,380,109

Loss from operations	(1,261,905)	(1,344,210)

Other income (expense), net
Interest income	39,318	53,030
Interest expense	(5,154)	-
Net loss	(1,227,741)	(1,291,180)

Accretion of dividend on Series A Convertible Preferred Stock	(1,447)	(1,447)
Net loss applicable to common shareholders	$(1,229,188)	$(1,292,627)

Net loss per common share, basic and diluted	$(0.05)	$(0.06)

Basic and diluted weighted average common shares outstanding	23,597,289	22,131,657

The accompanying notes are an integral part of these consolidated financial statements.

Sontra Medical Corporation
Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended
	March 31,
	2006	2005

Cash Flows From Operating Activities:
Net loss	$(1,227,741)	$(1,291,180)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	39,285	41,414
Stock-based compensation (benefit)	5,006	(207,795)
Provision for excess or obsolete inventory	20,000	-
Changes in assets and liabilities:
Accounts receivable	(10,461)	(79,022)
Legal settlement receivable	-	250,000
Inventory	(37,760)	31,191
Prepaid expenses and other current assets	(38,852)	(68,509)
Accounts payable	19,505	(79,709)
Deferred revenue	(12,501)	-
Accrued expenses	(10,558)	(239,259)
Net cash used in operating activities	(1,254,077)	(1,642,869)

Cash Flows from Investing Activities:
Purchase of property and equipment	(64,596)	(112,521)
Decrease in restricted cash	9,299	-
Purchases of short term investments	-	(2,950,000)
Sales of short term investments	700,000	2,950,000
Net cash provided by (used in) investing activities	644,703	(112,521)

Cash Flows From Financing Activities
Proceeds from the sale of common stock, net of expenses	1,628,666	(15,658)
Payments on note payable	(12,897)	-
Proceeds from the exericse of warrants	-	127,500
Proceeds from the exericse of stock options	-	20,000
Net cash provided by financing activities	1,615,769	131,842

Net Increase (Decrease) in Cash and Cash Equivalents	1,006,395	(1,623,548)
Cash and Cash Equivalents, beginning of period	1,016,792	2,565,244
Cash and Cash Equivalents, end of period	$2,023,187	$941,696

Supplemental Disclosure of Non Cash Financing Transactions:

Accretion of dividend on Series A Convertible Preferred Stock	$1,447	$1,447

Fair value of common stock issued for accrued 401(k) plan contributions	$220,680	$243,910

Deposits reclassified to property and equipment	$205,012	$-

The accompanying notes are an integral part of these consolidated financial statements.

SONTRA MEDICAL CORPORATION
Notes to Consolidated Financial Statements
March 31, 2006
(Unaudited)

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

The accompanying consolidated financial statements include the accounts of Sontra Medical Corporation (the “Company”) and its wholly-owned subsidiary, Sontra Medical, Inc. ("SMI"). All significant inter-company balances and transactions have been eliminated in consolidation. These financial statements should be read in conjunction with the Company's audited financial statements and related footnotes for the fiscal year ended December 31, 2005, which are included in the Company'sAnnual Report on Form 10-KSB filed with the SEC on March 15, 2006. In the opinion of the Company's management, the unaudited condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and include all adjustments (consisting only of normal recurring accruals) necessary to present fairly the Company's financial position as of March 31, 2006 and the results of operations and cash flows for the three ended March 31,2006 and 2005. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the relevant SEC rules and regulations. However, the Company believes that its disclosures are adequate to make the information presented not misleading. The results of operations for the interim periods are not necessarily indicative of the results of operations for the full fiscal year or any other interim period.

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

(b) Cash and Cash Equivalents

 The Company considers all highly liquid investments with maturities of ninety days or less to be cash equivalents. Cash equivalents consist of money market funds as of March 31, 2006 and December 31, 2005. The Company maintains its cash in bank deposit accounts which, at times, may exceed the federally insured limits. Restricted cash represents a security deposit on the Company’s leased offices.

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

(d) Accounts Receivable

The Company provides credit terms to customers in connection with sales of the Company’s products. Credit terms, for approved customers, are generally on a net 30-day basis. Management periodically reviews customer account activity in order to assess the adequacy of the allowances provided for potential losses. Factors considered include economic conditions and each customer’s payment history and credit worthiness. Adjustments, if any, are made to reserve balances following the completion of these reviews to reflect management’s best estimate of potential losses. No allowance for doubtful accounts was considered necessary at March 31, 2006 and December 31, 2005.

SONTRA MEDICAL CORPORATION
Notes to Consolidated Financial Statements
March 31, 2006
(Unaudited)

  (     e) Inventory

Inventories are stated at the lower of cost (first in, first out) or market. Work-in-process and finished goods consist of material, labor and overhead. Finished goods consist of completed SonoPrep units and procedure trays. Demo inventory consists of SonoPrep units owned by Sontra in use by customers as well as units used for demonstration purposes. The cost of SonoPrep demo units is amortized to cost of sales over a one year period. The reserve for obsolescence represents inventory that may become obsolete as a result of possible design changes and product enhancements as well as inventory that the Company may use in prototype manufacturing as well as anticipated design changes and product enhancements that will make certain inventory obsolete. The Company increased its reserve for obsolete or excess inventory by $20,000 during the quarter ended March 31, 2006 and had a reserve of $160,000 at March 31, 2006.

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

   (g) Stock-Based Compensation

On January 1, 2006, the Company adopted the provisions of SFAS No. 123(R), Share-Based Payment, which is a revision of SFAS No. 123, Accounting for Stock Based Compensation. There was no cumulative effect to the Company as a result of adopting this new accounting principle. Under SFAS No. 123(R), the Company now recognizes compensation costs resulting from the issuance of stock-based awards to employees and directors as an expense in the statement of loss based on a measurement of fair value for each stock award. Prior to January 1, 2006, the Company accounted for its stock-based employee and director awards under the recognition and measurement principles of Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, as permitted under SFAS No. 123. Under this intrinsic value method, compensation expense represented the excess, if any, of the quoted market price of the Company’s common stock at the grant date over the exercise price.

The Company’s policy is to grant employee and director stock options with an exercise price equal to the fair value of the Company’s common stock at the date of grant, therefore recording no compensation expense under APB No. 25. Prior to the adoption of SFAS No. 123(R), the Company had expensed all share-based payments to non-employees, as defined under SFAS No. 123, based upon the fair value of such grants.

SFAS No. 123(R) permits public companies to adopt one of two transition methods; a “modified prospective” approach or a “modified retrospective” approach. Under the modified prospective approach, compensation cost is recognized beginning with the effective date of SFAS 123(R) for all share-based payments granted after the effective date of SFAS No. 123(R) and for all awards granted to employees prior to the effective date of SFAS No. 123(R) that remain unvested on the effective date. The Company adopted the modified prospective approach.

SONTRA MEDICAL CORPORATION
Notes to Consolidated Financial Statements
March 31, 2006
(Unaudited)

For the quarter ended March 31, 2005, the Company applied APB No. 25 and related interpretations in accounting for stock options issued to employees and directors. Had compensation cost for the Company’s stock options issued to employees and directors been determined based on the fair value at the grant dates consistent with SFAS No. 123, the Company’s net loss and net loss per share would have been adjusted to the pro forma amounts indicated below:

Three Months Ended March 31,
2005
Net loss—as reported	$(1,291,180)

Add: stock-based employee compensation expense (benefit) under APB No. 25	(213,429)
Deduct: stock-based employee compensation determined under SFAS No. 123	(311,752)
Pro forma net loss applicable to common stockholders	(1,816,361)
Accretion of preferred stock dividend and beneficial conversion feature of preferred stock	(1,447)
Pro forma net loss	$(1,817,808)

Basic and diluted loss per share, as reported	$(0.06)
Basic and diluted loss per share, pro forma	$(0.08)

On May 24, 2005, the Company approved the acceleration of vesting of all outstanding unvested stock options with exercise prices equal to or greater than $1.45 per share previously awarded to its employees, including its executive officers, and its directors under the Company’s equity compensation plans. The acceleration of vesting was effective for stock options outstanding as of May 24, 2005. Options to purchase an aggregate of 836,441 shares of common stock (of which options to purchase an aggregate of 481,266 shares of common stock were held by executive officers of the Company and options to purchase an aggregate of 16,900 shares of common stock were held by directors of the Company) have been accelerated. The weighted average exercise price of the accelerated options was $1.95. There was no charge to the income statement on the modification date as the exercise price of the modified options exceeded the fair value of the common stock.

On March 16, 2006, the Company issued to employees options to purchase 1,019,639 shares of common stock at $0.51 per share. The options have a 10 year contractual life and vest over 3.5 years . The Company determined the fair value of these options to be approximately $420,000 using the Black-Scholes option pricing model. This amount, which is net of estimated forfeitures will be charged to expense over the vesting period. In the three months ended March 31, 2006 the Company recorded $5,000 of non-cash stock compensation expense selling, general and administrative expense in the statement of loss.

The assumptions used for options granted in the three months ended March 31, 2006 and 2005 were as follows:

	2006	2005
Risk-free interest rate	5.00%	4.50%
Expected dividend yield	—	—
Expected lives	6.75 years	10 years
Expected volatility	105.85%	55.97%

In the three months ended March 31, 2006, the Company used the average of the contractual term of the options and the vesting period as its estimate of the expected life, as permitted under SEC Staff Accounting Bulletin No. 107. The Company estimated the forfeiture rate using historical information since inception for the Company.

SONTRA MEDICAL CORPORATION
Notes to Consolidated Financial Statements
March 31, 2006
(Unaudited)

Information with respect to all option activity is as follows:

	Number of	Weighted Average
	Shares	Exercise Price
Balance December 31, 2005	3,134,657	$1.72
Granted	1,019,639	$0.51
Cancelled	(30,000)	$2.10
Exercised	-	-
Balance March 31, 2006	4,124,296	$1.42

Options exercisable at March 31, 2006	2,965,913
Options available for future grant, March 31, 2006	151,452

The weighted average fair value of the options granted in the three months ended March 31, 2006 is $0.44.

A summary of options outstanding at March 31, 2006, is as follows:

	March 31, 2006
	Options Outstanding			Options Exercisable
		Weighted	Weighted		Weighted
		Average Remaining	Average Exercise		Average Exercise
Exercise Price	Number	Live (years)	Price	Number	Price
$.10-.$52	1,489,927	8.80	$0.50	331,544	$0.48
$1.05-$1.99	1,473,455	7.19	$1.54	1,473,455	$1.54
$2-$2.55	1,160,914	6.93	$2.43	1,160,914	$2.43
Outstanding at March 31, 2006	4,124,296	7.27	$1.42	2,965,913	$1.42

(h) Net Loss per Common Share

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

(i) Research and Development Expenses

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

In the quarter ended March 31, 2006, the Company billed $12,000 under a Small Business Innovation Research (“SBIR”) grant totaling $70,000 from the U.S. Army. This amount has been net against research and development expenses.

(j) Deferred Revenue

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

SONTRA MEDICAL CORPORATION
Notes to Consolidated Financial Statements
March 31, 2006
(Unaudited)

(k) Revenue Recognition

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

(l) Reclassifications

Certain comparative amounts have been reclassified to correspond with the current year's presentation.

(3) NOTE PAYABLE

In May 2005, the Company entered in a note payable agreement with a third-party lender in the amount of $237,000. The note is repayable over a four year term and the Company is obligated to make monthly interest and principal payments of $6,017. Interest accrues at annual rate of 10.39% and the note is secured by certain property and equipment of the Company. Interest expense related to this note was $5,154 for the three months ended March 31, 2006.

(4) COMMITMENTS

The Company leases 12,999 square feet of office, laboratory and manufacturing space in Franklin, Massachusetts under a lease expiring March 10, 2008. Future minimum rental payments under this operating lease are approximately as follows:

Amount
For the years ended December 31,
2006	$163,000
2007	171,000
2008	33,000
Total	$367,000

(5) COMMON STOCK FINANCING

 In March  2006, the Company completed a financing (the “Financing”) with selected qualified purchasers that provided the Company with net proceeds of $1,629,000 pursuant to the terms of a Common Stock and Warrant Purchase Agreement (the “Purchase Agreement”). Under the terms of the Purchase Agreement, investors purchased 4,456,354 shares of the Company’s Common Stock in a private placement at a per share purchase price of $0.40. The investors also received warrants (the “Warrants”) to purchase up to 4,456,354 shares of Common Stock. The Warrants are exercisable beginning six months from the issue date at a per share price of $0.58 and will expire no later than the fifth anniversary of the issue date. In addition, the Company shall have the right to terminate the Warrants, upon thirty days notice, in the event that the closing price of the Company’s common stock for twenty consecutive trading days is equal to or greater than $1.16 per share.

The Company agreed to pay to the placement agent for the Financing for its services: (a) a cash fee equal to 7% of the aggregate capital raised by the Company from investors introduced to the Company by the placement agent, excluding the proceeds from any Warrant exercises; (b) warrants to purchase a number of shares of Common Stock of the Company equal to 7% of the total number of shares of Common Stock issued to investors introduced to the Company by the placement agent, excluding shares of Common Stock to be issued upon Warrant exercises or in connection with the payment of dividends or interest, on the identical terms and conditions (including exercise price) with the Warrants issued to the investors in the Financing; and (c) a $25,000 legal expense allowance. The fair value of these warrants using the Black-Scholes option pricing model was approximately $167,000 which was recorded as a debit and credit to additional paid-in capital.

SONTRA MEDICAL CORPORATION
Notes to Consolidated Financial Statements
March 31, 2006
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

(7) LITIGATION

 In December 2004, the Company entered into an agreement with the Puerto Rican Telephone Company (“PRTC”) regarding alleged rate overcharges by PRTC related to the activity of ChoiceTel prior to the Merger of ChoiceTel with the Company. Pursuant to the agreement, the Company agreed to waive certain legal claims against PRTC in exchange for $250,000. The Company recorded the $250,000 payment as an adjustment to increase the net assets of ChoiceTel as it related to the resolution of a pre-acquisition contingency and consequently the Company recorded a receivable and additional paid in capital of $250,000 in 2004. The Company subsequently received the $250,000 settlement payment in January 2005.

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

Sontra Medical Corporation is the pioneer of SonoPrep®, a non-invasive ultrasonic skin permeation technology for medical and therapeutic applications. Our proprietary ultrasound mediated skin permeation technology is a non-invasive and painless method of enhancing the flow of fluids and molecules across the protective membrane of the stratum corneum, the outer layer of the skin. To date, we have tested the feasibility of our SonoPrep technology for various applications, including glucose monitoring, transdermal drug delivery, vaccination and topical lidocaine delivery. The Company has received 510(k) marketing clearance from the FDA for our SonoPrep device for the transdermal delivery of 4% topical lidocaine and in electrophysiology applications. In September 2004, we launched our SonoPrep Topical Anesthetic System, which consists of the SonoPrep device and a topical anesthetic procedure tray for usage with OTC 4% topical lidocaine. During the three months ended March 31, 2006, we recorded product revenue of $15,000.

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

In 2006, stock-based compensation expense, a non-cash expense, represents the fair value of the options on the grant date. Prior to 2006, stock-based compensation expense represented the fair value or intrinsic value (the difference between the exercise price and fair value of common stock) of the option on the grant date. Certain stock-based compensation expense was remeasured each period and amortized over the vesting period of the applicable options.

Results of Operations

Comparison of the three months ended March 31, 2006 and 2005

Licensing Revenue

 License Revenue consists of the $13,000 earned portion of a $50,000 payment received in November 2005 from HortResearch.

Gross Profit

 The Company recorded product revenue of $15,000 and a gross loss of $3,000 for the three months ended March 31, 2006 versus $116,000 of revenue and a gross profit of $36,000 for the three months ended March 31, 2005. Due to the low level of sales experienced to date that might result in future obsolescence, the Company increased its inventory obsolescence reserve in the first quarter of 2006 by $20,000 and recorded a charge to Cost of Product Revenue in the Statement of Loss.

Research and Development Expenses

Research and development expenses decreased by $143,000 to $763,000 for the three months ended March 31, 2006 from $906,000 for the three months ended March 31, 2005. The decrease was primarily attributable to a decrease in clinical trial costs of $41,000 and a decrease in personnel costs of $80,000. The Company billed $12,000 to the U.S. Army under a SBIR grant that was recorded as a reduction of Research and Development expenses in the three months ended March 31, 2006.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased by $21,000 to $495,000 for the three months ended March 31, 2006 from $474,000 for the three months ended March 31, 2005. The increase for the three months ended March 31, 2006 was primarily attributable to the Company recognizing a stock-based compensation benefit of $208,000 in the quarter ended March 31, 2005, versus recognizing stock compensation expenses of $5,000 in the first quarter of 2006. This increase in stock compensation expense was offset by decreases in selling and marketing personnel costs of $59,000, topical lidocaine marketing promotional costs of $44,000, general and administrative personnel costs of $29,000, consulting costs of $31,000 and public company expenses of $15,000.

Interest Income and Interest Expense

Interest income was $39,000 for the three months ended March 31, 2006 compared to interest income of $53,000 for the three months ended March 31, 2005. The decrease in interest income for the three months ended March 31, 2006 was primarily attributable to the Company having a lower amount of cash and short term investments on hand in 2006 as compared to 2005.

Interest expense of $5,000 for the three months ended March 31, 2006 was related to the note payable issued in May 2005.

Liquidity and Capital Resources

The Company has financed its operations since inception primarily through private sales of its common and preferred stock, the issuance of convertible promissory notes, and the cash it received in connection with the Merger. As of March 31, 2006, the Company had $4,323,000 of cash and cash equivalents and short term investments.

Net cash used in operating activities was $1,254,000 for the three months ended March 31, 2006. The net loss for the three months ended March 31, 2006 was $1,228,000 and included in this loss were non-cash expenses of $39,000 for depreciation and amortization, $20,000 provision for obsolete or excess inventory and stock compensation expense of $5,000. Increases in accounts receivable, inventory and prepaid expenses used $87,000 of cash and while an increase in accounts payable provided $20,000 and decreases in deferred revenue and accrued expenses used $23,000 of cash.

Net cash provided by investing activities was $645,000 for the three months ended March 31, 2006. The proceeds from the sales of short term investments provided $700,000. Purchases of property and equipment used $65,000.

Net cash provided by financing activities was $1,616,000 for the three months ended March 31, 2006. The issuance of common stock provided $1,629,000 and payments on the note payable used $13,000.

The Company expects that the cash and short term investments of $4,323, 000 at March 31, 2006 will be sufficient to meet its cash requirements through January 2007. The Company will be required to raise a substantial amount of capital in the future before it completes the commercialization of its products and achieves profitability. The Company’s ability to fund its future capital requirements will depend on many factors, including the following:

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

We have generated limited revenue and have had operating losses since our inception. Our historical accumulated deficit was approximately $30,347,438 as of March 31, 2006. It is possible that the Company will never generate sufficient revenue to achieve and sustain profitability. Even if the Company reaches profitability, it may not be able to sustain or increase profitability. We expect our operating losses to continue for the foreseeable future as we continue to expend substantial resources to conduct research and development, feasibility and clinical studies, obtain regulatory approvals for specific use applications of our SonoPrep® technology, identify and secure collaborative partnerships, and manage and execute our obligations in strategic collaborations.

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

We recently amended our license agreement with the Diabetes Care Division of Bayer Healthcare LLC (“Bayer”) and reacquired the worldwide co-exclusive rights to develop and market our continuous transdermal glucose monitoring system utilizing the SonoPrep ultrasonic skin permeation technology for the hospital intensive care unit (ICU) market. The Company has completed the first prototypes and expects to begin human clinical studies in 2006 at leading Boston-area hospitals, with members of our Clinical Advisory Board serving as principal investigators. Although we believe the clinical rationale exists for our continuous transdermal glucose monitoring system for the ICU market, there can be no assurance that such a market will be established, or that we will be able to successfully develop a product that will prove effective for the ICU market or gain market acceptance should such a market develop. The product development process may take several years and will require substantial capital outlays. If the ICU market does not develop as we expect, or if we are unable to successfully develop a product for such market on a timely basis and within cost constraints, then our business and financial results will be materially adversely affected. In addition, under the terms of our license agreement, Bayer has rights to our technology and has retained co-exclusive rights to the hospital ICU market and may compete with the Company in such market. If Bayer determines to compete with the Company in the ICU market, our financial results will be adversely affected.

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

On November 23, 2005, we received notice from Nasdaq that the Company is not in compliance with the $1 minimum closing bid price requirement for continued listing on the Nasdaq Capital Market, as the bid price of our Common Stock closed below $1 per share for 30 consecutive business days.  In accordance with Nasdaq rules, if at any time before May 22, 2006 the bid price of our Common Stock closes at or above $1 per share for a minimum of ten consecutive business days, the Company will be provided written notice that it has regained compliance with the minimum bid price requirement. Based on our current stock price we do not expect that we will be in compliance with such $1 minimum closing bid price requirement by May 22, 2006 and we expect to then receive a notice from Nasdaq that our Common Stock will be delisted. We expect that we will then file an appeal with Nasdaq if we obtain such a notice.  In addition, our Board of Directors has adopted resolutions, subject to shareholder approval at our annual meeting of shareholders to be held on May 23, 2006, to allow the Board to effect, in its discretion, a 1-for-10 or a 1-for-5 reverse stock split of our Common Stock in the event that it determines that such reverse stock split is appropriate and in the best interests of the Company and its shareholders.

If the Company’s Common Stock is delisted from the Nasdaq Capital Market, it may trade on the over-the-counter market, which may be a less liquid market. In such case, our shareholders’ ability to trade, or obtain quotations of the market value of, shares of Sontra’s Common Stock would be severely limited because of lower trading volumes and transaction delays. These factors could contribute to lower prices and larger spreads in the bid and ask prices for our Common Stock. In addition, the delisting of the Common Stock from the Nasdaq Capital Market may impair our ability to raise capital in the public markets in the future.

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

In addition to the exclusive license from MIT, as of March 31, 2006 we owned four issued patents and six pending patent applications in the United States and two foreign patent and fifteen pending foreign applications. We can provide no assurance that patents will be issued from the patent applications, or, if issued, that they will be issued in a form that will be advantageous to the Company.

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

Our stock price has been volatile and may fluctuate in the future.

The trading price of our Common Stock may fluctuate significantly. This price may be influenced by many factors, including:

•	our financial condition, performance and prospects;

•	the depth and liquidity of the market for our Common Stock;

•	our ability to enter into successful collaborative arrangements with strategic partners for research and development, clinical testing, and sales and marketing;

•	sales by selling shareholders of shares issued and issuable in connection with our private placements in 2003, 2004 and 2006;

•	investor perception of us and the industry in which we operate;

•	general financial and other market conditions; and

•	domestic and international economic conditions.

Public stock markets have experienced extreme price and trading volume volatility, particularly in the technology and life sciences sectors of the market. This volatility has significantly affected the market prices of securities of many technology companies for reasons frequently unrelated to or disproportionately impacted by the operating performance of these companies. These broad market fluctuations may adversely affect the market price of our Common Stock. In addition, fluctuations in our stock price may have made our stock attractive to momentum, hedge or day-trading investors who often shift funds into and out of stocks rapidly, exacerbating price fluctuations in either direction particularly when viewed on a quarterly basis.

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

Our Articles of Incorporation, as amended, authorize our Board of Directors to fix the rights, preferences and privileges of, and issue up to 10,000,000 shares of, preferred stock with voting, conversion, dividend and other rights and preferences that could adversely affect the voting power or other rights of our shareholders. An aggregate of 7,000,000 shares of Series A Preferred Stock were issued in our private placement in 2003, of which 73,334 shares were issued and outstanding as of March 31, 2006. The issuance of additional preferred stock or rights to purchase preferred stock may have the effect of delaying or preventing a change in control of the Company. In addition, the possible issuance of additional preferred stock could discourage a proxy contest, make more difficult the acquisition of a substantial block of the Company’s Common Stock or limit the price that investors might be willing to pay for shares of the Company’s Common Stock.

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

PART II: OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

2006 Private Placement

On March 7, 2006 and March 16, 2006, the Company completed a financing (the “Financing”) with selected qualified purchasers that provided the Company with net proceeds of approximately $1.6 million pursuant to the terms of a Common Stock and Warrant Purchase Agreement, dated as of March  7, 2006 (the “Purchase Agreement”). Under the terms of the Purchase Agreement, investors purchased 4,456,354 shares of the Company’s Common Stock in a private placement at a per share purchase price of $0.40. The investors also received warrants (the “Warrants”) to purchase up to 4,456,354 shares of Common Stock. The Warrants are exercisable beginning six months from the issue date at a per share price of $0.58 and will expire no later than the fifth anniversary of the issue date. In addition, the Company shall have the right to terminate the Warrants, upon thirty days notice, in the event that the closing price of the Company’s common stock for twenty consecutive trading days is equal to or greater than $1.16 per share.  In the Financing, a trust for the benefit of the children of Michael R. Wigley, Chairman of the Board of Directors of the Company, purchased 375,000 shares of Common Stock and Warrants for the purchase of 375,000 shares of Common Stock, for an aggregate purchase price of $150,000.00. The Company intends to use the net proceeds from the Financing for working capital and general corporate purposes.

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

We did not repurchase any shares of Common Stock during the first quarter of fiscal 2006.

Item 5. Other Information

During the first quarter of fiscal 2006, we made no material changes to the procedures by which shareholders may recommend nominees to our Board of Directors, as described in our most recent proxy statement.

Item 6. Exhibits

The Exhibits listed in the Exhibit Index immediately preceding such Exhibits are filed with or incorporated by reference in this report.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SONTRA MEDICAL CORPORATION

Date: May 11, 2006	By:	/s/ THOMAS W. DAVISON
Thomas W. Davison President and Chief Executive Officer

Date: May 11, 2006	By:	/s/ SEAN F. MORAN
Sean F. Moran Chief Financial Officer

EXHIBIT INDEX

10.1
Common Stock and Warrant Purchase Agreement, dated as of March 7, 2006, by and among the Company and the investors listed on Schedule 1 thereto is incorporated herein by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K dated March 7, 2006 (File No. 000-23017).

10.2	Form of Common Stock Purchase Warrant is incorporated herein by reference to Exhibit 99.2 to the Registrant’s Current Report on Form 8-K dated March 7, 2006 (File No. 000-23017).
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.