Form 10QSB
period 2006-06-30
SONTRA MEDICAL CORP
filed 2006-08-11
CIK 1031927

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

As of August 10, 2006, the Registrant had 2,720,799 shares of Common Stock outstanding.

Transitional Small Business Disclosure Format (Check one):    Yes  ☐    No  ☒

FORM 10-QSB INDEX

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements

SPECIAL NOTE

All share numbers and share prices provided in this Quarterly Report on Form 10-QSB have been adjusted to reflect the 1-for-10 reverse stock split of Sontra’s Common Stock effected on August 11, 2006.

SONTRA MEDICAL CORPORATION

Consolidated Balance Sheets

	As of,
	June 30, 2006	December 31, 2005
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$711,531	$1,016,792
Short term investments	2,300,000	3,000,000
Accounts receivable	—	1,129
Inventory, net of reserve for obsolescence	44,509	31,250
Prepaid expenses and other current assets	71,840	65,468

Total current assets	3,127,880	4,114,639

Property and Equipment, at cost:
Computer equipment	248,175	241,324
Office and laboratory equipment	593,576	593,576
Furniture and fixtures	14,288	14,288
Manufacturing equipment	522,796	224,888
Leasehold improvements	177,768	177,768

	1,556,603	1,251,844
Less-Accumulated depreciation and amortization	(981,347)	(894,658)

Net property and equipment	575,256	357,186

Other Assets:
Restricted cash	19,949	29,248
Deposits and other assets	2,000	207,012

Total other assets	21,949	236,260

Total assets	$3,725,085	$4,708,085

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$225,457	$210,208
Deferred revenue	19,999	45,000
Current portion of note payable	56,501	53,653
Accrued expenses	321,999	416,936

Total current liabilities	623,956	725,797

Note Payable, net of current portion	120,063	149,043

Commitments

Stockholders’ Equity:
Series A Convertible Preferred Stock, $0.01 par value, authorized 7,000,000 shares, issued and outstanding 73,334 shares at June 30, 2006 and December 31, 2005 (preference in liquidation of $ 79,201)	79,201	76,291

Common stock, $0.01 par value, authorized 60,000,000 shares, issued and outstanding 2,714,190 shares at June 30, 2006 and 2,226,183 shares at December 31, 2005	27,142	22,262
Additional paid-in capital	34,830,914	32,858,548
Deferred stock-based compensation	—	(4,159)
Accumulated deficit	(31,956,191)	(29,119,697)

Total stockholders’ equity	2,981,066	3,833,245

Total liabilities and stockholders’ equity	$3,725,085	$4,708,085

The accompanying notes are an integral part of these consolidated financial statements.

(Reflects 1-for-10 reverse stock split on August 11, 2006)

Sontra Medical Corporation

Consolidated Statements of Loss

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Revenue:
Product revenue	$12,414	$32,350	$26,940	$148,403
Licensing revenue	12,500	—	25,001	—

Total revenue	24,914	32,350	51,941	148,403
Cost of product revenue	21,777	16,706	52,290	96,859

Gross profit (loss)	3,137	15,644	(349)	51,544

Operating Expenses:
Research and development	922,884	1,039,495	1,686,243	1,945,796
Selling, general and administrative	725,955	784,967	1,221,015	1,253,775

Total operating expenses	1,648,839	1,824,462	2,907,258	3,199,571

Loss from operations	(1,645,702)	(1,808,818)	(2,907,607)	(3,148,027)

Other Income (Expense):
Interest income	41,765	59,451	81,083	107,480
Interest expense	(4,816)	(2,005)	(9,970)	(2,005)

Other income, net	36,949	57,446	71,113	105,475

Net loss	(1,608,753)	(1,751,372)	(2,836,494)	(3,042,552)
Accretion of dividend on Series A Convertible
Preferred Stock	(1,463)	(1,463)	(2,910)	(2,910)

Net loss applicable to common shareholders	$(1,610,216)	$(1,752,835)	$(2,839,404)	$(3,045,462)

Net loss per common share, basic and diluted	$(0.59)	$(0.79)	$(1.12)	$(1.37)

Basic and diluted weighted average common shares outstanding	2,714,021	2,219,230	2,534,678	2,216,214

The accompanying notes are an integral part of these consolidated financial statements.

(Reflects 1-for-10 reverse stock split effective on August 11, 2006)

Sontra Medical Corporation

Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30,
	2006	2005
Cash Flows From Operating Activities:
Net loss	$(2,836,494)	$(3,042,552)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	86,689	84,728
Stock-based compensation expense (benefit)	118,347	(23,058)
Provision for excess or obsolete inventory	37,000	—
Changes in assets and liabilities:
Accounts receivable	1,129	16,821
Legal settlement receivable	—	250,000
Inventory	(50,259)	(34,801)
Prepaid expenses and other current assets	(6,372)	(15,093)
Accounts payable	15,249	(82,472)
Deferred revenue	(25,001)	—
Accrued expenses	146,866	(64,878)

Net cash used in operating activities	(2,512,846)	(2,911,305)

Cash Flows from Investing Activities:
Purchase of property and equipment	(99,748)	(140,423)
Decrease in restricted cash	9,299	9,749
Purchases of short term investments	—	(4,325,000)
Sales of short term investments	700,000	5,275,000

Net cash provided by investing activities	609,551	819,326

Cash Flows From Financing Activities:
Proceeds (expenses) from the sale of common stock, net of expenses	1,624,166	(15,658)
Proceeds from note payable	—	237,541
Payments on note payable	(26,132)	(10,030)
Proceeds from the exercise of warrants	—	127,500
Proceeds from the exercise of stock options	—	20,000

Net cash provided by financing activities	1,598,034	359,353

Net Decrease in Cash and Cash Equivalents	(305,261)	(1,732,626)
Cash and Cash Equivalents, beginning of period	1,016,792	2,565,244

Cash and Cash Equivalents, end of period	$711,531	$832,618

Supplemental Disclosure of Non Cash Financing Transactions:
Accretion of dividend on Series A Convertible Preferred Stock	$2,910	$2,910

Fair value of common stock issued for accrued 401(k) plan contributions and accrued profit sharing bonus	$241,803	$259,080

Deposits reclassified to property and equipment	$205,012	$—

The accompanying notes are an integral part of these consolidated financial statements.

(Reflects 1-for-10 reverse stock split effective on August 11, 2006)

SONTRA MEDICAL CORPORATION

Notes to Consolidated Financial Statements

June 30, 2006

(Unaudited)

(1) ORGANIZATION AND BASIS OF PRESENTATION

The Company is a medical company engaged in the development of transdermal diagnostic and drug delivery products based on its SonoPrep® ultrasonic skin permeation technology. On an historical basis since its inception, the Company has devoted substantially all of its efforts toward product research and development, conducting clinical studies, raising capital and marketing products under development. The Company has incurred significant losses from operations since its inception and has primarily funded these losses through issuances of equity and convertible promissory notes.

The accompanying consolidated financial statements include the accounts of Sontra Medical Corporation (the “Company”) and its wholly-owned subsidiary, Sontra Medical, Inc. (“SMI”). All significant inter-company balances and transactions have been eliminated in consolidation. These financial statements should be read in conjunction with the Company’s audited financial statements and related footnotes for the fiscal year ended December 31, 2005, which are included in the Company’s Annual Report on Form 10-KSB filed with the SEC on March 15, 2006. In the opinion of the Company’s management, the unaudited condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and include all adjustments (consisting only of normal recurring accruals) necessary to present fairly the Company’s financial position as of June 30, 2006 and the results of operations and cash flows for the three and six months ended June 30, 2006 and 2005. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the relevant SEC rules and regulations. However, the Company believes that its disclosures are adequate to ensure that the information presented is not misleading. The results of operations for the interim periods are not necessarily indicative of the results of operations for the full fiscal year or any other interim period.

On July 24, 2006, the Company’s Board of Directors approved a 1-for-10 reverse stock split of the Company’s Common Stock (see Note 8). The reverse stock split was effective on August 11, 2006. All share and per share information has been retroactively restated to reflect the reverse stock split.

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying financial statements reflect the application of the following accounting policies:

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

(b) Cash and Cash Equivalents

The Company considers all highly liquid investments with maturities of ninety days or less to be cash equivalents. Cash equivalents consist of money market funds as of June 30, 2006 and December 31, 2005. The Company maintains its cash in bank deposit accounts which, at times, may exceed the federally insured limits. Restricted cash represents a security deposit on the Company’s leased offices.

SONTRA MEDICAL CORPORATION

Notes to Consolidated Financial Statements

June 30, 2006

(Unaudited)

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

(d) Accounts Receivable

The Company provides credit terms to customers in connection with sales of the Company’s products. Credit terms, for approved customers, are generally on a net 30-day basis. Management periodically reviews customer account activity in order to assess the adequacy of the allowances provided for potential losses. Factors considered include economic conditions and each customer’s payment history and credit worthiness. Adjustments, if any, are made to reserve balances following the completion of these reviews to reflect management’s best estimate of potential losses. No allowance for doubtful accounts was considered necessary at June 30, 2006 and December 31, 2005.

(e) Inventory

Inventories are stated at the lower of cost (first in, first out) or market. Work-in-process and finished goods consist of material, labor and overhead. Finished goods consist of completed SonoPrep units and procedure trays. Demo inventory consists of SonoPrep units owned by Sontra in use by customers as well as units used for demonstration purposes. The cost of SonoPrep demo units is amortized to cost of sales over a one year period. As of June 30, 2006, the SonoPrep demo inventory was fully amortized. The reserve for obsolescence represents inventory that may become obsolete as a result of possible design changes and product enhancements as well as inventory that the Company may use in prototype manufacturing as well as anticipated design changes and product enhancements that will make certain inventory obsolete. The Company increased its reserve for obsolete or excess inventory by $17,000 during the quarter ended June 30, 2006 and had a reserve of $177,000 at June 30, 2006.

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

SONTRA MEDICAL CORPORATION

Notes to Consolidated Financial Statements

June 30, 2006

(Unaudited)

(g) Stock-Based Compensation

On January 1, 2006, the Company adopted the provisions of SFAS No. 123(R), Share-Based Payment, which is a revision of SFAS No. 123, Accounting for Stock Based Compensation. There was no cumulative effect to the Company as a result of adopting this new accounting principle. Under SFAS No. 123(R), the Company now recognizes compensation costs resulting from the issuance of stock-based awards to employees and directors as an expense in the statement of loss over the service period based on a measurement of fair value for each stock award. Prior to January 1, 2006, the Company accounted for its stock-based employee and director awards under the recognition and measurement principles of Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, as permitted under SFAS No. 123. Under this intrinsic value method, compensation expense represented the excess, if any, of the quoted market price of the Company’s common stock at the grant date over the exercise price. Prior to the adoption of SFAS No. 123(R), the Company had certain options subject to variable accounting. For these options, the intrinsic value was recomputed each reporting period.

The Company’s policy is to grant employee and director stock options with an exercise price equal to the fair value of the Company’s common stock at the date of grant. As a result of this policy and prior to the adoption of SFAS 123(R), the Company applied the provisions of APB No. 25 and therefore recorded no compensation expense for employee or director stock option grants. Prior to the adoption of SFAS No. 123(R), the Company had expensed all share-based payments to non-employees, as defined under SFAS No. 123, based upon the fair value of such grants.

SFAS No. 123(R) permits public companies to adopt one of two transition methods: a “modified prospective” approach or a “modified retrospective” approach. Under the modified prospective approach, compensation cost is recognized beginning with the effective date of SFAS 123(R) for all share-based payments granted after the effective date of SFAS No. 123(R) and for all awards granted to employees prior to the effective date of SFAS No. 123(R) that remain unvested on the effective date. The Company adopted the modified prospective approach.

For the three and six months ended June 30, 2005, the Company applied APB No. 25 and related interpretations in accounting for stock options issued to employees and directors. Had compensation cost for the Company’s stock options issued to employees and directors been determined based on the fair value at the grant dates consistent with SFAS No. 123, the Company’s net loss and net loss per share would have been adjusted to the pro forma amounts indicated below:

	Three Months Ended June 30, 2005	Six Months Ended June 30, 2005
Net loss—as reported	$(1,751,372)	$(3,042,552)
Add: stock-based employee compensation expense (benefit) under APB No. 25	100,625	(112,804)
Deduct: stock-based employee compensation determined under SFAS No. 123	(1,730,771)	(2,042,523)

Pro forma net loss applicable to common stockholders	(3,381,518)	(5,197,879)
Accretion of preferred stock dividend and beneficial conversion feature of preferred stock	(1,463)	(2,910)

Pro forma net loss	$(3,382,981)	$(5,200,789)

Basic and diluted loss per share, as reported	$(0.79)	$(1.37)

Basic and diluted loss per share, pro forma	$(1.53)	$(2.35)

SONTRA MEDICAL CORPORATION

Notes to Consolidated Financial Statements

June 30, 2006

(Unaudited)

On May 24, 2005, the Company approved the acceleration of vesting of all outstanding unvested stock options with exercise prices equal to or greater than $14.50 per share previously awarded to its employees, including its executive officers, and its directors under the Company’s equity compensation plans. The acceleration of vesting was effective for stock options outstanding as of May 24, 2005. Options to purchase an aggregate of 83,644 shares of common stock (of which options to purchase an aggregate of 48,127 shares of common stock were held by executive officers of the Company and options to purchase an aggregate of 1,690 shares of common stock were held by directors of the Company) have been accelerated. The weighted average exercise price of the accelerated options was $19.50. There was no charge to the income statement on the modification date as the exercise price of the modified options exceeded the fair value of the common stock.

In March 2006, the Company issued to employees options to purchase 101,964 shares of common stock at prices between $5.10 and $5.90 per share. In the quarter ended June 30, 2006, the Company issued options to employees to purchase 76,836 shares and to directors to purchase 17,500 shares (for a total of 94,336 shares of common stock) at prices between $2.50 and $5.70. The options have a 10 year contractual life and vest over 3.5 years with the exception of the director options which are immediately vested. The Company determined the fair value of these options to be approximately $614,000 using the Black-Scholes option pricing model. The amount of non-cash compensation expense related to employee stock option grants will be charged to expense over the vesting period.

The impact of adopting SFAS No. 123(R) on net loss in the three and six months ended June 30, 2006 is approximately $5,000 and $73,000, respectively, and there was no impact on basic and diluted loss per share in either period.

In the quarter ended June 30, 2006, the Company also issued to a member of its medical advisory board options to purchase 10,000 shares of common stock at $5.20 per share. These options were fully vested and had a contractual life of 10 years. The Company determined the fair value of these options to be approximately $45,000 using the Black-Scholes option pricing model. The Company recorded compensation expense on these grants of approximately $45,000 for the three and six months ended June 30, 2006.

The assumptions used for options granted in the six months ended June 30, 2006 and 2005 were as follows:

	2006	2005
Risk-free interest rate	5.00%	4.50%
Expected dividend yield	—	—
Expected lives (employee and director grants)	6.75 years	10 years
Forfeiture rate	5.85%	5.85%
Expected volatility	108%	56%

During the six months ended June 30, 2006, the Company used the average of the contractual term of the options and the vesting period as its estimate of the expected term for employee and director options, as permitted under SEC Staff Accounting Bulletin No. 107. For options issued to non-employees, the Company used the contractual term. The Company estimated the forfeiture rate using historical information since inception for the Company.

SONTRA MEDICAL CORPORATION

Notes to Consolidated Financial Statements

June 30, 2006

(Unaudited)

Information with respect to all option activity is as follows:

	Number of Shares	Weighted Average Exercise Price
Balance December 31, 2005	313,466	$17.20
Granted	206,300	$3.90
Cancelled	(3,700)	$4.80
Exercised	—	—

Balance June 30, 2006	516,066	$11.89

Options exercisable at June 30, 2006	337,966

Options available for future grant, June 30, 2006	261,509

A summary of options outstanding at June 30, 2006, is as follows:

	Options Outstanding			Options Exercisable
Exercise Price	Number	Weighted Average Remaining Life (years)	Weighted Average Exercise Price	Number	Weighted Average Exercise Price
$1.00-$5.20	252,629	8.92	$4.10	74,529	$5.00
$10.50-$19.90	147,346	6.93	$15.40	147,346	$15.40
$20.00-$25.50	116,091	6.68	$24.30	116,091	$24.30

Outstanding at June 30, 2006	516,066	8.13	$11.89	337,966	$16.80

(h) Net Loss per Common Share

Basic and diluted net loss per share of the Company’s common stock is presented in conformity with SFAS No. 128, Earnings per Share. For the periods presented, options, warrants and convertible securities were anti-dilutive and excluded from diluted loss per share calculations. Accordingly, basic and diluted net loss per share of common stock has been computed by dividing the net loss applicable to common stockholders in each period by the weighted average number of shares of common stock outstanding during such period.

On July 24, 2006, the Company’s Board of Directors approved a 1-for-10 reverse stock split of the Company’s Common Stock (see Note 8). The reverse stock split was effective on August 11, 2006. All share and per share information including the net loss per common share has been retroactively restated to reflect the reverse stock split.

(i) Research and Development Expenses

The Company charges research and development expenses to operations as incurred. Research and development expenses primarily consist of salaries and related expenses for personnel and outside consulting services. Other research and development expenses include the costs of materials used in research and development, prototype manufacturing, clinical studies, related information technology and an allocation of facilities costs.

In the six months ended June 30, 2006, the Company billed and collected $23,180 under a Small Business Innovation Research (“SBIR”) grant totaling $70,000 from the U.S. Army. This amount has been net against research and development expenses. As of June 30, 2006, the Company does not expect to bill the SBIR for any additional amounts pending the Department of Defense review of the clinical protocol.

SONTRA MEDICAL CORPORATION

Notes to Consolidated Financial Statements

June 30, 2006

(Unaudited)

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

(k) Revenue Recognition

Product revenue is recognized when persuasive evidence of an arrangement exists in the form of a signed non-cancelable purchase order, the product is shipped, the selling price is fixed and determinable, and collection is reasonably assured. Licensing revenue is recognized over the term of the licensing agreement as the Company meets its contractual obligations. The Company defers licensing revenue if a performance obligation exists.

(l) Reclassifications

Certain comparative amounts have been reclassified to correspond with the current year’s presentation.

(3) NOTE PAYABLE

In May 2005, the Company entered into a note payable agreement with a third-party lender in the amount of $237,000. The note is repayable over a four year term and the Company is obligated to make monthly interest and principal payments of $6,017. Interest accrues at an annual rate of 10.39% and the note is secured by certain property and equipment of the Company. Interest expense and cash paid for interest related to this note was $4,816 and $9,970 for the three and six months ended June 30, 2006, respectively.

(4) COMMITMENTS

The Company leases 12,999 square feet of office, laboratory and manufacturing space in Franklin, Massachusetts under a lease expiring March 10, 2008. Future minimum rental payments under this operating lease are approximately as follows:

Amount
For the years ended December 31,
2006	$163,000
2007	171,000
2008	33,000

Total	$367,000

(5) COMMON STOCK FINANCING

In March 2006, the Company completed a financing (the “Financing”) with selected qualified purchasers that provided the Company with net proceeds of $1,624,000 pursuant to the terms of a Common Stock and Warrant Purchase Agreement (the “Purchase Agreement”). Under the terms of the Purchase Agreement, investors purchased 445,635 shares of the Company’s Common Stock in a private placement at a per share purchase price of $4.00. The investors also received warrants (the “Warrants”) to purchase up to 445,635 shares of Common Stock. The Warrants are exercisable beginning six months from the issue date at a per share price of $5.80 and will expire no later than the fifth anniversary of the issue date. In addition, the Company shall have the right to terminate the Warrants, upon thirty days notice, in the event that the closing price of the Company’s common stock for twenty consecutive trading days is equal to or greater than $11.60 per share.

SONTRA MEDICAL CORPORATION

Notes to Consolidated Financial Statements

June 30, 2006

(Unaudited)

The Company agreed to pay to the placement agent for its services in connection with the Financing: (a) a cash fee equal to 7% of the aggregate capital raised by the Company from investors introduced to the Company by the placement agent, excluding the proceeds from any Warrant exercises; (b) warrants to purchase a number of shares of Common Stock of the Company equal to 7% of the total number of shares of Common Stock issued to investors introduced to the Company by the placement agent, excluding shares of Common Stock to be issued upon Warrant exercises or in connection with the payment of dividends or interest, on the identical terms and conditions (including exercise price) with the Warrants issued to the investors in the Financing; and (c) a $25,000 legal expense allowance. The fair value of these warrants using the Black-Scholes option pricing model was approximately $167,000 which was recorded as a debit and credit to additional paid-in capital.

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

(8) SUBSEQUENT EVENT

On July 24, 2006, the Company’s Board of Directors approved a 1-for-10 reverse stock split of the Company’s Common Stock. The reverse stock split was effective on August 11, 2006. All share and per share information has been retroactively restated to reflect the reverse stock split.

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

The Company is a technology leader in transdermal science and is developing a non-invasive, continuous transdermal glucose monitor (“CTGM”) for principal use in the Intensive Care Market. Through its platform technology, the SonoPrep® Permeation System, combined with technical competencies in transdermal drug formulation, analysis, delivery systems and biosensors, the Company is creating a new paradigm in transdermal drug delivery and diagnosis. The CTGM and other company products are being developed for several billion dollar market opportunities, all utilizing skin permeation, chemistry and biosensor technology developed by the Company. In addition, the Company is developing products for transdermal delivery of large molecule drugs and vaccines.

SonoPrep, a non-invasive ultrasonic skin permeation technology for medical and therapeutic applications embodies Sontra’s patented technology in ultrasonic skin permeation and control. Our proprietary ultrasound mediated skin permeation technology is a non-invasive and painless method of enhancing the flow of fluids and molecules across the protective membrane of the stratum corneum, the outer layer of the skin. To date, we have tested the feasibility of our SonoPrep technology for various applications, including glucose monitoring, transdermal drug delivery, vaccination and topical lidocaine delivery. The Company has received 510(k) marketing clearance from the FDA for our SonoPrep device for the transdermal delivery of 4% topical lidocaine and in electrophysiology applications. In September 2004, we launched our SonoPrep Topical Anesthetic System, which consists of the SonoPrep device and a topical anesthetic procedure tray for usage with OTC 4% topical lidocaine. During 2006, the Company introduced its next generation SonoPrep System (Generation 2) that introduces several mechanical improvements using the same technology base. During the three and six months ended June 30, 2006, we recorded product revenue of $12,414 and $26,940, respectively.

Recently, the Company received regulatory approvals for its second generation SonoPrep System that may lead to business opportunities in the international marketplace. The regulatory approvals include ISO 13485 certification and CE marking. The Company has signed a distribution agreement with JOYMG, a medical device distribution company based in Seoul, Korea, to market and sell our SonoPrep System in South Korea. The agreement is subject to JOYMG obtaining approval by the regulatory body, the Korean FDA.

The Company’s principal business activity is in research and development programs related to its SonoPrep Technology, and include:

•	Continuous transdermal blood glucose monitoring,

•	Enhanced transdermal delivery of topical applied drugs,

•	Transdermal vaccination,

•	Transdermal drug delivery of large molecules and biopharmaceuticals, and

•	Skin preparation prior to electrophysiology tests to improve electrical signals.

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

A significant portion of the Company’s research and development expenses includes salaries paid to personnel and outside consultants and service providers, as well as for the cost of materials used in research and development, clinical studies, prototype manufacturing and related information technology and, the allocation of facilities costs.

Selling, general and administrative expenses consist primarily of non-research personnel salaries and related expenses, facilities costs and outside professional fees.

In 2006, stock-based compensation expense, a non-cash expense, represents the fair value of the stock options granted to employees and members of our Board of Directors and our advisory board members on the grant date and is expensed over the service period. Prior to 2006, stock-based compensation expense for employees and directors represented the fair value or intrinsic value (the difference between the exercise price and fair value of common stock) of the option on the grant date. In addition, certain stock-based compensation expense was remeasured each period and amortized over the vesting period of the applicable options.

Results of Operations

Comparison of the three months ended June 30, 2006 and 2005

Licensing Revenue

License Revenue consists of the $12,500 earned toward a calendar year 2006 amount of $45,000 through an agreement with HortResearch. The license agreement may be extended for one year upon the payment by HortResearch of an additional option fee of $50,000.

Gross Profit (Loss)

The Company recorded product revenue of $12,414 and a gross loss (excluding licensing revenue) of $9,363 for the three months ended June 30, 2006 versus $32,350 of revenue and a gross profit of $15,644 for the three months ended June 30, 2005. The decrease in revenue was attributable to a decline in demand of the Company’s SonoPrep System coupled with the effects of introducing our Generation 2 SonoPrep System during 2006. As a result of declining SonoPrep System sales, the Company increased its inventory obsolescence reserve by $17,000 during the three months ended June 30, 2006, recording a charge to the Cost of Product Revenue in the Statement of Loss.

Research and Development Expenses

Research and development expenses decreased by $116,610 to $922,885 for the three months ended June 30, 2006 from $1,039,495 for the three months ended June 30, 2005 The decrease was primarily attributable to the successful completion of SonoPrep 2.0 development and pilot production and completion of clinical trials that validated the efficacy of SonoPrep for topical lidocaine delivery. The overall decrease in research and development costs was offset by an increase in spending for our glucose monitor system including the addition of key scientists and fabrication of clinical study prototypes.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased by $59,012 to $725,955 for the three months ended June 30, 2006 from $784,967 for the three months ended June 30, 2005. The decrease for the three months ended June 30, 2006 was primarily attributable to a decrease in employee salaries and other compensation, investor relations, market research, stock compensation expense and a reduction in sales and executive travel. The overall decrease in selling, general and administrative expenses was offset by increased expense resulting from recruiting a full time Chief Financial Officer, additional Nasdaq listing fees as a result of the first quarter 2006 private placement of the Company’s common stock, and increased outside professional fees.

Other Income and Expense

Interest income was $41,765 for the three months ended June 30, 2006 compared to interest income of $59,451 for the three months ended June 30, 2005. The decrease in interest income for the three months ended June 30, 2006 was primarily attributable to the Company having a lower average amount of cash equivalents and short term investments in the three months ended June 30, 2006 compared to the same period in 2005.

Interest expense of $4,816 for the three months ended June 30, 2006 compared to $2,005 for the three months ended June 30, 2005, reflecting a full three months of interest in the 2006 period versus two months in 2005 period related to the note payable issued in May 2005.

Comparison of the six months ended June 30, 2006 and 2005

Licensing Revenue

License Revenue consists of the $25,001 earned toward a calendar year 2006 amount of $45,000 through an agreement with HortResearch. The license agreement may be extended for one year upon the payment of an additional option fee of $50,000 by HortResearch.

Gross Profit (Loss)

The Company recorded product revenue of $26,940 and a gross loss (excluding licensing revenue) of $25,350 for the six months ended June 30, 2006 versus $148,403 of product revenue and a gross profit (excluding licensing revenue) of $51,544 for the six months ended June 30, 2005. The decrease in revenue was attributable to a decline in demand of the Company’s SonoPrep System coupled with the effects of introducing our Generation 2 SonoPrep System during 2006. As a result of declining SonoPrep System sales, the Company increased its inventory obsolescence reserve by $37,000 during the six months ended June 30, 2006, recording a charge to the Cost of Product Revenue in the Statement of Loss.

Research and Development Expenses

Research and development expenses decreased by $259,553 to $1,686,243 for the six months ended June 30, 2006 from $1,945,796 for the six months ended June 30, 2005. The decrease was primarily attributable to the successful completion of SonoPrep 2.0 development and pilot production and completion of clinical trials that validated the efficacy of SonoPrep for topical lidocaine delivery. The overall decrease in research and development costs was offset by an increase in spending for our glucose monitor system including the addition of key scientists and fabrication of clinical study prototypes. The Company billed and collected $23,180 to the U.S. Army under a SBIR grant that was recorded as a reduction of Research and Development expenses in the six months ended June 30, 2006.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased by $32,760 to $1,221,015 for the six months ended June 30, 2006 from $1,253,775 for the six months ended June 30, 2005. The decrease for the six months ended June 30, 2006 was primarily attributable to a decrease in employee salaries and other compensation, marketing and sales costs and investor relations. The overall decrease in selling, general and administrative expenses was offset by increased expenses resulting from recruiting a full time Chief Financial Officer, additional Nasdaq listing fees as a result of the first quarter 2006 private placement of the Company’s common stock, and increased outside professional fees.

Other Income and Expense

Interest income was $81,083 for the six months ended June 30, 2006 compared to interest income of $107,480 for the six months ended June 30, 2005, a decrease of $26,397. The decrease in interest income for the six months ended June 30, 2006 was primarily attributable to the Company having a lower average amount of cash equivalents and short term investments on hand in the six months ended June 30, 2006 compared to the same period in 2005.

Interest expense of $9,970 for the six months ended June 30, 2006 compared to $2,005 for the six months ended June 30, 2005, reflecting five months of interest in 2006 versus a two month period in 2005 related to the note payable issued in May 2005.

Liquidity and Capital Resources

The Company has financed its operations since inception primarily through private sales of its common and preferred stock, the issuance of convertible promissory notes, and the cash it received in connection with the Merger during 2002. As of June 30, 2006, the Company had $3,011,531 of cash, cash equivalents and short term investments.

Net cash used in operating activities was $2,512,846 for the six months ended June 30, 2006. The use of cash was primarily attributable to the net loss of $2,836,494 for the six months ended June 30, 2006. Non-cash charges that offset the use of cash related to $86,689 for depreciation and amortization, a $37,000 increase in the provision for obsolete or excess inventory and stock compensation expense of $118,346. Increases in inventory, prepaid expenses and other assets used $56,632 of cash, while changes in accounts payable, deferred revenue and accrued expenses provided net cash of $137,114. The accrued expense balance was significantly impacted by the payment in 2006 of accrued profit sharing bonuses and 401(k) matching accruals totaling $241,803 through the issuance of common stock.

Net cash provided by investing activities was $609,551 for the six months ended June 30, 2006. The cash provided is primarily attributable to the net affect of proceeds from the sales of short term investments of $700,000 and the purchases of property and equipment that used cash of $99,748.

Net cash provided by financing activities was $1,598,034 for the six months ended June 30, 2006. The issuance of common stock provided net proceeds of $1,624,166 and payments on the note payable used $26,132.

The Company expects that the cash and short term investments of $3,011,530 at June 30, 2006 will be sufficient to meet its cash requirements through December 2006. The Company will be required to raise a substantial amount of capital in the future to fund its research and development initiatives before it completes the commercialization of its products and achieves profitability. The Company’s ability to fund its future operating requirements will depend on many factors, including the following:

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

We have generated limited revenue and have had operating losses since our inception. Our historical accumulated deficit was approximately $32 million as of June 30, 2006. It is possible that we will never generate sufficient revenue to achieve and sustain profitability. Even if we achieve profitability, we may not be able to sustain or increase profitability. We expect our operating losses to continue for the foreseeable future as we continue to expend substantial resources to conduct research and development, feasibility and clinical studies, obtain regulatory approvals for specific use applications of our SonoPrep® technology, identify and secure collaborative partnerships, and manage and execute our obligations in strategic collaborations.

If we fail to raise additional capital, we will be unable to continue our development efforts and operations.

Our development efforts to date have consumed and will continue to require substantial amounts of capital in connection with our SonoPrep® technology. Our product development programs require substantial capital outlays in order to reach product commercialization. As we enter into more advanced product development of our SonoPrep device and our continuous transdermal glucose monitoring system, we will need significant funding to pursue our product commercialization plans. Our ability to continue our research, development and testing activities and commercialize our products in development is highly dependent on our ability to obtain additional sources of financing, including by entering into and maintaining collaborative arrangements with third parties who have the resources to fund such activities. Any future equity financing, if available, may result in substantial dilution to existing shareholders, and future debt financing, if available, may include restrictive covenants or may require us to grant a lender a security interest in our assets. To the extent that we attempt to raise additional funds through third party collaborations and/or licensing arrangements, we may be required to relinquish some rights to our technologies or products currently in various stages of development, or grant licenses or other rights on terms that are not favorable to us. Any failure by us to timely procure additional financing or investment adequate to fund our ongoing operations, including planned product development initiatives, clinical studies and commercialization efforts, will have material adverse consequences on our business operations and as a result, on our consolidated financial condition, results of operations and cash flows.

Our products are based on new technologies and are in early stages of development, and may not be successfully developed or achieve market acceptance.

Most of our products under development have a high risk of failure because they are based on new technologies and are in the early stages of development. To date, we have tested the feasibility of our SonoPrep® technology for various applications, including glucose monitoring, transdermal drug delivery and certain anesthetic applications. We have received 510(k) marketing clearance from the FDA for our SonoPrep® device for the transdermal delivery of 4% topical lidocaine and in electrophysiology applications. However, to develop additional products or additional uses, substantial expenditures will be required, including for feasibility studies, pre-clinical studies, prototype development and clinical testing. Projected costs for such development are difficult to estimate and they may change and increase frequently.

Our success is dependent on further developing new and existing products and obtaining favorable results from pre-clinical studies and clinical trials and satisfying regulatory standards and approvals required for the market introduction of such products, including our continuous transdermal glucose monitoring system. There can be no assurance that we will not encounter unforeseen problems in the development of the SonoPrep® technology, or that we will be able to successfully address the problems that do arise. The SonoPrep technology may not prove effective in connection with diagnostics, vaccine delivery, glucose monitoring and/or transdermal drug delivery. There can be no assurance that any of our potential products will be successfully developed, proven safe and efficacious in clinical trials, meet applicable regulatory standards, be capable of being produced in commercial quantities at acceptable costs, or be eligible for third-party reimbursement from governmental or private insurers. Even if we successfully develop new products, there can be no assurance that such products will be successfully marketed or achieve market acceptance, or that expected markets will develop for such products. If any of our development programs are not successfully completed, required regulatory approvals or clearances are not obtained, or potential products for which approvals or clearances are obtained are not commercially successful, our business, financial condition and results of operations would be materially adversely affected.

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

We recently amended our license agreement with the Diabetes Care Division of Bayer Healthcare LLC (“Bayer”) and reacquired the worldwide co-exclusive rights to develop and market our continuous transdermal glucose monitoring system utilizing the SonoPrep ultrasonic skin permeation technology for the hospital intensive care unit (ICU) market. We have completed the first prototypes and expect to begin human clinical studies in 2006 at leading Boston-area hospitals, with members of our Clinical Advisory Board serving as principal investigators. Although we believe the clinical rationale exists for our continuous transdermal glucose monitoring system for the ICU market, there can be no assurance that such a market will be established, or that we will be able to successfully develop a product that will prove effective for the ICU market or gain market acceptance should such a market develop. The product development process may take several years and will require substantial capital outlays. If the ICU market does not develop as we expect, or if we are unable to successfully develop a product for such market on a timely basis and within cost constraints, then our business and financial results will be materially adversely affected. In addition, under the terms of our license agreement, Bayer has rights to our technology and has retained co-exclusive rights to the hospital ICU market and may compete with us in such market. If Bayer determines to compete with us in the ICU market, our financial results will be adversely affected.

Our future success is dependent upon successful collaborations with strategic partners.

Our future success is dependent upon our ability to selectively enter into and maintain collaborative arrangements with third parties for technology research and development, clinical testing, product development and sales and marketing. If we are unable to enter into any additional development agreements or collaborative arrangements with strategic partners, we will be required to internally fund all of our product development activities, significantly increasing business risk and capital requirements in the development, clinical testing, manufacturing, marketing and commercialization of new products. We could also encounter significant delays in introducing products into markets or find that the development, manufacture or sale of proposed products in such markets is adversely affected by the absence of those collaborative arrangements.

The process of establishing collaborative partners is difficult, time-consuming and involves significant uncertainty. Discussions with potential collaborators may not lead to the establishment of new collaborative relationships on favorable terms, if at all. If successful in establishing a collaborative agreement, such agreement may never result in the successful development of products or the generation of significant revenue. Any such agreements could limit our flexibility in pursuing alternatives for the development or commercialization of our products. Even if we were to enter into additional collaborative arrangements with third parties, there can be no assurance that the financial condition or results of operations of the Company will significantly improve.

The risks involved with collaborating with strategic partners include, but are not limited to, the following:

•	such strategic partners are likely to be larger, better capitalized companies and therefore have significant leverage in negotiating terms of such collaborative arrangements;

•	such collaborative arrangements could terminate upon the expiration of certain notice periods;

•	collaboration partners may insist on and obtain significant interests in our intellectual property rights, for example, Bayer received an exclusive worldwide right and license of Sontra’s intellectual property rights to make, have made, use, import and sell a continuous transdermal glucose monitoring system utilizing ultrasonic techniques;

•	funding by collaborative partners may be dependent upon the satisfaction of certain goals or “milestones” by certain specified dates, the realization or satisfaction of which may be outside of our control, for example, our receipt of future milestone payments from Bayer is dependent on Bayer’s successful product development efforts, which may not occur on a timely basis, if at all;

•	collaborative partners may retain a significant degree of discretion regarding the timing of these activities and the amount and quality of financial, personnel and other resources that they devote to these activities;

•	disputes may arise between us and any future collaborative partner regarding their respective rights and obligations under the collaborative arrangements, which may be costly; and

•	any future collaborative partner may not be able to satisfy its obligations under its arrangement with us or may intentionally or unintentionally breach its obligations under the arrangement.

The failure to obtain necessary regulatory clearances or approvals will prevent us from commercializing our products under development.

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

In August 2004, we received 510(k) marketing clearance from the FDA to market our SonoPrep device and procedure tray for use with over-the-counter (OTC) 4% topical lidocaine for dermal anesthesia prior to the insertion of needles or intravenous catheters. In September 2004, we launched our SonoPrep Topical Anesthetic System, which consists of the SonoPrep device and a topical anesthetic procedure tray for usage with OTC 4% topical lidocaine. However, OTC 4% topical lidocaine has not yet been approved by the FDA for the indications covered by our 510(k) marketing clearance, namely needle sticks or venipuncture. The FDA may require an NDA in order for Sontra to continue to market OTC 4% topical lidocaine for dermal anesthesia prior to the insertion of needles or intravenous catheters.

We intend to continue to market the SonoPrep Topical Anesthetic System pursuant to its 510(k) marketing clearance; however if the FDA determines that approval of the NDA is required, the FDA may determine to limit, restrict or delay our ability to market the system, or may rescind our 510(k) marketing clearance. If the FDA determines that an NDA is required, it is likely that our 510(k) marketing clearance would be rescinded, which would have a material adverse effect on our business and results of operations.

We must regain and maintain compliance with the listing requirements of Nasdaq or we will be delisted.

Our Common Stock is currently listed for trading on the Nasdaq Capital Market. We must continue to satisfy Nasdaq’s continued listing requirements, including the minimum $2.5 million shareholder equity requirement and the $1 minimum closing bid price requirement, or risk delisting which may have an adverse effect on our business.

On November 23, 2005, we received notice from Nasdaq that we were not in compliance with the $1 minimum closing bid price requirement for continued listing on the Nasdaq Capital Market, as the bid price of our Common Stock had closed below $1 per share for 30 consecutive business days. We did not regain compliance with the minimum bid price rule, and we subsequently received a letter informing us of the Nasdaq Listing Qualification Staff’s determination to delist our Common Stock. We appealed the Staff’s determination, and on July 20, 2006 we appeared before the Nasdaq Listing Qualifications Panel. We informed the Panel that we were prepared to effect a 1-for-10 reverse stock split in order to regain compliance with the minimum bid price rule.

Our shareholders had previously approved the reverse stock split at the annual meeting of shareholders held on May 23, 2006. On July 24, 2006, our Board of Directors approved a 1-for-10 reverse stock split, and the reverse stock split became effective on August 11, 2006. If upon completion of the reverse stock split, the bid price of our Common Stock closes at or above $1 per share for a minimum of ten consecutive business days, we expect that we will be provided with written notice from Nasdaq that we have regained compliance with the minimum bid price requirement and that the Panel will not delist our Common Stock.

Even if we regain compliance with the minimum bid price rule, there is no guarantee that we will continue to comply with the minimum bid price rule and with all other applicable Nasdaq listing requirements including the shareholders’ equity requirement. If we do not continue to comply with applicable Nasdaq listing requirements, our Common Stock may be delisted from the Nasdaq Capital Market. If our Common Stock is delisted from the Nasdaq Capital Market, it may trade on the over-the-counter market, which may be a less liquid market. In such case, our shareholders’ ability to trade, or obtain quotations of the market value of, shares of our Common Stock may be severely limited because of lower trading volumes and transaction delays. These factors could contribute to lower prices and larger spreads in the bid and ask prices for our Common Stock. In addition, the delisting of our Common Stock from the Nasdaq Capital Market may impair our ability to raise capital in the public markets in the future.

The 1-for-10 reverse stock split of our Common Stock completed on August 11, 2006 may result in a lower trading volume and less liquidity for our Common Stock and may adversely affect our shareholders.

In order to regain compliance with the $1 minimum closing bid price requirement for continued listing on the Nasdaq Capital Market, we completed a 1-for-10 reverse stock split on August 11, 2006. As a result of the reverse stock split, there are significantly fewer shares of our Common Stock outstanding, which may result in a significantly lower trading volume. In addition, even after completion of the reverse stock split, the price of our Common Stock may continue to decline. If the price of our Common Stock continues to decline following the reverse stock split, we may be unable to regain and sustain compliance with the $1 minimum closing bid price requirement and we may cease to be in compliance with other listing requirements of the Nasdaq Capital Market, including the shareholders’ equity requirement, which may ultimately result in our Common Stock being delisted. A significantly lower trading volume for our Common Stock and declining stock price may impair our shareholders’ ability to trade and our ability to raise additional capital.

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

Most of these companies are already producing and marketing glucose monitoring or drug delivery products, are either publicly traded or a division of a publicly traded company, and enjoy several competitive advantages over us. In addition, several of our competitors have products in various stages of development and commercialization similar to our SonoPrep® device and our continuous transdermal glucose monitoring system. At any time, these companies and others may develop products that compete directly with our proposed product concepts. In addition, Bayer has retained co-exclusive rights to the hospital ICU market and may compete with us in such market. Many of our competitors have resources allowing them to spend significantly greater funds for the research, development, marketing and sale of new or existing products, thereby allowing them to respond more quickly to new or emerging technologies and changes in customer requirements. For all of the foregoing reasons, we may not be able to compete successfully against our current and future competitors. If any of our competitors succeeds in developing a commercially viable product and obtaining government approval, our competitive position may be materially adversely affected.

A substantial portion of the intellectual property used by us is owned by the Massachusetts Institute of Technology.

We have an exclusive worldwide license from the Massachusetts Institute of Technology (MIT) under certain licensed patents to practice our ultrasound-mediated skin permeation technology. These licensed patents, which include eight granted and issued patents in the United States, three granted and issued foreign patents, four pending U.S. patents and three pending foreign patent applications, comprises a substantial portion of our patent portfolio relating to our technology.

While, under the license agreement, we have the right to advise and cooperate with MIT in the prosecution and maintenance of the foregoing patents, we do not control the prosecution of such patents. Instead, we rely upon MIT to determine the appropriate strategy for prosecuting these patents. If MIT does not adequately protect our patent rights, our ability to manufacture and market our products, currently in various stages of development, would be adversely affected.

We will need to protect the proprietary information on which our SonoPrep® technology relies.

In addition to the exclusive license from MIT, as of June 30, 2006 we owned six granted and issued patents and 12 pending patent applications in the United States and three foreign granted and issued patents and eighteen pending foreign applications. We can provide no assurance that patents will be issued from the patent applications, or, if issued, that they will be issued in a form that will be advantageous to us.

There can be no assurance that one or more of the patents owned or licensed by us will not be successfully challenged, invalidated or circumvented or that we will otherwise be able to rely on such patents for any reason. If any of our patents or any patents licensed from MIT are successfully challenged or our right or ability to manufacture our products or future products (if successfully developed and commercialized) were to be limited, our ability to manufacture and market these products could be adversely affected, which would have a material adverse effect upon our business, financial condition and results of operations.

In addition to patent protection, we rely on a combination of copyright, trade secret and trademark laws, and nondisclosure, confidentiality agreements and other contractual restrictions to protect our proprietary technology. However, these legal means afford only limited protection and may not adequately protect our rights or competitive advantage. We may not be able to prevent the unauthorized disclosure or use of our technical knowledge or other trade secrets by our employees. Nondisclosure and confidentiality agreements with third parties may be breached, and there is no assurance that we would have adequate remedies for any such breach.

If we fail to protect our intellectual property rights, our competitors may take advantage of our ideas and compete directly against us. There can be no assurance that competitors, many of whom have substantial resources and have made substantial investments in competing technologies, will not seek to apply for and obtain patents that limit our ability to make, use and sell our products either in the United States or in foreign markets. Furthermore, if our intellectual property is not adequately protected, our competitors may be able to use our intellectual property to enhance their products and compete more directly with us, which could prevent us from entering our products into the market or result in a decrease in our eventual market share.

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

The medical device industry has experienced extensive litigation regarding patents and other intellectual property rights. Third parties could assert infringement or misappropriation claims against us with respect to our products. Any litigation or interference proceedings may require us to incur substantial legal and other fees and expenses. Such proceedings would also be time consuming and can be a significant distraction for employees and management, resulting in slower product development and delays in commercialization. In addition, an adverse determination in litigation or interference proceedings could subject us to significant liabilities to third parties, require us to obtain licenses from third parties or prevent us from selling our products in certain markets, or at all, which would have a material adverse effect on our reputation, business, financial condition and results of operations.

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

Our stock price has been volatile and may fluctuate in the future.

The trading price of our Common Stock may fluctuate significantly. This price may be influenced by many factors, including:

•	our financial condition, performance and prospects;

•	the depth and liquidity of the market for our Common Stock;

•	our ability to enter into successful collaborative arrangements with strategic partners for research and development, clinical testing, and sales and marketing;

•	sales by selling shareholders of shares issued and issuable in connection with our private placements in 2003, 2004 and 2006;

•	investor perception of us and the industry in which we operate;

•	a delisting of our Common Stock from the Nasdaq Capital Market;

•	negative investor reaction to our 1-for-10 reverse stock split;

•	general financial and other market conditions; and

•	domestic and international economic conditions.

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

Our Articles of Incorporation, as amended, authorize our Board of Directors to fix the rights, preferences and privileges of, and issue up to 10,000,000 shares of, preferred stock with voting, conversion, dividend and other rights and preferences that could adversely affect the voting power or other rights of our shareholders. An aggregate of 7,000,000 shares of Series A Preferred Stock were authorized and designated for issuance by our Board of Directors in our private placement in 2003. As of June 30, 2006, 73,334 shares of Series A Convertible Preferred Stock were outstanding. The issuance of additional preferred stock or rights to purchase preferred stock may have the effect of delaying or preventing a change in control of the Company. In addition, the possible issuance of additional preferred stock could discourage a proxy contest, make more difficult the acquisition of a substantial block of our Common Stock or limit the price that investors might be willing to pay for shares of our Common Stock.

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

Item 3. Controls and Procedures

Disclosure Controls and Procedures. Our management, with the participation of our Chief Executive Officer and Interim Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Interim Chief Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this report were effective in ensuring that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Internal Control over Financial Reporting. There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the fiscal quarter to which this report relates that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

At our 2006 Annual Meeting of Shareholders (the “Annual Meeting”) on May 23, 2006, the following matters were acted upon by our shareholders:

1.	The election of seven directors for the ensuing year;

2.	The approval of an amendment to our 2003 Stock Option and Incentive Plan to (i) increase the number of shares of Common Stock available for issuance thereunder by 3,500 shares, and (ii) increase the annual per participant limit on awards granted thereunder to 150,000 shares;

3.	The authorization of our Board of Directors, in its discretion, should it deem it to be appropriate and in the best interests of the Company and its shareholders, to amend the Company’s Second Amended and Restated Articles of Incorporation, to effect a reverse stock split of the Company’s issued and outstanding shares of Common Stock by a ratio of 1-for-5, without further approval or authorization of the Company’s shareholders;

4.	The authorization of our Board of Directors, in its discretion, should it deem it to be appropriate and in the best interests of the Company and its shareholders, to amend the Company’s Second Amended and Restated Articles of Incorporation, to effect a reverse stock split of the Company’s issued and outstanding shares of Common Stock by a ratio of 1-for-10, without further approval or authorization of the Company’s shareholders; and

5.	The ratification of the appointment of Wolf & Company, P.C. as the Company’s independent registered public accounting firm for the current fiscal year ending December 31, 2006.

The number of shares of Common Stock issued, outstanding and eligible to vote as of the record date of March 29, 2006 was 2,710,349. The results of the voting on each of the matters presented to shareholders at the Annual Meeting are set forth below:

		VOTES FOR	VOTES WITHHELD	VOTES AGAINST	ABSTENTIONS	BROKER NON-VOTES
1.	Election of seven directors:
	Thomas W. Davison	2,012,994	49,071	NA	NA	NA
	Joseph F. Amaral	2,019,709	42,356	NA	NA	NA
	Gary S. Kohler	2,020,954	41,111	NA	NA	NA
	Michael R. Wigley	2,017,544	44,521	NA	NA	NA
	Robert S. Langer	2,021,829	40,236	NA	NA	NA
	Brian F. Sullivan	2,019,894	42,171	NA	NA	NA
	Gerard E. Puorro	2,020,129	41,936	NA	NA	NA

2.	Approval of Amendment to 2003 Stock Option and Incentive Plan	860,650	NA	120,451	4,211	1,076,752

3.	Authorization of Board of Directors, in its discretion, to effect a 1-for-5 reverse stock split, without further approval or authorization of the Company’s shareholders.	1,928,999	NA	131,131	1,935	NA

4.	Authorization of Board of Directors, in its discretion, to effect a 1-for-10 reverse stock split, without further approval or authorization of the Company’s shareholders.	1,763,066	NA	286,013	12,985	NA

5.	Ratification of Wolf & Company, P.C.	2,034,643	NA	22,410	5,012	NA

Item 5. Other Information

During the second quarter of fiscal 2006, we made no material changes to the procedures by which shareholders may recommend nominees to our Board of Directors, as described in our most recent proxy statement.

Item 6. Exhibits

The Exhibits listed in the Exhibit Index immediately preceding such Exhibits are filed with or incorporated by reference in this report.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SONTRA MEDICAL CORPORATION

Date: August 11, 2006	By:	/s/ THOMAS W. DAVISON

Thomas W. Davison President and Chief Executive Officer

Date: August 11, 2006	By:	/s/ HARRY G. MITCHELL

Harry G. Mitchell Interim Chief Financial Officer

EXHIBIT INDEX

10.1	Letter Agreement, dated June 9, 2006, between the Registrant and AccountAbility Outsourcing, Inc. is incorporated hereby by reference to Exhibit 99.1 of the Registrant’s Current Report on Form 8-K filed on June 12, 2006 (File No. 000-23017).

10.2	2003 Stock Option and Incentive Plan, as amended, is incorporated herein by reference to Appendix I of the Registrant’s Definitive Schedule 14A filed on April 6, 2006 (File No. 000-23017).

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Interim Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Interim Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.