Form 10QSB
period 2006-09-30
SONTRA MEDICAL CORP
filed 2006-11-20
CIK 1031927

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

As of November 14, 2006, the Registrant had 2,976,295 shares of Common Stock outstanding.

Transitional Small Business Disclosure Format (Check one):    Yes  ☐    No  ☒

FORM 10-QSB INDEX

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements

SPECIAL NOTE

All share numbers and share prices presented in this Quarterly Report on Form 10-QSB have been adjusted to reflect the 1-for-10 reverse stock split of Sontra’s common stock effected on August 11, 2006.

SONTRA MEDICAL CORPORATION

Consolidated Balance Sheets

	As of,
	September 30, 2006	December 31, 2005
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$677,256	$1,016,792
Short term investments	1,000,000	3,000,000
Accounts receivable	44	1,129
Inventory, net of reserve for obsolescence	48,410	31,250
Prepaid expenses and other current assets	61,455	65,468

Total current assets	1,787,165	4,114,639

Property and Equipment, at cost:
Computer equipment	248,175	241,324
Office and laboratory equipment	600,426	593,576
Furniture and fixtures	14,288	14,288
Manufacturing equipment	522,797	224,888
Leasehold improvements	177,768	177,768

	1,563,454	1,251,844
Less-Accumulated depreciation and amortization	(1,030,112)	(894,658)

Net property and equipment	533,342	357,186

Other Assets:
Restricted cash	19,949	29,248
Deposits and other assets	2,000	207,012

Total other assets	21,949	236,260

Total assets	$2,342,456	$4,708,085

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$153,781	$210,208
Deferred revenue	7,499	45,000
Current portion of note payable	57,982	53,653
Accrued expenses	368,799	416,936

Total current liabilities	588,061	725,797

Note Payable, net of current portion	104,999	149,043

Commitments

Stockholders’ Equity:
Series A Convertible Preferred Stock, $0.01 par value, authorized 7,000,000 shares, issued and outstanding 73,334 shares at September 30, 2006 and December 31, 2005 (preference in liquidation of $80,679)	80,679	76,291
Common stock, $0.01 par value, authorized 60,000,000 shares, issued and outstanding 2,976,295 shares at September 30, 2006 and 2,226,183 shares at December 31, 2005	29,763	22,262
Additional paid-in capital	34,883,548	32,858,548
Accumulated deficit	(33,344,594)	(29,123,856)

Total stockholders’ equity	1,649,396	3,833,245

Total liabilities and stockholders’ equity	$2,342,456	$4,708,085

The accompanying notes are an integral part of these consolidated financial statements.

(Reflects 1-for-10 reverse stock split effective August 11, 2006)

Sontra Medical Corporation

Consolidated Statements of Loss

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Revenue:
Product revenue	$10,679	$20,615	$37,619	$169,018
Licensing revenue	12,500	—	37,501	—

Total revenue	23,179	20,615	75,120	169,018

Operating Expenses:
Cost of product revenue	9,445	149,209	61,734	246,068
Research and development	803,754	998,026	2,489,996	2,943,821
Selling, general and administrative	622,518	427,564	1,843,535	1,681,341

Total operating expenses	1,435,717	1,574,799	4,395,265	4,871,230

Loss from operations	(1,412,538)	(1,554,184)	(4,320,145)	(4,702,212)

Other Income (Expense):
Interest income	28,604	50,670	109,687	163,151
Interest expense	(4,469)	(5,804)	(14,439)	(12,809)

Other income, net	24,135	44,866	95,248	150,342

Net loss	(1,388,403)	(1,509,318)	(4,224,897)	(4,551,870)
Accretion of dividend on Series A Convertible Preferred Stock	(1,479)	(1,479)	(4,389)	(4,389)

Net loss applicable to common shareholders	$(1,389,882)	$(1,510,797)	$(4,229,286)	$(4,556,259)

Net loss per common share, basic and diluted	$(0.49)	$(0.68)	$(1.60)	$(2.05)

Basic and diluted weighted average common shares outstanding	2,839,201	2,223,396	2,640,691	2,218,635

The accompanying notes are an integral part of these consolidated financial statements.

(Reflects 1-for-10 reverse stock split effective August 11, 2006)

Sontra Medical Corporation

Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended September 30,
	2006	2005
Cash Flows From Operating Activities:
Net loss	$(4,224,897)	(4,551,870)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	135,454	206,375
Stock-based compensation expense (benefit)	159,296	(102,855)
Provision for excess or obsolete inventory	6,000	—
Changes in assets and liabilities:
Accounts receivable	1,085	11,934
Legal settlement receivable	—	250,000
Inventory	(23,160)	93,234
Prepaid expenses and other current assets	4,013	(22,201)
Accounts payable	(56,427)	(131,124)
Deferred revenue	(37,501)	—
Accrued expenses	209,530	(79,004)

Net cash used in operating activities	(3,826,607)	(4,325,511)

Cash Flows from Investing Activities:
Purchase of property and equipment	(106,598)	(154,300)
Decrease in restricted cash	9,299	9,749
Increase in other assets	—	(147,741)
Purchases of short term investments	—	(4,825,000)
Sales of short term investments	2,000,000	7,275,000

Net cash provided by investing activities	1,902,701	2,157,708

Cash Flows From Financing Activities
Proceeds (expenses) from the sale of common stock, net of expenses	1,624,086	(15,658)
Proceeds from loan payable	—	237,541
Payments on loan payable	(39,715)	(22,277)
Proceeds from the exericse of warrants	—	164,700
Proceeds from the exericse of stock options	—	20,000

Net cash provided by financing activities	1,584,371	384,306

Net Decrease in Cash and Cash Equivalents	(339,536)	(1,783,497)
Cash and Cash Equivalents, beginning of period	1,016,792	2,565,244

Cash and Cash Equivalents, end of period	$677,256	$781,747

Supplemental Disclosure of Non Cash Financing Transactions:
Accretion of dividend on Series A Convertible Preferred Stock	$4,388	$4,389

Common stock issued for dividends on converted Series A Convertible Preferred Stock	$—	$5,867

Fair value of common stock issued for accrued 401(k) plan contributions and accrued profit sharing bonus	$257,667	$291,396

Deposits reclassified to property and equipment	$205,012	$—

The accompanying notes are an integral part of these consolidated financial statements.

(Reflects 1-for-10 reverse stock split effective August 11, 2006)

SONTRA MEDICAL CORPORATION

Notes to Consolidated Financial Statements

September 30, 2006

(Unaudited)

(1) ORGANIZATION, BASIS OF PRESENTATION AND GOING CONCERN

Organization and Basis of Presentation

The Company is a medical company engaged in the development of transdermal diagnostic products and is developing a non-invasive, continuous transdermal glucose monitor (“CTGM”) for principal use in the Intensive Care Market. The Company utilizes its SonoPrep® Permeation System along with chemistry and biosensor technologies developed by the Company. On an historical basis since its inception, the Company has devoted substantially all of its efforts toward product research and development, conducting clinical studies, raising capital and marketing products under development. The Company has incurred significant losses from operations since its inception and has primarily funded these losses through issuances of equity and convertible promissory notes.

The accompanying consolidated financial statements include the accounts of Sontra Medical Corporation (the “Company”) and its wholly-owned subsidiary, Sontra Medical, Inc. (“SMI”). All significant inter-company balances and transactions have been eliminated in consolidation. These financial statements should be read in conjunction with the Company’s audited financial statements and related footnotes for the fiscal year ended December 31, 2005, which are included in the Company’s Annual Report on Form 10-KSB filed with the SEC on March 15, 2006. In the opinion of the Company’s management, the unaudited condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and include all adjustments (consisting only of normal recurring accruals) necessary to present fairly the Company’s financial position as of September 30, 2006 and the results of operations and cash flows for the three and nine months ended September 30, 2006 and 2005. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the relevant SEC rules and regulations. However, the Company believes that its disclosures are adequate to ensure that the information presented is not misleading. The results of operations for the interim periods are not necessarily indicative of the results of operations for the full fiscal year or any other interim period.

On July 24, 2006, the Company’s board of directors approved a 1-for-10 reverse stock split (see Note 8). The reverse stock split was effective August 11, 2006. All share and per share information has been retroactively restated to reflect the reverse stock split.

Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As of September 30, 2006, the Company had cash and short term investments of only approximately $1,677,000 and an accumulated deficit of $33,344,594. Through September 30, 2006, the Company has not been able to generate sufficient sales from its operations to cover its costs and operating expenses. Although the Company has been able to issue its common and preferred stock through private placements to raise capital in order to fund its operations, it is not known whether the Company will be able to continue this practice, or be able to obtain other types of financing or if its sales will increase significantly to be able to meet its cash operating expenses. This, in turn, raises substantial doubt about the Company’s ability to continue as a going concern. Management believes that a private equity financing will enable the Company to continue its operations. However, no assurances can be given as to the success of these plans. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

SONTRA MEDICAL CORPORATION

Notes to Consolidated Financial Statements

September 30, 2006

(Unaudited)

The Company expects that the cash and short term investments of $1,677,256 at September 30, 2006 ($1,216,029 at November 20, 2006) will be sufficient to meet its cash requirements through December 2006. Currently, the Company is meeting with several potential private investors to raise capital to meet its working capital and its forecasted operating costs and expenses beyond December 31, 2006. The Company has engaged a financial consultant to provide introductions to potential investors. Over the past year, the Company has experienced a decline in investors interested in making an investment in the Company. If we do not raise additional capital by December 31, 2006 (as debt or equity), then we will run out of cash and will be unable to continue operations. We are continuing to pursue additional capital through several potential identified investors but have not received a commitment for financing at this time. If we do not raise additional capital, the Board of Directors of the Company may decide to initiate an orderly wind-down of business operations or to file for bankruptcy protection under the United States Bankruptcy Code. In the event that we wind-down our business or file for bankruptcy, there would likely be little or no proceeds available for our stockholders.

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying financial statements reflect the application of the following accounting policies:

(a) Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the amounts of revenues and expenses recorded during the reporting periods. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant changes in the near term relate to the valuation of inventory, the recoverability of long-lived assets, the realizability of deferred tax assets and the fair value of equity instruments issued.

(b) Cash and Cash Equivalents

The Company considers all highly liquid investments with maturities of ninety days or less to be cash equivalents. Cash equivalents consist of money market funds as of September 30, 2006 and December 31, 2005. The Company maintains its cash in bank deposit accounts which, at times, may exceed the federally insured limits. Restricted cash represents a security deposit on the Company’s leased offices.

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

(d) Accounts Receivable

The Company provides credit terms to customers in connection with sales of the Company’s products. Credit terms for approved customers are generally on a net 30-day basis. Management periodically reviews customer account activity in order to assess the adequacy of the allowances provided for potential losses. Factors considered include economic conditions and each customer’s payment history and credit worthiness. Adjustments, if any, are made to reserve balances following the completion of these reviews to reflect management’s best estimate of potential losses. No allowance for doubtful accounts was considered necessary at September 30, 2006 and December 31, 2005.

SONTRA MEDICAL CORPORATION

Notes to Consolidated Financial Statements

September 30, 2006

(Unaudited)

(e) Inventory

Inventories are stated at the lower of cost (first in, first out) or market. Work-in-process and finished goods consist of material, labor and overhead. Finished goods consist of completed SonoPrep units and procedure trays. Demo inventory consists of SonoPrep units owned by Sontra in use by customers as well as units used for demonstration purposes. The cost of SonoPrep demo units is amortized to cost of sales over a one year period. As of September 30, 2006, the SonoPrep demo inventory was fully amortized. The reserve for obsolescence represents inventory that may become obsolete as a result of possible design changes and product enhancements. The Company wrote off certain obsolete inventory resulting in a decrease in its reserve for obsolete or excess inventory of $31,000 during the quarter ended September 30, 2006 and had a reserve of $146,000 at September 30, 2006. For the nine months ended September 30, 2006, the reserve for obsolete or excess inventory increased $6,000.

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

SONTRA MEDICAL CORPORATION

Notes to Consolidated Financial Statements

September 30, 2006

(Unaudited)

For the three and nine months ended September 30, 2005, the Company applied APB No. 25 and related interpretations in accounting for stock options issued to employees and directors. Had compensation cost for the Company’s stock options issued to employees and directors been determined based on the fair value at the grant dates consistent with SFAS No. 123, the Company’s net loss and net loss per share would have been adjusted to the pro forma amounts indicated below:

	Three Months Ended September 30, 2005	Nine Months Ended September 30, 2005
Net loss—as reported	$(1,509,318)	$(4,551,870)
Add: stock-based employee compensation expense (benefit) under APB No. 25	(94,127)	(206,932)
Deduct: stock-based employee compensation determined under SFAS No. 123	(4,019)	(2,039,109)

Pro forma net loss applicable to common stockholders	(1,607,464)	(6,797,911)
Accretion of preferred stock dividend and beneficial conversion feature of preferred stock	(1,479)	(4,389)

Pro forma net loss	$(1,608,943)	$(6,802,300)

Basic and diluted loss per share, as reported	$(0.68)	$(2.05)

Basic and diluted loss per share, pro forma	$(0.72)	$(3.07)

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

In March 2006, the Company issued to employees options to purchase 101,964 shares of common stock at prices between $5.10 and $5.90 per share. In the quarter ended June 30, 2006, the Company issued options to employees to purchase 76,836 shares and to directors to purchase 17,500 shares (for a total of 94,336 shares of common stock) at prices between $2.50 and $5.70. In the quarter ended September 30, 2006, the Company issued options to an employee to purchase 1,500 shares at a price of $2.20. The options have a 10 year contractual life and vest over 3.5 years with the exception of the director options which are immediately vested. The Company determined the fair value of these options to be approximately $539,000, including estimated forfeitures of 18%, using the Black-Scholes option pricing model. The amount of non-cash compensation expense related to employee stock option grants will be charged to expense over the vesting period.

The impact of adopting SFAS No. 123(R) on net loss in the three and nine months ended September 30, 2006 is approximately $30,000 and $103,000, respectively, and the impact on basic and diluted loss per share was $0.01 and $0.04, respectively.

In the quarter ended June 30, 2006, the Company also issued to a member of its medical advisory board options to purchase 10,000 shares of common stock at $5.20 per share. These options were fully vested and had a contractual life of 10 years. The Company determined the fair value of these options to be approximately $45,000 using the Black-Scholes option pricing model. The Company recorded compensation expense on these grants of approximately $45,000 for the nine months ended September 30, 2006.

SONTRA MEDICAL CORPORATION

Notes to Consolidated Financial Statements

September 30, 2006

(Unaudited)

The assumptions used for options granted in the nine months ended September 30, 2006 and 2005 were as follows:

	2006	2005
Risk-free interest rate	5.00%	5.00%
Expected dividend yield	—	—
Expected lives (employee and director grants)	6.75 years	10 years
Forfeiture rate	18.0%	5.85%
Expected volatility	107%	56%

During the nine months ended September 30, 2006, the Company used the average of the contractual term of the options and the vesting period as its estimate of the expected term for employee and director options, as permitted under SEC Staff Accounting Bulletin No. 107. For options issued to non-employees, the Company used the contractual term. The Company estimated the forfeiture rate using historical information since inception for the Company.

In the quarter ended September 30, 2006, the Company granted 203,000 and 52,500 restricted shares of the Company’s common stock to employees and directors, respectively. The restricted stock grants vest annually over a four year period and are available for issuance through the Company’s 2003 Stock Option Plan. The Company determined the fair value of these restricted stock grants to be approximately $354,000 using the fair value of the common stock on the grant date. The amount of non-cash compensation expense related to restricted stock grants will be charged to expense over the vesting period. The Company recorded compensation expense related to these grants of approximately $11,000 in the three and nine months ended September 30, 2006.

Information with respect to all restricted stock and common stock option activity is as follows:

	Restricted Common Stock Grants	Common Stock Options		Total Stock Activity
	Number of Shares	Number of Shares	Weighted Average Exercise Price
Balance December 31, 2005	—	313,466	$17.20	313,500
Granted	255,500	207,800	3.95	463,300
Cancelled	—	(66,038)	13.29	(66,038)
Exercised	—	—		—

Balance September 30, 2006	255,500	455,228	$11.41	710,728

Exercisable at September 30, 2006		268,589		268,589

Available for future grant September 30, 2006				111,265

SONTRA MEDICAL CORPORATION

Notes to Consolidated Financial Statements

September 30, 2006

(Unaudited)

A summary of options outstanding at September 30, 2006, is as follows:

	Options Outstanding			Options Exercisable
Exercise Price	Number	Weighted Average Remaining Life (years)	Weighted Average Exercise Price	Number	Weighted Average Exercise Price
$1.00-$5.20	234,030	8.78	$4.13	47,390	$3.93
$10.50-$19.90	120,106	7.22	$16.04	120,108	$16.04
$20.00-$25.50	101,092	6.63	$24.17	116,091	$24.17

Outstanding at September 30, 2006	455,228	7.89	$11.72	268,589	$16.96

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

On July 24, 2006, the Company’s Board of Directors approved a 1-for-10 reverse stock split (see Note 8) which was effective on August 11, 2006. All share and per share information including the net loss per common share has been retroactively restated to reflect the reverse stock split.

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

In the nine months ended September 30, 2006, the Company billed and collected $23,180 under a Small Business Innovation Research (“SBIR”) grant totaling $70,000 from the U.S. Army. This amount has been net against research and development expenses. As of September 30, 2006, the Company does not expect to bill the SBIR for any additional amounts pending the Department of Defense review of the clinical protocol.

(j) Deferred Revenue

Deferred revenue consists of the unearned portion of a $50,000 payment received from The Horticulture and Food Research Institute of New Zealand Limited (“HortResearch”) in conjunction with a license and collaboration agreement. In November 2005, HortResearch paid the Company $50,000 for a one year option to license the Company’s ultrasonic skin permeation technology. Under the agreement, the Company is obligated to perform certain training and consulting services over the one year period. Accordingly, the $50,000 payment is being recognized as revenue ratably over the one year service period. The Company has been informed that HortResearch will exercise their option for an additional one year license agreement at $50,000 commencing in November 2006.

SONTRA MEDICAL CORPORATION

Notes to Consolidated Financial Statements

September 30, 2006

(Unaudited)

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

(l) Reclassifications

Certain comparative amounts have been reclassified to correspond with the current period’s presentation.

(3) NOTE PAYABLE

In May 2005, the Company entered into a note payable agreement with a third-party lender in the amount of $237,000. The note is repayable over a four year term and the Company is obligated to make monthly interest and principal payments of $6,017. Interest accrues at an annual rate of 10.39% and the note is secured by certain property and equipment of the Company. Interest expense and cash paid for interest related to this note was $4,469 and $14,439 for the three and nine months ended September 30, 2006, respectively.

(4) COMMITMENTS

The Company leases 12,999 square feet of office, laboratory and manufacturing space in Franklin, Massachusetts under a lease expiring March 10, 2008. Future minimum rental payments under this operating lease are approximately as follows:

Amount
For the years ended December 31,
2006 (October – December 2006)	$45,000
2007	171,000
2008	33,000

Total	$367,000

(5) COMMON STOCK FINANCING

In March 2006, the Company completed an equity financing (the “Financing”) with selected qualified purchasers that provided the Company with net proceeds of approximately $1,624,000 pursuant to the terms of a Common Stock and Warrant Purchase Agreement (the “Purchase Agreement”). Under the terms of the Purchase Agreement, investors purchased 445,635 shares of the Company’s Common Stock in a private placement at a per share purchase price of $4.00. The investors also received warrants (the “Warrants”) to purchase up to 445,635 shares of Common Stock. The Warrants are exercisable beginning six months from the issue date at a per share price of $5.80 and will expire no later than the fifth anniversary of the issue date. In addition, the Company shall have the right to terminate the Warrants, upon thirty days notice, in the event that the closing price of the Company’s common stock for twenty consecutive trading days is equal to or greater than $11.60 per share.

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

September 30, 2006

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

(8) SUBSEQUENT EVENTS

During November 2006, the Company received a $50,000 payment from the Horticulture and Food Research Institute of New Zealand to confirm their exercise of an option for an additional one year service period under its license and collaboration agreement with the Company.

In October 2006, the Company entered into an agreement with a finance consultant to act on a non-exclusive basis as agent for the Company to arrange capital financing of up to $15 million with a success fee as follows: (a) a cash fee equal to 5% (6% if funding is closed by November 30, 2006) of the aggregate capital raised by the Company from investors introduced to the Company by the financial consultant, excluding the proceeds from any Warrant exercises; (b) warrants to purchase a number of shares of Common Stock of the Company equal to 5% (6% if funding is closed by November 30, 2006) of the total number of shares of Common Stock issued to investors introduced to the Company by the finance consultant; and (c) a $15,000 “ceiling” on financing expenses approved in advance by the Company.

On October 31, 2006, the Board of Directors of the Company increased the maximum number of shares of its Common Stock, par value $0.01 per share that may be issued to participants in the Sontra Medical Corporation 401(k) Retirement Plan (the “Plan”) by an additional 350,000 shares. This provides for a total of 450,000 shares authorized for issuance to participants under the Plan.

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

Sontra Medical Corporation is a transdermal science company with platform technologies in ultrasonic skin permeation, skin permeation control, biosensors and hydrogel formulations for transdermal sensors and drug delivery. The Company is developing a non-invasive, continuous transdermal glucose monitor (“CTGM”) for principal use in the Intensive Care Market. Currently, the Company is conducting its first glucose monitoring clinical study in a major Boston, Massachusetts medical center on patients undergoing heart surgery. The Company’s Symphony CTGM sensor is being applied to patients prior to surgery so that the glucose monitoring can be evaluated throughout surgery and continued until the patient is released from the cardiac critical or intensive care unit. The SonoPrep® Permeation System is a component to the Symphony CTGM System. SonoPrep, a non-invasive ultrasonic skin permeation technology for medical and therapeutic applications embodies Sontra’s patented technology in ultrasonic skin permeation and control. Our proprietary ultrasound mediated skin permeation technology is a non-invasive and painless method of enhancing the flow of fluids and molecules across the protective membrane of the stratum corneum, the outer layer of the skin. In addition to the use of SonoPrep in glucose monitoring, we have tested the feasibility of our SonoPrep technology for various applications, including, transdermal drug delivery, vaccination and topical lidocaine delivery. During Year 2004, the Company received 510(k) marketing clearance from the FDA for our SonoPrep device for the transdermal delivery of 4% topical lidocaine and in electrophysiology applications. Commencing in September 2004, we launched our SonoPrep Topical Anesthetic System, which consists of the SonoPrep device and a topical anesthetic procedure tray for usage with OTC 4% topical lidocaine. During 2006, the Company completed development of its next generation SonoPrep System (Generation 2) that introduces several mechanical improvements using the same technology base. Although the Company continues to have limited demand for its SonoPrep Topical Anestetic System, the current focus of the Sontra business is with its development and clinical efforts regarding its CTGM System. During the three and nine months ended September 30, 2006, we recorded product revenue of $10,679 and $37,619, respectively. During the three and nine months ended September 30, 2005, we recorded product revenue of $20,615 and $169,018, respectively.

Recently, the Company received regulatory approvals for its second generation SonoPrep System (Generation 2) that has opened business opportunity leads in the international marketplace. The regulatory approvals include ISO 14385 certification and CE marking. The Company has signed a distribution agreement with JOYMG, a medical device distribution company based in Seoul, South Korea, to market and sell our SonoPrep System in South Korea. The agreement is subject to JOYMG obtaining approval by the regulatory body, the Korean FDA. As of November 20, 2006, the Company has not been notified by JOYMG of any regulatory approval.

The Company’s principal business activity is in research and development program related to its Symphony CTGM System that utilizes its SonoPrep Technology. Other secondary priorities in research & development include:

•	Enhanced transdermal delivery of topical applied drugs,

•	Transdermal vaccination,

•	Transdermal drug delivery of large molecules and biopharmaceuticals, and

•	Skin preparation prior to electrophysiology tests to improve electrical signals.

Although not a current focus of the Company’s business plan, we may develop additional products in the future, which will require substantial expenditures, including expenditures for feasibility studies, pre-clinical studies, prototype development and clinical testing. In addition, the establishment of collaborative partnerships and regulatory, manufacturing, sales and marketing activities with collaborative partners will be necessary for successful commercial production of our technologies or their incorporation into third-party products.

A significant portion of the Company’s research and development expenses includes salaries paid to personnel and outside consultants and service providers, as well as for the cost of materials used in research and development, clinical studies, prototype manufacturing and related information technology, and the allocation of facilities costs.

Selling, general and administrative expenses consist primarily of non-research personnel salaries and related expenses, facilities costs and outside professional fees.

In 2006, stock-based compensation expense, a non-cash expense, represents the fair value of the stock options granted to employees and members of our Board of Directors and our advisory board members on the grant date and is expensed over the service/vesting period. During August 2006, the Company granted restricted common stock to its employees and directors through shares authorized by the Company’s 2003 Stock Option and Incentive Plan. The restricted common stock grants have been recorded at the fair market value of the stock at time of grant and are amortized to income over a 4 year vesting period. Prior to 2006, stock-based compensation expense for employees and directors represented the fair value or intrinsic value (the difference between the exercise price and fair value of common stock) of the option on the grant date. In addition, certain stock-based compensation expense was re-measured each period and amortized over the vesting period of the applicable options.

Results of Operations

Comparison of the three months ended June 30, 2006 and 2005

Licensing Revenue

License Revenue consists of $12,500 earned toward a calendar year 2006 amount of $45,000 through an agreement with HortResearch. The license agreement commenced in November 2005 for a one year period and may be extended for one additional year upon the payment by HortResearch of an additional option fee of $50,000.

Product Revenue and Cost of Product Revenue

The Company recorded product revenue of $10,679 with a cost of product revenue of $9,445 for the three months ended September 30, 2006 versus $20,615 of revenue a with a cost of product revenue of $149,209 for the three months ended September 30, 2005. The decrease in product revenue was attributable to a decline in demand for the Company’s SonoPrep System. During the three months ended September 30, 2005, the Company wrote off obsolete SonoPrep product (principally Generation 1.0) to cost of product revenue due to the decline in product demand and plans to introduce the SonoPrep System (Generation 2) to the market.

Research and Development Expenses

Research and development expenses decreased by $134,272 to $803,754 for the three months ended September 30, 2006 from $998,026 for the three months ended September 30, 2005. The decrease was primarily attributable to the completion of SonoPrep 2.0 development and pilot production costs in early 2006 and the completion of clinical trials that validated the efficacy of SonoPrep for topical lidocaine delivery. The overall decrease in research and development costs was partially offset by an increase in spending for research, development and clinical costs of our continuous transdermal glucose monitor system including the addition of key scientists and production costs of clinical study prototypes.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased by $194,954 to $622,518 for the three months ended September 30, 2006 from $427,564 for the three months ended September 30, 2005. The increase for the three months ended September 30, 2006 was primarily attributable to an increase in legal, accounting, consulting and equity transfer agent costs associated with a 1-for-10 reverse stock split effective in August 2006 and other public company expenses. The overall increase in selling, general and administrative expenses was partially offset by decreased expense in sales and marketing costs, including salaries and marketing costs relating to the Company’s SonoPrep System as product demand declined.

Other Income and Expense

Interest income was $28,604 for the three months ended September 30, 2006 compared to interest income of $50,670 for the three months ended September 30, 2005, a decline of $22,066. The decrease in interest income for the three months ended September 30, 2006 was primarily attributable to the Company having a lower average amount of cash equivalents and short term investments in the three months ended September 30, 2006 compared to the same period in 2005.

Interest expense of $4,469 for the three months ended September 30, 2006 compared to $5,804 for the three months ended September 30, 2005, decreased $1,335 reflecting a decline in the principal balance of notes payable during the third quarter of 2006 versus the same period in 2005.

Comparison of the nine months ended September 30, 2006 and 2005

Licensing Revenue

License Revenue for the nine months ended September 30, 2006 was $37,501, earned toward a calendar year 2006 amount of $45,000 through an agreement with HortResearch in November 2005. The license agreement may be extended for one year upon the payment of an additional option fee of $50,000 by HortResearch.

Product Revenue and, Cost of Product Revenue

The Company recorded product revenue of $37,619 with a cost of product revenue of $61,734 for the nine months ended September 30, 2006 versus $169,018 of revenue a with a cost of product revenue of $246,068 for the nine months ended September 30, 2005. The decrease in product revenue was attributable to a decline in demand of the Company’s SonoPrep System between the years. During the nine months ended September 30, 2005, the Company wrote off obsolete SonoPrep product (principally Generation 1.0) to Cost of product revenue due to the decline in product demand and plans to introduce the SonoPrep System (Generation 2) to the market.

Research and Development Expenses

Research and development expenses decreased by $453,825 to $2,489,996 for the nine months ended September 30, 2006 from $2,943,821 for the nine months ended September 30, 2005. The decrease was primarily attributable to the completion of SonoPrep 2.0 development and pilot production costs in early 2006 and the completion of clinical trials that validated the efficacy of SonoPrep for topical lidocaine delivery. The overall decrease in research and development costs was partially offset by an increase in spending for research, development and clinical costs of our continuous transdermal glucose monitor system including the addition of key scientists and production costs of clinical study prototypes.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased by $162,194 to $1,843,535 for the nine months ended September 30, 2006 from $1,681,341 for the nine months ended September 30, 2005. The increase for the nine months ended September 30, 2006 was primarily attributable to an increase in legal, accounting, consulting and equity transfer agent costs associated with a 1-for-10 reverse stock split effective in August 2006 and other public company expenses including a private investment of the Company’s Common Stock during March 2006. The overall increase in selling, general and administrative expenses was partially offset by decreased expense in sales and marketing costs, including salaries and marketing costs relating to the Company’s SonoPrep System as product demand declined.

Other Income and Expense

Interest income was $109,687 for the nine months ended September 30, 2006 compared to interest income of $163,151 for the nine months ended September 30, 2005, a decrease of $53,464. The decrease in interest income for the nine months ended September 30, 2006 was primarily attributable to the Company having a lower average amount of cash equivalents and short term investments on hand during the nine months ended September 30, 2006 compared to the same period in 2005.

Interest expense of $14,439 for the nine months ended September 30, 2006 compared to $12,809 for the nine months ended September 30, 2005, reflecting an increase due to a full nine months of interest expense on the note payable that commenced in May 2005.

Liquidity and Capital Resources

The Company has financed its operations since inception primarily through private sales of its common and preferred stock, the issuance of convertible promissory notes, and the cash it received in connection with the Merger during 2002. As of September 30, 2006, the Company had $1,677,256 of cash, cash equivalents and short term investments.

Net cash used in operating activities was $3,826,607 for the nine months ended September 30, 2006. The use of cash was primarily attributable to the net loss of $4,224,897 for the nine months ended September 30, 2006. Non-cash charges included in net loss amounted to $135,454 for depreciation and amortization, a $6,000 increase in the provision for obsolete or excess inventory and stock compensation expense of $159,296. Decreases in accounts receivable, inventory and prepaid expenses and other assets provided $18,938 of cash. Decreases in accounts payable and deferred revenue used net cash of $93,928. The accrued expense balance was significantly impacted by the payment in 2006 of accrued profit sharing bonuses and 401(k) matching accruals totaling $257,667 through the issuance of the Company’s common stock.

Net cash provided by investing activities was $1,902,701 for the nine months ended September 30, 2006. The cash provided is primarily attributable to the net affect of proceeds from the sales of short term investments of $2,000,000 and the purchases of property and equipment that used cash of $106,598.

Net cash provided by financing activities was $1,584,371 for the nine months ended September 30, 2006. The issuance of common stock provided net proceeds of $1,624,086 and payments on the note payable used cash in the amount of $39,715.

The Company expects that the cash and short term investments of $1,677,256 at September 30, 2006 ($1,216,029 at November 20, 2006) will be sufficient to meet its cash requirements through December 2006. Currently, the Company is meeting with several potential private investors to raise capital to meet its working capital and its forecasted operating costs and expenses beyond December 31, 2006. The Company has engaged a financial consultant to provide introductions to potential investors. Over the past year, the Company has experienced a decline in investors interested in making an investment in the Company. If we do not raise additional capital by December 31, 2006 (as debt or equity), then we will run out of cash and will be unable to continue operations. We are continuing to pursue additional capital through several potential identified investors but have not received a commitment for financing at this time. If we do not raise additional capital, the Board of Directors of the Company may decide to initiate an orderly wind-down of business operations or to file for bankruptcy protection under the United States Bankruptcy Code. In the event that we wind-down our business or file for bankruptcy, there would likely be little or no proceeds available for our stockholders.

If the Company is successful in raising capital to fund its operations, the Company will be required to raise an additional substantial amount of capital in the future to fund its research and development initiatives before it completes the commercialization of its products and achieves profitability. The Company’s ability to fund its future operating requirements will depend on many factors, including the following:

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

We need to raise additional capital by November 30, 2006 or we will be unable to continue operations.

As of November 20, 2006, we had approximately $1,216,029 of cash and cash equivalents. We have minimal, if any, revenues at this point in our development, and we have monthly financial obligations of approximately $400,000. If we do not raise additional capital by December 31, 2006 (as debt or equity) then we will run out of cash and will be unable to continue operations. We have been working to raise additional capital but have not been successful. If we do not raise additional capital, we may elect to engage in an orderly wind down of our business or file for bankruptcy protection. In the event that we file for bankruptcy or wind down our business, there would likely be no or little proceeds available for our stockholders.

If we fail to raise additional capital, we will be unable to continue our business.

Our development efforts to date have consumed and will continue to require substantial amounts of capital in connection with our SonoPrep® technology. Our product development programs require substantial capital outlays in order to reach product commercialization. As we enter into more advanced product development of our SonoPrep device and our continuous transdermal glucose monitoring system, we will need significant funding to pursue our product commercialization plans. Our ability to continue our business and our research, development and testing activities and commercialize our products in development is highly dependent on our ability to obtain additional sources of financing, including by entering into and maintaining collaborative arrangements with third parties who have the resources to fund such activities. Any future equity financing, if available, may result in substantial dilution to existing shareholders, and future debt financing, if available, may include restrictive covenants or may require us to grant a lender a security interest in our assets. To the extent that we attempt to raise additional funds through third party collaborations and/or licensing arrangements, we may be required to relinquish some rights to our technologies or products currently in various stages of development, or grant licenses or other rights on terms that are not favorable to us. Any failure by us to timely procure additional financing or investment adequate to fund our ongoing operations, including planned product development initiatives, clinical studies and commercialization efforts, will have material adverse consequences on our business operations and as a result, on our consolidated financial condition, results of operations and cash flows.

We have a history of operating losses, and we expect our operating losses to continue for the foreseeable future.

We have generated limited revenue and have had operating losses since our inception. Our historical accumulated deficit was approximately $33.3 million as of September 30, 2006. It is possible that we will never generate sufficient revenue to achieve and sustain profitability. Even if we achieve profitability, we may not be able to sustain or increase profitability. We expect our operating losses to continue for the foreseeable future as we continue to expend substantial resources to conduct research and development, feasibility and clinical studies, obtain regulatory approvals for specific use applications of our SonoPrep® technology, identify and secure collaborative partnerships, and manage and execute our obligations in strategic collaborations.

Our products are based on new technologies and are in early stages of development, and may not be successfully developed or achieve market acceptance.

Most of our products under development have a high risk of failure because they are based on new technologies and are in the early stages of development. To date, we have tested the feasibility of our SonoPrep® technology for various applications, including glucose monitoring, transdermal drug delivery and certain anesthetic applications. We have received 510(k) marketing clearance from the FDA for our SonoPrep® device for the transdermal delivery of over the counter 4% topical lidocaine and in electrophysiology applications. However, to develop additional products or additional uses, substantial expenditures will be required, including for feasibility studies, pre-clinical studies, prototype development and clinical testing. Projected costs for such development are difficult to estimate and they may change and increase frequently.

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

We amended our license agreement in 2005 with the Diabetes Care Division of Bayer Healthcare LLC (“Bayer”) and reacquired the worldwide co-exclusive rights to develop and market our continuous transdermal glucose monitoring system utilizing the SonoPrep ultrasonic skin permeation technology for the hospital intensive care unit (ICU) market. We have completed the first prototypes and have begun human clinical studies in 2006 at a leading Boston-area hospital, with a member of our Clinical Advisory Board serving as principal investigator. Although we believe the clinical rationale exists for our continuous transdermal glucose monitoring system for the ICU market, there can be no assurance that such a market will be established, or that we will be able to successfully develop a product that will prove effective for the ICU market or gain market acceptance should such a market develop. The product development process may take several years and will require substantial capital outlays. If the ICU market does not develop as we expect, or if we are unable to successfully develop a product for such market on a timely basis and within cost constraints, then our business and financial results will be materially adversely affected. In addition, under the terms of our license agreement, Bayer has rights to our technology and has retained co-exclusive rights to the hospital ICU market and may compete with us in such market. If Bayer determines to compete with us in the ICU market, our financial results will be adversely affected.

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

The process of establishing collaborative partners is difficult, time-consuming and involves significant uncertainty. Discussions with potential collaborators may not lead to the establishment of new collaborative relationships on favorable terms, if at all. If successful in establishing a collaborative agreement, such agreement may never result in the successful development of products or the generation of significant revenue. Any such agreements could limit our flexibility in pursuing alternatives for the development or commercialization of our products. Even if we were to enter into additional collaborative arrangements with third parties, there can be no assurance that our financial condition or results of operations will significantly improve.

The risks involved with collaborating with strategic partners include, but are not limited to, the following:

•	such strategic partners are likely to be larger, better capitalized companies and therefore have significant leverage in negotiating terms of such collaborative arrangements;

•	such collaborative arrangements could terminate upon the expiration of certain notice periods;

•	collaboration partners may insist on and obtain significant interests in our intellectual property rights, for example, Bayer received an exclusive worldwide right and license of our intellectual property rights to make, have made, use, import and sell a continuous transdermal glucose monitoring system utilizing ultrasonic techniques;

•	funding by collaborative partners may be dependent upon the satisfaction of certain goals or “milestones” by certain specified dates, the realization or satisfaction of which may be outside of our control, for example, our receipt of future milestone payments from Bayer is dependent on Bayer’s successful product development efforts, which may not occur on a timely basis, if at all;

•	collaborative partners may retain a significant degree of discretion regarding the timing of these activities and the amount and quality of financial, personnel and other resources that they devote to these activities;

•	disputes may arise between us and any future collaborative partner regarding their respective rights and obligations under the collaborative arrangements, which may be costly; and

•	any future collaborative partner may not be able to satisfy its obligations under its arrangement with us or may intentionally or unintentionally breach its obligations under the arrangement.

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

On November 23, 2005, we received notice from Nasdaq that we were not in compliance with the $1 minimum closing bid price requirement for continued listing on the Nasdaq Capital Market, as the bid price of our common stock had closed below $1 per share for 30 consecutive business days. We did not regain compliance with the minimum bid price rule, and we subsequently received a letter informing us of the Nasdaq Listing Qualification

Staff’s determination to delist our common stock. We appealed the Staff’s determination, and on July 20, 2006 we appeared before the Nasdaq Listing Qualifications Panel. In order to regain compliance with the minimum bid price requirement, in August 2006 we effected a 1-for-10 reverse stock split. Following the reverse stock split, our common stock closed at or above $1 per share for ten consecutive business days; therefore, we received written notice from Nasdaq that we had regained compliance with the minimum bid price requirement and that the Panel would not delist our common stock.

On October 17, 2006, we again received notice from Nasdaq that we were not in compliance with the $1 minimum closing bid price requirement because the bid price of our common stock had closed below $1 per share for 30 consecutive business days. In accordance with Nadaq rules, we have been provided 180 calendar days, or until April 16, 2007, to regain compliance. If at any time before April 16, 2007, the bid price of our common stock closes at or above $1 per share for a minimum of ten consecutive business days, we will be provided written notice that we are in compliance with the minimum bid price requirement. Under Nasdaq rules, Nasdaq may, in its discretion, require use to maintain a bid price of at least $1 for a period greater than ten consecutive business days, but generally no more than 20 consecutive business days, before determining that we have demonstrated an ability to maintain long-term compliance with the minimum bid price requirement. In addition, as of September 30, 2006, we failed to satisfy Nasdaq’s minimum $2.5 million shareholder equity requirement. We have not yet received a letter from Nasdaq regarding this deficiency, but we do expect to receive a letter from Nasdaq in due course.

If we do not regain compliance with the minimum bid price requirement by April 16, 2007, the Staff will determine whether we meet the Nasdaq Capital Market’s initial listing criteria set forth in Marketplace Rule 4310(c), except for the bid price requirement. If we meet the initial listing criteria, we will be granted an additional 180 calendar-day period to comply with the minimum bid price rule. If it is determined that we are not eligible for this additional compliance period, we will be provided written notice that our common stock will be delisted. At that time, we may appeal to a Listing Qualifications Panel the Staff’s determination to delist our common stock.

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

The 1-for-10 reverse stock split of our common stock completed in August 2006 has resulted in a lower trading volume and less liquidity for our common stock, which may adversely affect our shareholders.

In order to regain compliance with the $1 minimum closing bid price requirement for continued listing on the Nasdaq Capital Market, we completed a 1-for-10 reverse stock split in August 2006. As a result of the reverse stock split, there are significantly fewer shares of our common stock outstanding, which has resulted in a lower trading volume. In addition, even after completion of the reverse stock split, the price of our common stock has continued to decline and we have been unable to sustain compliance with the $1 minimum closing bid price requirement of the Nasdaq Capital Market, which may ultimately result in our common stock being delisted. A significantly lower trading volume for our common stock and declining stock price may impair our shareholders’ ability to trade and our ability to raise additional capital.

Our potential markets are highly competitive and most participants are larger, better capitalized, and more experienced than Sontra.

The markets in which our products are and may be marketed and sold are intensely competitive, subject to rapid change and significantly affected by new product introductions. Our continuous transdermal glucose monitoring system will compete directly with glucose monitoring products from Roche Diagnostics, LifeScan, Inc., a division of Johnson & Johnson, Bayer Corporation, MediSense, a division of Abbott Laboratories, Medtronic, Inc., Dexcom, SpectRx and TheraSense, Inc. Our SonoPrep® device will also compete with numerous companies developing drug delivery products such as Nektar Therapeutics, Alkermes, Inc., Bioject, Inc., PowderJect Pharmaceuticals PLC, Antares Pharma, Inc., Becton Dickinson & Co., Aerogen, Inc., ALZA Corporation, a division of Johnson & Johnson, Norwood Abbey Limited, Vyteris, Iomed and 3M Company. In the topical lidocaine market, we compete with the existing topical lidocaine products manufactured by Astra and others, and also compete with Norwood Abbey, who has received clearance from the FDA to market a laser poration device and Vyteris, who has received FDA approval to market an iontophoretic device.

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

Our original intellectual property is owned by the Massachusetts Institute of Technology

We have an exclusive worldwide license from the Massachusetts Institute of Technology (MIT) under certain licensed patents to practice our ultrasound-mediated skin permeation technology. These licensed patents include eight (8) granted and issued U.S. patents, four (4) granted and issued foreign patents, one pending U.S. and one pending foreign patent applications. Under the license agreement, we have the right to advise and cooperate with MIT in the prosecution and maintenance of the foregoing patents. However, MIT controls the prosecution of these patents. If MIT does not adequately protect our patent rights, our ability to manufacture and market our products would be adversely affected.

We will need to protect our current intellectual property

In addition to the exclusive license from MIT, as of September 30, 2006 we owned six (6) granted and issued U.S. patents, four (4) granted and issued foreign patents, 11 pending U.S. and 27 pending foreign patent applications. In addition to strengthening our SonoPrep® skin permeation technology, our intellectual property will serve to protect our rights to commercialize our continuous transdermal glucose monitoring technology. However, we can provide no assurance that patents will be issued from the patent applications, or, if issued, that they will be issued in a form that will be advantageous to us.

There can be no assurance that one or more of the patents owned or licensed by us will not be challenged, invalidated or circumvented or that we will otherwise be able to rely on such patents for any reason. If any of our patents or any patents licensed from MIT are successfully challenged or our right or ability to manufacture our products or future products (if successfully developed and commercialized) were to be limited, our ability to manufacture and market these products could be adversely affected, which would have a material adverse effect upon our business, financial condition and results of operations.

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

We need to raise additional funds through public or private debt or equity financings to fund our operations. If we raise funds by issuing equity securities, the percentage ownership of current shareholders will be significantly reduced and the new equity securities may have rights senior to those of the shares of our common stock. If we raise funds by issuing debt securities, we may be required to agree to covenants that substantially restrict our ability to operate our business. We may not obtain sufficient financing on terms that are favorable to investors or us. We may delay, limit or eliminate some or all of our proposed operations if adequate funds are not available.

The availability of preferred stock for issuance may adversely affect our shareholders.

Our Articles of Incorporation, as amended, authorize our Board of Directors to fix the rights, preferences and privileges of, and issue up to 10,000,000 shares of, preferred stock with voting, conversion, dividend and other rights and preferences that could adversely affect the voting power or other rights of our shareholders. An aggregate of 7,000,000 shares of Series A Preferred Stock were authorized and designated for issuance by our Board of Directors in our private placement in 2003. As of September 30, 2006, 73,334 shares of Series A Convertible Preferred Stock were outstanding. The issuance of additional preferred stock or rights to purchase preferred stock may have the effect of delaying or preventing a change in control of the Company. In addition, the possible issuance of additional preferred stock could discourage a proxy contest, make more difficult the acquisition of a substantial block of our common stock or limit the price that investors might be willing to pay for shares of our common stock.

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

Item 3. Controls and Procedures

Disclosure Controls and Procedures. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this report were effective in ensuring that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that the information required to be disclosed by us in such reports is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

PART II: OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

During the third quarter of fiscal 2006, we made no material changes to the procedures by which shareholders may recommend nominees to our Board of Directors, as described in our most recent proxy statement.

Item 6. Exhibits

The Exhibits listed in the Exhibit Index immediately preceding such Exhibits are filed with or incorporated by reference in this report.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SONTRA MEDICAL CORPORATION

Date: November 20, 2006	By:	/s/ THOMAS W. DAVISON
Thomas W. Davison President and Chief Executive Officer

Date: November 20, 2006	By:	/s/ HARRY G. MITCHELL
Harry G. Mitchell Chief Financial Officer

EXHIBIT INDEX

3.1	Articles of Amendment of Second Amended and Restated Articles of Incorporation, as amended, is incorporated herein by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on August 11, 2006 (File No. 000-23017).

4.1	Specimen Certificate of Common Stock of the Registrant is incorporated herein by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on August 11, 2006 (File No. 000-23017).

10.1

Form of Restricted Stock Agreement for use under the Registrant’s 2003 Stock Option and Incentive Plan is

incorporated herein by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed on

September 6, 2006 (File No. 000-23017).

10.2

Offer Letter, dated August 29, 2006, between the Registrant and Harry G. Mitchell is incorporated herein by reference to Exhibit 99.2 to the Registrant’s Current Report on Form 8-K filed on September 6, 2006 (File No.

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