Form 10KSB
period 2006-12-31
SONTRA MEDICAL CORP
filed 2007-03-29
CIK 1031927

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-KSB

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2006

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

Issuer’s revenues for its most recent fiscal year: $88,995.

The approximate aggregate market value of the voting and non-voting common equity held by non-affiliates of the issuer as of March 23, 2007, based upon the closing price of such stock on that date was $5,418,227.

The number of shares of the issuer’s common stock outstanding as of March 23, 2007 was 9,386,679.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement (the “Definitive Proxy Statement”) to be filed with the Securities and Exchange Commission relative to the issuer’s 2007 Annual Meeting of Shareholders are incorporated by reference into Part III of this Form 10-KSB.

Transitional Small Business Disclosure Format (Check one):    Yes  ☐    No  ☒

ANNUAL REPORT ON FORM 10-KSB

YEAR ENDED DECEMBER 31, 2006

This Annual Report on Form 10-KSB contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words “believes,” “anticipates,” “plans,” “expects” and similar expressions are intended to identify forward-looking statements. The important factors discussed under the caption “Risk Factors” in Item 6 of this report, among others, could cause actual results to differ materially from those indicated by forward-looking statements made herein and presented elsewhere by management. Such forward-looking statements represent management’s current expectations and are inherently uncertain. Investors are warned that actual results may differ from management’s expectations. Sontra does not undertake any obligation to update forward-looking statements.

PART I

SPECIAL NOTE

All share and per share information, including the net loss per common share, provided in this Annual Report on Form 10-KSB has been retroactively restated to reflect the 1-for-10 reverse stock split of Sontra’s common stock effected on August 11, 2006.

ITEM 1.	DESCRIPTION OF BUSINESS

Overview

Sontra Medical Corporation (the “Company”) is a technology leader in transdermal science, utilizing its platform technologies for transdermal diagnostics and drug delivery. Our strategy is to combine our ultrasonic skin permeation technology together with synergistic biosensor and transdermal drug delivery technologies to develop a diversified product pipeline with opportunities for strategic partnerships. Our vision is for painless and continuous transdermal diagnosis and drug delivery that will improve patient outcomes, while reducing health care costs. We believe these benefits will be realized with improved patient compliance to treatment, continuous diagnosis and data collection, and new routes for continuous drug delivery.

The Company has developed SonoPrep®, a non-invasive ultrasonic skin permeation technology for medical and therapeutic applications including transdermal diagnostics and the enhanced delivery of drugs through the skin. Our proprietary ultrasound mediated skin permeation technology is a non-invasive and painless method of enhancing the flow of fluids and molecules across the protective membrane of the stratum corneum, the outer layer of the skin. The SonoPrep® System is approved by the Food and Drug Administration for use with topical lidocaine to achieve rapid (within five minutes) skin anesthesia, and for electrophysiology applications.

As a result of our strong patent portfolio position and technology development experience, we expect to pursue opportunities for collaborative partnerships for inclusion of such technology into potential third-party products. This activity will require substantial expenditures, including for feasibility studies, pre-clinical studies, prototype development and clinical testing, and accordingly, the Company will pursue co-development arrangements.

Company Information

Sontra Medical Corporation, a Minnesota corporation, was formed through the merger of Sontra Medical, Inc. (“SMI”) and ChoiceTel Communications, Inc. (“ChoiceTel”) in June 2002 (the “Merger”). Following the Merger, ChoiceTel changed its name to Sontra Medical Corporation and began operating only in SMI’s line of business. ChoiceTel was incorporated in Minnesota in 1989.

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

Recent Developments

Restructuring of Operations and Organization

During the last half of 2006, the Company had been working on seeking additional capital; however, the Company was not successful in completing a financing transaction. The Company terminated all employees as of December 22, 2006, and prepared to cease operations in an effort to preserve the value of its assets to provide the Company with an opportunity to pursue a financing or other transaction.

On January 3, 2007, the Company entered into a definitive Common Stock and Warrant Purchase Agreement with Sherbrooke Partners, LLC (“Sherbrooke”), certain other accredited investors and certain members of the Company’s board of directors and management team to issue common stock and warrants to purchase shares of common stock in exchange for $600,000. In January and February 2007, Sontra rehired five employees on a part-time basis and engaged seven independent contractors.

Voluntarily Delisting from Nasdaq Capital Market

On December 22, 2006, the Company announced its plan to voluntarily delist its common stock from the Nasdaq Capital Market. On January 8, 2007, Nasdaq suspended the quotation of Sontra’s common stock but the Company remained subject to the Nasdaq rules until its delisting effective January 18, 2007. As of January 8, 2007, the Company’s quotation for its common stock was listed on the “Pink Sheets” under the symbol “SONT.PK”.

2007 Financing

During the first quarter of fiscal 2007, the Company issued and sold in a private placement (the “Financing”) (i) an aggregate of 6,600,000 shares (the “Shares”) of its common stock at a purchase price per share of $0.10, for an aggregate purchase price of $660,000 ($60,000 greater than the originally contemplated amount), and (ii) warrants (the “Warrants”) to purchase an aggregate of 1,650,000 shares of Sontra’s common stock for an exercise price of $0.21 per share. The Shares and Warrants were issued pursuant to a Common Stock and Warrant Purchase Agreement (the “2007 Purchase Agreement”), dated as of January 2, 2007, by and among Sontra, Sherbrooke Partners, LLC (“Sherbrooke”) and additional accredited investors identified in the 2007 Purchase Agreement (together with Sherbrooke, the “Purchasers”).

The Warrants expire two years from the date of the closing of the Financing and contain customary provisions for adjustment to the exercise price in the event of stock splits, combinations and dividends. The Warrants also contain weighted average anti-dilution provisions that provide for an adjustment to the then effective exercise price (and number of shares of common stock issuable upon exercise) upon certain dilutive issuances by Sontra of equity securities. In addition, if the per share market value (as defined in the Warrants) of Sontra’s common stock for any twenty (20) consecutive trading days equals or exceeds $0.63 per share, then Sontra may, with the prior written consent of the Warrant holders, redeem the unexercised portion of the Warrants in cash at a price equal to the number of shares of common stock that remain subject to the Warrant multiplied by $0.001.

Certain members of Sontra’s Board of Directors and management team invested a total of $120,000 in the financing transaction, as required by Sherbrooke.

SonoPrep® Skin Permeation Device

Our SonoPrep® ultrasound-mediated skin permeation technology is a non-invasive and painless method of enhancing the flow of fluids and molecules across the protective membrane of the stratum corneum. By applying SonoPrep® for 1-30 seconds, the target skin site can remain permeable for up to 24 hours.

The SonoPrep® device consists of a battery-operated power and control unit, an ultrasonic applicator hand piece and a single use disposable coupling medium cartridge. The SonoPrep® device applies relatively low frequency (compared to diagnostic imaging) ultrasonic energy to the skin. The ultrasonic horn in the device vibrates at 55,000 times per second (55KHz) and applies the energy to the skin through a liquid coupling medium to create cavitational bubbles that expand and contract in the coupling medium and the ordered lipid bilayer of the stratum corneum. Ultrasonic cavitation disorganizes the lipid bi-layer of the stratum corneum and creates reversible channels through which fluids and analytes can be extracted. High and low molecular weight molecules can also be delivered through the skin.

The Company’s SonoPrep® device is easy to use and the treatment can be self-administered by the patient. The application is designed for safe use with an on-line feedback mechanism to detect permeation based on the reduction in electrical impedance and automatically shut off the ultrasonic energy when the effect is optimized. Most importantly, the permeability is reversible and the skin goes back to its normal state after approximately a few days. The SonoPrep® device has each of the following attributes:

•	Non-invasive

•	Increases skin permeability approximately 100-fold

•	Well controlled and long-lasting skin permeability (up to 24 hours)

•	Painless and non-irritating

•	Reversible

•	Safe

The skin is the body’s barrier to the outside environment that prevents body fluids from escaping and prevents protein contaminants (pyrogens), microorganisms (viruses and bacteria) and other irritating substances from entering the body. The outer layer of the skin, stratum corneum, is a relatively thin layer of brick-shaped keratinocytes which creates the skin barrier. The interstitial space between these keratinocytes contains a highly ordered lipid bi-layer that repels water and water-soluble compounds, and vital analytes such as electrolytes, proteins and glucose. An application of ultrasonic energy disorganizes the lipid bi-layer of the stratum corneum, thereby creating reversible channels in the skin through which fluids and analytes can be extracted and small and large molecules can be delivered. The permeability of stratum corneum is increased approximately 100-fold after ultrasonic permeation.

Our ultrasonic skin permeation technology was developed primarily at the Massachusetts Institute of Technology’s (MIT) Chemical and Bioengineering Laboratory. Sontra licensed the MIT technology and Sontra engineers and scientists reduced the technology to practice. We have an exclusive worldwide license from MIT under certain licensed patents to develop and commercialize ultrasonic skin permeation products. These licensed patents comprise a substantial portion of our patent portfolio relating to our technology.

To date, we have tested the feasibility of our SonoPrep® technology for various applications, including glucose monitoring, transdermal drug delivery, vaccination and topical lidocaine delivery. Sontra received its first Food and Drug Administration (“FDA”) 510(k) marketing clearance for its SonoPrep® device in February 2004 for enhancing electrophysiology signals. In August 2004, we received 510(k) marketing clearance from the FDA for the SonoPrep® device and procedure tray for use with topical lidocaine. We will need to obtain additional 510(k) marketing clearances, or Premarket Approval Application (PMA) or New Drug Application (NDA) approvals, from the FDA in order to market other products and applications. In 2006, the Company introduced the second generation SonoPrep® device and received the CE Mark clearance in Europe under the European Medical Device Directive.

SonoPrep® Topical Anesthetic System for Rapid Skin Anesthesia

In August 2004, Sontra received 510(k) marketing clearance from the FDA to market the SonoPrep® device and procedure tray for use with over-the-counter (OTC) 4% topical lidocaine for dermal anesthesia prior to the insertion of needles or intravenous catheters. In September 2004, the Company launched its SonoPrep® Topical Anesthetic System for usage with OTC 4% topical lidocaine. The system consists of the SonoPrep® device and a topical anesthetic procedure tray containing a SonoPrep® coupling medium, cleaning cartridge and a locator ring. The product has been marketed through independent medical device distributors. However, the required selling effort and lengthy sales cycle for this product have caused us to reevaluate our distribution strategy. We are currently exploring additional sales and marketing channels, including potentially licensing the product to a larger medical products company.

To achieve rapid skin anesthesia, a patient’s skin is first permeated with the SonoPrep® device and then topical lidocaine is applied to the permeated skin site. Sontra has demonstrated that SonoPrep® can achieve skin analgesia in five minutes or less, versus the thirty to sixty minutes recommended for the existing topical anesthetics. The topical anesthetic products are used in dermatology and pediatrics procedures to numb the skin before IV insertions, blood draws and other needle sticks.

Although Sontra received this clearance, OTC 4% topical lidocaine has not been approved by the FDA for the indications covered by the Company’s 510(k) marketing clearance, namely needle sticks or venipuncture. Under federal law, the marketing of OTC 4% topical lidocaine for dermal anesthesia prior to the insertion of needles or intravenous catheters requires the FDA to approve a NDA with respect thereto. The Company will continue to offer the SonoPrep® Topical Anesthetic System pursuant to its 510(k) marketing clearance.

Continuous Transdermal Glucose Monitoring System

Strategic Partnership with Bayer Diagnostics

On July 28, 2003, the Company and Bayer Diagnostics Division of Bayer Healthcare LLC (“Bayer”) executed a definitive license agreement pursuant to which the Company granted to Bayer an exclusive worldwide right and license of the Company’s intellectual property rights to make, have made, use, import and sell the continuous transdermal glucose monitoring system utilizing ultrasonic techniques. In consideration of the license and the Company’s delivery of all information, materials and know-how related to the licensed technology in 2003, Bayer paid the Company a one-time, non-refundable license fee of $1.5 million in January 2004. On December 14, 2005, the parties amended the license agreement, pursuant to which the Company re-acquired the co-exclusive rights to make, have made, use, import and sell the continuous transdermal glucose monitoring system utilizing ultrasonic techniques in the worldwide hospital intensive care unit (ICU) market, and the Company granted Bayer a right of first refusal to market any hospital ICU product(s) that we may develop. If Bayer does not market Sontra’s hospital ICU product(s), then Sontra shall pay Bayer a royalty equal to 1% of Sontra’s net product sales. In addition, upon Bayer’s completion of the first phase of its development of the continuous glucose monitoring system, Bayer shall pay a $2.0 million milestone payment to Sontra. This milestone payment shall be paid no later than December 31, 2007, otherwise Bayer’s exclusive license rights under the amended license agreement shall become co-exclusive and Bayer’s marketing rights to Sontra’s hospital ICU product(s) shall terminate. The parties are no longer obligated under the amended license agreement to enter into one or more joint development agreements related to the continuous transdermal glucose monitoring system; however, in the second phase of Bayer’s product development process, the parties will agree upon reasonable royalty rates to be paid to Sontra for product sales by Bayer and the parties may also negotiate a commercially reasonable manufacturing agreement pursuant to which Sontra would supply Bayer with the SonoPrep® ultrasonic skin permeation component of the continuous transdermal glucose monitoring system.

Diabetes Homecare

Diabetes is a serious metabolic disorder and is the sixth leading cause of death in the United States, and those individuals afflicted with the disease are at serious risk of developing complications, such as coronary and vascular disease, retinopathy and neuropathy. The immediate and long-term effects of inadequate blood glucose control are devastating. Diabetes is the leading cause of kidney failure, adult blindness, non-traumatic amputations and nerve damage. When patients monitor their blood glucose frequently they can schedule their insulin injections to properly control their glucose levels. Clinical studies have proven that tighter glucose control through precise insulin dosing significantly reduces diabetes related complications. The Company believes that continuous transdermal glucose monitoring will greatly improve a patient’s compliance to frequent testing, which has been shown to significantly reduce severe complications related to diabetes and lead to reduced health care costs.

Pursuant to our strategic partnership with Bayer, we are developing a transdermal glucose monitoring system that measures glucose levels in patients with diabetes and addresses the unmet need in the home testing market for a truly continuous transdermal glucose monitor. The glucose monitoring system consists of the SonoPrep® skin permeation device and a wireless glucose flux biosensor which continuously measures the glucose flux through the permeated skin site. Because SonoPrep® can permeate many different skin locations, a patient will be able to place the biosensor on skin areas that are out of sight such as the abdomen, so the patient can maintain a regular lifestyle. The glucose biosensor is designed to continuously measure glucose levels and transmit readings wirelessly to a receiver that can be designed as a watch, a beeper or a night stand alarm monitor.

The glucose biosensor contains an electrochemical sensor and a novel hydrogel that couples with the skin and continuously draws the glucose into the sensor. The glucose that flows through the skin is consumed by the biosensor as it reacts with glucose oxidase in the hydrogel. This chemical reaction produces a constant electrical signal, which is recorded by the glucose monitor. Due to the enhanced permeation created by SonoPrep® and the hydrogel chemistry, the glucose flux detected by the sensor can provide reliable glucose readings every one minute for up to 12-24 hours.

Sontra completed its first clinical study on patients with diabetes in April 2003. The study was conducted using the first generation SonoPrep® skin permeation system and Sontra’s first glucose flux biosensor prototypes. 20 glucose flux biosensors (2 per patient) were placed over 20 SonoPrep® treated skin sites of 10 adult subjects with Type 1 or Type 2 diabetes. Data was collected for eight to nine hours. As a control, blood glucose was measured from an intravenous catheter or finger stick blood withdrawn every twenty minutes. Data sets comparing blood glucose measurements to data from the glucose flux biosensor showed a good correlation (average r = 0.84). The accuracy of the data from this study demonstrated the clinical feasibility of our system. In November 2004, Sontra and Bayer jointly completed a second clinical study that included twelve adult participants with either Type 1 or Type 2 diabetes with glucose clamping. Three glucose biosensors were applied to each participant, allowing over 2,000 glucose measurements to be collected in total. Completed data showed an excellent correlation (r = 0.90) between biosensor and reference blood glucose measurements.

In July 2006, Sontra completed the first clinical study using a wireless, continuous glucose biosensor with the second generation SonoPrep® on 10 patients with diabetes at an independent lab. Newly improved, single-use glucose sensors were placed over the SonoPrep® treated skin sites. The sensor was coupled with a miniature analyzer which sent digitized data wirelessly to a monitor for data processing and display. The glucose sensor signal was referenced to finger stick blood glucose meter readings. A total of 222 data points from this study were analyzed to support development of the blood glucose prediction algorithm. The results showed that the sensor could accurately predict blood glucose readings every minute for up to 12 hours with a single point calibration after a one hour warm-up period.

Bayer is continuing to develop and verify its technology for the diabetes care market segment. Our development progress of the SonoPrep® skin permeation and glucose sensing technology will complement Bayer’s development efforts for the diabetes home testing market. Our technology advances include simplification of the sensor installation, warm up process, sensor use-life and ease of use with the SonoPrep® technology. These advancements are expected to contribute to a reduction in device costs as necessary for appropriate reimbursement models for blood glucose self-testing.

Hospital Critical Care

In addition to our development efforts for the diabetes home testing market using continuous transdermal glucose monitoring (“CTGM”), the Company has pursued the emerging market for glucose monitoring in the critical care and intensive care arenas.

A primary cause of infection in critically ill patients is hyperglycemia which is a result of insulin resistance and total parenteral nutrition. Numerous clinical studies have demonstrated that intensive insulin therapy to maintain tight glycemic control significantly reduces patient mortality, complications and infection rates, as well as hospital stays, services and costs in the ICU. Regularly monitoring blood glucose levels has become a necessary procedure performed by ICU personnel to achieve tight glycemic control and ensure improved patient outcomes. As a result, intensive insulin administration with frequent blood glucose testing to maintain tight glycemic control is a recent trend in critical care medicine for patients with and without diabetes.

Today, standard practice by ICU nurses is to measure blood glucose at the bedside hourly and to note, not only the absolute value, but the rate of change. We believe that a continuous transdermal glucose monitor will not only save valuable nursing time by avoiding the requirement for frequent blood glucose sampling but will also provide the information needed to develop better control algorithms for insulin administration. In 2005, the Company established a Clinical Advisory Board to provide product and clinical guidance to the Company for our continuous non-invasive glucose monitoring system for the critical care market.

In December 2006, Sontra completed its initial 24-hour clinical study at the Surgical Critical Care in New England Medical Center (NEMC), using our latest wireless transdermal glucose monitor with the second generation SonoPrep® on patients during and after cardiovascular surgery. During open-heart surgery, the patient’s core temperature is brought down to about 200 C and the patient’s heart is put into stop with the aid of a bypass pump for blood circulation. During our study, medication such as insulin and heparin were administered and blood glucose was sampled through an IV line and analyzed with a blood glucose analyzer.

In the final stage of the study, a total of 147 sensor-blood glucose data points were collected and analyzed with the same glucose prediction algorithm we developed for the July 2006 independent lab study. During this stage, the results showed that the sensor could accurately predict blood glucose readings every minute for up to 24 hours, during and post operation.

Transdermal Drug Delivery

The existing worldwide transdermal drug market consists of low molecular weight drugs. The formidable challenge of effectively permeating the skin and delivering a therapeutic dosage within the required onset time of action has currently limited the transdermal drug delivery market to low molecular weight drugs.

Sontra believes that its SonoPrep® skin permeation technology can be positioned in the transdermal drug delivery market based on the following product attributes:

•

An application of SonoPrep® can significantly accelerate the onset time of action, thereby expanding the clinical indications for existing transdermal systemic drugs and topically applied local drugs where current onset times limit the clinical indications for these drugs.

•	An application of SonoPrep® increases skin permeation 100 times greater than untreated skin, thereby making it possible to deliver large molecule drugs.

Transdermal Vaccine Delivery

SonoPrep® disrupts the stratum corneum and has the potential to precisely deliver vaccines to the viable epidermis to activate the dendritic Langerhan cells which invoke a powerful immune response. In October 2004, the Company completed a twenty patient human clinical study conducted at the University of Massachusetts that demonstrated that SonoPrep® facilitated the transdermal delivery of large molecular weight antigenic proteins; tetanus toxoid and candida albicans (yeast) to induce a skin immune response. Building on this study, in 2005 the Company completed additional studies at the University of Massachusetts and St. Louis University using SonoPrep® to deliver the hepatitis A and influenza vaccines through the skin. In both the hepatitis A and influenza studies, there were no serious adverse events in the SonoPrep®-treated groups; however the subjects that received the SonoPrep® treatment did not demonstrate the desired immune response. Although the Company is not currently pursuing further development of vaccine delivery, the knowledge gained in those studies may be used in the future for the formulation and delivery of vaccines through ultrasonically permeated skin.

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

The SonoPrep® device has been demonstrated through an internal human feasibility study to reduce skin impedance consistently to 1000 Ohms. The Company believes the SonoPrep® device will add value to applications where low impedance is critical to enhance signal strength and motion artifact is a concern. In February 2004, Sontra received 510(k) marketing clearance from the FDA for its SonoPrep® device for use in electrophysiology applications. The Company is currently evaluating the commercial market opportunity and methods of distribution for electrophysiology applications.

HortResearch Collaboration Agreement

In November 2005, the Company entered into a License Option and Research Collaboration Agreement with The Horticulture and Food Research Institute of New Zealand Limited (“HortResearch”) to evaluate the use of the SonoPrep® skin permeation device for the transdermal measuring, extracting and diagnosis of analytes that are biochemical indicators of sports performance and recovery. Sontra granted HortResearch a one-year option to obtain an exclusive, worldwide license to the SonoPrep® skin permeation technology for the sports performance field.

The license option, for which HortResearch paid Sontra $50,000, was extended for an additional one year period in November 2006 upon the payment of an additional option fee of $50,000. If HortResearch elects to license the technology as of November 2007, the parties will execute a license agreement and Sontra will receive a license fee consisting of a $500,000 cash payment and equity worth $500,000 in a new company that HortResearch is forming to develop and commercialize the technology. As of March 2007, the Company is not aware of any decision by HortResearch concerning their plans to execute a license agreement with the Company.

Government Regulation

Sontra’s SonoPrep® device and procedure tray for use with topical lidocaine and its continuous glucose monitoring product in development, are regulated as medical devices and are subject to extensive regulation by the FDA and other regulatory authorities in the United States. The Federal Food, Drug, and Cosmetic Act (the “FD&C Act”) and other federal and state statutes and regulations govern the research, design, development, manufacturing, preclinical and clinical testing, storage, packaging, recordkeeping, servicing, labeling, distribution and promotion of medical devices in the United States. Failure to comply with these requirements can lead to stringent sanctions, including withdrawal or recalls of products from the market, refusal to authorize government contracts, civil monetary penalties and criminal prosecution.

Generally, medical devices require FDA approval or clearance before they may be marketed. There are two review procedures by which a product may receive such approval or clearance. Some products may qualify for clearance under a pre-market notification, or 510(k) procedure, in which the manufacturer provides to the FDA a pre-market notification that it intends to begin marketing the product, and demonstrates to the FDA’s satisfaction that the product is substantially equivalent to a legally marketed device. A product is considered substantially equivalent if it has the same intended use, and also has either the same technological characteristics (as defined in the FD&C Act), or if the product has different technological characteristics, the information submitted in the pre-market notification demonstrates that the product is as safe and effective as a legally marketed device and does not raise different questions of safety and effectiveness than a legally marketed device. Marketing may commence when the FDA issues a clearance letter. If a medical device does not qualify for the 510(k) procedure, the FDA must approve a pre-market approval application, or PMA, before marketing can begin. PMA applications must demonstrate, among other matters, that the medical device is safe and effective. The PMA process is typically more comprehensive than the 510(k) process, and usually requires pre-clinical and extensive clinical studies. Further, before the FDA will approve a PMA, the manufacturer must pass an inspection demonstrating its compliance with the requirements of the FDA’s quality system regulations. FDA requests for additional studies during the review period are not uncommon and can significantly delay approvals.

In addition, a number of other FDA requirements apply to medical device manufacturers and distributors. Device manufacturers must be registered and their products listed with the FDA and certain adverse events and product malfunctions must be reported to the FDA. The FDA also prohibits an approved or cleared device from being marketing for unapproved or uncleared uses. Our product labeling, promotion and advertising are subject to continuing FDA regulation. Manufacturers must comply with the FDA’s quality system regulation, which establishes extensive requirements for quality control and manufacturing procedures. The FDA periodically inspects facilities to ascertain compliance with these and other requirements. Thus, manufacturers and distributors must continue to spend time, money and effort to maintain compliance. Failure to comply with the applicable regulatory requirements may subject us to a variety of administrative and judicially imposed sanctions, including withdrawal of an approval or clearance, warning letters, product recalls, product seizures, total or partial suspension of production or distribution, injunctions, and civil and criminal penalties against the Company or its officers, directors or employees. Failure to comply with regulatory requirements could have a material adverse effect on our business, financial condition and results of operations.

In February 2004, Sontra received 510(k) marketing clearance from the FDA for its SonoPrep® device for use in electrophysiology applications. In August 2004, Sontra received 510(k) marketing clearance from the FDA to market the SonoPrep® device and procedure tray for use with OTC 4% topical lidocaine for dermal anesthesia prior to the insertion of needles or intravenous catheters. In September 2004, the Company launched its SonoPrep® Topical Anesthetic System, which consists of the SonoPrep® device and a topical anesthetic procedure tray for usage with OTC 4% topical lidocaine. Although Sontra received this clearance, OTC 4% topical lidocaine has not been approved by the FDA for the indications covered by the Company’s 510(k) marketing clearance, namely pain relief associated with needle sticks or venipuncture. Under federal law, the marketing of OTC 4% topical lidocaine for dermal anesthesia prior to the insertion of needles or intravenous catheters requires the approval of the FDA of a new drug application (“NDA”) with respect thereto. The FDA may require the Company to submit an NDA seeking approval of OTC 4% topical lidocaine for dermal anesthesia prior to the insertion of needles or intravenous catheters. The Company intends to continue to market the SonoPrep® Topical Anesthetic System pursuant to its 510(k) marketing clearance and the FDA may determine to limit, restrict or delay our ability to market the system. If the FDA determines that an NDA is required, it is likely that our 510(k) marketing clearance would be rescinded, which could have a material adverse effect on our business and results of operations.

In order to obtain marketing clearance for its continuous transdermal glucose monitoring system, Sontra will be required to file a PMA application that demonstrates the safety and effectiveness of the product. In addition, applications of the SonoPrep® device in conjunction with drugs or vaccines will require FDA approval for each drug or vaccine for the specific indication if such approval does not already exist. The NDA process is comprehensive and includes the results of pre-clinical and extensive clinical studies before approval may be obtained, similar to the PMA process.

Research and Development

Our research and development efforts have centered primarily with our skin permeation technology, transdermal diagnostics and transdermal drug delivery applications. We are also developing complete transdermal product solutions that combine our ultrasonic skin permeation technology together with synergistic biosensor and transdermal drug delivery technologies. Our development efforts usually plan for conducting human clinical trials to demonstrate the benefits of our SonoPrep® device and our transdermal products.

Our product development programs based on our SonoPrep® technology include:

•	Continuous transdermal blood glucose monitoring.

•	Enhanced transdermal delivery of topically applied drugs.

•	Transdermal drug delivery of pharmaceutical molecules and biopharmaceuticals.

•	Skin preparation prior to electrophysiology tests to improve electrical signals.

•	Transdermal lactate testing.

For the years ended December 31, 2006 and 2005, our research and development expenses were approximately $3,056,000 and $3,795,000, respectively.

Sales and Marketing—SonoPrep® Skin Permeation System

Since introducing SonoPrep® in 2004, we have marketed the SonoPrep® device and disposable procedure tray for use with topical lidocaine through independent medical device distributors. Sales of SonoPrep® plus disposable supplies amounted to $39,828, a decrease of $130,832 from sales in 2005. Although the Company continues to have demand for SonoPrep® for the delivery of lidocaine, the demand is less than originally projected by the Company and accordingly marketing efforts have currently stopped. However, we are evaluating other potential markets for the SonoPrep® System in the areas of transdermal drug delivery and diagnostic uses in such areas as glucose and lactate monitoring. A focus in these areas will require regulatory approval for the commercial introduction of any related indications. The Company believes that development of new uses for its skin permeation technology will be through corporate partnerships, including pharmaceutical companies.

Manufacturing

The Company has performed manufacturing of certain critical components, final assembly and testing of its SonoPrep® device and disposable supplies at our Franklin, Massachusetts facilities. Our manufacturing staff has also provided engineering support and assembly for varied development projects. Currently, the Company has eliminated its manufacturing capabilities and is considering outsourcing any required manufacturing, assembling and testing of its devices and disposable supplies.

We have received ISO 13485 certification for our quality management system. The Company has implemented a quality management system that encompasses all company functions including the design and development of products, the purchasing of materials and services and the delivery of the products and services, with all aspects of medical device, regulatory and industry requirements being addressed. ISO 13485 status is required before products can be marketed in Canada, the European Union, and several other countries.

Competition

The Company competes with numerous companies developing drug delivery products such as Nektar Therapeutics, Alkermes, Inc., Bioject, Inc., PowderJect Pharmaceuticals PLC, Antares Pharma, Inc., Becton Dickinson & Co., Aerogen, Inc., ALZA Corporation, a division of Johnson & Johnson, Norwood Abbey Limited, Vyteris, Iomed and 3M Company. The medical device industry in general, and the market for glucose monitoring in particular, is intensely competitive. Sontra’s continuous transdermal glucose monitoring system will compete directly with glucose monitoring products manufactured by Roche Diagnostics, LifeScan, Inc., a division of Johnson & Johnson, Bayer Corporation, MediSense, a division of Abbott Laboratories, Medtronic, Inc., Dexcom, SpectRx and TheraSense, Inc. In the topical lidocaine market, Sontra competes with the existing topical lidocaine products manufactured by Astra and others, and also competes with Norwood Abbey, which has received clearance from the FDA to market a laser poration device and Vyteris, which has received FDA approval to market an iontophoretic device.

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

Sontra owns or exclusively licenses patents and patent applications that are very broad in scope, including ultrasound-enhanced transdermal drug delivery and ultrasound-enhanced transdermal enabled analyte extraction and measurement (i.e. transdermal diagnostics), and provide significant protection from new entrants. Sontra has also patented specific elements of the technology that are keys to successful skin permeation with a precise feedback control. Sontra has not sought patent protection for all of its technology. Sontra focuses its patent coverage only on aspects of its technologies that it believes will be significant and that could provide barriers to entry for its competition worldwide. We have an exclusive license from MIT to 8 issued patents in the United States, 4 issued foreign patents, 1 pending U.S. patent and 1 pending foreign patent application, and as of December 31, 2006, we owned 6 issued patents and 11 pending patent applications in the United States and 4 issued foreign patents and 26 pending foreign applications. Sontra’s success depends to a significant degree upon its ability to develop proprietary products and technologies and to obtain patent coverage for such products and technologies. Sontra intends to file patent applications covering newly developed products and technologies.

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

Employees

Sontra employs five part-time employees and no full-time employees. Three of our part-time employees are engaged in research, development and clinical activities, and two of are engaged in administration, finance and business development. No employees are parties to collective bargaining agreements.

In addition to the existing employees, the Company utilizes the services of independent contractors in the areas of research and development, regulatory, quality control and administration. As of March 28, 2007, the Company utilizes seven independent contractors to provide services for the Company with remuneration based principally on hourly or project contract arrangements.

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

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.	MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

At our request, our common stock was delisted from the Nasdaq Capital Market effective with the opening of business on January 18, 2007. Our common stock is currently traded on the over-the-counter (OTC) market and is quoted on the Pink Sheets under the symbol “SONT.PK”. The following table sets forth the range of high and low sale prices for our common stock for the periods indicated as reported by Nasdaq. The number of common shareholders of record of Sontra Medical Corporation as of March 23, 2007 was approximately 110.

Fiscal Year Ended December 31, 2005	High	Low
First Quarter	$22.40	$10.70
Second Quarter	$15.90	$10.00
Third Quarter	$20.00	$10.10
Fourth Quarter	$12.50	$4.20

Fiscal Year Ended December 31, 2006	High	Low
First Quarter	$9.80	$4.20
Second Quarter	$5.90	$1.80
Third Quarter	$2.40	$0.71
Fourth Quarter	$1.47	$0.05

On July 24, 2006, the Company’s Board of Directors approved a 1-for-10 reverse stock split of the Company’s common stock. At the 2006 Annual Meeting of Shareholders, the Company’s shareholders gave the Board of Directors the authority, in its discretion, should it deem it to be appropriate and in the best interests of the Company and its shareholders, to effect a reverse stock split without further approval or authorization of the Company’s shareholders. The reverse stock split was effective on August 11, 2006. All share and per share information including the net loss per common share has been retroactively restated to reflect the reverse stock split.

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

During 2006, 2,941 shares of our common stock were issued upon the payment of dividends for the Series A Preferred Stock.

Information regarding our equity compensation plans and the securities authorized for issuance thereunder is set forth in Item 11 below.

We did not repurchase any shares of common stock during the fourth quarter of fiscal 2006.

On January 30, 2007, the Company repurchased all the Series A Preferred Stock for $73,334 of cash (see Note 15 to the Company’s consolidated financial statements), as was required by our Second Amended and Restated Articles of Incorporation, as amended. At the time of the repurchase, the Company issued to the holders a common stock dividend in the amount of 10,487 shares of common stock, valued at $3,440, representing the amount of the accrued dividend for the period July 1, 2006 through January 30, 2007.

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

Sontra Medical Corporation (the “Company”) is a technology leader in transdermal science, utilizing its platform technologies for transdermal diagnostics and drug delivery. Our strategy is to combine our ultrasonic skin permeation technology together with synergistic biosensor and transdermal drug delivery technologies to develop a diversified product pipeline with opportunities for strategic partnerships. Our vision is for painless and continuous transdermal diagnosis and drug delivery that will improve patient outcomes, while reducing health care costs. We believe these benefits will be realized with improved patient compliance to treatment, continuous diagnosis and data collection, and new routes for continuous drug delivery.

The Company has developed SonoPrep®, a non-invasive ultrasonic skin permeation technology for medical and therapeutic applications including transdermal diagnostics and the enhanced delivery of drugs through the skin. Our proprietary ultrasound mediated skin permeation technology is a non-invasive and painless method of enhancing the flow of fluids and molecules across the protective membrane of the stratum corneum, the outer layer of the skin. The SonoPrep® System is approved by the Food and Drug Administration for use with topical lidocaine to achieve rapid (within five minutes) skin anesthesia, and for electrophysiology applications.

As a result of our strong patent portfolio position and technology development experience, we expect to pursue opportunities for collaborative partnerships for inclusion of such technology into potential third-party products. This activity will require substantial expenditures, including for feasibility studies, pre-clinical studies, prototype development and clinical testing, and accordingly, the Company will pursue co-development arrangements.

The Company is developing a non-invasive, continuous transdermal glucose monitor (“CTGM”) for principal use in diabetes and in the intensive care market. In July 2006, Sontra completed the first clinical study using a wireless, continuous glucose biosensor with the second generation SonoPrep® on 10 patients with diabetes at an independent lab. Newly improved, single-use glucose sensors were placed over the SonoPrep® treated skin sites. The sensor was coupled with a miniature analyzer which sent digitized data wirelessly to a monitor for data processing and display. The results showed that the sensor could accurately predict blood glucose readings every minute for up to 12 hours with a single point calibration after a one hour warm-up period. In December 2006, Sontra completed its initial 24-hour clinical study at the Surgical Critical Care in New England Medical Center (“NEMC”), using our latest wireless transdermal glucose monitor with the second generation SonoPrep® on patients during and post cardiovascular surgery. There were two phases to the study, where the initial phase provided technical adjustments working with NEMC physicians. In the second phase of the study, the results showed that the sensor could accurately predict blood glucose readings every minute for up to 24 hours, during and post operation.

A significant portion of the Company’s research and development expenses includes salaries paid to personnel and outside consultants and service providers, as well as for the cost of materials used in research and development, clinical studies, prototype manufacturing and related information technology and the allocation of facilities costs.

Selling, general and administrative expenses consist primarily of non-research personnel salaries and related expenses, facilities costs and outside professional fees.

In 2006, the Company adopted SFAS No. 123(R), Share-Based Payment. As adopted, share-based compensation expense, a non-cash expense, represents the fair value of the stock options granted to employees and members of our Board of Directors and our advisory board members on the grant date and is expensed over the service/vesting period. The Company utilized the modified prospective method in adopting SFAS 123(R). In 2005, the Company had accelerated the vesting of certain options such that there were no unvested options as of December 31, 2005. Therefore, there will be no impact under SFAS 123(R) for all options issued prior to 2006. As a result of the termination of all employees in December 2006, the majority of options outstanding in 2006 were forfeited. The share-based payment compensation expense in 2006 relates to fully vested options granted to members of the board of directors and a consultant as well as restricted stock grants not forfeited as of December 31, 2006.

Prior to the adoption of SFAS 123(R), the Company recorded the impact of forfeitures when they occurred. As required by SFAS 123(R), in 2006 the Company estimated forfeitures using historical information.

Prior to 2006, share-based compensation expense for employees and directors represented the fair value or intrinsic value (the difference between the exercise price and fair value of common stock) of the option on the grant date. In addition, certain share-based compensation expense was re-measured each period and amortized over the vesting period of the applicable options.

Critical Accounting Policies and Estimates

Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.

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

Inventory Valuation. Inventories are stated at the lower of cost (first in, first out) or market. Work-in-process and finished goods consist of material, labor and overhead. Finished goods consist of completed SonoPrep® units and procedure trays. Demo inventory consists of SonoPrep® units owned by Sontra in use by customers as well as units used for demonstration purposes. The cost of SonoPrep® demo units is amortized to cost of sales over a one year period. The reserve for obsolescence represents inventory that may become obsolete as a result of possible design changes and product enhancements as well as inventory that the Company may use in prototype manufacturing. The majority of the remaining inventory as of December 31, 2006 of the Company was written down to zero while it evaluates its plans for the continued sales and marketing efforts for its SonoPrep® Skin Permeation System.

Impairment of Long-lived Assets. In accordance with SFAS No. 144, Accounting for the Impairment and Disposal of Long-Lived Assets, the Company at least annually evaluates whether the carrying value of such assets may be impaired. The Company’s impairment analysis begins with the consideration as to whether events or changes in circumstances indicate that the carrying value of long-lived assets may not be recoverable. If such events or changes in circumstances are determined to have taken place, the Company then tests the assets for recoverability based on estimated undiscounted cash flows expected to result from the specific assets. The Company’s cash flow estimates include the assumptions used by the Company in its internal budget, projections and communications with potential investors. If the carrying value of assets is determined not to be recoverable, the Company records an impairment loss equal to the excess of the carrying value over the fair value of the assets. The Company’s estimate of fair value is based on the best information available to the Company, in the absence of quoted market prices.

Share-based Payments. We record share-based payments at fair value. The grant date fair value of awards to employees and directors, net of expected forfeitures, is recognized as expense in the statement of operations over the requisite service period. The fair value of options is calculated using the Black-Scholes option pricing model. This option valuation model requires input of assumptions including the volatility of our stock price, the expected life of the option and the risk-free interest rate. We estimate the volatility of our stock price using historical prices. We estimate the expected life of our option using the average of the vesting period and the contractual term of the option. The estimated forfeiture rate is based on historical forfeiture information as well as subsequent events occurring prior to the issuance of the financial statements. Because our stock options have characteristics significantly different from those of traded options, and because changes in the input assumptions can materially affect the fair value estimate, the existing model may not necessarily provide a reliable single measure of fair value of our stock options.

We believe that full consideration has been given to all relevant circumstances that Sontra may be subject to, and the financial statements accurately reflect Sontra’s best estimate of the results of operations, financial position and cash flows for the periods presented.

Results of Operations

Comparison of the years ended December 31, 2006 and 2005

Licensing Revenue

Licensing Revenue for the year ended December 31, 2006 was $49,167, through an agreement with HortResearch. In November 2005, HortResearch paid the Company $50,000 for a one year option to license the use of the Company’s ultrasonic skin permeation technology. Under the agreement, the Company was obligated to perform certain training and consulting services over the one year period. Accordingly, the $50,000 payment was recognized as revenue ratably over the one year service period. In November 2006, HortResearch paid $50,000 to renew an additional one year license option for a continued collaboration. This additional license option will be recognized as revenue ratably over the one year service period through November 2007.

Product Revenue and Cost of Product Revenue

The Company recorded product revenue of $39,828 with a cost of product revenue of $90,557 for the year ended December 31, 2006 versus $170,660 of revenue with a cost of product revenue of $251,482 for the year ended December 31, 2005. The decrease in product revenue was attributable to a decline in demand for the Company’s SonoPrep® System. Due to the expiration or obsolescence of certain inventory, the Company increased its inventory obsolescence reserve during 2005 by $172,000 and recorded a charge in the Statement of Operations of $172,000. During December 2006, the Company wrote off the majority of its remaining SonoPrep® product inventory to cost of product revenue to reflect the anticipated net realizable value of such product due to the Company’s decision to stop active marketing of the product.

Research and Development Expenses

Research and development expenses decreased by $738,770 to $3,056,118 for the year ended December 31, 2006 from $3,794,888 for the year ended December 31, 2005. The decrease was primarily attributable to the completion of SonoPrep® 2.0 development and pilot production costs and the completion of clinical trials that validated the efficacy of SonoPrep® for topical lidocaine delivery during 2005 and early 2006. The overall decrease in research and development costs was partially offset by an increase in spending for research, development and clinical costs related to our continuous transdermal glucose monitoring system including the addition of key scientists and production costs of clinical study prototypes.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased by $56,002 to $2,111,835 for the year ended December 31, 2006 from $2,055,833 for the year ended December 31, 2005. The increase for the year ended December 31, 2006 was primarily attributable to an increase in legal, accounting, consulting and other public company costs. During 2006, the Company conducted a 1-for-10 reverse stock split effective in August 2006 and closed on a private investment of the Company’s common stock during March 2006. The overall increase in selling, general and administrative expenses was partially offset by decreased expense in sales and marketing costs, including salaries and marketing costs relating to the Company’s SonoPrep® System as product demand declined.

Impairment Loss on Property and Equipment

In accordance with FASB Statement No. 144, Accounting for the Impairment or Disposal of Long-lived Assets, the Company recorded an impairment loss related to the Company’s property and equipment as of December 31, 2006 in the amount of $275,738.

The impairment loss related primarily to the manufacturing equipment, including molds, used in the production of the SonoProp Skin Permeation System. The Company’s estimates of future cash flows prepared to determine the recoverability of these assets related principally to revenue expected to be received from the SonoPrep® Skin Permeation System over the remaining estimated useful lives of the corresponding assets. The timing of this adjustment coincides with the Company’s decision to place minimal effort into the marketing and sales of the Company’s SonoPrep® Skin Permeation System. Although the Company will not actively sell and market the SonoPrep® System, the Company will continue to utilize this product in our product development and clinical trial activities. The SonoPrep® System makes use of the proprietary ultrasound technology and the Company believes that such technology will provide future business opportunities for the Company.

Other Income (Expense)

Interest income was $124,132 for the year ended December 31, 2006 compared to interest income of $207,699 for the year ended December 31, 2005, a decrease of $83,567. The decrease in interest income for the year ended December 31, 2006 was primarily attributable to the Company having a lower average amount of cash equivalents and short term investments on hand during 2006 compared to 2005.

Interest expense of $19,843 for the year ended December 31, 2006 was related to the note payable on equipment financing secured in 2005.

Liquidity and Capital Resources

The Company has financed its operations since inception primarily through private sales of its common and preferred stock, the issuance of convertible promissory notes, and the cash it received in connection with exercises of warrants and the Merger in 2002. As of December 31, 2006, the Company had $559,017 of cash, with no cash equivalents or short term investments.

Net cash used in operating activities was $4,926,182 for the year ended December 31, 2006. The use of cash was primarily attributable to the net loss of $5,340,964 for the year ended December 31, 2006, offset by non-cash expenses of $183,545 for depreciation and amortization, $275,738 for an impairment loss on property and equipment and $91,667 for share-based payment expense. Decreases in accounts receivable, inventory and prepaid expenses and other assets provided $83,297 of cash. Decreases in accounts payable and accrued expenses used net cash of $220,298.

Net cash provided by investing activities was $2,902,701 for the year ended December 31, 2006. The cash provided is primarily attributable to the net effect of proceeds from the sales of short term investments of $3,000,000 and offset by the purchase of property and equipment that used cash of $106,598.

Net cash provided by financing activities was $1,565,706 for the year ended December 31, 2006. The issuance of common stock provided net proceeds of $1,624,086 and payments on the note payable used cash in the amount of $58,380.

At December 31, 2006, the Company had outstanding warrants to purchase 1,152,709 shares of common stock at exercise prices ranging from $5.80 to $50.00.

As of March 23, 2007, the Company has a cash and short-term investment balance of $755,000. This balance includes net proceeds from the equity financing of $590,000 as of January 30, 2007, where 6.6 million shares of the Company’s common stock were sold for gross proceeds of $660,000. In addition, the Company issued warrants to purchase an aggregate of 1,650,000 shares of Sontra’s common stock at an exercise price of $0.21 per share (the “Warrants”). If the per share market value (as defined in the Warrants) of Sontra’s common stock for any twenty (20) consecutive trading days equals or exceeds $0.63 per share, then Sontra may, with the prior written consent of the warrant holders, redeem the unexercised portion of the Warrants in cash at a price equal to the number of shares of common stock that remain subject to the Warrant multiplied by $0.001. As of March 15, 2007, the Company’s common stock had traded 20 consecutive trading days above $0.63. Should the warrant holders exercise the Warrants, the Company would receive gross proceeds of $346,500 for working capital purposes. In addition, the Company is planning to raise additional funds through another private placement of the Company’s common stock during 2007.

As a result of the employment terminations and other actions taken since December 2006, the Company has significantly reduced its monthly cash burn rate. We will continue to aggressively manage our costs and increase efficiencies while pursuing new financing options. Should the Company not be successful in raising additional capital in 2007, we believe that the existing cash will enable the Company to continue its operations through July 2007.

Even if the Company receives the proceeds from the exercise of the Warrants and is successful in raising additional equity capital to fund its operations, the Company will still be required to raise an additional substantial amount of capital in the future to fund its research and development initiatives and to achieve profitability. The Company’s ability to fund its future operating requirements will depend on many factors, including the following:

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

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements, including derivative instruments that have or are reasonably likely to have a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources. The Company has certain warrants and options outstanding but does not expect to receive any material proceeds from the exercise of these instruments unless and until the Company’s stock price is greater than the applicable exercise prices of the options and warrants.

Effect of Inflation and Changes In Prices

Management does not believe that inflation and changes in price will have a material effect on the Company’s operations.

Risk Factors

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

Our development efforts to date have consumed and will continue to require substantial amounts of capital in connection with our SonoPrep® technology, transdermal diagnostics and drug delivery. Our product development programs require substantial capital outlays in order to reach product commercialization. As we enter into more advanced product development of our skin permeation technology and our continuous transdermal glucose monitoring system, we will need significant funding to complete product development and to pursue product commercialization. Additionally, our auditors have expressed substantial doubt about our ability to continue as a going concern. Our ability to continue our business and our research, development and testing activities and commercialize our products in development is highly dependent on our ability to obtain additional sources of financing, including by entering into and maintaining collaborative arrangements with third parties who have the resources to fund such activities. Any future equity financing, if available, may result in substantial dilution to existing shareholders, and future debt financing, if available, may include restrictive covenants or may require us to grant a lender a security interest in our assets. To the extent that we attempt to raise additional funds through third party collaborations and/or licensing arrangements, we may be required to relinquish some rights to our technologies or products currently in various stages of development, or grant licenses or other rights on terms that are not favorable to us. Any failure by us to timely procure additional financing or investment adequate to fund our ongoing operations, including planned product development initiatives, clinical studies and commercialization efforts, will have material adverse consequences on our business operations and as a result, on our consolidated financial condition, results of operations and cash flows.

We have a history of operating losses, and we expect our operating losses to continue for the foreseeable future and may not continue as a going concern.

We have generated limited revenue and have had operating losses since our inception. Since inception, our accumulated deficit was $34,460,661 as of December 31, 2006. The audit report from Wolf & Company, P.C., our independent registered public accounting firm, relating to our 2006 financial statements contains Wolf’s opinion that our recurring losses from operations, significant accumulated deficit and our failure to raise sufficient capital to fund our operations raise substantial doubt about our ability to continue as a going concern. It is possible that we will never generate sufficient revenue to achieve and sustain profitability. Even if we achieve profitability, we may not be able to sustain or increase profitability. We expect our operating losses to continue for the foreseeable future as we continue to expend substantial resources to conduct research and development, feasibility and clinical studies, obtain regulatory approvals for specific additional use applications of our SonoPrep® technology, identify and secure collaborative partnerships, and manage and execute our obligations in strategic collaborations.

Our products are based on new technologies and are in early stages of development, and may not be successfully developed or achieve market acceptance.

Most of our products under development have a high risk of failure because they are based on new technologies and are in the early stages of development. To date, we have tested the feasibility of our SonoPrep® technology for various applications, including glucose monitoring, transdermal drug delivery and certain anesthetic applications. We have received 510(k) marketing clearance from the FDA for our SonoPrep® device for the transdermal delivery of over-the-counter 4% topical lidocaine and in electrophysiology applications. However, to develop additional products or additional uses, substantial expenditures will be required, including for feasibility studies, pre-clinical studies, prototype development and clinical testing. Projected costs for such development are difficult to estimate and they may change and increase frequently.

Our success is dependent on further developing new and existing products and obtaining favorable results from pre-clinical studies and clinical trials and satisfying regulatory standards and approvals required for the market introduction of such products, including our continuous transdermal glucose monitoring system. There can be no assurance that we will not encounter unforeseen problems in the development of the SonoPrep® technology, or that we will be able to successfully address the problems that do arise. The SonoPrep® technology may not prove effective in connection with diagnostics, glucose monitoring and/or transdermal drug delivery. There can be no assurance that any of our potential products will be successfully developed, proven safe and efficacious in clinical trials, meet applicable regulatory standards, be capable of being produced in commercial quantities at acceptable costs, or be eligible for third-party reimbursement from governmental or private insurers. Even if we successfully develop new products, there can be no assurance that such products will be successfully marketed or achieve market acceptance, or that expected markets will develop for such products. If any of our development programs are not successfully completed, required regulatory approvals or clearances are not obtained, or potential products for which approvals or clearances are obtained are not commercially successful, our business, financial condition and results of operations would be materially adversely affected.

In addition, because our products are based on new technologies, they are subject to lengthy sales cycles and may take substantial time and effort to achieve market acceptance, especially at hospitals, which typically have a lengthy and rigorous approval process for adopting new technologies.

Our future success may be dependent upon successful development of our continuous glucose monitor for the hospital intensive care unit market.

We amended our license agreement in 2005 with the Diabetes Care Division of Bayer Healthcare LLC (“Bayer”) and reacquired the worldwide co-exclusive rights to develop and market our continuous transdermal glucose monitoring system utilizing the SonoPrep® ultrasonic skin permeation technology for the hospital intensive care unit (ICU) market. We have completed the first prototypes and have completed a human clinical study in 2006 at a leading Boston-area hospital, with a member of our Clinical Advisory Board serving as principal investigator. Although we believe the clinical rationale exists for our continuous transdermal glucose monitoring system for the ICU market, there can be no assurance that such a market will be established, or that we will be able to successfully develop a product that will prove effective for the ICU market or gain market acceptance should such a market develop. The product development process may take several years and will require substantial capital outlays. If the ICU market does not develop as we expect, or if we are unable to successfully develop a product for such market on a timely basis and within cost constraints, then our business and financial results will be materially adversely affected. In addition, under the terms of our license agreement, Bayer has rights to our technology and has retained co-exclusive rights to the hospital ICU market and may compete with us in such market. If Bayer determines to compete with us in the ICU market, our financial results may be adversely affected.

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

The design, manufacturing, labeling, distribution, marketing, sales and usage of our products will be subject to extensive and rigorous government regulation in the United States and certain other countries. The process of obtaining and maintaining required regulatory clearances and approvals in the United States is lengthy, expensive and uncertain. In order for us to market our potential products in the United States, we must obtain clearance by means of a 510(k) pre-market notification, or approval by means of a pre-market approval (“PMA”) application, or a new drug application (“NDA”), from the United States Food and Drug Administration (“FDA”). In February 2004, we received 510(k) marketing clearance from the FDA for our SonoPrep® device for use in electrophysiology applications. In August 2004, we received 510(k) marketing clearance from the FDA for the SonoPrep® device and procedure tray for use with topical lidocaine. We will need to obtain additional marketing clearances or approvals from the FDA in order to market new products and new uses of existing products. In order to obtain marketing approval for our continuous transdermal glucose monitoring system, we will be required to file a PMA application that demonstrates the safety and effectiveness of the product. If the SonoPrep® device is used for the transdermal delivery of a drug for an indication for which the drug has not already been approved, an NDA would be required to be filed and approved by the FDA for such drug before marketing. The PMA and the NDA processes are more rigorous and more comprehensive than the 510(k) clearance process and can take several years from initial filing and require the submission of extensive supporting data and clinical information.

Even if we receive 510(k) clearance or PMA or NDA approval for new products, there can be no assurance that the FDA will not impose strict labeling or other requirements as a condition of our clearance or approval, any of which could limit our ability to market our products under development. Further, if we wish to modify a product after FDA clearance or approval, including changes in indications or other modifications that could affect safety and efficacy, additional clearances or approvals could be required from the FDA. No assurance can be given that such clearances or approvals will be granted by the FDA on a timely basis, or at all. Further, we may be required to submit extensive pre-clinical and clinical data depending on the nature of the changes. Any request by the FDA for additional data or any requirement by the FDA that we conduct additional clinical studies could significantly delay the commercialization of our products and require us to make substantial additional research, development and other expenditures. Similarly, any labeling or other conditions or restrictions imposed by the FDA on the marketing of our potential products could hinder our ability to effectively market these products.

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

We may need to obtain further regulatory approval in connection with the usage of 4% topical lidocaine with our SonoPrep® Topical Anesthetic System.

In August 2004, we received 510(k) marketing clearance from the FDA to market our SonoPrep® device and procedure tray for use with over-the-counter (OTC) 4% topical lidocaine for dermal anesthesia prior to the insertion of needles or intravenous catheters. In September 2004, we launched our SonoPrep® Topical Anesthetic System, which consists of the SonoPrep® device and a topical anesthetic procedure tray for usage with OTC 4% topical lidocaine. However, OTC 4% topical lidocaine has not yet been approved by the FDA for the indications covered by our 510(k) marketing clearance, namely needle sticks or venipuncture. The FDA may require an NDA in order for Sontra to continue to market OTC 4% topical lidocaine for dermal anesthesia prior to the insertion of needles or intravenous catheters.

We intend to continue to market the SonoPrep® Topical Anesthetic System pursuant to its 510(k) marketing clearance; however if the FDA determines that approval of the NDA is required, the FDA may determine to limit, restrict or delay our ability to market the system, or may rescind our 510(k) marketing clearance. If the FDA determines that an NDA is required, it is likely that our 510(k) marketing clearance would be rescinded, which would have a material adverse effect on our business and results of operations.

The trading price of our common stock entails additional regulatory requirements, which may negatively affect such trading price.

Our common stock is currently listed on the OTC Pink Sheets, an over-the-counter electronic quotation service, which stock currently trades below $5.00 per share. We anticipate the trading price of our common stock will continue to be below $5.00 per share. As a result of this price level, trading in our common stock would be subject to the requirements of certain rules promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). These rules require additional disclosure by broker-dealers in connection with any trades generally involving any non-NASDAQ equity security that has a market price of less than $5.00 per share, subject to certain exceptions. Such rules require the delivery, before any penny stock transaction, of a disclosure schedule explaining the penny stock market and the risks associated therewith, and impose various sales practice requirements on broker-dealers who sell penny stocks to persons other than established customers and accredited investors (generally institutions). For these types of transactions, the broker-dealer must determine the suitability of the penny stock for the purchaser and receive the purchaser’s written consent to the transaction before sale. The additional burdens imposed upon broker-dealers by such requirements may discourage broker-dealers from effecting transactions in our common stock. As a consequence, the market liquidity of our common stock could be severely affected or limited by these regulatory requirements.

The 1-for-10 reverse stock split of our common stock completed in August 2006 has resulted in a lower trading volume and less liquidity for our common stock, which may adversely affect our shareholders.

We completed a 1-for-10 reverse stock split in August 2006. As a result of the reverse stock split, there are significantly fewer shares of our common stock outstanding, which has resulted in a lower trading volume. In addition, even after completion of the reverse stock split, the price of our common stock continued to decline. A significantly lower trading volume for our common stock and declining stock price may impair our shareholders’ ability to trade and our ability to raise additional capital.

Our potential markets are highly competitive and most participants are larger, better capitalized, and more experienced than Sontra.

The markets in which our products are and may be marketed and sold are intensely competitive, subject to rapid change and significantly affected by new product introductions. Our continuous transdermal glucose monitoring system will compete directly with glucose monitoring products from Roche Diagnostics, LifeScan, Inc., a division of Johnson & Johnson, Bayer Corporation, MediSense, a division of Abbott Laboratories, Medtronic, Inc., Dexcom, SpectRx and TheraSense, Inc. Our SonoPrep® device will also compete with numerous companies developing drug delivery products such as Nektar Therapeutics, Alkermes, Inc., Bioject, Inc., PowderJect Pharmaceuticals PLC, Antares Pharma, Inc., Becton Dickinson & Co., Aerogen, Inc., ALZA Corporation, a division of Johnson & Johnson, Norwood Abbey Limited, Vyteris, Iomed and 3M Company. In the topical lidocaine market, we compete with the existing topical lidocaine products manufactured by Astra and others, and also compete with Norwood Abbey, which has received clearance from the FDA to market a laser poration device and Vyteris, which has received FDA approval to market an iontophoretic device.

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

Our original intellectual property is owned by the Massachusetts Institute of Technology

We have an exclusive worldwide license from the Massachusetts Institute of Technology (MIT) under certain licensed patents to practice our ultrasound-mediated skin permeation technology. These licensed patents include eight (8) granted and issued U.S. patents, four (4) granted and issued foreign patents, one (1) pending U.S. and one pending foreign patent applications. Under the license agreement, we have the right to advise and cooperate with MIT in the prosecution and maintenance of the foregoing patents. However, MIT controls the prosecution of these patents. If MIT does not adequately protect our patent rights, our ability to manufacture and market our products would be adversely affected.

We will need to protect our current intellectual property

In addition to the exclusive license from MIT, as of December 31, 2006 we owned six (6) granted and issued U.S. patents, four (4) granted and issued foreign patents, 11 pending U.S. and 26 pending foreign patent applications. In addition to strengthening our SonoPrep® skin permeation technology, our intellectual property will serve to protect our rights to commercialize our continuous transdermal glucose monitoring technology. However, we can provide no assurance that patents will be issued from the patent applications, or, if issued, that they will be issued in a form that will be advantageous to us.

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

To successfully commercialize our SonoPrep® skin permeation technology we will have to manufacture or engage others to manufacture the particular device in compliance with regulatory requirements. We have limited manufacturing experience and resources that would enable us to make products in the volumes that would be necessary for us to achieve significant commercial sales, and there can be no assurance that we will be able to establish and maintain reliable, efficient, full scale manufacturing at commercially reasonable costs, in a timely fashion. There are technical challenges to increasing manufacturing capacity, including equipment design, materials procurement, problems with production yields, quality control and assurance and compliance with environmental regulations. Developing and scaling manufacturing facilities will require the investment of substantial additional funds and is subject to risks and uncertainties, including suitability of facility space, design, installation and maintenance of equipment and increased management responsibility. Difficulties we encounter in manufacturing scale-up, or our failure to implement and subsequently maintain our manufacturing facilities in accordance with good manufacturing practice regulations, international quality standards or other regulatory requirements, could result in a delay or termination of production.

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

Our Articles of Incorporation, as amended, authorize our Board of Directors to fix the rights, preferences and privileges of, and issue up to 10,000,000 shares of, preferred stock with voting, conversion, dividend and other rights and preferences that could adversely affect the voting power or other rights of our shareholders. An aggregate of 7,000,000 shares of Series A Preferred Stock were authorized and designated for issuance by our Board of Directors in our private placement in 2003. As of December 31, 2006, 73,334 shares of Series A Convertible Preferred Stock were outstanding. On January 30, 2007, in connection with the $660,000 equity financing, the Company repurchased all Series A Convertible Preferred Stock, as was required by our Articles of Incorporation, as amended. The issuance of additional preferred stock or rights to purchase preferred stock may have the effect of delaying or preventing a change in control of the Company. In addition, the possible issuance of additional preferred stock could discourage a proxy contest, make more difficult the acquisition of a substantial block of our common stock or limit the price that investors might be willing to pay for shares of our common stock.

Anti-takeover effects of Minnesota law could discourage delay or prevent a change in control.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of

Sontra Medical Corporation

Franklin, Massachusetts

We have audited the accompanying consolidated balance sheets of Sontra Medical Corporation and Subsidiary as of December 31, 2006 and 2005, and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Sontra Medical Corporation and Subsidiary as of December 31, 2006 and 2005, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations, has a significant accumulated deficit and has been unable to raise sufficient capital to fund its operations. This raises substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ WOLF & COMPANY, P.C.

Boston, Massachusetts

March 22, 2007

SONTRA MEDICAL CORPORATION

CONSOLIDATED BALANCE SHEETS

	As of December 31,
	2006	2005
ASSETS
Current Assets:
Cash and cash equivalents	$559,017	$1,016,792
Short term investments	—	3,000,000
Accounts receivable	—	1,129
Inventory, net of reserve for obsolescence	1,556	31,250
Prepaid expenses and other current assets	12,994	65,468

Total current assets	573,567	4,114,639

Property and Equipment, at cost:
Computer equipment	245,694	241,324
Office and laboratory equipment	590,926	593,576
Furniture and fixtures	14,288	14,288
Manufacturing equipment	197,888	224,888
Leasehold improvements	177,768	177,768

	1,226,564	1,251,844
Less-Accumulated depreciation and amortization	(1,017,051)	(894,658)

Net property and equipment	209,513	357,186

Other Assets:
Restricted cash	19,949	29,248
Deposits and other assets	2,000	207,012

Total other assets	21,949	236,260

Total assets	$805,029	$4,708,085

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$45,817	$210,208
Deferred revenue	45,833	45,000
Current portion of note payable	89,808	53,653
Accrued expenses	103,365	416,936

Total current liabilities	284,823	725,797

Note Payable, net of current portion	54,508	149,043

Commitments
Stockholders’ Equity:
Series A Convertible Preferred Stock, $0.01 par value, authorized 7,000,000 shares, issued and outstanding 73,334 shares at December 31, 2006 and December 31, 2005 (preference in liquidation of $76,291)	76,291	76,291
Common stock, $0.01 par value, authorized 60,000,000 shares, issued and outstanding 2,776,192 shares at December 31, 2006 and 2,226,183 shares at December 31, 2005	27,762	22,262
Additional paid-in capital	34,822,306	32,858,548
Deferred stock-based compensation	—	(4,159)
Accumulated deficit	(34,460,661)	(29,119,697)

Total stockholders’ equity	465,698	3,833,245

Total liabilities and stockholders’ equity	$805,029	$4,708,085

See report of independent registered public accounting firm and notes to the consolidated financial statements.

(Reflects 1-for-10 reverse stock split effective August 11, 2006)

SONTRA MEDICAL CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
	2006	2005
Revenue:
Product revenue	$39,828	$170,660
Licensing revenue	49,167	5,000

Total revenue	88,995	175,660

Operating Expenses:
Cost of product revenue	90,557	251,482
Research and development	3,056,118	3,794,888
Selling, general and administrative	2,111,835	2,055,833
Impairment loss on property and equipment	275,738	—

Total operating expenses	5,534,248	6,102,203

Loss from operations	(5,445,253)	(5,926,543)

Other Income (Expense):
Interest income	124,132	207,699
Interest expense	(19,843)	(18,292)

Other income, net	104,289	189,407

Net loss	(5,340,964)	(5,737,136)
Accretion of dividend on Series A Convertible
Preferred Stock	(5,867)	(5,867)

Net loss applicable to common shareholders	$(5,346,831)	$(5,743,003)

Net loss per common share, basic and diluted	$(1.97)	$(2.59)

Basic and diluted weighted average common shares outstanding	2,720,259	2,220,502

See report of independent registered public accounting firm and notes to the consolidated financial statements.

(Reflects 1-for-10 reverse stock split effective August 11, 2006)

SONTRA MEDICAL CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Series A Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Deferred Stock-Based Compensation	Accumulated Deficit	Total Stockholders’ Equity
	Number of Shares	Carrying Value	Number of Shares	Carrying Value
Balance December 31, 2004	73,334	$76,291	2,193,574	$21,936	$32,872,162	$(244,912)	$(23,382,561)	$9,342,916
Dividend paid on converted Series A preferred stock	—	(5,867)	326	3	5,864	—	—	—
Accretion of Series A preferred stock dividend	—	5,867	—	—	(5,867)	—	—	—
Exercise of common stock options	—	—	3,854	39	19,961	—	—	20,000
Stock issued to 401(k) plan	—	—	17,279	173	310,830	—	—	311,003
Options issued for services	—	—	—	—	82,639	—	—	82,639
Intrinsic value of options granted and repriced	—	—	—	—	(209,175)	—	—	(209,175)
Amortization and remeasurement of options	—	—	—	—	(366,797)	240,753	—	(126,044)
Stock issued upon exercise of warrants	—	—	11,150	111	164,589	—	—	164,700
Expenses from issuance of common stock	—	—	—	—	(15,658)	—	—	(15,658)
Net loss	—	—	—	—	—	—	(5,737,136)	(5,737,136)

Balance December 31, 2005	73,334	76,291	2,226,183	22,262	32,858,548	(4,159)	(29,119,697)	3,833,245

Dividend Paid on Series A Preferred	—	(5,867)	2,941	29	5,838	—	—	—
Accretion of Series A preferred stock dividend	—	5,867	—	—	(5,867)	—	—	—
Reclassification upon adoption of SFAS No. 123(R )	—	—	—	—	(2,664)	2,664	—	—
Stock issued to 401(k) plan	—	—	48,981	490	257,174	—	—	257,664
Shares issued from sale of common stock	—	—	445,635	4,456	1,619,630	—	—	1,624,086
Fractional shares resulting from reverse stock split	—	—	(48)	—	—	—	—	—
Share-based payments—options, net of forfeitures	—	—	—	—	81,381	1,495	—	82,876
Share-based payments—restricted stock, net of forfeitures	—	—	52,500	525	8,266	—	—	8,791
Net loss	—	—	—	—	—	—	(5,340,964)	(5,340,964)

Balance December 31, 2006	73,334	$76,291	2,776,192	$27,762	$34,822,306	$—	$(34,460,661)	$465,698

See report of independent registered public accounting firm and notes to the consolidated financial statements.

(Reflects 1-for-10 reverse stock split effective August 11, 2006)

SONTRA MEDICAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2006	2005
Cash Flows From Operating Activities:
Net loss	$(5,340,964)	$(5,737,136)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	183,545	239,416
Share-based payment expense (benefit)	91,667	(252,580)
Provision for excess or obsolete inventory	—	172,000
Impairment loss on property and equipment	275,738	—
Changes in assets and liabilities:
Accounts receivable	1,129	15,692
Legal settlement receivable	—	250,000
Inventory	29,694	(50,608)
Prepaid expenses and other current assets	52,474	4,024
Accounts payable	(164,391)	(148,322)
Deferred revenue	833	45,000
Accrued expenses	(55,907)	(31,112)

Net cash used in operating activities	(4,926,182)	(5,493,626)

Cash Flows from Investing Activities:
Purchase of property and equipment	(106,598)	(386,313)
Decrease in restricted cash	9,299	9,749
Purchases of short term investments	—	(5,575,000)
Sales of short term investments	3,000,000	9,525,000

Net cash provided by investing activities	2,902,701	3,573,436

Cash Flows From Financing Activities
Proceeds (expenses) from the issuance of common stock, net	1,624,086	(15,658)
Proceeds from note payable	—	237,541
Payments on note payable	(58,380)	(34,845)
Proceeds from the exercise of warrants	—	164,700
Proceeds from the exercise of stock options	—	20,000

Net cash provided by financing activities	1,565,706	371,738

Net Decrease in Cash and Cash Equivalents	(457,775)	(1,548,452)
Cash and Cash Equivalents, beginning of period	1,016,792	2,565,244

Cash and Cash Equivalents, end of period	$559,017	$1,016,792

Supplemental Disclosure of Cash Flow Information and Non Cash
Financing Transactions:
Cash paid for interest	$19,843	$18,292

Accretion of dividend on Series A Convertible Preferred Stock	$5,867	$5,867

Common stock issued for dividends on converted Series A Convertible Preferred Stock	$5,867	$5,867

Fair value of common stock issued for accrued 401(k) plan contributions and accrued profit sharing bonus	$257,664	$311,003

Deposits reclassified to property and equipment	$205,012	$—

See report of independent registered public accounting firm and notes to the consolidated financial statements.

(Reflects 1-for-10 reverse stock split effective August 11, 2006)

SONTRA MEDICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2006 and 2005

(1) ORGANIZATION, BASIS OF PRESENTATION AND GOING CONCERN

Organization and Basis of Presentation

The Company is a medical company engaged in the development of transdermal diagnostic and drug delivery products using its SonoPrep® ultrasonic skin permeation technology. On an historical basis, since its inception the Company has devoted substantially all of its efforts toward product research and development, conducting clinical studies, raising capital and marketing products under development. The Company has incurred significant losses from operations since its inception and has primarily funded these losses through issuances of equity and convertible promissory notes.

On June 20, 2002, Sontra Medical Corporation (the “Company”) (previously operating under the name ChoiceTel Communications, Inc.) consummated a merger with Sontra Medical, Inc. (“SMI”), pursuant to which SMI merged with and into a wholly owned subsidiary of the Company (the “Merger”). Subsequent to the consummation of the Merger, the Company changed its name to Sontra Medical Corporation and began operating in SMI’s line of business.

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

On December 22, 2006, the Company announced its intention to cease operations because it was unable to raise additional capital. The Company had sought additional investments and the possible completion of a merger transaction; however, the Company was not successful in completing a financing or merger. As a result, the Company terminated all employees, and made appropriate accommodations for all creditors. In connection with the decision to cease operations, the Company elected to voluntarily delist from the Nasdaq Capital Market. The Company, on December 7, 2006, submitted a plan to Nasdaq explaining how it intended to achieve and sustain compliance with all the Nasdaq Capital Market listing requirements. The Company was unable to implement its plan, which included completing a financing or merger transaction.

On January 3, 2007, the Company entered into a definitive common stock and warrant purchase agreement with Sherbrooke Partners, LLC (“Sherbrooke”), certain other accredited investors and certain members of the Company’s board of directors and management team to issue 6,000,000 shares of common stock for $0.10 per share and two-year warrants to purchase 1,500,000 shares of common stock at an exercise price of $0.21 per share (the closing price of the Company’s common stock on the Nasdaq Capital Market as of December 29, 2006) in exchange for $600,000. On January 30, 2007, the Company closed a $660,000 (includes a 10% over-allotment) common stock and warrant financing with Sherbrooke, certain other accredited investors and certain members of the board of directors and management. The Company issued 6,600,000 shares of common stock for $0.10 per share and two-year warrants to purchase 1,650,000 shares of common stock at an exercise price of $0.21 per share in the financing (see Note 15).

The shares of common stock and the warrants offered and sold in the private placement, and the shares of common stock underlying the warrants, were not registered under the Securities Act, and therefore were not to be offered or sold in the United States absent registration or an applicable exemption from registration. The

See report of independent registered public accounting firm.

SONTRA MEDICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Company offered and sold the securities in reliance on the statutory exemption from registration in Section 4(2) of the Securities Act, and/or Regulation D promulgated thereunder. At closing, the purchasers owned approximately two-thirds of the Company’s outstanding common stock.

Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As of December 31, 2006, the Company had cash of only approximately $559,000 and an accumulated deficit of $34,460,661. Through December 31, 2006, the Company has not been able to generate sufficient sales from its operations to cover its costs and operating expenses. Although the Company has been able to issue its common and preferred stock through private placements to raise capital in order to fund its operations, it is not known whether the Company will be able to continue this practice, or be able to obtain other types of financing or if its sales will increase significantly to be able to meet its cash operating expenses. This, in turn, raises substantial doubt about the Company’s ability to continue as a going concern. Management believes that the private equity financing completed in January 2007 (see Note 15) as well as an additional private equity financing expected to be completed later in 2007 will enable the Company to continue its operations through at least January 2008. However, no assurances can be given as to the success of these plans. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying financial statements reflect the application of the following accounting policies:

(a) Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the amounts of revenues and expenses recorded during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant changes in the near term relate to the valuation of inventory, the recoverability of long-lived assets, the realizability of deferred tax assets and the fair value of share-based payments issued.

(b) Cash and Cash Equivalents

The Company considers all highly liquid investments with maturities of ninety days or less to be cash equivalents. Cash equivalents consisted of money market funds as of December 31, 2006 and 2005. The Company maintains its cash in bank deposit accounts which, at times, may exceed the federally insured limits. Restricted cash represents a security deposit on the Company’s leased offices.

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

See report of independent registered public accounting firm.

SONTRA MEDICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(d) Accounts Receivable

The Company provides credit terms to customers in connection with sales of the Company’s products. Credit terms, for approved customers, are generally on a net 30-day basis. Management periodically reviews customer account activity in order to assess the adequacy of the allowances provided for potential losses. Factors considered include economic conditions and each customer’s payment history and credit worthiness. Adjustments, if any, are made to reserve balances following the completion of these reviews to reflect management’s best estimate of potential losses. No allowance for doubtful accounts was considered necessary at December 31, 2006 and 2005.

(e) Inventory

Inventories are stated at the lower of cost (first in, first out) or market and consist of the following at December 31, 2006 and 2005:

Category	2006	2005
Raw Materials and work-in-process	$—	$157,911
Demo inventory	—	11,872
Finished goods	1,556	1,467
Less: reserve for obsolescence	—	(140,000)

Inventory, net	$1,556	$31,250

Work-in-process and finished goods consist of material, labor and overhead. Finished goods consist of completed SonoPrep® units and procedure trays. Demo inventory consists of SonoPrep® units owned by Sontra in use by customers as well as units used for demonstration purposes. The cost of SonoPrep® demo units is amortized to cost of sales over a one year period. The reserve for obsolescence represents inventory that may become obsolete as a result of possible design changes and product enhancements as well as inventory that the Company may use in prototype manufacturing as well as anticipated design changes and product enhancements that will make certain inventory obsolete.

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

(g) Long-Lived Assets

In accordance with SFAS No. 144, Accounting for the Impairment and Disposal of Long-Lived Assets, the Company at least annually evaluates whether events or circumstances have occurred that indicate that the carrying value of these assets may be impaired. The Company recorded an impairment loss in its statement of operations relating to certain property and equipment in the year ended December 31, 2006 in the amount of $275,738 (see Note 3).

See report of independent registered public accounting firm.

SONTRA MEDICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(h) Share-Based Payments

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

The Company’s policy is to grant employee and director stock options with an exercise price equal to the fair value of the Company’s common stock at the date of grant. As a result of this policy and prior to the adoption of SFAS No. 123(R), the Company applied the provisions of APB No. 25 and therefore recorded no compensation expense for employee or director stock option grants. Prior to the adoption of SFAS No. 123(R), the Company had expensed all share-based payments to non-employees, as defined under SFAS No. 123, based upon the fair value of such grants.

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

For the year ended December 31, 2005, the Company applied APB No. 25 and related interpretations in accounting for stock options issued to employees and directors. Had compensation cost for the Company’s stock options issued to employees and directors been determined based on the fair value at the grant dates consistent with SFAS No. 123, the Company’s net loss and net loss per share would have been adjusted to the pro forma amounts indicated below:

Year Ended December 31, 2005
Net loss—as reported	$(5,737,136)
Add: stock-based employee compensation expense (benefit) under APB No. 25	(378,334)
Deduct: stock-based employee compensation determined under SFAS No. 123	(2,039,109)

Pro forma net loss applicable to common stockholders	(8,154,579)
Accretion of preferred stock dividend and beneficial conversion feature of preferred stock	(5,867)

Pro forma net loss	$(8,160,446)

Basic and diluted loss per share, as reported	$(2.59)

Basic and diluted loss per share, pro forma	$(3.68)

See report of independent registered public accounting firm.

SONTRA MEDICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

See report of independent registered public accounting firm.

SONTRA MEDICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(m) Segment Information

SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, established standards for reporting information regarding operating segments and for related disclosures about products and services and geographical areas. Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision maker, or decision making group, in making decisions regarding resource allocation and assessing performance. To date, the Company has viewed its operations and manages its business as principally one operating segment, which is development of transdermal diagnostics and drug delivery products for sale to the medical market. As of December 31, 2006 and 2005, all of the Company’s assets were located in the United States.

(n) Research and Development Expenses

The Company charges research and development expenses to operations as incurred. Research and development expenses primarily consist of salaries and related expenses for personnel and outside consulting services. Other research and development expenses include the costs of materials and inventory supplies used in research and development, prototype manufacturing, clinical studies, related information technology and an allocation of facilities costs.

In the year ended December 31, 2006, the Company billed and collected $23,180 under a Small Business Innovation Research (“SBIR”) grant totaling $70,000 from the U.S. Army. This amount has been net against research and development expenses. As of December 31, 2006, the Company does not expect to bill for any additional amounts pending the Department of Defense review of the clinical protocol.

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

(p) Deferred Revenue

Deferred revenue consists of the unearned portion of a $50,000 payment received from The Horticulture and Food Research Institute of New Zealand Limited (“HortResearch”) in connection with a license and collaboration agreement. In November 2005, HortResearch paid the Company $50,000 for a one year option to license the use of the Company’s ultrasonic skin permeation technology. Under the agreement, the Company is obligated to perform certain training and consulting services over the one year period. Accordingly, the $50,000 payment was recognized as revenue ratably over the one year service period. In November 2006, HortResearch paid $50,000 to renew an additional one year license option for a continued collaboration. This additional license option will be recognized as revenue ratably over the one year service period through November 2007.

(q) Revenue Recognition

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

See report of independent registered public accounting firm.

SONTRA MEDICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(r) Reclassifications

Certain comparative amounts have been reclassified to correspond with the current year’s presentation.

(s) Recent Accounting Pronouncements

In May 2005, the Financial Accounting Standards Board (FASB) issued SFAS No. 154 “Accounting Changes and Error Corrections”, to amend APB Opinion 20 and SFAS No. 3 and change the requirements for the accounting for and reporting of a change in accounting principle. This Statement provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes, unless impracticable, retrospective application as the required method for reporting a change in accounting principle in the absence of explicit transition requirements specific to the newly adopted accounting principle. This Statement also provides guidance for determining whether retrospective application of a change in accounting principle is impracticable and for reporting a change when retrospective application is impracticable. The correction of an error in previously issued financial statements is not an accounting change. However, the reporting of an error correction involves adjustments to previously issued financial statements similar to those generally applicable to reporting an accounting change retrospectively. Therefore, the reporting of a correction of an error by restating previously issued financial statements is also addressed by this Statement. SFAS No. 154 is effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005. This pronouncement did not have a material effect on the Company’s financial statements.

In February 2006, FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments” as an amendment to SFAS No. 133 and 140. This Statement:

•	Permits fair value re-measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation;

•	Clarifies which interest-only strips and principal-only strips are not subject to the requirements of Statement 133;

•

Establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation;

•	Clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives; and

•

Amends SFAS No. 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument.

This Statement is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The adoption of SFAS 155 is not expected to have a material effect on the Company’s consolidated financial position or results of operations.

In July 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48). FIN 48 requires the use of a two-step approach for recognizing and measuring tax benefits taken or expected to be taken in a tax return and disclosures regarding uncertainties in income tax positions. FIN 48 is effective in fiscal years beginning after December 15, 2006. The cumulative effect of initially adopting FIN 48 will be recorded as an adjustment to opening retained earnings in the year of adoption and will be presented separately. Only tax positions that meet the more likely than not recognition threshold at the effective date may be recognized upon adoption of FIN 48. The Company is currently evaluating the potential impact, if any, that

See report of independent registered public accounting firm.

SONTRA MEDICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

the adoption of FIN 48 will have on its consolidated financial statements; however, it is not expected to have a material impact on accumulated deficit.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. The pronouncement is applicable in cases when assets or liabilities are to be measured at fair value. It does not establish new circumstances in which fair value would be used to measure assets or liabilities. The provisions of SFAS No. 157 are effective for fiscal years commencing after November 15, 2007. The adoption of FAS 157 is not expected to have a material impact on the Company’s consolidated financial position or results of operations.

In September 2006, the SEC staff issued Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB No. 108 was issued in order to eliminate the diversity of practice surrounding how public companies quantify financial statement misstatements. SAB No. 108 requires registrants to quantify the impact of correcting all misstatements using both the “rollover” method, which focuses primarily on the impact of a misstatement on the income statement and is the method currently used by the Company, and the “iron curtain” method, which focuses primarily on the effect of correcting the period-end balance sheet. The use of both of these methods is referred to as the “dual approach” and should be combined with the evaluation of qualitative elements surrounding the errors in accordance with SAB No. 99, “Materiality.” The provisions of SAB No. 108 are effective for the Company for the year ended December 31, 2006. The adoption of SAB No. 108 did not have a material impact on the Company’s consolidated financial position or results of operations.

(3) IMPAIRMENT LOSS ON PROPERTY AND EQUIPMENT

At December 31, 2006, the Company determined that the carrying value of certain property and equipment, including molds, related to the manufacture of the SonoPrep® Topical Anesthetic System (“SonoPrep®”) was not recoverable. The facts and circumstances leading to this determination included the Company’s historical sales levels for products utilizing SonoPrep® and the Company’s decision to place minimal effort into the marketing and sales of SonoPrep® related products. This decision was made in light of the Company’s financial difficulties and the limited capital available to the Company. The Company used a discounted present value of future cash flows method in order to estimate the fair value of the impaired assets. The Company is not currently expecting any material sales of SonoPrep® related products over the estimated remaining useful life of these assets. In addition, the Company considered the value the Company could receive if the assets were sold. Due to the company-specific nature of these assets, the Company would not expect to be able to realize any material proceeds from the sale of these assets. As a result of this analysis, the Company recorded an impairment loss of $275,738 in the year ended December 31, 2006.

(4) COMMITMENTS

The Company leases 12,999 square feet of office, laboratory and manufacturing space in Franklin, Massachusetts under a lease expiring January 24, 2008. Future minimum rental payments under this operating lease are approximately as follows:

Amount
For the years ended December 31,
2007	$163,000
2008	14,000

Total	$177,000

See report of independent registered public accounting firm.

SONTRA MEDICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company’s rent expense was approximately $157,000 and $152,000 for the years ended December 31, 2006 and 2005, respectively.

(5) PATENT LICENSE AGREEMENT

Effective June 30, 1998, SMI entered into a patent license agreement with the Massachusetts Institute of Technology (MIT) that granted SMI an exclusive right and license to certain existing and future MIT patents that relate to ultrasound enhancement of transdermal drug delivery.

The Company is obligated to pay MIT a minimum annual license maintenance fee of $25,000 which is creditable towards the payment of royalties. This license maintenance fee is payable in January of each year thereafter to the end of the term of the patent rights or until the agreement is terminated. The payment for the 2007 annual maintenance license fee has been deferred until September 1, 2007. The Company is obligated to pay MIT royalties up to 2% of net sales of products and processes using the licensed patents (the Licensed Products and Licensed Processes) used, leased or sold by the Company and/or its affiliates, as defined.

(6) NOTE PAYABLE

In May 2005, the Company entered into a note payable agreement with a third-party lender for financing equipment purchases in the amount of $237,541. The note is repayable over a four year term and the Company is obligated to make monthly interest and principal payments of $6,017. Interest accrues at an annual rate of 10.39% and the note is secured by certain property and equipment of the Company. Interest expense related to this note was $19,843 for the year ended December 31, 2006. As a result of the Company’s announced intention to cease operations in December 2006, the Company entered into a Modification and Forbearance Agreement with the lender as of February 28, 2007, that required the Company to make a payment to the lender in the amount of $18,051, which represents three monthly principal and interest payments of $6,017 under the note, plus a payment of $4,435 for attorney fees, costs and expenses. In addition, the Company has agreed to make a payment to the lender on July 1, 2007 in the amount of $18,051, which represents three monthly principal and interest payments of $6,017 under the note. The Company also granted the lender a security interest in all assets of the Company.

The principal portion of the additional payments totaling $35,034 is reflected in current maturities of the Note Payable as of December 31, 2006.

A summary of the note payable maturities at December 31, 2006 is as follows:

For the years ending December 31,	Amount
2007	$89,808
2008	54,508

Total	144,316
Less current maturities	89,808

Non-current portion	$54,508

See report of independent registered public accounting firm.

SONTRA MEDICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(7) SERIES A CONVERTIBLE PREFERRED STOCK

The Company is authorized in its Articles of Incorporation, as amended, to issue up to 10,000,000 shares of preferred stock with the rights, preferences and privileges to be fixed by the board of directors. The board of directors has authorized and designated the issuance of up to 7,000,000 shares of Series A Convertible Preferred Stock with the rights, preferences and privileges as described below. At December 31, 2006 and 2005, 73,334 shares of Series A Convertible Preferred Stock were outstanding.

Each share of Series A Convertible Preferred Stock is initially convertible into one share of common stock, subject to adjustment in certain events. In accordance with the terms of the Company’s 1-for-10 reverse stock split of the Company’s common stock (see Note 8) effective on August 11, 2006, the common shares into which the Series A Convertible Preferred Stock may convert have not been adjusted. The holders of shares of Series A Convertible Preferred Stock are entitled to receive annual 8% dividends, payable in cash or shares of common stock. The Company has the right to convert the shares of Series A Convertible Preferred Stock in the event that the closing price of the common stock for twenty consecutive trading days is equal to or greater than $3.00 per share. The Series A Convertible Preferred Stock has no voting power, except as otherwise required under the Minnesota Business Corporations Act.

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

In conjunction with the 8% dividend on the Series A Convertible Preferred Stock, the Company accreted dividends of $5,867 for each of the years ended December 31, 2006 and 2005. In each of the years ended December 31, 2006 and 2005, the Company paid annual dividends of $5,867 in the form of 2,941 and 326 shares of common stock, respectively.

Dividends paid in conjunction with conversions of Series A Convertible Preferred Stock are paid based on a fixed common stock price of $1.00 per share. As a result, there may be a beneficial conversion feature equal to the difference between the fair value of the common stock on the date the common shares are issued and the $1.00 per share conversion price.

On January 30, 2007, the Company repurchased all the Series A Preferred Stock for $73,334 of cash. At the time of the repurchase, the Company issued to the holders a common stock dividend in the amount of 10,487 shares of common stock, valued at $3,440, representing the amount of the accrued dividend for the period July 1, 2006 through January 30, 2007.

(8) COMMON STOCK

The Company has authorized 60,000,000 shares of common stock, $0.01 par value per share, of which 2,776,192 and 2,226,183 shares were issued and outstanding, as of December 31, 2006 and 2005, respectively.

During 2005, 11,150 shares of Common Stock were issued upon the exercise of warrants for proceeds of $164,700, 17,279 shares were issued to the 401(k) plan, 3,854 shares were issued upon the exercise of stock options for proceeds of $20,000 and 326 shares were issued upon the payment of dividends for the Series A Convertible Preferred Stock.

During 2006, 48,981 shares were issued to the 401(k) plan and 2,941 shares were issued upon the payment of dividends for the Series A Convertible Preferred Stock.

See report of independent registered public accounting firm.

SONTRA MEDICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

As of December 31, 2006, the Company had the following reserves established for the future issuance of common stock as follows:

Reserve for 401(k) plan	361,504
Reserve for exercise of warrants	1,152,708
Reserve for the conversion of and dividends on Series A Convertible Preferred Stock	100,565
Reserve for the exercise of stock options	721,220

Total Reserves	2,335,997

(9) STOCK OPTION PLANS

In 1997, the Company adopted the 1997 Long-Term Incentive and Stock Option Plan (the “1997 Plan”). Pursuant to the 1997 Plan, the Board of Directors (or committees and/or executive officers delegated by the Board) may grant incentive and nonqualified stock options to the Company’s employees, officers, directors, consultants and advisors. The Company has reserved an aggregate of 150,000 shares of common stock for issuance upon exercise of options granted under the 1997 Plan. As of December 31, 2006, there were options to purchase an aggregate of 96,308 shares of common stock outstanding under the 1997 Plan and 45,238 shares available for future option grants thereunder.

In connection with the Merger, the Company assumed all outstanding options under the 1999 Sontra Medical, Inc. Stock Option and Incentive Plan (the “1999 Plan”). The Company may not grant any additional options under the 1999 Plan. The Company assumed options to purchase an aggregate of 86,567 shares of common stock under the 1999 Plan. As of December 31, 2006, there were options to purchase an aggregate of 40,174 shares of common stock outstanding under the 1999 Plan and none available for future grants.

In March 2003, the Board of Directors adopted the 2003 Stock Option and Incentive Plan (the “2003 Plan”). The 2003 Plan was approved by the stockholders in May 2003. Pursuant to the 2003 Plan, the Board of Directors

See report of independent registered public accounting firm.

SONTRA MEDICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(or committees and/or executive officers delegated by the Board) may grant incentive and nonqualified stock options, restricted stock and other stock-based awards to the Company’s employees, officers, directors, consultants and advisors. The 2003 Plan provides that the number of shares authorized for issuance will automatically increase each January 1 by the greater of 4% of the outstanding number of shares of common stock on the immediately preceding December 31 or the aggregate number of shares made subject to equity-based awards during the one year prior to such January 1; or, in either case, such lesser number as may be approved by the Board. On January 1, 2006, the number of shares authorized for issuance under the 2003 Plan automatically increased by 12,257 shares to 250,000. The maximum aggregate number of shares that may be authorized for issuance under the 2003 Plan for all periods is 600,000 (an increase of 350,000 in May 2006). As of December 31, 2006, there was restricted stock and options to purchase an aggregate of 191,991 shares of common stock outstanding under the 2003 Plan and 400,009 shares available for future grants thereunder.

Options granted generally vest 25% on the first anniversary of the vesting start date and 2.5% monthly thereafter. However, certain options granted were allowed accelerated vesting or based on certain milestone accomplishments of the grantee. Vested options expire after a ten-year period from the date of grant. Vesting for options under the 1997 Plan were 100% vested on the date of grant.

Share-Based Compensation

For options issued and outstanding in the year ended December 31, 2005, the Company reduced additional paid-in capital and deferred compensation by $493,333 and $240,753, respectively, and recorded a non-cash net compensation benefit of $252,580. Certain options at December 31, 2005 were subject to variable accounting requiring remeasurement each reporting period.

For options and restricted stock issued and outstanding at December 31, 2006, the Company recorded additional paid-in capital and non-cash compensation expense of $91,667, net of estimated forfeitures. A significant portion of the share-based compensation relates to fully vested options granted to members of the board of directors and a consultant.

The fair value of each option award is estimated on the date of grant using the Black-Scholes option pricing model that uses the assumptions noted in the following table. Expected volatilities are based on historical volatility of the Company’s stock using historical periods consistent with the expected term of the options. The Company uses historical data, as well as subsequent events occurring prior to the issuance of the financial statements, to estimate option exercise and employee termination within the valuation model. As a result of the Company’s announced intention to cease operations in December 2006 and the termination of all employees, substantially all options and restricted stock were forfeited or expected to be forfeited. This is reflected in the 2006 expected forfeiture rate below. The expected term of options granted, all of which qualify as “plain vanilla,” is based on the average of the contractual term (generally 10 years) and the vesting period (generally 42 months) as permitted under SEC Staff Accounting Bulletin No. 107. The risk-free rate is based on the yield of a U.S. Treasury security with a term consistent with the option. Restricted stock grants are valued based on the closing market price for the Company’s stock on the grant date.

See report of independent registered public accounting firm.

SONTRA MEDICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The assumptions used for options granted in the years ended December 31, 2006 and 2005 were as follows:

	2006	2005
Risk-free interest rate	5.00%	4.56%
Expected dividend yield	—	—
Expected term (employee and director grants)	6.75 years	10 years
Forfeiture rate (excluding fully vested options)	100%	0%
Expected volatility	106%	104%

A summary of option activity under the plans as of December 31, 2006 and changes during the year then ended is presented below:

Options	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2006	313,466	$17.20
Granted	207,800	3.95
Exercised	—	—
Forfeited or expired	(245,292)	7.65

Outstanding at December 31, 2006	275,974	$16.02	6.81 years	$—

Exercisable at December 31, 2006	275,974	$16.02	6.81 years	$—

The weighted-average grant-date fair value of options granted during the years ended December 31, 2006 was $3.37. Share-based compensation recognized in 2006 related to fully vested options granted in 2006 was $82,876.

A summary of the status of the Company’s nonvested restricted stock grants as of December 31, 2006, and changes during the year ended December 31, 2006, is presented below:

Nonvested Shares	Shares	Weighted-Average Grant-Date Fair Value
Nonvested at January 1, 2006	—	$—
Granted	255,500	1.63
Vested	—	—
Forfeited	(203,000)	1.60

Nonvested at December 31, 2006	52,500	1.77

For restricted stock grants in the year ended December 31, 2006, the Company estimated a forfeiture rate of 75.41%. Share-based compensation recognized in 2006 related to restricted stock granted in 2006 was $8,791.

As of December 31, 2006, there was $84,155 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the plans. That cost is expected to be recognized ratable over a period of 3.75 years.

See report of independent registered public accounting firm.

SONTRA MEDICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(10) WARRANTS

At December 31, 2006, the Company had the following outstanding warrants:

	Number of Shares Exercisable	Exercise Price	Date of Expiration
Granted to investors in private placement	501,200	$15.00	9/15-10/15/2008
Granted to placement agent in private placement	41,059	$12.00	9/15-10/15/2008
Granted to investors and placement agent in private placement	118,620	$24.50	12/8-10/15/2009
Granted to investor in former subsidiary	15,000	$50.00	2/23/2010
Granted to investors and placement agent in private placement	476,829	$5.80	3/16/2016

Total	1,152,708

Weighted average exercise price		$12.52

Weighted average duration in years			4.89

(11) BAYER LICENSE AGREEMENT

On July 28, 2003, the Company and Bayer Diagnostics Division of Bayer Healthcare LLC (“Bayer”) executed a definitive license agreement pursuant to which the Company granted to Bayer an exclusive worldwide right and license of the Company’s intellectual property rights to make, have made, use, import and sell the continuous transdermal glucose monitoring system utilizing ultrasonic techniques. In consideration of the license and the Company’s delivery of all information, materials and know-how related to the licensed technology in 2003, Bayer paid the Company a one-time, non-refundable license fee of $1.5 million in January 2004. On December 14, 2005, the parties amended the license agreement, pursuant to which the Company reacquired the co-exclusive rights to make, have made, use, import and sell the continuous transdermal glucose monitoring system utilizing ultrasonic techniques in the worldwide hospital intensive care unit (ICU) market, and the Company granted Bayer a right of first refusal to market any hospital ICU product(s) that we may develop. If Bayer does not market Sontra’s hospital ICU product(s), then Sontra shall pay Bayer a royalty equal to 1% of Sontra’s net product sales. In addition, upon Bayer’s completion of the first phase of its development of the continuous glucose monitoring system, Bayer shall pay a $2.0 million milestone payment to Sontra. Such milestone payment shall be paid no later than December 31, 2007, otherwise Bayer’s exclusive license rights under the amended license agreement shall become co-exclusive and Bayer’s marketing rights to Sontra’s hospital ICU product(s) shall terminate. The parties are no longer obligated under the amended license agreement to enter into one or more joint development agreements related to the continuous transdermal glucose monitoring system; however, in the second phase of Bayer’s product development process, the parties will agree upon reasonable royalty rates to be paid to Sontra for product sales by Bayer and the parties may also negotiate a commercially reasonable manufacturing agreement pursuant to which Sontra would supply Bayer with the SonoPrep® ultrasonic skin permeation component of the continuous glucose monitoring system.

See report of independent registered public accounting firm.

SONTRA MEDICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(12) INCOME TAXES

No provision or benefit for federal or state income taxes has been recorded, as the Company has incurred a net loss for all periods presented, and has provided a valuation allowance against its deferred tax assets.

At December 31, 2006, the Company had federal net operating loss carryforwards of approximately $33,800,000, which will expire in varying amounts beginning in 2018. The Company also had research and development tax credit carryforwards of approximately $723,000 which will begin to expire in 2018 unless previously utilized. The United States Tax Reform Act of 1986 contains provisions that may limit the Company’s net operating loss carryforwards available to be used in any given year in the event of significant changes in the ownership interests of significant stockholders, as defined.

Significant components of the Company’s net deferred tax asset are as follows:

	December 31,
	2006	2005
Deferred Tax Assets
Net operating loss carryforwards	$13,008,000	$11,645,000
Research credit carryforward	723,000	573,000
Other temporary differences	8,000	38,000

Total deferred tax assets	13,739,000	12,256,000
Valuation allowance	(13,739,000)	(12,256,000)

Net deferred tax asset	$—	$—

In 2006 and 2005, the Company’s valuation allowance increased by $1,483,000 and $3,628,000, respectively. SFAS No. 109 requires that a valuation allowance be recorded when it is more likely than not that some portion or all of the deferred tax assets will not be realized. Since the Company cannot be assured of realizing the deferred tax asset, a full valuation allowance has been provided.

(13) EMPLOYEE BENEFIT PLANS

The Company sponsors a 401(k) Plan that covers all eligible employees. Employees must be 21 years of age or older as of the plan’s entry dates. In addition, employees become eligible to participate in the 401(k) Plan on the entry date occurring on or immediately after meeting the eligibility requirements, as long as they are in a group of employees eligible to participate on that entry date. Participants may contribute up to 20% of their compensation, not to exceed the maximum allowable by Internal Revenue Service regulations. Prior to June 30, 2002, the 401(k) Plan did not provide for employer matching contributions. In July 2002, the plan was amended to include a Company matching contribution equal to 100% of the participant’s contribution up to the first 3% of compensation and 50% of the next 2% of compensation. In addition the Company may make profit sharing contributions at its discretion. The matching contribution and the profit sharing contribution are payable in cash or in the Company’s common stock, at the discretion of the Board. The Company provided employer matching contributions to the 401(k) Plan in the form of Company common stock through June 30, 2006. For the year ended December 31, 2006, the Company contributed 48,981 shares of Company common stock to the 401(k) plan with a fair value of $257,664. For the year ended December 31, 2005, the Company contributed 17,279 shares of Company common stock to the 401(k) plan with a fair value of $311,003. Expense related to the 401(k) plan for the years ended December 31, 2006 and 2005 was $13,882 and $161,361, respectively.

See report of independent registered public accounting firm.

SONTRA MEDICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Concluded)

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

(15) SUBSEQUENT EVENT

2007 Financing

In January 2007, the Company issued and sold in a private placement (the “Financing”) (i) an aggregate of 6,600,000 shares (the “Shares”) of its common stock at a purchase price per share of $0.10, for an aggregate purchase price of $660,000, and (ii) warrants (the “Warrants”) to purchase an aggregate of 1,650,000 shares of Sontra’s common stock for an exercise price of $0.21 per share. The Shares and Warrants were issued pursuant to a Common Stock and Warrant Purchase Agreement (the “2007 Purchase Agreement”), dated as of January 2, 2007, by and among Sontra, Sherbrooke Partners, LLC and additional accredited investors identified in the 2007 Purchase Agreement (together with Sherbrooke, the “Purchasers”).

The Warrants expire two years from the date of the closing of the Financing and contain customary provisions for adjustment to the exercise price in the event of stock splits, combinations and dividends. The Warrants also contain weighted average anti-dilution provisions that provide for an adjustment to the then effective exercise price (and number of shares of common stock issuable upon exercise) upon certain dilutive issuances by Sontra of equity securities. In addition, if the per share market value (as defined in the Warrants) of Sontra’s common stock for any twenty (20) consecutive trading days equals or exceeds $0.63 per share, then Sontra may, with the prior written consent of the Warrant holders, redeem the unexercised portion of the Warrants in cash at a price equal to the number of shares of common stock that remain subject to the Warrant multiplied by $0.001.

Certain members of Sontra’s Board of Directors and management team invested a total of $120,000 in the financing transaction, as required by Sherbrooke and the other accredited investors.

Voluntarily Delisting from Nasdaq Capital Market

On December 22, 2006, the Company announced its plan to voluntarily delist its common stock from the Nasdaq Capital Market. On January 8, 2007, Nasdaq suspended the quotation of Sontra’s common stock but the Company remained subject to the Nasdaq rules until its delisting effective date of January 18, 2007. As of January 8, 2007, the Company’s quotation for its common stock was listed on the “Pink Sheets” under the symbol “SONT.PK”.

See report of independent registered public accounting firm.

ITEM 8.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 8A.	CONTROLS AND PROCEDURES

Our management, with the participation of our Interim Chief Executive Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, our Interim Chief Executive Officer concluded that our disclosure controls and procedures as of the end of the period covered by this report were effective in ensuring that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that the information required to be disclosed by us in such reports is accumulated and communicated to our management, including our Interim Chief Executive Officer, as appropriate to allow timely decisions regarding required disclosure.

There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during our fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 8B.	OTHER INFORMATION

None.

PART III

ITEM 9.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Incorporated by reference to the portions of the Definitive Proxy Statement entitled “Election of Directors,” “Directors and Executive Officers,” “The Board of Directors and its Committees,” “Audit Committee Financial Expert” and “Section 16(a) Beneficial Ownership Reporting Compliance.”

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

Incorporated by reference to the portion of the Definitive Proxy Statement entitled “Securities Ownership of Certain Beneficial Owners and Management.”

Equity Compensation Plan Information as of December 31, 2006

The following table sets forth certain information regarding the Company’s equity compensation plans as of December 31, 2006. The Company has no equity compensation plans not previously approved by security holders.

	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	(1) 275,974	$16.02	(2) 445,247
Restricted Stock Grants		N/A	N/A
Equity compensation plans not approved by security holders	N/A	N/A	N/A
Total	275,974	$16.02	445,247

(1)	Does not include 52,500 outstanding shares of restricted stock granted to Board of Director members in 2006 at a fair value weighted average share price of $1.77 per share. These shares were approved by security holders in connection with the Company’s 2003 Stock Option and Incentive Plan.
(2)	Consists of 45,238 shares authorized for issuance under the Company’s 1997 Long-Term Incentive and Stock Option Plan and 400,009 shares authorized for future issuance under the Company’s 2003 Stock Option and Incentive Plan (the “2003 Plan”). The 2003 Plan provides that the number of shares authorized for issuance will automatically increase each January 1 by the greater of 4% of the outstanding number of shares of Common Stock on the immediately preceding December 31 or the aggregate number of shares made subject to equity-based awards during the one year prior to such January 1; or, in either case, such lesser number as may be approved by the Board. On January 1, 2006, the number of shares authorized for issuance under the 2003 Plan automatically increased by 12,257 shares to 250,000. The maximum aggregate number of shares that may be authorized for issuance under the 2003 Plan for all periods is 600,000 following an increase of 350,000 authorized shares in May 2006. As of December 31, 2006, there were options to purchase an aggregate of 191,991 shares of common stock outstanding under the 2003 Plan and 400,009 shares available for option grants hereunder.

ITEM 12.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Incorporated by reference to the portions of the Definitive Proxy Statement entitled “Certain Relationships and Related Transaction” and “The Board of Directors and its Committees.”

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

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 29, 2007.

SONTRA MEDICAL CORPORATION

By:	/s/ Harry G. Mitchell
Name:	Harry G. Mitchell
Title:	Interim Chief Executive Officer, Chief Financial Officer and Treasurer

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 29, 2007.

Signature and Title	Signature and Title

Michael R. Wigley Chairman of the Board	/S/ JOSEPH F. AMARAL Joseph F. Amaral Director

/S/ HARRY G. MITCHELL Harry G. Mitchell Interim Chief Executive Officer, Chief Financial Officer and Treasurer (Principal Executive Officer, Principal Financial Officer and Accounting Officer)	Walter W. Witoshkin Director

/S/ GERARD E. PUORRO Gerard E. Puorro Director	/S/ ROBERT S. LANGER Robert S. Langer Director

/S/ BRIAN F. SULLIVAN Brian F. Sullivan Director

EXHIBIT INDEX

Exhibit Number	Description of Document
2.1	Agreement and Plan of Reorganization by and among the Registrant, SMI and CC Merger Corp., dated February 27, 2002 is incorporated by reference to Exhibit 2.1 of the Registrant’s Registration Statement on Form S-4 (File No. 333-86814).

2.2	Amendment No. 1 to Agreement and Plan of Reorganization by and among the Registrant, SMI and CC Merger Corp., dated February 27, 2002 is incorporated by reference to Exhibit 2.2 of the Registrant’s Registration Statement on Form S-4 (File No. 333-86814).

3.1	Second Amended and Restated Articles of Incorporation of the Registrant is incorporated herein by reference to Exhibit 3.01 to the Registrant’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2003 (File No. 000-23017).

3.2	Statement of the Powers, Designations, Preferences and Rights of the Series A Convertible Preferred Stock of the Registrant is incorporated herein by reference to Exhibit 4.2 to the Registrant’s Registration Statement on Form S-3 (File No. 333-109716).

3.3	Articles of Amendment of Second Amended and Restated Articles of Incorporation, dated May 25, 2005 is incorporated herein by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K dated May 24, 2005 (File No. 000-23017).

3.4	Articles of Amendment of Second Amended and Restated Articles of Incorporation, as amended, is incorporated herein by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on August 11, 2006 (File No. 000-23017).

3.5	Amended and Restated Bylaws of the Registrant is incorporated herein by reference to Exhibit 3.03 to the Registrant’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2003 (File No. 000-23017).

4.1	Specimen Certificate of Common Stock of the Registrant is incorporated herein by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on August 11, 2006 (File No. 000-23017).

10.1*	2003 Stock Option and Incentive Plan, as amended, is incorporated herein by reference to Appendix I of the Registrant’s Definitive Schedule 14A filed on April 6, 2006 (File No. 000-23017).

10.2*	Form of Restricted Stock Agreement for use under the Registrant’s 2003 Stock Option and Incentive Plan is incorporated herein by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed on September 6, 2006 (File No. 000-23017).

10.3*	1997 Long-Term Incentive and Stock Option Plan, as amended, is incorporated by reference to Exhibit 10.3 of the Registrant’s Quarterly Report on Form 10-QSB for the period ended June 30, 2002 (File No. 000-23017).

10.4*	Sontra Medical, Inc. 1999 Stock Option and Incentive Plan is incorporated by reference to Exhibit 10.31 of the Registrant’s Registration Statement on Form S-4 (File No. 333-86814).

10.5*	Offer Letter, dated August 29, 2006, between the Registrant and Harry G. Mitchell is incorporated herein by reference to Exhibit 99.2 to the Registrant’s Current Report on Form 8-K filed on September 6, 2006 (File No. 000-23017).

10.6	License Agreement, dated as of July 28, 2003, by and between the Registrant and Bayer Healthcare LLC is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated July 28, 2003 (File No. 000-23017).

10.7	Amendment No. 1 to License Agreement, dated as of December 14, 2005, by and between the Registrant and Bayer Healthcare LLC is incorporated herein by reference to Exhibit 99.2 to the Registrant’s Current Report on Form 8-K dated December 14, 2005 (File No. 000-23017).

Exhibit Number	Description of Document
10.8	Lease Agreement between the Registrant and Forge Park Investors LLC dated January 24, 2003 is incorporated herein by reference to Exhibit 10.13 to the Registrant’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2002 (File No. 000-23017).

10.9	Patent License Agreement (Exclusive) between SMI and the Massachusetts Institute of Technology dated June 30, 1998 is incorporated herein by reference to Exhibit 10.39 of the Registrant’s Registration Statement on Form S-4 (Registration No. 333-86814).

10.10*	401(k) Retirement Plan is incorporated herein by reference to Exhibit 10.15 to the Registrant’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2002 (File No. 000-23017).

10.11	Form of Subscription Agreement is incorporated herein by reference to Appendix C to the Registrant’s Definitive Schedule 14A filed September 8, 2003 (File No. 000-23017).

10.12	Form of Series A Unit Supplemental Agreement is incorporated herein by reference to Appendix F to the Registrant’s Definitive Schedule 14A filed September 8, 2003 (File No. 000-23017).

10.13	Pre-Emptive Rights Granted to Purchasers of Series A Preferred Stock of the Registrant is incorporated herein by reference to Exhibit 99.2 to the Registrant’s Current Report on Form 8-K dated October 14, 2003 (File No. 000-23017).

10.14	Form of Common Stock Purchase Warrant is incorporated herein by reference to Appendix E to the Registrant’s Definitive Schedule 14A filed September 8, 2003 (File No. 000-23017).

10.15	Form of Placement Agent Common Stock Purchase Warrant is incorporated herein by reference to Exhibit 99.4 to the Registrant’s Registration Statement on Form S-3 (File No. 333-109716).

10.16	Common Stock and Warrant Purchase Agreement, dated as of December 8, 2004, by and among the Company and the investors listed on Schedule 1 thereto, is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated December 8, 2004 (File No. 000-23017).

10.17	Form of Common Stock Purchase Warrant is incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated December 8, 2004 (File No. 000-23017).

10.18	Common Stock and Warrant Purchase Agreement, dated as of March 7, 2006, by and among the Company and the investors listed on Schedule 1 thereto is incorporated herein by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K dated March 7, 2006 (File No. 000-23017).

10.19	Form of Common Stock Purchase Warrant is incorporated herein by reference to Exhibit 99.2 to the Registrant’s Current Report on Form 8-K dated March 7, 2006 (File No. 000-23017).

10.20	Letter Agreement, dated June 9, 2006, between the Registrant and AccountAbility Outsourcing, Inc. is incorporated herein by reference to Exhibit 99.1 of the Registrant’s Current Report on Form 8-K filed on June 12, 2006 (File No. 000-23017).

10.21	Common Stock and Warrant Purchase Agreement, dated January 2, 2007, by and among the Company, Sherbrooke Partners, LLC and the Purchasers named therein is incorporated herein by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K dated January 1, 2007 (File No. 000-23017).

10.22	Form of Warrant to Purchase Shares of Common Stock is incorporated herein by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K dated January 1, 2007 (File No. 000-23017).

14	Code of Business Conduct and Ethics of the Registrant is incorporated herein by reference to Exhibit 14 to the Registrant’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2003 (File No. 000-23017).

21	Subsidiaries of the Registrant is incorporated herein by reference to Exhibit 21 to the Registrant’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2002 (File No. 000-23017).

Exhibit Number	Description of Document
23	Consent of Wolf & Company, P.C.

31	Certification of the Interim Chief Executive Officer, Chief Financial Officer and Treasurer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of the Interim Chief Executive Officer, Chief Financial Officer and Treasurer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management contract or compensatory plan or arrangement filed in response to Item 13 of Form 10-KSB.