Form 10QSB
period 2007-03-31
SONTRA MEDICAL CORP
filed 2007-05-15
CIK 1031927

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

As of May 11, 2007, the Registrant had 9,379,179 shares of Common Stock outstanding.

Transitional Small Business Disclosure Format (Check one):    Yes  ☐    No  ☒

FORM 10-QSB INDEX

PART I: FINANCIAL INFORMATION

Item 1.	Financial Statements

SPECIAL NOTE

All share numbers and share prices presented in this Quarterly Report on Form 10-QSB have been adjusted to reflect the 1-for-10 reverse stock split of Sontra’s common stock effected on August 11, 2006.

SONTRA MEDICAL CORPORATION

Consolidated Balance Sheets

	As of,
	March 31, 2007	December 31, 2006
	(Unaudited)
Assets:
Current Assets:
Cash and cash equivalents	$724,434	$559,017
Accounts receivable	1,607	—
Inventory, net of reserve for obsolescence	—	1,556
Prepaid expenses and other current assets	30,891	12,994

Total current assets	756,932	573,567

Property and Equipment, at cost:
Computer equipment	245,694	245,694
Office and laboratory equipment	590,926	590,926
Furniture and fixtures	14,288	14,288
Manufacturing equipment	197,888	197,888
Leasehold improvements	177,768	177,768

	1,226,564	1,226,564
Less-Accumulated depreciation and amortization	(1,047,799)	(1,017,051)

Net property and equipment	178,765	209,513

Other Assets:
Restricted cash	20,449	19,949
Deposits and other assets	2,000	2,000

Total other assets	22,449	21,949

Total assets	$958,146	$805,029

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$168,735	$45,817
Deferred revenue	33,333	45,833
Current portion of note payable	78,350	89,808
Accrued expenses	161,746	103,365

Total current liabilities	442,164	284,823

Note Payable, net of current portion	38,647	54,508

Commitments
Stockholders’ Equity
Series A Convertible Preferred Stock, $0.01 par value, authorized 7,000,000 shares, issued and outstanding 0 shares at March 31, 2007 and 73,334 shares at December 31, 2006	—	76,291
Common stock, $0.01 par value, authorized 60,000,000 shares, issued and outstanding 9,379,179 shares at March 31, 2007 and 2,776,192 shares at December 31, 2006	93,792	27,762
Additional paid-in capital	35,431,170	34,822,306
Accumulated deficit	(35,047,627)	(34,460,661)

Total stockholders’ equity	477,335	465,698

Total liabilities and stockholders’ equity	$958,146	$805,029

The accompanying notes are an integral part of these consolidated financial statements.

SONTRA MEDICAL CORPORATION

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended March 31,
	2007	2006
Revenues
Product revenues	$9,767	$14,526
Licensing revenue	12,500	12,501

Total revenue	22,267	27,027

Operating Expenses:
Cost of product revenue	1,556	30,513
Research and development	258,699	763,358
Selling, general and administrative	352,538	495,061

Total operating expenses	612,793	1,288,932

Loss from operations	(590,526)	(1,261,905)

Other Income (Expense):
Interest income	6,326	39,318
Interest expense	(2,766)	(5,154)

Other income, net	3,560	34,164

Net loss	(586,966)	(1,227,741)
Accretion of dividend on Series A Convertible Preferred Stock	(483)	(1,447)

Net loss applicable to common shareholders	$(587,449)	$(1,229,188)

Net loss per common share, basic and diluted	$(0.08)	$(0.52)

Basic and diluted weighted average common shares outstanding	7,178,683	2,359,729

The accompanying notes are an integral part of these consolidated financial statements.

(Reflects 1-for-10 reverse stock split effective August 11, 2006)

Sontra Medical Corporation

Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31,
	2007	2006
Cash Flows From Operating Activities:
Net loss	$(586,966)	$(1,227,741)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	30,748	39,285
Share based compensation	87,367	5,006
Provision for excess or obsolete inventory	—	20,000
Changes in assets and liabilities:
Accounts receivable	(1,607)	(10,461)
Inventory	1,556	(37,760)
Prepaid expenses and other current assets	(17,897)	(38,852)
Accounts payable	122,918	19,505
Deferred revenue	(12,500)	(12,501)
Accrued expenses	58,381	(10,558)

Net cash used in operating activities	(318,000)	(1,254,077)

Cash Flows from Investing Activities:
Purchase of property and equipment	—	(64,596)
Increase in deposits and other assets	—	9,299
Decrease in restricted cash	(500)	—
Sales of short term investments	—	700,000

Net cash (used in) provided by investing activities	(500)	644,703

Cash Flows From Financing Activities
Repurchase of Series A Convertible Preferred Stock	(73,334)	—
Proceeds from the sale of common stock, net of expenses	584,570	1,628,666
Payments on loan payable	(27,319)	(12,897)

Net cash provided by financing activities	483,917	1,615,769

Net Increase in Cash and Cash Equivalents	165,417	1,006,395
Cash and Cash Equivalents, beginning of period	559,017	1,016,792

Cash and Cash Equivalents, end of period	$724,434	$2,023,187

Supplemental Disclosure of Non Cash Financing Transactions:
Accretion of dividend on Series A Convertible Preferred Stock	$483	$1,447

Common stock issued for dividends on Series A Convertible Preferred Stock	$3,440	$—

Fair Value of common stock issued for accrued 401(k) plan contributions	$—	$220,680

Deposits reclassied to property and equipment	$—	$205,012

The accompanying notes are an integral part of these consolidated financial statements.

SONTRA MEDICAL CORPORATION

Notes to Consolidated Financial Statements

March 31, 2007

(Unaudited)

(1) ORGANIZATION, BASIS OF PRESENTATION AND GOING CONCERN

Organization and Basis of Presentation

Sontra Medical Corporation (the “Company”) is a medical company engaged in the development of transdermal diagnostic and drug delivery products using skin permeation technologies, including its SonoPrep® ultrasonic skin permeation system. On an historical basis, since its inception the Company has devoted substantially all of its efforts toward product research and development, conducting clinical studies, raising capital and marketing products under development. The Company has incurred significant losses from operations since its inception and has primarily funded these losses through issuances of equity and convertible promissory notes.

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Sontra Medical, Inc. (“SMI”). All significant inter-company balances and transactions have been eliminated in consolidation. These financial statements should be read in conjunction with the Company’s audited financial statements and related footnotes for the fiscal year ended December 31, 2006, which are included in the Company’s Annual Report on Form 10-KSB filed with the SEC on March 29, 2007. In the opinion of the Company’s management, the unaudited condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and include all adjustments (consisting only of normal recurring accruals) necessary to present fairly the Company’s financial position as of March 31, 2007 and the results of operations and cash flows for the three months ended March 31, 2007 and 2006. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the relevant SEC rules and regulations. However, the Company believes that its disclosures are adequate to ensure that the information presented is not misleading. The results of operations for the interim periods are not necessarily indicative of the results of operations for the full fiscal year or any other interim period.

On July 24, 2006, the Company’s board of directors approved a 1-for-10 reverse stock split (see Note 8). The reverse stock split was effective August 11, 2006. All share and per share information has been retroactively restated to reflect the reverse stock split.

Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As of March 31, 2007, the Company had cash and cash equivalents of approximately $724,000 and an accumulated deficit of $35,048,000. Through March 31, 2007, the Company has not been able to generate sufficient revenues from its operations to cover its costs and operating expenses. Although the Company has been able to issue its common and preferred stock through private placements to raise capital in order to fund its operations, it is not known whether the Company will be able to continue this practice, or be able to obtain other types of financing or if its sales will increase significantly to be able to meet its cash operating expenses. This, in turn, raises substantial doubt about the Company’s ability to continue as a going concern. Management believes that an equity financing will enable the Company to continue its operations. However, no assurances can be given as to the success of these plans. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying financial statements reflect the application of the following accounting policies:

(a) Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the amounts of revenues and expenses recorded during the reporting periods. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant changes in the near term relate to the valuation of, the recoverability of long-lived assets, the realizability of deferred tax assets and the fair value of share-based payments issued.

(b) Cash and Cash Equivalents

The Company considers all highly liquid investments with maturities of ninety days or less to be cash equivalents. Cash equivalents consist of money market funds as of March 31, 2007 and 2006. The Company maintains its cash in bank deposit accounts which, at times, may exceed the federally insured limits. Restricted cash represents a security deposit on the Company’s leased offices.

(c) Accounts Receivable

The Company provides credit terms to customers in connection with sales of the Company’s products. Credit terms for approved customers, are generally on a net 30-day basis. Management periodically reviews customer account activity in order to assess the adequacy of the allowances provided for potential losses. Factors considered include economic conditions and each customer’s payment history and credit worthiness. Adjustments, if any, are made to reserve balances following the completion of these reviews to reflect management’s best estimate of potential losses. No allowance for doubtful accounts was considered necessary at March 31, 2007 and December 31, 2006.

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

(e) Share-Based Payments

The Company applies the provisions of SFAS No. 123(R), Share-Based Payment, which is a revision of SFAS No. 123, Accounting for Stock Based Compensation. Under SFAS No. 123(R), the Company now recognizes compensation costs resulting from the issuance of stock-based awards to employees and directors as an expense in the statement of operations over the requisite service period based on a measurement of fair value for each stock award as measured on the grant date. The Company’s policy is to grant employee and director stock options with an exercise price equal to the fair value of the Company’s common stock at the date of grant, which equals the closing price of the Company’s stock on the date of grant.

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

(h) Income Taxes

Effective January 1, 2007, the Company adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109. The implementation of FIN 48 had no impact on the Company’s financial statements as the Company has no unrecognized tax benefits.

The Company is primarily subject to U.S. federal and Massachusetts state income tax. Tax years subsequent to 2002 remain open to examination by U.S. federal and state tax authorities.

The Company’s policy is to recognize interest and penalties related to income tax matters in income tax expense. As of January 1 and March 31, 2007, the Company had no accruals for interest or penalties related to income tax matters.

(i) Deferred Revenue

In November 2006, HortResearch paid $50,000 to renew for a one year license and collaboration agreement related to the Company’s ultrasonic skin permeation technology. This additional license payment will be recognized as revenue ratably over the one year service period through November 2007.

(j) Revenue Recognition

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

(3) COMMITMENTS

The Company leases 12,999 square feet of office, laboratory and manufacturing space in Franklin, Massachusetts under a lease expiring March 31, 2008. Future minimum rental payments under this operating lease are approximately as follows:

Amount
For the years ended December 31,
2007 (April – December 2007)	$122,250
2008 (January 2008 – March 2008)	40,000

Total	$162,250

(4) NOTE PAYABLE

In May 2005, the Company entered into a note payable agreement with a third-party lender for financing equipment purchases in the amount of $237,541. The note is repayable over a four year term and the Company is obligated to make monthly interest and principal payments of $6,017. Interest accrues at an annual rate of 10.39% and the note is secured by certain property and equipment of the Company. Interest expense related to this note was $2,458 and $5,154 for the three months ended March 31, 2007 and 2006, respectively. As a result of the Company’s announced intention to cease operations in December 2006, the Company entered into a Modification and Forbearance Agreement with the lender as of February 28, 2007, that required the Company to make a payment to the lender in the amount of $18,051, which represents three monthly principal and interest payments of $6,017 under the note, plus a payment of $4,435 for attorney fees, costs and expenses. In addition, the Company has agreed to make a payment to the lender on July 1, 2007 in the amount of $18,051, which represents three additional monthly principal and interest payments of $6,017 under the note. The Company also granted the lender a security interest in all assets of the Company.

(5) SERIES A CONVERTIBLE PREFERRED STOCK

The Company is authorized in its Articles of Incorporation, as amended, to issue up to 10,000,000 shares of preferred stock with the rights, preferences and privileges to be fixed by the board of directors. The board of directors has authorized and designated the issuance of up to 7,000,000 shares of Series A Convertible Preferred Stock.

On January 30, 2007, the Company repurchased all the Series A Convertible Preferred Stock for $73,334 of cash. At the time of the repurchase, the Company issued to the holders a common stock dividend in the amount of 10,487 shares valued at $3,440, representing the amount of the accrued dividend for the period July 1, 2006 through January 30, 2007.

(6) COMMON STOCK

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

(7) STOCK OPTION PLANS

In 1997, the Company adopted the 1997 Long-Term Incentive and Stock Option Plan (the “1997 Plan”). Pursuant to the 1997 Plan, the Board of Directors (or committees and/or executive officers delegated by the Board) may grant incentive and nonqualified stock options to the Company’s employees, officers, directors, consultants and advisors. The Company has reserved an aggregate of 150,000 shares of common stock for issuance upon exercise of options granted under the 1997 Plan. As of March 31, 2007, there were options to purchase an aggregate of 35,000 shares of common stock outstanding under the 1997 Plan and 106,546 shares available for future option grants thereunder.

In connection with the Merger, the Company assumed all outstanding options under the 1999 Sontra Medical, Inc. Stock Option and Incentive Plan (the “1999 Plan”). The Company may not grant any additional options under the 1999 Plan. The Company assumed options to purchase an aggregate of 86,567 shares of common stock under the 1999 Plan. As of March 31, 2007, there were options to purchase an aggregate of 5,780 shares of common stock outstanding under the 1999 Plan and none available for future grants.

In March 2003, the stockholders approved the 2003 Stock Option and Incentive Plan (the “2003 Plan”). Pursuant to the 2003 Plan, the Board of Directors (or committees and/or executive officers delegated by the Board) may grant incentive and nonqualified stock options, restricted stock and other stock-based awards to the Company’s employees, officers, directors, consultants and advisors. As of March 31, 2007, the maximum aggregate number of shares that may be authorized for issuance under the 2003 Plan for all periods is 600,000. As of March 31, 2007, there were restricted stock and options to purchase an aggregate of 481,491 shares of common stock outstanding under the 2003 Plan and 110,509 shares available for future grants thereunder.

Share-Based Compensation

For options and restricted stock issued and outstanding during the three months ended March 31, 2006, the Company recorded additional paid-in capital and non-cash compensation expense of $5,000, net of estimated forfeitures.

For options and restricted stock issued and outstanding during the three months ended March 31, 2007, the Company recorded additional paid-in capital and non-cash compensation expense of $87,400, net of estimated forfeitures. A significant portion of the share-based compensation relates to fully vested options granted to a new member of the board of directors, a consultant and an executive officer of the Company.

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

The assumptions used principally for options granted in the years ended March 31, 2007 and 2006 were as follows:

	2007	2006
Risk-free interest rate	4.72%	5.00%
Expected dividend yield	—	—
Expected term (employee grants)	6.75 years	6.75 years
Forfeiture rate (excluding fully vested options)	54%	6%
Expected volatility	118%-126%	105.85%

A summary of option activity under the plans as of March 31, 2007 and changes during the three months then ended is presented below:

Options	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2007	275,974	$16.02
Granted	355,000	0.48
Exercised	—	—
Forfeited or expired	(153,702)	16.92

Outstanding at March 31, 2007	477,272	$8.47	9.14 years	$347,200

Exercisable at March 31, 2007	267,272	$7.13	9.14 years	$126,700

The weighted-average grant-date fair value of options granted during the three months ended March 31, 2007 was $0.48. Share-based compensation recognized in the three months ended March 31, 2007 related to options granted in the three months ended March 31, 2007 was $83,641.

A summary of the status of the Company’s nonvested restricted stock grants as of March 31, 2007, and changes during the three months ended March 31, 2007, is presented below:

Nonvested Shares	Shares	Weighted-Average Grant-Date Fair Value
Nonvested at January 1, 2007	52,500	$1.77
Granted	—	—
Vested	—	—
Forfeited	(7,500)	1.77

Nonvested at March 31, 2007	45,000	1.77

For restricted stock grants in the three months ended March 31, 2007, the Company estimated a forfeiture rate of 78.92%. Share-based compensation recognized in the three months ended March 31, 2007 related to restricted stock grants was $3,726. As of March 31, 2007, there was approximately $119,700 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the plans. That cost is expected to be recognized ratable over a period of 3.25 years.

(8) BAYER LICENSE AGREEMENT

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

Item 2.	Management’s Discussion and Analysis or Plan of Operation

Forward-Looking Statements

ITEM 6.	MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion of our consolidated financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements and the related notes thereto included elsewhere in this Form 10-QSB. The matters discussed herein contain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended, which involve risks and uncertainties. All statements other than statements of historical information provided herein may be deemed to be forward-looking statements. Without limiting the foregoing, the words “believes”, “anticipates”, “plans”, “expects” and similar expressions are intended to identify forward-looking statements. Factors that could cause actual results to differ materially from those reflected in the forward-looking statements include, but are not limited to, those discussed in “Risk Factors” and elsewhere in this report and the risks discussed in our other filings with the SEC. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s analysis, judgment, belief or expectation only as of the date hereof. We undertake no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date hereof.

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

Results of Operations

As of December 22, 2006, the Company terminated all employees and restructured its business operations. During the three months ended March 31, 2007, the Company rehired 6 employees and contracted with 7 independent contractors to recommence its planning and research and development efforts. Accordingly, the comparison of revenues and expenses for the three months ended March 31, 2007 may not be comparable with those in the same period in 2006.

Comparison of the three months ended March 31, 2007 and 2006

Licensing Revenue

Licensing Revenue for the three months ended March 31, 2007 and 2006 approximated $12,500, through an agreement with HortResearch. In November 2005, HortResearch paid the Company $50,000 for a one year option to license the use of the Company’s ultrasonic skin permeation technology. Under the agreement, the Company was obligated to perform certain training and consulting services over the one year period. In November 2006, HortResearch paid $50,000 to renew an additional one year license option for a continued collaboration. This additional license option will be recognized as revenue ratably over the one year service period through November 2007.

Product Revenue and Cost of Product Revenue

The Company recorded product revenue of $9,767 with a cost of product revenue of $1,556 for the three months ended March 31, 2007 versus $14,526 of revenue with a cost of product revenue of $30,513 for the same period in 2006. The decrease in product revenue was attributable to a decline in demand for the Company’s SonoPrep® System. During December 2006, the Company wrote off the majority of its remaining SonoPrep® product inventory to cost of product revenue to reflect the anticipated net realizable value of such product due to the Company’s decision to stop active marketing of the product.

Research and Development Expenses

Research and development expenses decreased by $504,659 to $258,699 for the three months ended March 31, 2007 from $763,358 for the three months ended March 31, 2006. Research and development expenses decreased primarily as a result of the Company’s restructuring of its business operations in December 2006. The Company’s research and development during the three months ended March 31, 2007 was concentrated on planning efforts for its skin permeation and continuous transdermal glucose monitoring technologies and additional clinical studies.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased by $142,523 to $352,538 for the three months ended March 31, 2007 from $495,061 for the three months ended March 31, 2006. The decrease for the three months ended March 31, 2007 was primarily the result of the Company’s restructuring of its business operations in December 2006. As a result of the restructuring, the cost of marketing and administrative salaries and benefits have been reduced significantly in the three months ended March 31, 2007 compared with such expenses in the same period in 2006.

Other Income (Expense)

Interest income was $6,326 for the three months ended March 31, 2007 compared to interest income of $39,318 for the three months ended March 31, 2006. The decrease in interest income for the three months ended March 31, 2007 was primarily attributable to the Company having a lower average amount of cash equivalents and no short term investments on hand during 2007 compared to 2006.

Interest expense of $2,766 and $5,154 for three months ended March 31, 2007 and 2006, respectively was related to the note payable on equipment financing secured in 2005. The decrease is attributable to the lower principal balance of the loan in 2007.

Liquidity and Capital Resources

The Company has financed its operations since inception primarily through private sales of its common and preferred stock, the issuance of convertible promissory notes, and the cash it received in connection with exercises of warrants and the Merger in 2002. As of March 31, 2007, the Company had $724,434 of cash and cash equivalents.

Net cash used in operating activities was $318,000 for the three months ended March 31, 2007. The use of cash was primarily attributable to the net loss of $586,966 for the three months ended March 31, 2007, offset by non-cash expenses of $30,748 for depreciation and amortization and $87,367 for share-based compensation. Accounts payable and accrued expenses increased during the three months ended March 31, 2007 due principally to professional fees and other costs related to the Company’s equity financing in January 2007.

Net cash used in investing activities was $500 for the three months ended March 31, 2007 as a result of an increase in a restricted cash deposit. There were no fixed asset purchases or short term investments during the three months ended March 31, 2007.

Net cash provided by financing activities was $483,917 for the three months ended March 31, 2007, and related to the issuance of common stock and warrants with net proceeds of $587,527, offset by the payment of $76,291 to retire the Series A Preferred Stock and the principal payment on the notes payable of $27,319.

As of May 8, 2007, the Company has a cash and cash equivalents balance of $517,000.

As a result of the employment terminations and other actions taken since December 2006, the Company has significantly reduced its monthly cash burn rate. We will continue to aggressively manage our costs and increase efficiencies while pursuing new financing options. Should the Company not successfully raise additional capital in 2007, we believe that the existing cash will enable the Company to continue its operations through July 31, 2007.

In conjunction with the January 2007 financing, the Company issued warrants to purchase an aggregate of 1,650,000 shares of Sontra’s common stock at an exercise price of $0.21 per share (the “Warrants”). If the per share market value (as defined in the Warrants) of Sontra’s common stock for any twenty (20) consecutive trading days equals or exceeds $0.63 per share, then Sontra may, with the prior written consent of the warrant holders, redeem the unexercised portion of the Warrants in cash at a price equal to the number of shares of common stock that remain subject to the Warrant multiplied by $0.001. During the three months ended March 31, 2007, the Company’s common stock had traded 20 consecutive trading days above $0.63. Should the warrant holders exercise the Warrants, the Company would receive gross proceeds of $346,500 for working capital purposes.

Even if the Company receives the proceeds from the exercise of the Warrants and is successful in raising additional equity capital during the remainder of 2007 to fund its operations, the Company will still be required to raise an additional substantial amount of capital in the future to fund its research and development initiatives and to achieve profitability. The Company’s ability to fund its future operating requirements will depend on many factors, including the following:

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

Our development efforts to date have consumed and will continue to require substantial amounts of capital in connection with our skin permeation technologies (including SonoPrep® and other alternative technologies), transdermal diagnostics and drug delivery. Our product development programs require substantial capital outlays in order to reach product commercialization. As we enter into more advanced product development of our skin permeation technology and our continuous transdermal glucose monitoring system, we will need significant funding to complete product development and to pursue product commercialization. Additionally, our auditors have expressed substantial doubt about our ability to continue as a going concern. Our ability to continue our business and our research, development and testing activities and commercialize our products in development is highly dependent on our ability to obtain additional sources of financing, including by entering into and maintaining collaborative arrangements with third parties who have the resources to fund such activities. Any future equity financing, if available, may result in substantial dilution to existing shareholders, and future debt financing, if available, may include restrictive covenants or may require us to grant a lender a security interest in our assets. To the extent that we attempt to raise additional funds through third party collaborations and/or licensing arrangements, we may be required to relinquish some rights to our technologies or products currently in various stages of development, or grant licenses or other rights on terms that are not favorable to us. Any failure by us to timely procure additional financing or investment adequate to fund our ongoing operations, including planned product development initiatives, clinical studies and commercialization efforts, will have material adverse consequences on our business operations and as a result, on our consolidated financial condition, results of operations and cash flows.

We have a history of operating losses, and we expect our operating losses to continue for the foreseeable future and we may not continue as a going concern.

We have generated limited revenue and have had operating losses since our inception. Since inception, our accumulated deficit was $35,047,627 as of March 31, 2007. The audit report from Wolf & Company, P.C., our independent registered public accounting firm, relating to our 2006 financial statements contains Wolf’s opinion that our recurring losses from operations, significant accumulated deficit and our failure to raise sufficient capital to fund our operations raise substantial doubt about our ability to continue as a going concern. It is possible that we will never generate sufficient revenue to achieve and sustain profitability. Even if we achieve profitability, we may not be able to sustain or increase profitability. We expect our operating losses to continue for the foreseeable future as we continue to expend substantial resources to conduct research and development, feasibility and clinical studies, obtain regulatory approvals for specific additional use applications of our skin permeation technologies (including SonoPrep® and other alternative technologies), obtain regulatory approval for our CTGM system, identify and secure collaborative partnerships, and manage and execute our obligations in possible strategic collaborations.

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

Our success is dependent on further developing new and existing products and obtaining favorable results from pre-clinical studies and clinical trials and satisfying regulatory standards and approvals required for the market introduction of such products, including skin permeation methods and our continuous transdermal glucose monitoring system. There can be no assurance that we will not encounter unforeseen problems in the development of our skin permeation technologies (including SonoPrep® and other alternative technologies), or that we will be able to successfully address the problems that do arise. The skin permeation technologies may not prove effective in connection with diagnostics, glucose monitoring and/or transdermal drug delivery. There can be no assurance that any of our potential products will be successfully developed, proven safe and efficacious in clinical trials, meet applicable regulatory standards, be capable of being produced in commercial quantities at acceptable costs, or be eligible for third-party reimbursement from governmental or private insurers. Even if we successfully develop new products, there can be no assurance that such products will be successfully marketed or achieve market acceptance, or that expected markets will develop for such products. If any of our development programs are not successfully completed, required regulatory approvals or clearances are not obtained, or potential products for which approvals or clearances are obtained are not commercially successful, our business, financial condition and results of operations would be materially adversely affected.

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

Although we have determined not to market the SonoPrep® Topical Anesthetic System pursuant to its 510(k) marketing clearance, the FDA may determine that approval of the NDA is required, the FDA may determine to limit, restrict or delay our ability to market the system in the future, or may rescind our 510(k) marketing clearance. If the FDA determines that an NDA is required, it is likely that our 510(k) marketing clearance would be rescinded, which would have a material adverse effect on our business and results of operations should we decide to market the system.

The trading price of our common stock entails additional regulatory requirements, which may negatively affect such trading price.

Our common stock is currently listed on the OTC Bulletin Board, an over-the-counter electronic quotation service, which stock currently trades below $5.00 per share. We anticipate the trading price of our common stock will continue to be below $5.00 per share. As a result of this price level, trading in our common stock would be subject to the requirements of certain rules promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These rules require additional disclosure by broker-dealers in connection with any trades generally involving any non-NASDAQ equity security that has a market price of less than $5.00 per share, subject to certain exceptions. Such rules require the delivery, before any penny stock transaction, of a disclosure schedule explaining the penny stock market and the risks associated therewith, and impose various sales practice requirements on broker-dealers who sell penny stocks to persons other than established customers and accredited investors (generally institutions). For these types of transactions, the broker-dealer must determine the suitability of the penny stock for the purchaser and receive the purchaser’s written consent to the transaction before sale. The additional burdens imposed upon broker-dealers by such requirements may discourage broker-dealers from effecting transactions in our common stock. As a consequence, the market liquidity of our common stock could be severely affected or limited by these regulatory requirements.

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

Our original intellectual property is owned by the Massachusetts Institute of Technology.

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

We will need to protect our current intellectual property.

In addition to the exclusive license from MIT, as of March 31, 2007 we owned six (6) granted and issued U.S. patents, four (4) granted and issued foreign patents, 12 pending U.S. and 26 pending foreign patent applications. In addition to strengthening our SonoPrep® skin permeation technology, our intellectual property will serve to protect our rights to commercialize our continuous transdermal glucose monitoring technology. However, we can provide no assurance that patents will be issued from the patent applications, or, if issued, that they will be issued in a form that will be advantageous to us.

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

To successfully commercialize our skin permeation technologies (including SonoPrep® and other alternative technologies) we will have to manufacture or engage others to manufacture the particular device in compliance with regulatory requirements. We have limited manufacturing experience and resources that would enable us to make products in the volumes that would be necessary for us to achieve significant commercial sales, and there can be no assurance that we will be able to establish and maintain reliable, efficient, full scale manufacturing at commercially reasonable costs, in a timely fashion. There are technical challenges to increasing manufacturing capacity, including equipment design, materials procurement, problems with production yields, quality control and assurance and compliance with environmental regulations. Developing and scaling manufacturing facilities will require the investment of substantial additional funds and is subject to risks and uncertainties, including suitability of facility space, design, installation and maintenance of equipment and increased management responsibility. Difficulties we encounter in manufacturing scale-up, or our failure to implement and subsequently maintain our manufacturing facilities in accordance with good manufacturing practice regulations, international quality standards or other regulatory requirements, could result in a delay or termination of production.

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

Disclosure Controls and Procedures. Our management, with the participation of our Interim Chief Executive Officer, Chief Financial Officer and Treasurer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, our Interim Chief Executive Officer, Chief Financial Officer and Treasurer concluded that our disclosure controls and procedures as of the end of the period covered by this report were effective in ensuring that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that the information required to be disclosed by us in such reports is accumulated and communicated to our management, including our Interim Chief Executive Officer, Chief Financial Officer and Treasurer, as appropriate to allow timely decisions regarding required disclosure.

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

SONTRA MEDICAL CORPORATION

Date: May 15, 2007	By:	/s/HARRY G. MITCHELL
Harry G. Mitchell Interim Chief Executive Officer, Chief Financial Officer and Treasurer

EXHIBIT INDEX

10.1	Common Stock and Warrant Purchase Agreement, dated January 2, 2007, by and among the Company, Sherbrooke Partners, LLC and the Purchasers named therein is incorporated herein by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K dated January 1, 2007 (File No. 000-23017).

10.2	Form of Warrant to Purchase Shares of Common Stock is incorporated herein by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K dated January 1, 2007 (File No. 000-23017).

31	Certification of the Interim Chief Executive Officer, Chief Financial Officer and Treasurer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of the Interim Chief Executive Officer, Chief Financial Officer and Treasurer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.