Form 10QSB
period 2007-06-30
SONTRA MEDICAL CORP
filed 2007-08-13
CIK 1031927

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

As of August 6, 2007, the Registrant had 11,452,679 shares of Common Stock outstanding.

Transitional Small Business Disclosure Format (Check one):    Yes  ☐    No  ☒

FORM 10-QSB INDEX

PART I: FINANCIAL INFORMATION

Item 1.	Financial Statements

SPECIAL NOTE

All share numbers and share prices presented in this Quarterly Report on Form 10-QSB have been adjusted to reflect the 1-for-10 reverse stock split of Sontra’s common stock effected on August 11, 2006.

SONTRA MEDICAL CORPORATION

Consolidated Balance Sheets

	As of,
	June 30, 2007	December 31, 2006
	(Unaudited)
Assets:
Current Assets:
Cash and cash equivalents	$1,258,187	$559,017
Inventory, net of reserve for obsolescence	—	1,556
Prepaid expenses and other current assets	69,106	12,994

Total current assets	1,327,293	573,567

Property and Equipment, at cost:
Computer equipment	245,694	245,694
Office and laboratory equipment	590,926	590,926
Furniture and fixtures	14,288	14,288
Manufacturing equipment	197,888	197,888
Leasehold improvements	177,768	177,768

	1,226,564	1,226,564
Less-Accumulated depreciation and amortization	(1,077,350)	(1,017,051)

Net property and equipment	149,214	209,513

Other Assets:
Restricted cash	10,250	19,949
Deposits and other assets	2,000	2,000

Total other assets	12,250	21,949

Total assets	$1,488,757	$805,029

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$131,858	$45,817
Deferred revenue	20,833	45,833
Current portion of note payable	62,660	89,808
Accrued expenses	193,864	103,365

Total current liabilities	409,215	284,823

Note Payable, net of current portion	22,369	54,508

Commitments

Stockholders’ Equity
Series A Convertible Preferred Stock, $0.01 par value, authorized 7,000,000 shares, issued and no outstanding shares at June 30, 2007 and 73,334 shares at December 31, 2006	—	76,291
Common stock, $0.01 par value, authorized 60,000,000 shares, issued and outstanding 10,859,429 shares at June 30, 2007 and 2,776,192 shares at December 31, 2006	108,594	27,762
Additional paid-in capital	37,010,435	34,822,306
Accumulated deficit	(36,061,856)	(34,460,661)

Total stockholders’ equity	1,057,173	465,698

Total liabilities and stockholders’ equity	$1,488,757	$805,029

The accompanying notes are an integral part of these consolidated financial statements.

SONTRA MEDICAL CORPORATION

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Revenues
Product revenues	$2,353	$12,414	$12,120	$26,940
Licensing revenue	12,500	12,500	25,000	25,001

Total revenue	14,853	24,914	37,120	51,941

Operating Expenses:
Cost of product revenue	—	21,777	1,556	52,290
Research and development	340,488	922,884	600,093	1,686,243
Selling, general and administrative	692,475	725,955	1,044,415	1,221,015

Total operating expenses	1,032,963	1,670,616	1,646,064	2,959,548

Loss from operations	(1,018,110)	(1,645,702)	(1,608,944)	(2,907,607)

Other Income (Expense)
Interest income	7,580	41,765	13,906	81,083
Interest expense	(3,699)	(4,816)	(6,157)	(9,970)

Other income, net	3,881	36,949	7,749	71,113

Net loss	(1,014,229)	(1,608,753)	(1,601,195)	(2,836,494)
Accretion of dividend on Series A Convertible
Preferred Stock	—	(1,463)	(483)	(2,910)

Net loss applicable to common shareholders	$(1,014,229)	$(1,610,216)	$(1,601,678)	$(2,839,404)

Net loss per common share, basic and diluted	$(0.11)	$(0.59)	$(0.19)	$(1.12)

Basic and diluted weighted average common shares outstanding	9,638,869	2,714,021	8,415,572	2,534,678

The accompanying notes are an integral part of these consolidated financial statements.

(Reflects 1-for-10 reverse stock split effective August 11, 2006)

Sontra Medical Corporation

Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30,
	2007	2006
Cash Flows From Operating Activities:
Net loss	$(1,601,195)	$(2,836,494)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	60,299	86,689
Share-based compensation	510,848	118,347
Provision for excess or obsolete inventory	—	37,000
Changes in assets and liabilities:
Accounts receivable	—	1,129
Inventory	1,556	(50,259)
Prepaid expenses and other current assets	(56,112)	(6,372)
Accounts payable	86,041	15,249
Deferred revenue	(25,000)	(25,001)
Accrued expenses	90,499	146,866

Net cash used in operating activities	(933,064)	(2,512,846)

Cash Flows from Investing Activities:
Purchase of property and equipment	—	(99,748)
Decrease in restricted cash	9,699	9,299
Sales of short term investments	—	700,000

Net cash provided by investing activities	9,699	609,551

Cash Flows From Financing Activities
Repurchase of Series A Preferred Stock	(73,334)	—
Proceeds from the sale of common stock, net of expenses	1,724,969	1,624,166
Proceeds from exercise of warrants	30,187	—
Payments on note payable	(59,287)	(26,132)

Net cash provided by financing activities	1,622,535	1,598,034

Net Increase (Decrease) in Cash and Cash Equivalents	699,170	(305,261)
Cash and Cash Equivalents, beginning of period	559,017	1,016,792

Cash and Cash Equivalents, end of period	$1,258,187	$711,531

Supplemental Disclosure of Non Cash Financing Transactions:
Accretion of dividend on Series A Convertible Preferred Stock	$483	$2,910

Common stock issued for dividends on Series A Convertible Preferred Stock	$3,440	$—

Fair Value of common stock issued for accrued 401(k) plan contributions	$—	$241,803

Fair Value of common stock and warrants issued for financing costs	$103,572	$—

Deposits reclassified to property and equipment	$—	$205,012

The accompanying notes are an integral part of these consolidated financial statements.

SONTRA MEDICAL CORPORATION

Notes to Consolidated Financial Statements

June 30, 2007

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

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Sontra Medical, Inc. (“SMI”). All significant inter-company balances and transactions have been eliminated in consolidation. These financial statements should be read in conjunction with the Company’s audited financial statements and related footnotes for the fiscal year ended December 31, 2006, which are included in the Company’s Annual Report on Form 10-KSB filed with the SEC on March 29, 2007. In the opinion of the Company’s management, the unaudited condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and include all adjustments (consisting only of normal recurring accruals) necessary to present fairly the Company’s financial position as of June 30, 2007 and the results of operations and cash flows for the three and six months ended June 30, 2007 and 2006. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the relevant SEC rules and regulations. However, the Company believes that its disclosures are adequate to ensure that the information presented is not misleading. The results of operations for the interim periods are not necessarily indicative of the results of operations for the full fiscal year or any other interim period.

On July 24, 2006, the Company’s board of directors approved a 1-for-10 reverse stock split . The reverse stock split was effective August 11, 2006. All share and per share information has been retroactively restated to reflect the reverse stock split.

Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As of June 30, 2007, the Company had cash and cash equivalents of approximately $1,258,000 and an accumulated deficit of $36,062,000. Through June 30, 2007, the Company has not been able to generate sufficient revenues from its operations to cover its costs and operating expenses. Although the Company has been able to issue its common and preferred stock through private placements to raise capital in order to fund its operations, it is not known whether the Company will be able to continue this practice, or be able to obtain other types of financing or if its sales will increase significantly to be able to meet its cash operating expenses. This, in turn, raises substantial doubt about the Company’s ability to continue as a going concern. Management believes that an equity financing will enable the Company to continue its operations. However, no assurances can be given as to the success of these plans. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

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

(b) Cash and Cash Equivalents

The Company considers all highly liquid investments with maturities of ninety days or less to be cash equivalents. Cash equivalents consist of money market funds as of June 30, 2007 and December 31, 2006. The Company maintains its cash in bank deposit accounts which, at times, may exceed the federally insured limits. Restricted cash represents a security deposit on the Company’s leased offices.

(c) Accounts Receivable

The Company provides credit terms to customers in connection with sales of the Company’s products. Credit terms for approved customers, are generally on a net 30-day basis. Management periodically reviews customer account activity in order to assess the adequacy of the allowances provided for potential losses. Factors considered include economic conditions and each customer’s payment history and credit worthiness. Adjustments, if any, are made to reserve balances following the completion of these reviews to reflect management’s best estimate of potential losses. As the Company had no accounts receivable, no allowance for doubtful accounts was considered necessary at June 30, 2007 and December 31, 2006.

(d) Inventory

Inventories are stated at the lower of cost (first in, first out) or market. Work-in-process and finished goods consist of material, labor and overhead. Finished goods consist of completed SonoPrep® units and procedure trays. Demo inventory consists of SonoPrep® units owned by the Company in use by customers as well as units used for demonstration purposes. The cost of SonoPrep® demo units is amortized to cost of sales over a one year period. The reserve for obsolescence represents inventory that may become obsolete as a result of possible design changes and product enhancements as well as inventory that the Company may use in prototype manufacturing as well as anticipated design changes and product enhancements that will make certain inventory obsolete.

(e) Share-Based Payments

The Company applies the provisions of SFAS No. 123(R), Share-Based Payment, which is a revision of SFAS No. 123, Accounting for Stock Based Compensation. Under SFAS No. 123(R), the Company recognizes compensation costs resulting from the issuance of stock-based awards to employees, directors and consultants as an expense in the statement of operations over the requisite service period based on a measurement of fair value for each stock award as measured on the measurement date which generally corresponds with the grant date. For consultant options with vesting terms, the Company remeasures the fair value of the options each period until a measurement date has been established. The Company’s policy is to grant employee, director and consultant stock options with an exercise price equal to the fair value of the Company’s common stock at the date of grant, which equals the closing price of the Company’s stock on the date of grant.

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

The Company’s policy is to recognize interest and penalties related to income tax matters in income tax expense. As of January 1 and June 30, 2007, the Company had no accruals for interest or penalties related to income tax matters.

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

(3) COMMITMENTS

The Company leases 12,999 square feet of office, laboratory and manufacturing space in Franklin, Massachusetts under a lease expiring March 31, 2008. Future minimum rental payments under this operating lease are approximately as follows:

Amount
For the years ended December 31,
2007 (July – December 2007)	$81,500
2008 (January – March 2008)	40,000

Total	$121,500

(4) NOTE PAYABLE

In May 2005, the Company entered into a note payable agreement with a third-party lender for financing equipment purchases in the amount of $237,541. The note is repayable over a four year term and the Company is obligated to make monthly interest and principal payments of $6,017. Interest accrues at an annual rate of 10.39% and the note is secured by certain property and equipment of the Company. Interest expense related to this note was $2,458 and $6,157 for the three and six months ended June 30, 2007, respectively, compared to $4,816 and $9,970 for the comparable periods of fiscal 2006. As a result of the Company’s announced intention to cease operations in December 2006, the Company entered into a Modification and Forbearance Agreement with the lender as of February 28, 2007, that required the Company to make a payment to the lender in the amount of $18,051, which represents three monthly principal and interest payments of $6,017 under the note, plus a payment of $4,435 for attorney fees, costs and expenses. In addition, the Company agreed to and made a payment to the lender on June 29, 2007 in the amount of $18,051, which represents three additional monthly principal and interest payments of $6,017 under the note. The Company also granted the lender a security interest in all assets of the Company.

(5) SERIES A CONVERTIBLE PREFERRED STOCK

The Company is authorized in its Articles of Incorporation, as amended, to issue up to 10,000,000 shares of preferred stock with the rights, preferences and privileges to be fixed by the board of directors. The board of directors has authorized and designated the issuance of up to 7,000,000 shares of Series A Convertible Preferred Stock.

On January 30, 2007, the Company repurchased all of the then outstanding shares of Series A Convertible Preferred Stock for $73,334 of cash. At the time of the repurchase, the Company issued to the holders a common stock dividend in the aggregate amount of 10,487 shares valued at $3,440, representing the amount of the accrued dividend for the period July 1, 2006 through January 30, 2007.

(6) COMMON STOCK

January 2007 Private Placement: In January 2007, the Company issued and sold in a private placement (the “January Financing”) (i) an aggregate of 6,600,000 shares (the “Shares”) of its common stock at a purchase price per share of $0.10, for an aggregate purchase price of $660,000 (and net proceeds of $584,570), and (ii) warrants (the “Warrants”) to purchase an aggregate of 1,650,000 shares of Sontra’s common stock for an exercise price of $0.21 per share. The Shares and Warrants were issued pursuant to a Common Stock and Warrant Purchase Agreement (the “2007 Purchase Agreement”), dated as of January 2, 2007, by and among Sontra, Sherbrooke Partners, LLC and additional accredited investors identified in the 2007 Purchase Agreement (together with Sherbrooke, the “Purchasers”).

The Warrants expire two years from the date of the closing of the January Financing and contain customary provisions for adjustment to the exercise price in the event of stock splits, combinations and dividends. The Warrants also contain weighted average anti-dilution provisions that provide for an adjustment to the then effective exercise price (and number of shares of common stock issuable upon exercise) upon certain dilutive issuances by Sontra of equity securities. In addition, if the per share market value (as defined in the Warrants) of Sontra’s common stock for any twenty (20) consecutive trading days equals or exceeds $0.63 per share, then Sontra may, with the prior written consent of the Warrant holders, redeem the unexercised portion of the Warrants in cash at a price equal to the number of shares of common stock that remain subject to the Warrant multiplied by $0.001.

Certain members of Sontra’s Board of Directors and management team invested a total of $120,000 in the January Financing transaction, as required by Sherbrooke.

June/July 2007 Private Placement:

June 2007 Closings: On June 15, 2007, the Company completed a first closing of an equity financing (the “June Financing”) that provided the Company with gross proceeds of $1.0 million (and net proceeds from the first closing were approximately $906,849). Under the terms of the first closing, investors purchased 1,000,000 shares of the Company’s Common Stock in a private placement at a per share purchase price of $1.00. In the first closing, the investors also received warrants to purchase an amount of shares of Common Stock that equals 30% of the number of shares of Common Stock purchased by such investor, for an aggregate of 300,000 shares of Common Stock (together with the warrants issued to the Placement Agent as described below, the “Warrants”). On June 29, 2007, the Company completed a second closing of the June Financing that provided the Company with gross proceeds of $250,000 (net proceeds from the second closing were approximately $233,550). Under the terms of the second closing, investors purchased 250,000 shares of the Company’s Common Stock in a private placement at a per share purchase price of $1.00. In the second closing, the investors also received warrants to purchase an amount of shares of Common Stock that equals 30% of the number of shares of Common Stock purchased by such investor in the Financing, for an aggregate of 75,000 shares of Common Stock. In connection with the June Financing, the Warrants are exercisable at a per share price of $1.40 and will expire on the fifth anniversary of the issue date. In addition, the Company shall have the right to terminate the Warrants, upon thirty days notice, in the event (i) the closing bid price of the Company’s Common Stock for twenty-two consecutive trading days is equal or greater than $3.00 per share and (ii) the Company has registered for resale the shares underlying the Warrants. The Warrants contain customary provisions for adjustment to the exercise price in the event of stock splits, combinations and dividends. The Warrants also contain weighted average anti-dilution provisions that provide for an adjustment to the then effective exercise price if the Company issues equity securities without consideration or for consideration per share less than $1.00.

June Financing (July 2007 Closing - Subsequent Event): On July 16, 2007, the Company completed its third and final closing of the June Financing that provided the Company with gross proceeds of $565,000 and net proceeds from the third closing were approximately $525,450 (see Note 9).

In connection with the issuance of warrants and shares of Common Stock issued to service providers in connection with the June Financing, the total fair value of these instruments of $103,572 was recorded, net of the par value of the common stock, as both a debit and credit to additional paid-in capital.

The Company intends to use the net proceeds of the January and June Financings for product development, funding of clinical trials, possible acquisitions or licensing of technologies or businesses, working capital and general corporate purposes.

Placement Agent Agreement: In connection with the June Financing, the Company retained Legend Merchant Group, Inc. (the “Placement Agent”) as placement agent. The Company agreed to pay to the Placement Agent for its services

(a) a cash fee equal to 7% of the aggregate capital raised by the Company in the Financing from investors introduced to the Company by the Placement Agent, excluding the proceeds from any Warrant exercises, (b) shares of unregistered Common Stock of the Company equal to 5% of the number of shares issued to investors introduced to the Company by Placement Agent and (c) warrants to acquire a number of shares of Common Stock of the Company equal to 5% of the number of shares issued to investors introduced to the Company by the Placement Agent at a per share exercise price equal to $1.40. The Placement Agent received fees and compensation only on funds raised by the Placement Agent from new investors in the Company (i.e., only those parties, and affiliates, who have not previously participated in a financing transaction with the Company and who were not introduced by Sherbrooke Partners (and its affiliates), management or members of the Board of Directors of the Company). The Company also agreed to pay the reasonable counsel fees of the Placement Agent in the June Financing in an amount not to exceed $15,000.

In consideration for its work as placement agent in the June Financing, the Placement Agent was paid $76,650 ($37,100 in the quarter ended June 30, 2007) in a cash fee, 54,750 shares (26,500 shares in the quarter ended June 30, 2007) of Common Stock of the Company and warrants for the purchase of 54,750 shares (26,500 shares in the quarter ended June 30, 2007) of Common Stock in the Company with an exercise price of $1.40 and an expiration date of no later than July 16, 2012.

The offer, sale and issuance to the investors of the shares of Common Stock, the Warrants and the shares of Common Stock issuable upon the exercise of the Warrants have been made in reliance on the statutory exemption from registration in Section 4(2) of the Securities Act of 1933, as amended, and/or Rule 506 of Regulation D promulgated thereunder, have not been and will not be registered under the Securities Act of 1933, as amended, and, unless so registered, may not be offered or sold in the United States, except pursuant to an applicable exemption from the registration requirements of the Securities Act of 1933, as amended, and applicable state securities laws. The Company is not required to register for resale under the Securities Act the shares of Common Stock issued to the investors or the Placement Agent and the shares issuable upon the exercise of the Warrants, however, the Company did agree with the Placement Agent that it would provide piggyback registration rights to the investors and the Placement Agent with respect to the securities purchased in the Financing, subject to customary exceptions.

Legend Merchant Group – Advisory Agreement – On April 4, 2007, the Company entered into an Advisory Agreement with Legend Merchant Group, Inc., pursuant to which the Company issued 75,000 shares of common stock with a fair value of $116,250 to Legend Merchants. The Company recorded the fair value of these shares as expense in selling, general and administrative in the quarter ended June 30, 2007 (see Note 7). The offer, sale and issuance to the investors of the shares of Common Stock was made in reliance on the statutory exemption from registration in Section 4(2) of the Securities Act of 1933, as amended.

Warrant Exercises: During the second quarter of fiscal 2007, warrants to purchase a total of 143,750 shares of the Company’s common stock were exercised providing gross proceeds to the Company of $30,187. The offer, sale and issuance to the investors of the shares of Common Stock was made in reliance on the statutory exemption from registration in Section 4(2) of the Securities Act of 1933, as amended.

(7) STOCK OPTION PLANS

In 1997, the Company adopted the 1997 Long-Term Incentive and Stock Option Plan (the “1997 Plan”). Pursuant to the 1997 Plan, the Board of Directors (or committees and/or executive officers delegated by the Board) may grant incentive and nonqualified stock options to the Company’s employees, officers, directors, consultants and advisors. The Company has reserved an aggregate of 150,000 shares of common stock for issuance upon exercise of options granted under the 1997 Plan. As of June 30, 2007, there were options to purchase an aggregate of 35,000 shares of common stock outstanding under the 1997 Plan and 106,546 shares available for future option grants thereunder.

In connection with the Merger, the Company assumed all outstanding options under the 1999 Sontra Medical, Inc. Stock Option and Incentive Plan (the “1999 Plan”). The Company may not grant any additional options under the 1999 Plan. The Company assumed options to purchase an aggregate of 86,567 shares of common stock under the 1999 Plan. As of June 30, 2007, there were options to purchase an aggregate of 5,780 shares of common stock outstanding under the 1999 Plan and none available for future grants.

In March 2003, the stockholders approved the 2003 Stock Option and Incentive Plan (the “2003 Plan”). Pursuant to the 2003 Plan, the Board of Directors (or committees and/or executive officers delegated by the Board) may grant incentive and nonqualified stock options, restricted stock and other stock-based awards to the Company’s employees, officers, directors, consultants and advisors. As of May 22, 2007, the shareholders of the Company increased the number of authorized shares for issuance under the Plan by 1,000,000 shares. As of June 30, 2007, the maximum aggregate number of shares that may be authorized for issuance under the 2003 Plan for all periods is 1,600,000. As of June 30, 2007, there were shares of restricted stock and options to purchase an aggregate of 703,991 shares of common stock outstanding under the 2003 Plan and 888,009 shares available for future grants thereunder.

Share-Based Compensation

For options and restricted stock issued and outstanding during the six months ended June 30, 2007 and 2006 the Company recorded additional paid-in capital and non-cash compensation expense of $510,848 and $118,347, respectively, each net of estimated forfeitures.

The fair value of each option award is estimated on the date of grant using the Black-Scholes option pricing model that uses the assumptions noted in the following table. Expected volatilities are based on historical volatility of the Company’s stock using historical periods consistent with the expected term of the options. The Company uses historical data, as well as subsequent events occurring prior to the issuance of the financial statements, to estimate option exercise and employee termination within the valuation model. As a result of the Company’s announced intention to cease operations in December 2006 and the termination of all employees, substantially all options and restricted stock were forfeited or expected to be forfeited. This is reflected in the 2007 expected forfeiture rate below. The expected term of options granted, all of which qualify as “plain vanilla,” is based on the average of the contractual term (generally 10 years) and the vesting period (generally 42 months) as permitted under SEC Staff Accounting Bulletin No. 107. The risk-free rate is based on the yield of a U.S. Treasury security with a term consistent with the option. Restricted stock grants are valued based on the closing market price for the Company’s stock on the grant date.

The assumptions used principally for options granted in the six month periods ended June 30, 2007 and 2006 were as follows:

	2007	2006
Risk-free interest rate	4.72%	5.00%
Expected dividend yield	—	—
Expected term (employee grants)	6.75 years	6.75 years
Forfeiture rate (excluding fully vested options)	38%	6%
Expected volatility	118%-163%	108%

A summary of option activity under the plans as of June 30, 2007 and changes during the six months then ended is presented below:

Options	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2007	275,974	$16.02
Granted	612,500	0.94
Exercised	—	—
Forfeited or expired	(173,703)	15.00

Outstanding at June 30, 2007	714,771	$3.34	9.25 years	$733,975

Exercisable at June 30, 2007	510,397	$4.32	8.91 years	$470,469

The weighted-average grant-date fair value of options granted during the six months ended June 30, 2007 was $0.97 Share-based compensation recognized in the six months ended June 30, 2007 related to options granted in the six months ended June 30, 2007 was $391,821.

A summary of the status of the Company’s nonvested restricted stock grants as of June 30, 2007, and changes during the six months ended June 30, 2007, is presented below:

Nonvested Shares	Shares	Weighted-Average Grant-Date Fair Value
Nonvested at January 1, 2007	52,500	$1.77
Granted	101,500	1.67
Vested	—	—
Forfeited	(22,500)	1.77

Nonvested at June 30, 2007	131,500	$1.69

For restricted stock grants issued in the six months ended June 30, 2007, the Company estimated a forfeiture rate of 0%. Share-based compensation recognized in the six months ended June 30, 2007 related to restricted stock grants was $119,027 ($116,250 for restricted grants issued during the three months ended June 30, 2007).

As of June 30, 2007, there was approximately $191,400 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the plans. This includes certain non-employee options for which the fair value is remeasured each period until a measurement date is established. That cost is expected to be recognized ratably over a period of no more than 3.25 years.

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

(9) SUBSEQUENT EVENT

Equity Financing

On July 16, 2007, the Company completed its third and final closing of the June Financing that provided the Company with gross proceeds of $565,000 and net proceeds from the third closing were approximately $525,450 (see Note 6). In the third and final closing of the June Financing, investors purchased 565,000 shares of the Company’s Common Stock in a private placement at a per share purchase price of $1.00. In the third and final closing, the investors also received warrants to purchase an amount of shares of Common Stock that equals 30% of the number of shares of Common Stock purchased by such investor in the Financing, for an aggregate of 169,500 shares of Common Stock (together with the warrants issued to the Placement Agent as described below, the “Warrants”). The Warrants are exercisable at a per share price of $1.40 and will expire on the fifth anniversary of the issue date. In addition, the Company shall have the right to terminate the Warrants, upon thirty days notice, in the event (i) the closing bid price of the Company’s Common Stock for twenty-two consecutive trading days is equal or greater than $3.00 per share and (ii) the Company has registered for resale the shares underlying the Warrants. The Warrants contain customary provisions for adjustment to the exercise price in the event of stock splits, combinations and dividends. The Warrants also contain weighted average anti-dilution provisions that provide for an adjustment to the then effective exercise price if the Company issues equity securities without consideration or for consideration per share less than $1.00.

In consideration of its work as a placement agent in the third and final closing of the June Financing, the Placement Agent was paid a cash fee, shares of Common Stock and Warrants for the purchase of Common Stock (see Note 6). The fair value of the Common Stock and Warrants was recorded, net of the par value of the Common Stock, as a debit and credit to additional paid-in capital.

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

Sontra Medical Corporation (the “Company”) is a technology leader in transdermal science, utilizing its platform technologies for transdermal diagnostics and drug delivery. Our strategy is to combine our skin permeation technology (ultrasound and other permeation technology under development) together with synergistic biosensor and transdermal drug delivery technologies to develop a diversified product pipeline with opportunities for strategic partnerships. Our vision is for painless and continuous transdermal diagnosis and drug delivery that will improve patient outcomes, while reducing health care costs. We believe these benefits will be realized with improved patient compliance to treatment, continuous diagnosis and data collection, and new opportunities for continuous drug delivery.

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

As a result of our strong patent portfolio position and technology development experience, we expect to pursue opportunities for collaborative partnerships for inclusion of such technology into potential third-party products. This activity will require substantial expenditures, including for feasibility studies, pre-clinical studies, prototype development and clinical testing, and accordingly, the Company will pursue partnership opportunities through co-development arrangements.

The Company is developing a non-invasive, continuous transdermal glucose monitor (“CTGM”) for principal use in diabetes and in the intensive care markets. In July 2006, Sontra completed the first clinical study using a wireless, continuous glucose biosensor with the second generation SonoPrep® on 10 patients with diabetes at an independent lab. Newly improved, single-use glucose sensors were placed over the SonoPrep® treated skin sites. The sensor was coupled with a miniature analyzer which sent digitized data wirelessly to a monitor for data processing and display. The results showed that the sensor could accurately predict blood glucose readings every minute for up to 12 hours with a single point calibration after a one hour warm-up period. In December 2006, Sontra completed its initial 24-hour clinical study at the Surgical Critical Care Unit in New England Medical Center (“NEMC”), using our latest wireless transdermal glucose monitor with the second generation SonoPrep® on patients during and post cardiovascular surgery. There were two phases to the study, where the initial phase provided technical adjustments working with NEMC physicians. In the second phase of the study, the results showed that the sensor accurately predicted blood glucose readings every minute for up to 24 hours, during and post operation.

A significant portion of the Company’s research and development expenses includes salaries paid to personnel and outside consultants, as well as for the cost of materials used in research and development, clinical studies, prototype manufacturing and related information technology and the allocation of facilities costs.

General and administrative expenses consist primarily of non-research personnel salaries and related expenses, facilities costs and outside professional fees related principally to public company compliance and reporting.

During 2007, the Company has raised $2,505,187 in gross proceeds from the January and June Financings (which includes the July 2007 closing) and from the exercise of common stock purchase warrants issued in January 2007. Proceeds from these financings are being used for product development, funding of clinical trials, possible acquisitions or licensing of technologies or businesses, working capital and general corporate purposes.

Results of Operations

As of December 22, 2006, the Company terminated all employees and restructured its business operations. As of June 30, 2007, the Company has five (5) employees and has independent contractor arrangements with nine (9) consultants. Of this group of employees and consultants, three (3) are involved with finance and administration and 11 are involved with research & development, clinical and regulatory matters. As a result of the Company’s recommencement of its business in January 2007, the comparison of revenues and expenses for the three and six months ended June 30, 2007 may not be comparable with those in the same periods in 2006.

Comparison of the three months ended June 30, 2007 and 2006

Licensing Revenue

Licensing Revenue for the three months ended June 30, 2007 and 2006 amounted to $12,500, through an agreement with The Horticulture and Food Research Institute of New Zealand Limited (“HortResearch”). In November 2005, HortResearch paid the Company $50,000 for a one year option to license the use of the Company’s ultrasonic skin permeation technology. Under the agreement, the Company was obligated to perform certain training and consulting services over the one year period. In November 2006, HortResearch paid $50,000 to renew an additional one year license option for a continued collaboration. This additional license option is recognized as revenue ratably over the one year service period through November 2007.

Product Revenue and Cost of Product Revenue

The Company recorded product revenue of $2,353 with a cost of product revenue of $0 for the three months ended June 30, 2007 versus $12,414 of revenue with a cost of product revenue of $21,777 for the same period in 2006. The decrease in product revenue was attributable to a decline in demand for the Company’s SonoPrep® System in 2007 as a result of the Company’s decision to cease active marketing for SonoPrep. During December 2006, the Company wrote off the majority of its remaining SonoPrep® product inventory to cost of product revenue to reflect the anticipated net realizable value of such product due to the Company’s decision to stop active marketing of the product. The product sold during the three months ended June 2007 was from Company’s fully reserved inventory stock.

Research and Development Expenses

Research and development expenses decreased by $582,396 to $340,488 for the three months ended June 30, 2007 from $922,884 for the three months ended June 30, 2006. Research and development expenses decreased primarily as a result of the Company’s restructuring of its business operations in December 2006 that has allowed for improved focus of development and clinical projects. The Company’s research and development during the three months ended June 30, 2007 was concentrated on prototype development and internal testing of its continuous transdermal glucose monitor and, the expansion of its skin permeation technology and patent portfolio. Also, the Company has commenced planning with a Boston medical center for further clinical studies in Critical Care and Surgical ICU arenas.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased by $33,480 to $692,475 for the three months ended June 30, 2007 from $725,955 for the three months ended June 30, 2006. The decrease for the three months ended June 30, 2007 was primarily the result of the Company’s restructuring of its business operations in December 2006, resulting in reduced administrative salaries (reduction of approximately $404,000) and related costs. This reduction in salaries was offset with an increase in share-based compensation expense (increase of approximately $310,000), a non-cash charge relating to the fair value assigned to the issuance of common stock, options and warrants to purchase the Company’s common stock to employees, independent contractors and outside service providers.

Other Income (Expense)

Interest income was $7,580 for the three months ended June 30, 2007 compared to interest income of $41,765 for the three months ended June 30, 2006. The decrease in interest income for the three months ended June 30, 2007 was primarily attributable to the Company having a lower average amount of cash equivalents and no short term investments on hand during 2007 compared to 2006.

Interest expense of $3,699 and $4,816 for three months ended June 30, 2007 and 2006, respectively was related to the note payable on equipment financing secured in 2005. The decrease is attributable to the lower principal balance of the loan in 2007.

Comparison of the six months ended June 30, 2007 and 2006

Licensing Revenue

Licensing Revenue for the six months ended June 30, 2007 and 2006 amounted to approximately $25,000, through an agreement with HortResearch. In November 2005, HortResearch paid the Company $50,000 for a one year option to license the use of the Company’s ultrasonic skin permeation technology. Under the agreement, the Company was obligated to perform certain training and consulting services over the one year period. In November 2006, HortResearch paid $50,000 to renew an additional one year license option for a continued collaboration. This additional license option is recognized as revenue ratably over the one year service period through November 2007.

Product Revenue and Cost of Product Revenue

The Company recorded product revenue of $12,120 with a cost of product revenue of $1,556 for six months ended June 30, 2007 versus $26,940 of revenue with a cost of product revenue of $52,290 for the same period in 2006. The decrease in product revenue was attributable to a decline in demand for the Company’s SonoPrep® System in 2007 as a result of the Company’s decision to cease active marketing for SonoPrep. During December 2006, the Company wrote off the majority of its remaining SonoPrep® product inventory to cost of product revenue to reflect the anticipated net realizable value of such product due to the Company’s decision to stop active marketing of the product. The product sold during the six months ended June 2007 was from Company inventory stock, with minimal value assigned for accounting purposes.

Research and Development Expenses

Research and development expenses decreased by $1,086,150 to $600,093 for the six months ended June 30, 2007 from $1,686,243 for the six months ended June 30, 2006. Research and development expenses decreased primarily as a result of the Company’s restructuring of its business operations in December 2006 that has allowed for improved focus of development and clinical projects. The Company’s research and development during the six months ended June 30, 2007 was concentrated on prototype development and internal testing of its continuous transdermal glucose monitor and, the expansion of its skin permeation technology and patent portfolio. Also, the company has commenced planning with a Boston medical center for further clinical studies in Critical Care and Surgical ICU arenas.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased by $176,600 to $1,044,415 for the six months ended June 30, 2007 from $1,221,015 for the six months ended June 30, 2006. The decrease for the six months ended June 30, 2007 was primarily the result of the Company’s restructuring of its business operations in December 2006, resulting in reduced administrative salaries, (reduction of approximately $866,000), employee health insurance costs (reduction of approximately $63,000), sponsored research programs (reduction of approximately $80,000), NASDAQ fees (reduction of approximately $61,000) and, 401(k) stock bonuses (reduction of approximately $72,000). These reductions in expenses were offset by and increase in share-based compensation expense to employees, consultants and service providers (increase of approximately $393,000) and an increase in consulting fees (increase of approximately $101,000).

Other Income (Expense)

Interest income was $13,906 for the six months ended June 30, 2007 compared to interest income of $81,083 for the six months ended June 30, 2006. The decrease in interest income for the six months ended June 30, 2007 was primarily attributable to the Company having a lower average amount of cash equivalents and no short term investments on hand during 2007 compared to 2006.

Interest expense of $6,157 and $9,970 for six months ended June 30, 2007 and 2006, respectively was related to the note payable on equipment financing secured in 2005. The decrease is attributable to the lower principal balance of the loan in 2007.

Liquidity and Capital Resources

The Company has financed its operations since inception primarily through private sales of its common and preferred stock, the issuance of convertible promissory notes, and the cash it received in connection with exercises of warrants and amounts received from the Merger in 2002. During the period January through June 2007, the Company raised $1,940,188 ($2,505,187 through July 18, 2007), in gross proceeds from the January and June Financings and from the exercise of common stock purchase warrants issued in January 2007. As of June 30, 2007, the Company had approximately $1,258,000 of cash and cash equivalents.

Net cash used in operating activities was $933,064 for the six months ended June 30, 2007. The use of cash was primarily attributable to the net loss of $1,601,195 for the six months ended June 30, 2007, offset by non-cash expenses of $60,299 for depreciation and amortization and $510,848 for share-based compensation. Accounts payable and accrued expenses increased during the six months ended June 30, 2007 due principally to consulting, legal and professional fees in January and June 2007.

Net cash provided by investing activities was $9,699 for the six months ended June 30, 2007 as a result principally of the release of a restricted security deposit related to the Company’s facilities. There were no fixed asset purchases or short term investments during the six months ended June 30, 2007.

Net cash provided by financing activities was $1,622,535 for the six months ended June 30, 2007, and related to the issuance of common stock and warrants with net proceeds of $1,755,156, offset by the payment of $73,334 to retire the Series A Preferred Stock and the principal payment on the notes payable of $59,287.

As of August 6, 2007, the Company has a cash and cash equivalents balance $1,543,000.

As a result of the employment terminations and other actions taken since December 2006, the Company has significantly reduced its monthly cash burn rate. We will continue to aggressively manage our costs and increase operating efficiencies while continuing research & development and clinical efforts in continuous transdermal glucose monitoring and skin permeation technology advancement. We also plan to aggressively pursue partnership opportunities and new business financing options. Although the Company is planning to raise additional cash in 2007, should the Company not be successful, we believe that the existing cash will enable the Company to continue its operations through December 31, 2007.

In conjunction with the January 2007 financing, the Company issued warrants to purchase an aggregate of 1,650,000 shares of Sontra’s common stock at an exercise price of $0.21 per share (the “Warrants”). If the per share market value (as defined in the Warrants) of Sontra’s common stock for any twenty (20) consecutive trading days equals or exceeds $0.63 per share, then Sontra may, with the prior written consent of the warrant holders, redeem the unexercised portion of the Warrants in cash at a price equal to the number of shares of common stock that remain subject to the Warrant multiplied by $0.001. During the three months ended June 30, 2007, the Company’s common stock had traded 20 consecutive trading days above $0.63. Should the warrant holders exercise the Warrants, the Company would receive gross proceeds of $346,500 for working capital purposes. As of June 30, 2007, warrants to purchase 143,750 shares of the Company’s common stock were exercised voluntarily, providing gross proceeds of $30,187 through June 30, 2007.

During June and July 2007, the Company raised gross proceeds of $1,815,000 (net proceeds of approximately $1,725,000) through a series of three closings of private equity financings. The Company issued 1,815,000 units in the financing at a purchase price of $1.00 per unit. Each unit is comprised of (i) one share of the Company’s common stock, and (ii) a warrant to purchase 0.3 shares of the Company’s common stock at an exercise price of $1.40. In addition, the Company shall have the right to terminate the Warrants, upon thirty days notice, in the event (i) the closing bid price of the Company’s Common Stock for twenty-two consecutive trading days is equal or greater than $3.00 per share and (ii) the Company has registered for resale the shares underlying the Warrants. The Warrants contain customary provisions for adjustment to the exercise price in the event of stock splits, combinations and dividends. The Warrants also contain weighted average anti-dilution provisions that provide for an adjustment to the then effective exercise price if the Company issues equity securities without consideration or for consideration per share less than $1.00.

The Company intends to use the net proceeds of the January and June Financings for product development, funding of clinical trials, possible acquisitions or licensing of technologies or businesses, working capital and general corporate purposes.

Even if the Company receives the proceeds from the exercise of the Warrants from the January 2007 and the June/July 2007 financings and, is successful in raising additional equity capital during the remainder of 2007, the Company will still be required to raise an additional substantial amount of capital in the future to fund further research and development initiatives and to achieve profitability. The Company’s ability to fund its future operating requirements will depend on many factors, including the following:

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

We have generated limited revenue and have had operating losses since our inception. Since inception, our accumulated deficit was approximately $36,062,000 as of June 30, 2007. The audit report from Wolf & Company, P.C., our independent registered public accounting firm, relating to our 2006 financial statements contains Wolf’s opinion that our recurring losses from operations, significant accumulated deficit and our failure to raise sufficient capital to fund our operations raise substantial doubt about our ability to continue as a going concern. It is possible that we will never generate sufficient revenue to achieve and sustain profitability. Even if we achieve profitability, we may not be able to sustain or increase profitability. We expect our operating losses to continue for the foreseeable future as we continue to expend substantial resources to conduct research and development, feasibility and clinical studies, obtain regulatory approvals for specific additional use applications of our skin permeation technologies (including SonoPrep® and other alternative technologies), obtain regulatory approval for our CTGM system, identify and secure collaborative partnerships, and manage and execute our obligations in possible strategic collaborations.

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

We have an exclusive worldwide license from the Massachusetts Institute of Technology (MIT) under certain licensed patents to practice our ultrasound-mediated skin permeation technology. These licensed patents include six (6) granted and issued U.S. patents, three (3) granted and issued foreign patents, one (1) U.S. application and one (1) PCT W/O patent application. Under the license agreement, we have the right to advise and cooperate with MIT in the prosecution and maintenance of the foregoing patents. However, MIT controls the prosecution of these patents. If MIT does not adequately protect our patent rights, our ability to manufacture and market our products would be adversely affected.

We will need to protect our current intellectual property.

In addition to the exclusive license from MIT, as of June 30, 2007 we owned six (6) granted and issued U.S. patents, four (4) granted and issued foreign patents, 11 pending U.S. and 26 pending foreign patent applications (including PCT W/O applications). In addition to strengthening our SonoPrep® skin permeation technology, our intellectual property will serve to protect our rights to commercialize our continuous transdermal glucose monitoring technology. However, we can provide no assurance that patents will be issued from the patent applications, or, if issued, that they will be issued in a form that will be advantageous to us.

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

Our stock price has been volatile and may fluctuate in the future.

The trading price of our common stock may fluctuate significantly. This price may be influenced by many factors, including:

•	our financial condition, performance and prospects;

•	the depth and liquidity of the market for our common stock;

•	our ability to enter into successful collaborative arrangements with strategic partners for research and development, clinical testing, and sales and marketing;

•	sales by selling shareholders of shares issued and issuable in connection with our private placements in 2003, 2004, 2006 and 2007;

•	investor perception of us and the industry in which we operate;

•	general financial and other market conditions; and

•	domestic and international economic conditions.

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

Warrant Exercises:

On June 15, 2007, Cipher 06 LLC exercised a warrant for the purchase of 118,750 shares of the Company’s common stock, and paid an exercise price of $0.21 per share in cash in connection therewith for an aggregate principal amount of $24,937.50. This transaction did not involve any underwriters, underwriting discounts or commissions and we believe that this transaction was exempt from the registration requirements of the Securities Act of 1933 pursuant to Section 4(2) thereof and Regulation D promulgated thereunder. The Company plans to use the proceeds from the warrant exercise for general corporate and working capital purposes.

On June 21, 2007, Jasper G. Adelman UTMA-NY, Cass G. Adelman Custodian exercised a warrant for the purchase of 12,500 shares of the Company’s common stock, and paid an exercise price of $0.21 per share in cash in connection therewith for an aggregate principal amount of $2,625. This transaction did not involve any underwriters, underwriting discounts or commissions and we believe that this transaction was exempt from the registration requirements of the Securities Act of 1933 pursuant to Section 4(2) thereof and Regulation D promulgated thereunder. The Company plans to use the proceeds from the warrant exercise for general corporate and working capital purposes.

On June 21, 2007, Philippa G. Adelman UTMA-NY, Cass G. Adelman Custodian exercised a warrant for the purchase of 12,500 shares of the Company’s common stock, and paid an exercise price of $0.21 per share in cash in connection therewith for an aggregate principal amount of $2,625. This transaction did not involve any underwriters, underwriting discounts or commissions and we believe that this transaction was exempt from the registration requirements of the Securities Act of 1933 pursuant to Section 4(2) thereof and Regulation D promulgated thereunder. The Company plans to use the proceeds from the warrant exercise for general corporate and working capital purposes.

Item 4.	Submission of Matters to a Vote of Security Holders

At our 2007 Annual Meeting of Shareholders (the “Annual Meeting”) on May 22, 2007, the following matters were acted upon by our shareholders:

1.	The election of six directors for the ensuing year;

2.	To amend the Company’s 2003 Stock Option and Incentive Plan to (i) increase the number of shares of Common Stock available for issuance thereunder by 1,000,000 shares, and (ii) increase the annual per participant limit on awards granted thereunder to 250,000 shares; and

3.	The ratification of the appointment of Wolf & Company, P.C. as the Company’s independent registered public accounting firm for the current fiscal year ending December 31, 2007.

The number of shares of Common Stock issued, outstanding and eligible to vote as of the record date of March 29, 2007 was 9,379,179. The results of the voting on each of the matters presented to shareholders at the Annual Meeting are set forth below:

	VOTES FOR	VOTES WITHHELD	VOTES AGAINST	ABSTENTIONS	BROKER NON-VOTES
1. Election of six directors:

Michael R. Wigley	5,515,002	229,504	NA	NA	NA
Joseph F. Amaral	5,515,121	229,385	NA	NA	NA
Robert S. Langer	5,515,382	229,124	NA	NA	NA
Gerard E. Puorro	5,515,321	229,185	NA	NA	NA
Brian F. Sullivan	5,364,641	379,864	NA	NA	NA
Walter W. Witoshkin	5,515,493	229,013	NA	NA	NA

2. Approval of Amendment to 2003 Stock Option and Incentive Plan	4,116,581	NA	186,718	58,157	1,383,050

3. Ratification of Wolf & Company, P.C.	5,732,311	NA	10,770	1,425	NA

Item 6.	Exhibits

The Exhibits listed in the Exhibit Index immediately preceding such Exhibits are filed with or incorporated by reference in this report.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SONTRA MEDICAL CORPORATION

Date: August 13, 2007	By:	/s/ HARRY G. MITCHELL
Harry G. Mitchell Interim Chief Executive Officer, Chief Financial Officer and Treasurer

EXHIBIT INDEX

10.1	2003 Stock Option and Incentive Plan, as amended, is incorporated herein by reference to Appendix I of the Registrant’s Definitive Schedule 14A filed on April 17, 2007 (File No. 000-23017).

10.2	Form of Warrant to Purchase Shares of Common Stock is incorporated herein by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K dated June 15, 2007 (File No. 000-23017).

10.3	Form of Warrant to Purchase Shares of Common Stock is incorporated herein by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K dated June 15, 2007 (File No. 000-23017).

31	Certification of the Interim Chief Executive Officer, Chief Financial Officer and Treasurer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of the Interim Chief Executive Officer, Chief Financial Officer and Treasurer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.