Form 10QSB
period 2007-09-30
Echo Therapeutics, Inc.
filed 2007-11-19
CIK 1031927

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007
OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
For the transition period from                      to
Commission file number

ECHO THERAPEUTICS, INC.
(Exact name of small business issuer as specified in its charter)

Minnesota	41-1649949
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

10 Forge Parkway, Franklin, MA	02038
(Address of principal executive offices)	(Zip Code)
(508) 553-8850
(Issuer’s telephone number)
Sontra Medical Corporation
(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑ No ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐ No ☑
As of November 12, 2007, 17,707,679 shares of the registrant’s Common Stock. $0.01 par value, were issued and outstanding.
Transitional Small Business Disclosure Format (Check one):     Yes ☐ No ☑

FORM 10-QSB INDEX

PART I. FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements
Echo Therapeutics, Inc.
(Formerly Sontra Medical Corporation)
Consolidated Balance Sheets

	As of,
	September 30,	December 31,
	2007	2006
	(Unaudited)
Assets:
Current Assets:
Cash and cash equivalents	$2,218,246	$559,017
Inventory, net of reserve for obsolescence	—	1,556
Prepaid expenses and other current assets	74,484	12,994

Total current assets	2,292,730	573,567

Property and Equipment, at cost:
Computer equipment	248,272	245,694
Office and laboratory equipment	590,926	590,926
Furniture and fixtures	14,288	14,288
Manufacturing equipment	197,888	197,888
Leasehold improvements	177,768	177,768

	1,229,142	1,226,564
Less-Accumulated depreciation and amortization	(1,105,441)	(1,017,051)

Net property and equipment	123,701	209,513

Other Assets:
Restricted cash	10,250	19,949
Deposits and other assets	2,000	2,000
Intangible assets, net	10,420,000	—

Total other assets	10,432,250	21,949

Total assets	$12,848,681	$805,029

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$363,057	$45,817
Deferred revenue	8,333	45,833
Current portion of notes payable, net of unamortized discount	55,208	89,808
Accrued expenses	488,650	103,365

Total current liabilities	915,248	284,823

Notes Payable, net of current portion	—	54,508

Commitments

Stockholders’ Equity
Series A Convertible Preferred Stock, $0.01 par value, authorized 7,000,000 shares, issued and outstanding no shares at September 30, 2007 and 73,334 shares at December 31, 2006	—	76,291
Common stock, $0.01 par value, authorized 60,000,000 shares, issued and outstanding 17,707,679 shares at September 30, 2007 and 2,776,192 shares at December 31, 2006	177,079	27,762
Additional paid-in capital	56,494,899	34,822,306
Accumulated deficit	(44,738,545)	(34,460,661)

Total stockholders’ equity	11,933,433	465,698

Total liabilities and stockholders’ equity	$12,848,681	$805,029

The accompanying notes are an integral part of these consolidated financial statements.

Echo Therapeutics, Inc.
(Formerly Sontra Medical Corporation)
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Revenue:
Product revenues	$—	$10,679	$12,120	$37,619
Licensing revenue	12,500	12,500	37,500	37,501

Total revenue	12,500	23,179	49,620	75,120

Operating Expenses:
Cost of product revenue	—	9,445	1,556	61,734
Research and development	323,078	803,754	923,172	2,489,996
Purchased research and development	6,556,048	—	6,556,048	—
Selling, general and administrative	1,767,587	622,518	2,812,002	1,843,534

Total operating expenses	8,646,713	1,435,717	10,292,778	4,395,264

Loss from operations	(8,634,213)	(1,412,538)	(10,243,158)	(4,320,144)
Other income (Expense):
Interest income	21,657	28,604	35,563	109,687
Interest expense	(64,131)	(4,469)	(70,289)	(14,439)

Other income, net	(42,474)	24,135	(34,726)	95,248

Net loss	(8,676,687)	(1,388,403)	(10,277,884)	(4,224,896)

Accretion of dividend on Series A Convertible Preferred Stock	—	(1,479)	(483)	(4,389)

Net loss applicable to common shareholders	$(8,676,687)	$(1,389,882)	$(10,278,367)	$(4,229,285)

Net loss per common share, basic and diluted	$(0.70)	$(0.49)	$(1.05)	$(1.60)

Basic and diluted weighted average common shares outstanding	12,438,201	2,839,201	9,771,183	2,640,691

The accompanying notes are an integral part of these consolidated financial statements.

Echo Therapeutics, Inc.
(Formerly Sontra Medical Corporation)
Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended
	September 30,
	2007	2006
Cash Flows From Operating Activities:
Net loss	$(10,277,884)	$(4,224,896)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	88,390	135,454
Stock based compensation	1,677,374	159,295
Purchased research and development	6,556,048	—
Interest expense — beneficial conversion feature on Senior Notes	55,208	—
Provision for excess or obsolete inventory	—	6,000
Changes in assets and liabilities:
Accounts receivable	—	1,085
Inventory	1,556	(23,160)
Prepaid expenses and other current assets	(61,490)	4,013
Accounts payable	282,065	(56,427)
Deferred revenue	(37,500)	(37,501)
Accrued expenses	56,128	209,530

Net cash used in operating activities	(1,660,105)	(3,826,607)

Cash Flows from Investing Activities:
Cash paid for Acquisition of Durham	(60,000)	—
Purchase of property and equipment	(2,578)	(106,598)
Decrease in restricted cash	9,699	9,299
Sales of short term investments	—	2,000,000

Net cash (used in) provided by investing activities	(52,879)	1,902,701

Cash Flows From Financing Activities
Repurchase of Series A Preferred Stock	(73,334)	—
Proceeds from the sale of common stock, net of expenses	2,233,326	1,624,086
Proceeds from exercise of warrants	30,187	—
Proceeds from the exercise of stock options	1,350	—
Proceeds from Senior Promissory Bridge Notes	1,325,000	—
Payments on equipment note payable	(144,316)	(39,715)

Net cash provided by financing activities	3,372,213	1,584,371

Net Increase in Cash and Cash Equivalents	1,659,229	(339,535)
Cash and Cash Equivalents, beginning of period	559,017	1,016,792

Cash and Cash Equivalents, end of period	$2,218,246	$677,257

Supplemental Disclosure of Non Cash Transactions:

Fair value of common stock issued for accrued 401(k) plan contributions	$—	$257,667

Fair value of Common stock issued for Durham acquisition	$15,562,500	$—

Beneficial conversion feature on Senior Notes	$1,325,000	$—

Fair value of warrants issued for costs of Durham acquisition	$989,215	$—

Fair value of Common stock issued for equity financing costs	$241,539	$—

Deposits reclassified to property and equipment	$—	$205,012

The accompanying notes are an integral part of these consolidated financial statements.

 ECHO THERAPEUTICS, INC.
(Formerly Sontra Medical Corporation)
Notes to Consolidated Financial Statements
(Unaudited)
(1) BASIS OF PRESENTATION
Effective October, 8, 2007, Sontra Medical Corporation (“Sontra”) changed its name to Echo Therapeutics, Inc. (“Echo” or the “Company”). The Company’s OTC Bulletin Board symbol is now “ECTE” and its corporate website address is now “www.echotx.com.” On September 14, 2007, Sontra, through a wholly-owned subsidiary, acquired Durham Pharmaceuticals, Ltd. (doing business as Echo Therapeutics, Inc. (“ETI”)), a privately held development stage company focused on specialty transdermal therapeutics (the “ETI Acquisition”). For additional information about this acquisition, please refer to Sontra’s Form 8-K filed with the Securities and Exchange Commission (“SEC”) on September 20, 2007.
The accompanying unaudited consolidated financial statements have been prepared in conformity with generally accepted accounting principles in the United States (“GAAP”) consistent with those applied in, and should be read in conjunction with, the Company’s audited financial statements and related footnotes for the year ended December 31, 2006 included in the Company’s Annual Report on Form 10-KSB as filed with the SEC on March 29, 2007. The unaudited consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the Company’s financial position as of September 30, 2007 and its results of operations and cash flows for the interim periods presented and are not necessarily indicative of results for subsequent interim periods or for the full year. The interim financial statements do not include all of the information and footnotes required by GAAP for complete financial statements and allowed by the relevant SEC rules and regulations. However, the Company believes that its disclosures are adequate to ensure that the information presented is not misleading.
The accompanying unaudited consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries Sontra Medical, Inc. and Echo Therapeutics, Inc., both Delaware corporations. Material intercompany accounts and transactions have been eliminated.
The accompanying unaudited consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As of September 30, 2007, the Company had cash and cash equivalents of approximately $2,200,000 million and an accumulated deficit of $44,700,000 million. Through the nine months ended September 30, 2007 and since inception, the Company has not been able to generate sufficient revenues from its operations to cover its costs and operating expenses. Although the Company has been able to issue its common and preferred stock through private placements to raise capital to fund its operations, it is not known whether the Company will be able to continue this practice, or be able to obtain other types of financing to be able to meet its operating expenses. This, in turn, raises substantial doubt about the Company’s ability to continue as a going concern. Management believes that the Company will be able to obtain sufficient additional capital to continue its operations. However, no assurances can be given as to the success of these plans. The Company’s unaudited consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.
(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
The accompanying financial statements reflect the application of the following accounting policies:
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make judgments, estimates and assumptions that affect the amounts reported in the Company’s unaudited consolidated financial statements and accompanying notes. Actual results could differ materially from those estimates.
Intangible Assets, Amortization and Impairment
The Company records intangible assets at historical cost. The Company amortizes its intangible assets using the straight-line method over their estimated useful lives, as follows: patents and licenses, two to 20 years; definite-lived core and developed technology, five to 25 years; and other intangible assets, various periods. The Company reviews intangible assets subject to amortization quarterly to determine if any adverse conditions exist or a change in circumstances has occurred that would indicate impairment or a change in the remaining useful life. Conditions that would indicate impairment and trigger a more frequent impairment assessment include, but are not limited to, a significant adverse change in legal factors or business climate that could affect the value of an asset, or an adverse action or assessment by a regulator. If the carrying value of an asset exceeds its undiscounted cash flows, the Company writes-down the carrying value of the intangible asset to its fair value in the period identified.
The Company generally calculates fair value as the present value of estimated future cash flows it expects to generate from the asset using a risk-adjusted discount rate. If the estimate of an intangible asset’s remaining useful life is changed, the Company amortizes the remaining carrying value of the intangible asset prospectively over the revised remaining useful life. To test for impairment, the Company calculates the fair value of its intangible assets and compares the calculated fair values to the respective carrying values. The Company records impairments of intangible assets as amortization expense in its consolidated statements of operations.
Purchased Research and Development
The Company’s purchased research and development represents the value of in-process projects that have not yet reached technological feasibility and have no alternative future uses as of the date of acquisition. The primary basis for determining the technological feasibility of these projects is obtaining regulatory approval to market the underlying products in an applicable geographic region. The Company expenses the value attributable to these in-process projects at the time of the acquisition. If the projects are not successful or completed in a timely manner, the Company may not realize the financial benefits expected for these projects or for the acquisitions as a whole.
The Company uses the income approach to determine the fair values of its purchased research and development. This approach calculates fair value by estimating the estimated purchased after-tax cash flows attributable to an in-process project over its useful life and then discounting these after-tax cash flows back to a present value. The Company bases its revenue assumptions on estimates of relevant market sizes, expected market growth rates, expected trends in technology and expected product introductions by competitors. In arriving at the value of the in-process projects, the Company considers, among other factors: the in-process projects’ stage of completion; the complexity of the work completed as of the acquisition date; the costs already incurred; the projected costs to complete; the contribution of core technologies and other acquired assets; the expected introduction date and the estimated useful life of the technology. The Company bases the discount rate used to arrive at a present value as of the date of acquisition on the time value of money and medical technology investment risk factors. For the in-process projects the Company acquired in connection with its ETI Acquisition, the Company used the following ranges of risk-adjusted discount rates to discount its projected cash flows of 17.8 percent to 27.1 percent. The Company believes that the estimated purchased research and development amounts so determined represent the fair value at the date of the ETI Acquisition and do not exceed the amount a third party would pay for the projects.
(3) ACQUISITION OF ETI
The Company completed the ETI Acquisition on September 14, 2007. ETI was a development-stage company focused on a broad portfolio of advanced topical formulations of well-established, FDA-approved products using its proprietary AzoneTS™ dermal penetration technology platform. ETI’s lead AzoneTS™-based product is Durhalieve™, an advanced formulation of triamcinolone acetonide for the treatment of corticosteroid responsive dermatoses. Durhalieve is covered by a pending New Drug Application (NDA) on file with the United States Food and Drug Administration (“FDA”).
The Company’s ETI Acquisition was accounted for as a purchase of assets using the purchase method. The Company paid approximately $16,930,000 to complete the acquisition, of which approximately $60,000 was paid in cash to an affiliate of ETI and approximately $46,000 in net liabilities assumed. The estimated fair value of the 6,250,000 shares of common stock issued of $2.49 per share was based on the average closing stock price for a period of several days before and after the date an agreement was reached and announced. The estimated purchase price, which includes approximately $1,366,000 of costs directly related to the acquisition was as follows:

Intangible assets subject to amortization:

Contract-related	$160,000
Technology-related	10,260,000

Total intangible assets	10,420,000

Other current assets	3,952
Current liabilities	(50,000)

Net assets acquired	10,373,952

Purchased research and development	6,556,048

Total estimated preliminary purchase price	$16,930,000

Estimated aggregate amortization for the next five years is as follows:

Estimated
Amortization
Year	Expense
2008	$54,000
2009	624,000
2010	1,193,000
2011	1,140,000
2012	1,140,000

$4,151,000

     Purchased research and development acquired is included in research and development expense in the Consolidated Statement of Operations for the three and nine months ended September 30, 2007. The weighted average estimated useful life for the intangible assets subject to amortization is approximately 8.8 years. There was no amortization expense for the three and nine months ended September 30, 2007. We engaged a valuation specialist to assist us in our allocation of the purchase price paid for the ETI Acquisition. However, that process is not complete at this time. We expect that the final allocation to be included in our Annual Report on Form 10-KSB for the year ending December 31, 2007.
(4) NOTES PAYABLE
Notes payable at September 30, 2007 and December 31, 2006 consisted of the following:

	2007	2006
Senior Notes:
Senior notes payable	$1,325,000	$—
Unamortized discount on debt issued	(1,269,792)	—

Senior notes, net of unamortized discount	55,208	—

Equipment Note:
Equipment note payable	—	144,316

Notes payable, net of unamortized discount	55,208	144,316
Less current portion of notes payable	55,208	89,808

Notes Payable, net of current portion	$—	$54,508

Senior Notes
On September 14, 2007, the Company completed a private placement of Senior Promissory Bridge Notes (the “Senior Notes”) in the aggregate principal amount of $1,325,000 to strategic institutional and individual accredited investors. The Senior Notes are due September 15, 2008 and accrue interest at a rate of 10% per annum. Interest is payable upon maturity. If the Company engages in a subsequent equity or equity linked financing or a combination of equity financings resulting in gross proceeds to the Company totaling at least $2,500,000 on or before December 15, 2007, inclusive of the Senior Notes (a “Qualified Financing”), then the Senior Notes will be converted automatically into the equity securities issued in the Qualified Financing. The terms of the Senior Notes reflect a 20% premium in the event of an exchange such that upon an automatic exchange of the Senior Notes in any Qualified Financing, the holders of the Senior Notes will be deemed to have tendered an amount equal to 120% of the outstanding principal and interest of the Senior Notes in exchange for the equity securities issued to such holders in the Qualified Financing. In connection with the closing of a Qualified Financing, the Company will pay Burnham Hill Partners eight percent (8%) of the gross proceeds received by the Company plus warrants equal to ten percent (10%) of the number of shares.
If a Qualified Financing has not been completed on or before December 15, 2007, or if the Senior Notes are not otherwise converted or exchanged prior to that date, the Senior Notes are convertible into shares of the Company’s common stock at a ratio determined by dividing the outstanding principal and interest of each Senior Note by a price per share equal to the price per share of the Company’s most recent equity or equity-linked financing. As of September 14, 2007, the most recent equity or equity-linked financing was in July 2007 at a price of $1.00 per share. The Senior Notes also contain a provision that allows a holder, in the event that a Qualified Financing does not occur by December 15, 2007, to exchange its Senior Notes for securities issued in any other subsequent equity or equity-linked financing.
If a Qualified Financing is not completed, the holders of the Senior Notes shall have a single demand registration right exercisable upon the approval of a majority of the holders of the outstanding principal and interest of the Senior Notes. The Company is under no obligation to engage in the Qualified Financing or any other future equity financing.
Events of default under the Senior Notes include the Company’s failure to make payment of principal or interest for a period of three business days after such payment is due, the acceleration of more than $100,000 of any other of the Company’s indebtedness prior to maturity or payment date (where such payment has not been discharged or stayed within ten business days), a judgment or order against the Company for the payment of cash in excess of $100,000, a bankruptcy of the Company (whether voluntary or involuntary) or general assignment by the Company for the benefit of its creditors.
The Senior Notes rank senior to all issued and outstanding indebtedness and equity of the Company. Furthermore, the Company is restricted from issuing any new indebtedness, as defined, while the Senior Notes are outstanding.
Settlement Options
The outstanding Senior Note balance, which includes outstanding principal and accrued interest, may be settled in four ways: (a) automatic conversion to Common Stock upon a Qualified Financing on or before December 15, 2007 at 120% of the then outstanding balance at the closing of the Qualified Financing; (b) conversion to Common Stock at the option of the holder after December 15, 2007 and on or before September 15, 2008, at the Common Stock price resulting from the most recent equity linked financing event that occurred prior to the conversion date, and at the discretion of the holder the Senior Notes may be exchanged for 120% of the outstanding balance of the note on the conversion date; (c) repayment in cash at the Company’s option after December 15, 2007 and before September 15, 2008 in a sum equal to 120% of the outstanding principal plus 100% of the outstanding accrued interest; or (d) on September 15, 2008 in a sum equal to the outstanding principal plus accrued interest if not converted to Common Stock at the option of the holder, as described in (b) above.
The Company has computed an estimated beneficial conversion amount based on the terms of the Senior Notes and assuming that the conversion would occur at the lowest conversion price estimable based on the most recently completed equity linked financing. Assuming a Qualified Financing does not occur, the lowest conversion price estimated as of the issuance date is $1.00. The fair value of the Company’s Common Stock on the date of issuance of the Senior Notes was $2.49. The Company is not able to estimate the stock price or the number of shares that would be issued upon an automatic conversion on the date of a Qualified Financing, or even if a Qualified Financing will occur. No additional proceeds are required to be paid by the holders of the Senior Notes upon any conversion event.
For purposes of computing the potential benefit to the holders of the Senior Notes upon conversion at $1.00 per share as compared to the $2.49 fair value of the Company’s Common Stock on the issuance date of the Senior Notes, the Company calculated a discount on the Senior Notes of $1,974,250. Because the discount on the Senior Notes exceeds the $1,325,000 gross proceeds received on issuance of the Senior Notes, the Company recorded the discount on the Senior Notes and an increase to additional paid-in capital of $1,325,000. The discount will be amortized over the one-year term of the Senior Notes, and approximately $55,000 was included in interest expense for the three and nine months ended September 30, 2007.

Equipment Note Payable
In May 2005, the Company entered into a note payable agreement with a third-party lender for financing equipment purchases in the amount of $237,541. The note is repayable over a four year term and the Company is obligated to make monthly interest and principal payments of $6,017. Interest accrues at an annual rate of 10.39% and the note is secured by certain property and equipment of the Company. Interest expense related to this note was $2,989 and $8,820 for the three and nine months ended September 30, 2007, respectively, compared to $4,469 and $14,439 for the comparable periods of fiscal 2006. On September 12, 2007, the Company repaid the entire outstanding balance of the note payable in the amount of approximately $70,000.
(5) COMMON STOCK
ETI Acquisition
In connection with the ETI Acquisition, each outstanding share of ETI Common Stock was canceled, extinguished and converted automatically into 0.4356 shares of the Company’s Common Stock. The Company issued an aggregate 6,250,000 shares of its Common Stock with a fair value of $15,563,000 (excluding direct expenses of the acquisition) to the former ETI shareholders in connection with the ETI Acquisition.
Burnham Hill Partners Investment Banking and Financial Advisory Agreements
Burnham Hill Partners (“BHP”), a division of Pali Capital, Inc. was engaged to advise the Company in connection with the ETI Acquisition and certain financing activities. The Company issued BHP five-year warrants to purchase 425,000 shares of Company Common Stock at an exercise price of $2.39 per share upon consummation of the ETI Acquisition, and agreed to pay BHP $150,000 in cash upon the Company’s receipt of $2,500,000, inclusive of the Senior Notes, in connection with a Qualified Financing. The fair value of the BHP warrants was estimated to be approximately $989,000 and was included in the purchase price of ETI because the cost is directly related to the consummation of the ETI Acquisition.
Effective July 25, 2007, the Company engaged BHP as its non-exclusive financial advisor for a period of six months. For these financial advisory services, BHP received $50,000 in cash and the Company issued BHP five-year warrants to purchase 60,000 shares of the Company’s Common Stock at an exercise price of $1.63 per share. The fair value of these BHP warrants was estimated to be approximately $133,000 and was included in selling, general and administrative expenses.
Private Placement of Common Stock
In June and July 2007, the Company completed a total of three closings of a private placement of its Common Stock which provided the Company with aggregate gross proceeds of $1.815 million (net proceeds were approximately $1.641 million) (the “Financing”). The investors in the Financing purchased 1,815,000 shares of the Company’s Common Stock at a per share purchase price of $1.00 and received five-year warrants to purchase an aggregate of 544,500 shares of Common Stock at a per share exercise price of $1.40 (the “Financing Warrants”) . The Company has the right to terminate the Financing Warrants, upon fifteen (15) days’ notice, in the event (i) the closing bid price of the Company’s Common Stock for twenty-two (22) consecutive trading days is equal to or greater than $3.00 per share and (ii) the Company has registered for resale the shares of Common Stock underlying the Financing Warrants, provided however, that each registered holder has the right to exercise the Financing Warrants at any time prior to such termination. The Financing Warrants contain customary provisions for adjustment to the exercise price in the event of stock splits, combinations and dividends. The Financing Warrants also contain weighted average anti-dilution provisions that provide for an adjustment to the then effective exercise price if the Company issues equity securities without consideration or for consideration less than $1.00 per share.
In connection with warrants and restricted stock issued to the Placement Agent (defined below) in connection with the Financing, the total fair value of these instruments of $170,913 ($67,341 in the quarter ended September 30, 2007) was recorded, net of the par value of the Common Stock, as both a debit and credit to additional paid-in capital.
The Company used the net proceeds of the Financing for product development, funding of clinical trials, possible acquisitions or licensing of technologies or businesses, working capital and general corporate purposes.
Legend Merchant Group Placement Agent and Financial Advisory Agreements
In connection with the Financing, the Company retained Legend Merchant Group, Inc. (“Placement Agent”) as placement agent. The Company agreed to pay the Placement Agent for its services (a) a cash fee equal to 7% of the aggregate gross proceeds raised by the Company in the Financing from investors introduced to the Company by the Placement Agent, excluding the proceeds from any Financing Warrant exercises, (b) shares of unregistered Common Stock of the Company equal to 5% of the number of shares issued to investors introduced to the Company by the Placement Agent and (c) warrants to acquire a number of shares of Common Stock of the Company equal to 5% of the number of shares issued to investors introduced to the Company by the Placement Agent at a per share exercise price equal to $1.40. The Placement Agent received fees and compensation only on funds raised by the Placement Agent from new investors in the Company (i.e., only those parties, and affiliates, who had not previously participated in a financing transaction with the Company and who were not introduced by Sherbrooke Partners (and its affiliates), management or members of the Board of Directors of the Company). The Company also agreed to pay up to $15,000 of reasonable legal counsel fees of the Placement Agent in connection with the Financing.
For its services as placement agent in the Financings, the Company paid the Placement Agent $76,650 ($39,550 in the quarter ended September 30, 2007) in cash, 54,750 shares (28,250 shares in the quarter ended September 30, 2007) of Common Stock of the Company and five-year warrants to purchase of 54,750 shares (28,250 shares in the quarter ended September 30, 2007) of Company Common Stock at an exercise price of $1.40 per share (the “Placement Agent Warrants”).
The offer, sale and issuance of the shares of Common Stock in the Financing, the Financing Warrants, the Placement Agent Warrants and the shares of Common Stock issuable upon the exercise of the Financing Warrants and Placement Agent Warrants were made in reliance on the statutory exemption from registration in Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”), and/or Rule 506 of Regulation D promulgated thereunder, have not been and will not be registered under the Securities Act, and, unless so registered, may not be offered or sold in the United States, except pursuant to an applicable exemption from the registration requirements of the Securities Act, and applicable state securities laws. The Company is not required to register for resale under the Securities Act the shares of Common Stock issued to the investors and the Placement Agent in the Financing or the shares issuable upon the exercise of the Financing Warrants and Placement Agent Warrants. However, the Company did agree with the Placement Agent that it would provide piggyback registration rights to the investors and the Placement Agent with respect to the securities purchased in the Financing, subject to customary exceptions.
On April 4, 2007, the Company entered into an Advisory Agreement with the Placement Agent, pursuant to which the Company issued 75,000 shares of its Common Stock with a fair value of $116,250 to the Placement Agent for advisory services rendered. The Company recorded the fair value of these shares as selling, general and administrative expense in the quarter ended September 30, 2007 (see Note 6).
(6) STOCK OPTION PLANS
In 1997, the Company adopted its 1997 Long-Term Incentive and Stock Option Plan (the “1997 Plan”). Pursuant to the 1997 Plan, the Company’s Board of Directors (or committees and/or executive officers delegated by the Board of Directors) may grant incentive and nonqualified stock options to the Company’s employees, officers, directors, consultants and advisors. The Company has reserved an aggregate of 150,000 shares of its Common Stock for issuance upon exercise of options granted under the 1997 Plan. As of September 30, 2007, there were options to purchase an aggregate of 30,000 shares of Common Stock outstanding under the 1997 Plan and 111,546 shares available for future option grants under the 1997 Plan.
In connection with the ChoiceTel Merger in year 2002, the Company assumed all outstanding options under the 1999 Sontra Medical, Inc. Stock Option and Incentive Plan (the “1999 Plan”). The Company may not grant any additional options under the 1999 Plan. The Company assumed options to purchase an aggregate of 86,567 shares of Common Stock under the 1999 Plan. As of September 30, 2007, there were options to purchase an aggregate of 5,780 shares of Common Stock outstanding under the 1999 Plan and none available for future grants.
In March 2003, the Company’s stockholders approved its 2003 Stock Option and Incentive Plan (the “2003 Plan”). Pursuant to the 2003 Plan, the Company’s Board of Directors (or committees and/or executive officers delegated by the Board of Directors) may grant incentive and nonqualified stock options, restricted stock and other stock-based awards to the Company’s employees, officers, directors, consultants and advisors. On May 22, 2007, the shareholders of the Company increased the number of shares authorized for issuance under the 2003 Plan by 1,000,000 shares. As of September 30, 2007, the maximum aggregate number of shares that may be authorized for issuance under the 2003 Plan for all periods is 1,600,000. As of September 30, 2007, there were restricted shares of Common Stock and options to purchase an aggregate of 805,491 shares of Common Stock outstanding under the 2003 Plan and 794,509 shares available for future grants under the 2003 Plan.
On September 14, 2007, three officers of the Company were granted non-qualified stock options, outside any stock option plan, to purchase 1,250,000 shares of the Company’s Common Stock at an exercise price per share of $2.39. One third of the options vested immediately upon issuance and one-third of the options will vest on each on the first and second anniversaries of the grant date. On October 10, 2007, the Company filed a registration statement on Form S-8 with the SEC to register the shares of Common Stock underlying these options.
Share-Based Compensation
For options and restricted stock issued and outstanding during the nine months ended September 30, 2007 and 2006, the Company recorded additional paid-in capital and non-cash compensation expense of $1,677,374 and $159,295, respectively, each net of estimated forfeitures.
The fair value of each option award is estimated on the date of grant using the Black-Scholes option pricing model that uses the assumptions noted in the following table. Expected volatilities are based on historical volatility of the Company’s Common Stock using historical periods consistent with the expected term of the options. The Company uses historical data, as well as subsequent events occurring prior to the issuance of the financial statements, to estimate option exercise and employee termination within the valuation model. The expected term of options granted under the Company’s stock plans, all of which qualify as “plain vanilla,” is based on the average of the contractual term (generally 10 years) and the vesting period (generally 42 months) as permitted under SEC Staff Accounting Bulletin No. 107. The risk-free rate is based on the yield of a U.S. Treasury security with a term consistent with the option. Restricted stock grants are valued based on the closing market price for the Company’s Common Stock on the grant date.
The assumptions used principally for options granted to employees in the nine month periods ended September 30, 2007 and 2006 were as follows:

	2007	2006
Risk-free interest rate	4.72%	5.00%
Expected dividend yield	—	—
Expected term (employee grants)	6 -6.75 years	6.75 years
Forfeiture rate (excluding fully vested options)	11%-36%	6%
Expected volatility	118%-164%	108%
A summary of option activity under the Company’s stock plans and options granted to officers of the Company outside any plan as of September 30, 2007 and changes during the nine months then ended is presented below:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
Options	Shares	Price	Term	Value
Outstanding at January 1, 2007	275,974	$16.02
Granted	1,977,500	1.93
Exercised	(5,000)	.27
Forfeited or expired	(187,203)	15.22

Outstanding at September 30, 2007	2,061,271	$2.62	9.65 years	$731,525

Exercisable at September 30, 2007	1,001,397	$3.10	9.40 years	$519,935

The weighted-average grant-date fair value of options granted during the nine months ended September 30, 2007 was $1.96 per share. Share-based compensation expense recognized in the nine months ended September 30, 2007 was $1,555,028 and related to options granted in the nine months ended September 30, 2007.
As of September 30, 2007, the Company had outstanding restricted stock grants amounting to 154,125 shares at a weighted-average grant-date fair value of $1.84 per share. Of the outstanding restricted stock grants, 129,750 shares have not been registered. A summary of the status of the Company’s nonvested restricted stock grants as of September 30, 2007, and changes during the nine months ended September 30, 2007, is presented below:

		Weighted-Average
Nonvested Shares	Shares	Grant-Date Fair Value
Nonvested at January 1, 2007	52,500	$1.77
Granted	129,750	1.85
Vested	(137,250)	1.85
Forfeited	(28,125)	1.77

Nonvested at September 30, 2007	16,875	$1.77

For restricted stock grants issued in the nine months ended September 30, 2007, the Company estimated no forfeiture rate. Share-based compensation recognized in the nine months ended September 30, 2007 related to restricted stock grants was $122,346 ($3,319 for restricted stock grants issued during the three months ended September 30, 2007).
As of September 30, 2007, there was approximately $1,898,775 of total unrecognized compensation expense related to nonvested share-based compensation arrangements granted under the Company’s stock plans. This includes certain non-employee options for which the fair value is remeasured each period until a measurement date is established. That cost is expected to be recognized ratable over a period of no more than three (3) years.
(7) BAYER AGREEMENT
In July 2003, the Company and Bayer Diagnostics Division of Bayer Healthcare LLC (“Bayer”) executed a license agreement pursuant to which the Company granted to Bayer an exclusive worldwide right and license to the Company’s intellectual property rights to make, have made, use, import and sell its continuous transdermal glucose monitoring system (“CTGM”) utilizing ultrasonic techniques for a one-time, non-refundable license fee of $1.5 million, which was paid in January 2004. In December 2005, the Company and Bayer amended the license agreement such that the Company reacquired the co-exclusive rights to its CTGM system utilizing ultrasonic techniques in the worldwide hospital intensive care unit (“ICU”) market, and the Company granted Bayer a right of first refusal to market any hospital ICU product(s) relating to a CTGM system utilizing ultrasonic techniques (“ICU Products”) that the Company develops. If Bayer does not market the Company’s hospital ICU Products, and the Company markets such products, then the Company shall pay Bayer a royalty of one percent (1%) of hospital ICU Product net sales. In addition, upon Bayer’s completion of the first phase of its development of a CTGM system utilizing ultrasonic techniques, Bayer shall make a $2.0 million milestone payment to the Company no later than December 31, 2007, otherwise Bayer’s exclusive license rights outside the worldwide hospital ICU market under the amended license agreement shall become co-exclusive and Bayer’s co-exclusive marketing rights to the Company’s hospital ICU Product(s) shall terminate. The parties are no longer obligated under the amended license agreement to enter into one or more joint development agreements related to the Company’s CTGM system utilizing ultrasonic techniques. However, in the second phase of Bayer’s product development process, the parties will agree upon commercially reasonable royalty rates to be paid to the Company for product sales by Bayer and the parties may also negotiate a commercially reasonable manufacturing agreement pursuant to which the Company would supply Bayer with ultrasonic skin permeation components of the continuous transdermal glucose monitoring system.
(8) SUBSEQUENT EVENT
Form S-8 Registration Statement
On October 10, 2007, the Company filed with the SEC a Registration Statement on Form S-8 to register nonqualified stock options to purchase 1,250,000 shares of the Company’s Common Stock granted to three officers of the Company on September 14, 2007.

Item 2. Management’s Discussion and Analysis or Plan of Operation
Special Note Regarding Forward-Looking Statements
          The following discussion of our consolidated financial condition and results of operations should be read in conjunction with the unaudited consolidated financial statements and the related notes thereto included elsewhere in this Form 10-QSB. The matters discussed herein contain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act, which involve risks and uncertainties. All statements other than statements of historical information provided herein may be deemed to be forward-looking statements. Without limiting the foregoing, the words “believes”, “anticipates”, “plans”, “expects” and similar expressions are intended to identify forward-looking statements. Factors that could cause actual results to differ materially from those reflected in the forward-looking statements include, but are not limited to, those discussed in “Management’s Discussion and Analysis or Plan of Operations” and “Risk Factors” and elsewhere in this report and the risks discussed in our other filings with the SEC. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s analysis, judgment, belief or expectation only as of the date hereof. We undertake no obligation to revise or update publicly any forward-looking statements for any reason. Unless otherwise mentioned or unless the context otherwise indicates, all references in this report to the “Company,” “Echo,” “we,” “us,” and “our,” or similar references mean Echo Therapeutics, Inc., a Minnesota corporation.
Overview
          We are a dual platform-enabled specialty therapeutics and diabetes management device company developing an extensive late-stage pipeline of advanced topical formulations of FDA-approved products and a portfolio of next generation wireless, needle-free, continuous transdermal glucose monitoring (CTGM) systems for the diabetes home use and hospital intensive and critical care markets. Our broad pipeline of advanced topical formulations of well-established, FDA-approved products is based on our proprietary AzoneTS™ dermal penetration enhancement technology platform. Our next generation CTGM device for diabetes management leverages our FDA-approved SonoPrep® ultrasound-mediated dermal permeation technology platform.
          We plan to execute a “505(b)(2)” regulatory and development strategy for each of our AzoneTS product candidates. A 505(b)(2) is a New Drug Application (“NDA”) involving an active pharmaceutical ingredient (“API”) that relies on, in part, a previous finding of safety and effectiveness for that API by the FDA. We believe our strategic focus on improving dermal penetration of well-developed and widely-used FDA-approved products significantly reduces the development time, cost and clinical risk typically associated with development and commercialization of new chemical entities. We believe that the existence of adequate nonclinical and well-controlled clinical data regarding each FDA-approved product formulated with AzoneTS may enable us to forego certain costly and time-consuming nonclinical and Phase 1 clinical development activities typically associated with development of a new chemical entity and allow us to enter directly into Phase 2 clinical development programs for drug candidates in our AzoneTS pipeline.
          Our most advanced drug candidate is Durhalieve™, an AzoneTS formulation of Triamcinolone Acetonide, a widely-used, medium potency corticosteroid approved by the FDA for treatment of corticosteroid-responsive dermatoses. We have filed an NDA with the FDA seeking market approval for Durhalieve™ for treatment of corticosteroid-responsive dermatoses. We are now in discussions with the FDA regarding the specific Phase 3 clinical development and manufacturing requirements remaining to secure FDA approval of Durhalieve. AzoneTS has been used as a penetration enhancer in many human clinical studies and animal studies, and has proven to be a safe, nonirritating and a clinically effective transdermal penetration enhancer in these studies.
          We have developed SonoPrep®, a non-invasive ultrasonic skin permeation technology, for medical and therapeutic applications, including transdermal diagnostics and the enhanced delivery of drugs through the skin. Our SonoPrep technology platform offers a needle-free and painless method of enhancing the flow of fluids and molecules across the protective membrane of the stratum corneum, the outer layer of the skin. The SonoPrep® System is approved by the FDA for use with topical lidocaine to achieve rapid (within five minutes) skin anesthesia, and for electrophysiology applications. We are not actively marketing our SonoPrep System, but we continue to provide support for existing users of the product.
          We are leveraging our SonoPrep technology platform with our wireless, needle-free, CTGM system for the diabetes home use and hospital intensive and critical care markets. In July 2006, we completed our first diabetes home use pilot study using our CTGM on 10 patients with diabetes. The results of the pilot study showed that our CTGM system could accurately predict blood glucose readings every minute for up to 12 hours with a single point calibration after a one hour warm-up period. In December 2006, we completed our initial 24-hour hospital intensive and critical care pilot study at the Surgical

Critical Care Unit of New England Medical Center (“NEMC”) using our current generation CTGM system on patients during and after cardiovascular surgery. There were two phases to the study. The initial phase of the study provided NEMC physicians with necessary technical adjustments to the study protocol. Results from the second phase of the study showed that our CTGM system accurately predicted blood glucose readings every minute for up to 24 hours, during and after surgery. We are now conducting a second hospital intensive and critical care pilot study (a continuation of our 2006 pilot study) at NEMC to monitor glucose during and after cardiovascular surgery. We expect to complete this confirmatory continuation pilot study in the first quarter of 2008.
          A significant portion of our research and development expense includes salaries paid to personnel and outside consultants, as well as the cost of materials used in research and development, clinical studies, prototype manufacturing and related information technology and the allocation of facilities costs. Also included in research and development expenses are legal and other costs associated with protecting our intellectual property.
          General and administrative expenses consist primarily of non-research personnel salaries and related expenses, facilities costs and outside professional fees related principally to public company compliance and reporting.
          During 2007, we raised approximately $2,507,000 in gross proceeds from the equity-related transactions and $1,325,000 from proceeds of Senior Notes issued in September 2007. Proceeds from these financings are being used for product development, funding of clinical trials, possible acquisitions or licensing of technologies or businesses, working capital and general corporate purposes.
Strategic Acquisition of a Specialty Therapeutics Company
On September 14, 2007, the Company acquired Durham Pharmaceuticals, Ltd. (doing business as Echo Therapeutics, Inc. (“ETI”)) (the “ETI Acquisition”). ETI was a development-stage company focused on a broad portfolio of advanced topical formulations of well established, FDA-approved products using its proprietary AzoneTS™ dermal penetration technology. ETI’s lead AzoneTS™-based product, Durhalieve™ is focused on the treatment of corticosteroid responsive dermatoses and is covered by a pending New Drug Application (NDA) on file with the FDA. We acquired principally patented and unpatented pipeline pharmaceutical products, AzoneTS formulation know-how and data-based technology related to the AzoneTS Drug Master File (including more than 20 years of clinical and product development documentation) (“DMF”). We purchased the DMF and related trademark and tradenames from an affiliate of ETI. We also entered into a Strategic Master Services Agreement with Cato Research, Ltd. providing for discounted terms.
          Since inception of ETI and up to the time of the ETI Acquisition, ETI operated as both a majority-owned subsidiary of Cato Holding Company (doing business as Cato BioVentures, “Cato BioVentures”) and a strategic drug development partner of Cato Research Ltd. (“Cato Research”), a global contract research and development organization (“CRO”). We believe the research and development of ETI’s AzoneTS drug candidate formulations was conducted through projects performed using contracted services through Cato BioVentures and Cato Research, as ETI had no operating employees. During the period from its inception in 1999 through the date of the ETI Acquisition, ETI incurred approximately $7,500,000 of costs and expenses related to its product development and regulatory activities and had no product or service revenues.
          There are several in-process research and development projects that involve our AzoneTS platform technology. AzoneTS is a dermal penetration enhancement technology that enables topical delivery of widely-used and well-established FDA-approved prescription medications, including products that previously could only be administered systemically. As a pharmaceutical enhancer agent, AzoneTS is known to increase lipid membrane fluidity in the stratum corneum, thereby decreasing the diffusion resistance to topically applied therapeutics. AzoneTS is a chemical combination of pyrolidone and decylmethyl sulfoxide, both of which alone act as weak penetration enhancers. Our proprietary synergistic chemical combination enables AzoneTS to be a highly effective penetration enhancer at low concentration levels.
          We are currently developing eight (8) therapeutic product candidates based on the AzoneTS dermal penetration platform we acquired in the ETI Acquisition covering nine (9) different market opportunities, the most advanced of which is Durhalieve for corticosteroid responsive dermatoses, a product candidate covered by a pending NDA filed with the FDA. Our AzoneTS product development programs are guided by a strategy to make use of an advanced topical formulation of a well-developed and widely-used FDA-approved product with obvious efficacy and or safety guidelines in its current formulation.
     As a result of the ETI Acquisition, we are now a dual platform-enabled transdermal therapeutics and diabetes management device company highlighted by the following:
•	Two leading-edge transdermal penetration platform technologies, with emphasis on development and commercialization of improved formulations of well-established, FDA-approved products in concert with a 505(b)(2) development and regulatory strategy and a next generation wireless, needle-free CTGM system for the diabetes home use and hospital intensive and critical care markets;

•	Diverse, late-stage specialty therapeutics and diabetes management device pipeline with one FDA-approved product, a next generation CTGM system utilizing the ultrasound technology incorporated in that FDA-approved product, a therapeutic dermatology product candidate covered by a pending NDA filed with the FDA, and ten (10) product development programs.;

•	Flexible, strategic partnership with Cato Research to maximize development and regulatory efficiencies; and,

•	Scalable, growth-oriented business model to monetize our two transdermal technology platforms.
          Preliminary Purchase Price Allocation
The Company’s ETI Acquisition was accounted for as a purchase of assets using the purchase method. The Company paid approximately $16,930,000 to complete the acquisition, of which approximately $60,000 was paid in cash to an affiliate of ETI and approximately $46,000 in net liabilities assumed. The estimated fair value of the 6,250,000 shares of common stock issued of $2.49 per share was based on the average closing stock price for a period of several days before and after the date an agreement was reached and announced. The estimated purchase price, which includes approximately $1,366,000 of costs directly related to the acquisition was as follows:

Intangible assets subject to amortization:

Contract-related	$160,000
Technology-related	10,260,000

Total intangible assets	10,420,000

Other current assets	3,952
Current liabilities	(50,000)

Net assets acquired	10,373,952

Purchased research and development	6,556,048

Total estimated preliminary purchase price	$16,930,000

               Estimated aggregate amortization for the next five years is as follows:

Estimated
Amortization
Year	Expense

2008	$54,000
2009	624,000
2010	1,193,000
2011	1,140,000
2012	1,140,000

$4,151,000

Purchased research and development acquired is included in research and development expense in the Consolidated Statement of Operations for the three and nine months ended September 31, 2007. The weighted average estimated useful life for the intangible assets subject to amortization is approximately 8.8 years. There was no amortization expense for the three and nine months ended September 30, 2007. We engaged a valuation specialist to assist us in our allocation of the purchase price for ETI. However, that process is not complete at this time. We expect that the final allocation to be included in our Annual Report on Form 10-KSB for the year ending December 31, 2007.
          We believe that the estimated intangible assets and purchased research and development represents their fair values at the closing of the ETI Acquisition, and that these amounts do not exceed the amount a third party would be expected to pay for the assets. We used a combination of income-based approaches to estimate the fair value of the amortizable intangible assets and purchased research and development. We valued and accounted for the intangible assets identified and purchased research and development in accordance with our policy as described in the financial statement footnotes; Note 2 — Summary of Significant Accounting Policies.
          During the three and nine months ended September 30, 2007, we recorded approximately $6,556,000 of purchased research and development, primarily related to the future Durhalieve products, or approximately 39% of the estimated purchase price. Based on our current development plan, we expect to receive material net cash inflows from the commercialization of significant projects by the year ended December 31, 2011.
          We expect to spend approximately $3,000,000 through 2011 related to efforts necessary to complete our principal Durhalieve projects acquired, that are expected to receive FDA approval by 2011. If we are unable to complete our current planned development schedule for the Durhalieve products, then we may incur additional expenses to commercialize Durhalieve, which additional expenses cannot be estimated at this time. Should Durhalieve not receive FDA approval, then the Company may be required to write-off all or a portion of the intangible assets acquired from ETI as an impairment charge based on the specific facts and circumstances that will be evaluated at that future date.
Results of Operations
          We reduced substantially all of our staff and restructured our operations in December 2006 and January 2007. As of September 30, 2007, we had eleven (11) employees and independent contractor arrangements with five (5) consultants. Of this group of employees and consultants, five (5) are involved with finance and administration and eleven (11) are involved with research and development, clinical and regulatory matters. As a result of our restructuring, the comparison of revenues and expenses for the three and nine months ended September 30, 2007 may not be comparable with those in the same periods in 2006.
Comparison of the three months ended September 30, 2007 and 2006
Licensing Revenue
          Licensing revenue for the three months ended September 30, 2007 and 2006 amounted to $12,500, through an agreement with The Horticulture and Food Research Institute of New Zealand Limited (“HortResearch”). In November 2005, HortResearch paid us $50,000 for a one year option to license the use of our ultrasonic skin permeation technology. Under the agreement, we were obligated to perform certain training and consulting services over the one year period. In November 2006, HortResearch paid $50,000 to renew an additional one year license option for a continued collaboration. This additional license option is recognized as revenue ratably over the one year service period through November 2007.
Product Revenue and Cost of Product Revenue
          We determined that our SonoPrep System, as a stand-alone product opportunity, is not commercially relevant to our long-term strategic plan and therefore we have ceased actively marketing and selling the product. Accordingly, we had no product revenue or cost of product revenue for the three months ended September 30, 2007 versus approximately $10,700 of revenue with an approximate cost of $9,500 for the same period in 2006. During December 2006, we wrote off the majority of our remaining SonoPrep System product inventory to cost of product revenue to reflect the anticipated net realizable value of such product due to our decision to stop actively marketing the product. Although we are not actively marketing our SonoPrep System for its FDA-approved indication, our SonoPrep device remains an important component of our next generation wireless, needle-free CTGM system in development for the diabetes home use and hospital intensive and critical care markets.
Research and Development Expenses
          Research and development expenses decreased by approximately $481,000 to approximately $323,000 for the three months ended September 30, 2007 from approximately $804,000 for the three months ended September 30, 2006. Research and development expenses decreased primarily as a result of our corporate restructuring. Our research and development during the three months ended September 30, 2007 was concentrated on prototype development and internal testing of our CTGM System and our next generation skin permeation technology. In addition, we have commenced a continuation pilot study (continued from our 2006 study) using our next generation CTGM system in the hospital intensive and critical care units at NEMC.

Purchased Research and Development Expenses
          As result of the ETI Acquisition in September 2007, we recognized approximately $6,556,000 as purchased research and development.
Selling, General and Administrative Expenses
          Selling, general and administrative expenses increased by approximately $1,452,000 to approximately $1,768,000 for the three months ended September 30, 2007 from approximately $623,000 for the three months ended September 30, 2006. The increase for the three months ended September 30, 2007 was primarily the result of an increase in share-based compensation expense (an increase of approximately $1,126,000 between periods), a non-cash charge relating to the fair value assigned to the issuance of Common Stock, options and warrants to purchase our Common Stock to employees and third-party service providers. Further, in September 2007, two of our officers of the company received cash bonuses totaling $260,000 in connection with entering into their respective employment agreements.
Other Income (Expense)
          Interest income was approximately $22,000 for the three months ended September 30, 2007 compared to interest income of approximately $29,000 for the three months ended September 30, 2006. The decrease in interest income for the three months ended September 30, 2007 was primarily attributable to having a lower average amount of cash equivalents and no short term investments on hand during 2007 compared to 2006.
          Interest expense of approximately $9,000 and $4,000 for three months ended September 30, 2007 and 2006, respectively was principally related to the equipment note payable financing secured in 2005, which equipment note was paid-in-full in September 2007. In connection with the Senior Notes issued in September 2007, interest expense in the amount of approximately $5,400 was recorded plus a beneficial conversion feature in the amount of $1,325,000 resulted in amortization in the amount of approximately $55,000 for the three months ended September 30, 2007. The increase between periods is attributable to the recording of interest expense as a result of the issuance of $1,325,000 million of Senior Notes in September 2007.
Comparison of the nine months ended September 30, 2007 and 2006
Licensing Revenue
          Licensing revenue for the nine months ended September 30, 2007 and 2006 amounted to approximately $37,500, through an agreement with HortResearch. In November 2005, HortResearch paid us $50,000 for a one year option to license the use of our ultrasonic skin permeation technology. Under the agreement, we were obligated to perform certain training and consulting services over the one year period. In November 2006, HortResearch paid $50,000 to renew an additional one year license option for a continued collaboration. This additional license option is recognized as revenue ratably over the one year service period through November 2007.
Product Revenue and Cost of Product Revenue
          We recorded product revenue of approximately $12,000 with a cost of product revenue of approximately $2,000 for the nine months ended September 30, 2007 versus approximately $38,000 of product revenue with a cost of product revenue of approximately $62,000 for the same period in 2006. The decrease in product revenue was attributable to a decline in demand for our SonoPrep® System in 2007 as a result of our decision to cease commercial active marketing of SonoPrep. During the three months ended September 30, 2007, we wrote off obsolete inventory related to our SonoPrep System due to declining product sales and expected demand. As of December 31, 2006, we wrote off the majority of our remaining SonoPrep® System product inventory to cost of product revenue to reflect the anticipated net realizable value of such product inventory due to our decision to stop active marketing of the product. The product sold during the nine months ended September 30, 2007 was from our existing inventory stock, with minimal value assigned for accounting purposes.
Research and Development Expenses
          Research and development expenses decreased by approximately $1,567,000 to approximately $923,000 for the nine months ended September 30, 2007 from approximately $2,490,000 for the nine months ended September 30, 2006. Research and development expenses decreased primarily as a result of our corporate restructuring of our business operations in December 2006. Our research and development during the nine months ended September 30, 2007 was concentrated on prototype development, patent portfolio expansion and internal testing of our CTGM system and our next generation skin permeation technologies. In addition, we have commenced a continuation and confirmation pilot study (continued from our 2006 study) at NEMC using our next generation CTGM system in the hospital’s intensive and critical care settings.

Purchased Research and Development Expenses
               As result of the ETI Acquisition in September 2007, we recognized approximately $6,556,000 as purchased research and development.
Selling, General and Administrative Expenses
          Selling, general and administrative expenses increased by approximately $968,000 to approximately $2,812,000 for the nine months ended September 30, 2007 from approximately $1,844,000 for the nine months ended September 30, 2006. The increase for the nine months ended September 30, 2007 was primarily the result of an increase in share-based compensation expense (an increase of approximately $1,519,000 between periods), a non-cash charge relating to the fair value assigned to the issuance of Common Stock, options and warrants to purchase our Common Stock to employees and third-party service providers. The overall increase in general and administrative expenses was reduced as a result of our corporate restructuring activities, specifically administrative salaries, (reduction of approximately $469,000), employee health insurance costs (reduction of approximately $92,000), sponsored research programs (reduction of approximately $23,000), NASDAQ fees (reduction of approximately ($73,000) , 401(k) stock bonuses (reduction of approximately $119,000) and an increase in administrative consulting fees of approximately $193,000.
Other Income (Expense)
          Interest income was approximately $36,000 for the nine months ended September 30, 2007 compared to interest income of approximately $110,000 for the nine months ended September 30, 2006. The decrease in interest income for the nine months ended September 30, 2007 was primarily attributable to having a lower average amount of cash equivalents and no short term investments on hand during the nine months ended September 30, 2007 compared to the same period in 2006.
          Interest expense of approximately $15,000 and $14,000 for nine months ended September 30, 2007 and 2006, respectively was related to the note payable on equipment financing secured in 2005. Such equipment note was paid-in-full in September 2007. In connection with Senior Notes issued in September 2007, interest expense in the amount of approximately $5,400 was recorded plus a beneficial conversion feature in the amount of $1,325,000 resulted in amortization in the amount of approximately $55,000 for the three months ended September 30, 2007. The increase between nine month periods is partially attributable to the recording of interest expense as a result of our issuance of $1,325,000 of Senior Notes in September 2007.
Liquidity and Capital Resources
          As of November 12, 2007, we had cash and a cash equivalents balance of approximately $1,600,000.
          We have financed our operations since inception primarily through equity-related transactions consisting of sales of our Common Stock and preferred stock, the issuance of convertible promissory notes, and the cash we received in connection with exercises of warrants and options and strategic licensing arrangements. During the period from January 2007 through September 2007, we raised approximately $2,507,000 in gross proceeds from the equity-related transactions and $1,325,000 from proceeds of the Senior Notes issued in September 2007. As of September 30, 2007, we had approximately $2,219,000 of cash and cash equivalents.
          Net cash used in operating activities was approximately $1,660,000 for the nine months ended September 30, 2007. The use of cash was primarily attributable to the net loss of approximately $10,278,000 for the nine months ended September 30, 2007, including adjustments for non-cash charges related to approximately $6,556,000 of purchased research and development in connecting with our acquisition of ETI, approximately $88,000 for depreciation and amortization, approximately $55,000 in interest expense related to the beneficial conversion feature on Senior Notes and approximately $1,677,000 for the share-based compensation charge. Accounts payable and accrued expenses increased during the nine months ended September 30, 2007 due principally to an increase in consulting, legal and professional fees related to the ETI acquisition in September 2007.
          Net cash used by investing activities was approximately $53,000 for the nine months ended September 30, 2007, primarily due to a $60,000 payment for the purchase of certain assets made to an affiliate of ETI in connection with the ETI Acquisition, the release of a restricted security deposit related to our facilities and the purchase of computer equipment in the amount of approximately $2,600.
          Net cash provided by financing activities was approximately $3,372,000 for the nine months ended September 30, 2007, and related to the sale of Common Stock in our 2007 private placement equity financings in the amount of approximately $2,233,000, proceeds from the exercise of warrants and options of approximately $31,500, proceeds from the issuance of the Senior Notes of $1,325,000, offset by the payment of approximately $73,000 to retire the Series A Preferred Stock and the principal payment related to the payment and pay-off of the equipment note payable in total of approximately $144,000 (approximately $70,000 was the payment-in-full in September 2007).
          As a result of our staff reductions and other corporate restructuring actions conducted in December 2006, we significantly reduced our monthly cash operating costs during 2007. However, as a result of the ETI Acquisition in September 2007, we expect to increase our monthly operating costs associated with salaries and benefits, consulting costs and for other working capital purposes. During the three months ended September 30, 2007, we had costs and expenditures requiring cash of approximately $854,000 or approximately $285,000 per month. We estimate that the monthly operating costs requiring cash for the remainder of 2007 will be approximately $350,000. As of September 30, 2007, we have insufficient cash to operate our business at the current level for the next twelve months or to achieve our business goals. The success of our business plan beyond the next 6 months is contingent upon us obtaining additional financing. We intend to fund operations through equity and /or debt financing, which may be insufficient to fund our working capital or other cash requirements. There can be no assurance that such additional financing will be available to us on acceptable terms, or at all.
          Even if we receive the proceeds from the exercise of the January 2007 Warrants and, are successful in raising additional equity capital during the remainder of 2007, we will still be required to raise substantial additional capital in the future to fund our research and development programs, commercialize our product candidates and achieve profitability. Our ability to fund our future operating requirements will depend on many factors, including the following:
•	our ability to obtain funding from third parties, including any future collaborative partners, on reasonable terms;

•	our progress on research and development programs;

•	the time and costs required to gain regulatory approvals;

•	the costs of manufacturing, marketing and distributing our products, if successfully developed and approved;

•	the costs of filing, prosecuting and enforcing patents, patent applications, patent claims and trademarks;

•	the status of competing products; and

•	the market acceptance and third-party reimbursement of our products, if successfully developed and approved.
          In connection with the ETI Acquisition, we entered into a Strategic Master Services Agreement with Cato Research (“Cato Master Agreement”) to provide us with contract research and development services and regulatory advice (“CRO Services”). The Cato Master Agreement has an initial one year term, and is automatically renewable for additional one-year terms unless either party provides sixty days’ notice prior to the expiration of any one year term. The Cato Master Agreement provides an initial $80,000 credit for CRO Services and an ongoing 25% discount on all CRO Services rendered on a time and materials basis during the term of the agreement. In connection with the Cato Master Agreement, we entered into a Strategic Deferred Payment Agreement with Cato Research in September 2007. Pursuant to the Strategic Deferred Payment Agreement, we are entitled to defer payment to Cato Research for certain critical path CRO Services provided under the Cato Master Agreement for the earlier of six (6) months from the due date of each invoice relating to such CRO Services or the date we close at least $5,000,000 in equity financing following the date of the agreement. The CRO Services covered by the Strategic Deferred Payment Agreement relate to five (5) core AzoneTS drug development programs, regulatory matters related to such development programs and other programs as agreed upon by the parties. The Strategic Deferred Payment Agreement may be extended for three (3) months by agreement of the parties.
          On September 14, 2007, we completed a private placement of Senior Promissory Bridge Notes (the “Senior Notes”) in the aggregate principal amount of $1,325,000 to strategic institutional and individual accredited investors. The Senior Notes are due September 15, 2008 and accrue interest at a rate of 10% per annum. Interest is payable upon maturity. If we engage in a subsequent equity or equity linked financing or a combination of equity financings resulting in gross proceeds totaling at least $2,500,000 on or before December 15, 2007, inclusive of the Senior Notes (a “Qualified Financing”), then the Senior Notes will be converted automatically into the equity securities issued in the Qualified Financing. The terms of the Senior Notes reflect a 20% premium in the event of an exchange such that upon an automatic exchange of the Senior Notes in any

Qualified Financing, the holders of the Senior Notes will be deemed to have tendered an amount equal to 120% of the outstanding principal and interest of the Senior Notes in exchange for the equity securities issued to such holders in the Qualified Financing. In connection with the closing of a Qualified Financing, the Company will pay Burnham Hill Partners eight percent (8%) of the gross proceeds received by the Company plus warrants equal to ten percent (10%) of the number of shares.
          If a Qualified Financing has not been completed on or before December 15, 2007, the Senior Notes are convertible into shares of our common stock at a ratio determined by dividing the outstanding principal and interest of each Senior Note by a price per share equal to the price per share of our most recent equity or equity-linked financing. As of September 14, 2007, the most recent equity or equity-linked financing was in July 2007 at a price of $1.00 per share. The Senior Notes also contain a provision that allows a holder, in the event that a Qualified Financing does not occur by December 15, 2007, to exchange its Senior Notes for securities issued in any other subsequent equity or equity-linked financing.
          If a Qualified Financing is not completed, the holders of the Senior Notes shall have a single demand registration right exercisable upon the approval of a majority of the holders of the outstanding principal and interest. We are under no obligation to engage in the Qualified Financing or any other future equity financing.
          Events of default under the Senior Notes include our failure to make payment of principal or interest for a period of three business days after such payment is due, the acceleration of more than $100,000 of any other of our indebtedness prior to maturity or payment date (where such payment has not been discharged or stayed within ten business days), a judgment or order against us for the payment of money in excess of $100,000, a bankruptcy of the Company (whether voluntary or involuntary) or general assignment for the benefit of our creditors.
          The terms of the Senior Notes provide that the Senior Notes rank senior to all issued and outstanding indebtedness and equity of the Company. Furthermore, we are restricted from issuing any new indebtedness, as defined, while the Senior Notes are outstanding.
          In connection with our private placement equity financing in January 2007, we issued warrants to purchase an aggregate of 1,650,000 shares of common stock at an exercise price of $0.21 per share (the “January 2007 Warrants”). If the per share market value (as defined in the January 2007 Warrants) of our common stock for any twenty (20) consecutive trading days equals or exceeds $0.63 per share, then we may, with the prior written consent of the warrant holders, redeem the unexercised portion of the January 2007 Warrants in cash at a price equal to the number of shares of common stock that remain subject to the January 2007 Warrants multiplied by $0.001. During the three months ended June 30, 2007, our common stock traded 20 consecutive trading days above $0.63. Should the January 2007 Warrant holders exercise their January 2007 Warrants, we would receive gross proceeds of approximately $346,500 for working capital purposes. As of September 30, 2007, the January 2007 Warrants to purchase 143,750 shares of our common stock were exercised voluntarily, providing gross proceeds of approximately $30,000.
          During June and July 2007, we completed a total of three closings of a private placement of our Common Stock which provided us with aggregate gross proceeds of $1,815,000 (net proceeds were approximately $1,641,000) (the “Financing”). The investors in the Financing purchased 1,815,000 shares of our Common Stock at a per share purchase price of $1.00 and received five-year warrants to purchase an aggregate of 544,500 shares of Common Stock at a per share exercise price of $1.40 (the “Financing Warrants”). We have the right to terminate the Financing Warrants, upon fifteen (15) days’ notice, in the event (i) the closing bid price of our Common Stock for twenty-two (22) consecutive trading days is equal to or greater than $3.00 per share and (ii) we have registered for resale the shares of Company Common Stock underlying the Financing Warrants, provided that the registered holder has the right to exercise the Financing Warrant at any time prior to such termination. The Financing Warrants contain customary provisions for adjustment to the exercise price in the event of stock splits, combinations and dividends. The Warrants also contain weighted average anti-dilution provisions that provide for an adjustment to the then effective exercise price if we issue equity securities without consideration or for consideration less than $1.00 per share.
          We used the net proceeds of the Financing for product development, funding of clinical trials, possible acquisitions or licensing of technologies or businesses, working capital and general corporate purposes.
Risk Factors
          In addition to the other information set forth in this Form 10-QSB, you should carefully consider the factors discussed in Part II, Item 6, subsection “Risk Factors” of our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2006 which could materially affect our business, financial condition or future results of operations. The risks described in our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2006 are not the only risks that we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially adversely affect our business, financial condition and future results of operations. Other than as set forth below, there have been no material changes from the risk factors previously disclosed in Item 6, subsection “Risk Factors” to Part II of our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2006.
We operate in a rapidly changing environment that involves a number of risks, some of which are beyond our control. Forward-looking statements in this document and those made from time to time by us through our senior management are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements concerning the expected future revenues or earnings or concerning projected plans, performance, or development of products and services, as well as other estimates related to future operations are necessarily only estimates of future results and there can be no assurance that actual results will not materially differ from expectations. Forward-looking statements represent management’s current expectations and are inherently uncertain. You should carefully consider the risks described below, in addition to the other information in this report on Form 10-QSB and our report on Form 10-KSB for the year ended December 31, 2006, before making an investment decision. Each of these risk factors could adversely affect our business, financial condition, and operating results as well as adversely affect the value of an investment in our Common Stock. We do not undertake any obligation to update any forward-looking statements. Factors that could cause actual results to differ materially from results anticipated in forward-looking statements include, but are not limited to, the following:
If we fail to raise additional capital, we will be unable to continue our business.
          Our development efforts to date have consumed and will continue to require substantial amounts of capital in connection with our skin permeation technologies (including SonoPrep®,transdermal diagnostics and drug delivery). Our product development programs require substantial capital outlays in order to reach product commercialization. As we enter into more advanced product development of our skin permeation technology and our continuous transdermal glucose monitoring (“CTGM”) system, we will need significant funding to complete product development and to pursue product commercialization. Additionally, our auditors have expressed substantial doubt about our ability to continue as a going concern. Our ability to continue our business and our research, development and testing activities and commercialize our products in development is highly dependent on our ability to obtain additional sources of financing, including by entering into and maintaining collaborative arrangements with third parties who have the resources to fund such activities. Any future equity financing, if available, may result in substantial dilution to existing shareholders, and future debt financing, if available, may include restrictive covenants or may require us to grant a lender a security interest in our assets.
          We may not be successful in entering into any new collaboration or license agreement that results in material revenues. Additionally, we do not expect that the revenues generated from these arrangements would be sufficient alone to continue or expand our research or development activities and otherwise sustain our operation in the near term, if at all. To the extent that we attempt to raise additional funds through third party collaborations and/or licensing arrangements, we may be required to relinquish some rights to our technologies or products currently in various stages of development, or grant licenses or other rights on terms that are not favorable to us. Any failure by us to timely procure additional financing or investment adequate to fund our ongoing operations, including planned product development initiatives, clinical studies and commercialization efforts, will have material adverse consequences on our business operations and as a result, on our consolidated financial condition, results of operations and cash flows.
We have a history of operating losses, and we expect our operating losses to continue for the foreseeable future and we may not continue as a going concern.
          We have generated limited revenue and have had operating losses since our inception. Since inception, our accumulated deficit was approximately $44,700,000 million as of September 30, 2007. Losses have resulted principally from costs incurred in connection with our research and development activities and from general and administrative costs associated with our operations. The audit report from Wolf & Company, P.C., our independent registered public accounting firm, relating to our 2006 financial statements contains Wolf’s opinion that our recurring losses from operations, significant accumulated deficit and our failure to raise sufficient capital to fund our operations raise substantial doubt about our ability to continue as a going concern. We also expect to experience negative cash flows for the foreseeable future as we fund our operating losses and capital expenditures. This will result in decreases in our working capital, total assets and shareholders’ equity, which may not be offset by future funding. It is possible that we will never generate sufficient revenue to achieve and sustain profitability. Even if we achieve profitability, we may not be able to sustain or increase profitability. We expect our operating losses to continue and increase for the foreseeable future as we continue to expend substantial resources to conduct research and development, feasibility and clinical studies, obtain regulatory approvals for specific additional use applications of our skin permeation technologies (including SonoPrep® and other alternative technologies), obtain regulatory approval for our CTGM system, identify and secure collaborative partnerships, and manage and execute our obligations in possible strategic collaborations. Our failure to achieve profitability could negatively impact the value and market price of our Common Stock. Even if we do become profitable, we cannot assure you that we would be able to sustain or increase profitability on a quarterly or annual basis.

Our principal shareholders own a significant percentage of our stock and will be able to exercise significant influence.
Our principal shareholders own a significant percentage of our outstanding capital stock. Accordingly, these shareholders may be able to determine the composition of a majority of our Board of Directors, retain the voting power to approve certain matters requiring shareholder approval, and continue to have significant influence over our affairs. This concentration of ownership could have the effect of delaying or preventing a change in our control. Additionally, this significant concentration of share ownership may adversely affect the trading price of our Common Stock because investors often perceive disadvantages in owning stock in companies with a concentration of ownership.
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
     The risks involved with collaborating with strategic partners include, but are not limited to, the following:
•	such strategic partners are likely to be larger, better capitalized companies and therefore have significant leverage in negotiating terms of such collaborative arrangements;

•	such collaborative arrangements could terminate upon the expiration of certain notice periods;

•	collaboration partners may insist on and obtain significant interests in our intellectual property rights, for example, Bayer received an exclusive worldwide right and license of our intellectual property rights to make, have made, use, import and sell a continuous transdermal glucose monitoring system utilizing ultrasonic techniques;

•	funding by collaborative partners may be dependent upon the satisfaction of certain goals or “milestones” by certain specified dates, the realization or satisfaction of which may be outside of our control, for example, our receipt of a future milestone payment from Bayer is dependent on Bayer’s successful product development efforts by December 31, 2007 and its desire to maintain such exclusive rights, which may not occur;

•	collaborative partners may retain a significant degree of discretion regarding the timing of these activities and the amount and quality of financial, personnel and other resources that they devote to these activities;

•	disputes may arise between us and any future collaborative partner regarding their respective rights and obligations under the collaborative arrangements, which may be costly; and

•	any future collaborative partner may not be able to satisfy its obligations under its arrangement with us or may intentionally or unintentionally breach its obligations under the arrangement.
The trading price of our common stock entails additional regulatory requirements, which may negatively affect such trading price.
     Our common stock is currently listed on the OTC Bulletin Board, an over-the-counter electronic quotation service, which stock currently trades below $5.00 per share. We anticipate the trading price of our common stock may continue to be below $5.00 per share. As a result of this price level, trading in our common stock would be subject to the requirements of certain rules promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These rules require additional disclosure by broker-dealers in connection with any trades generally involving any non-NASDAQ equity security that has a market price of less than $5.00 per share, subject to certain exceptions. Such rules require the delivery, before any penny stock transaction, of a disclosure schedule explaining the penny stock market and the risks associated therewith, and impose various sales practice requirements on broker-dealers who sell penny stocks to persons other than established customers and accredited investors (generally institutions). For these types of transactions, the broker-dealer must determine the suitability of the penny stock for the purchaser and receive the purchaser’s written consent to the transaction before sale. The additional burdens imposed upon broker-dealers by such requirements may discourage broker-dealers from effecting transactions in our common stock. As a consequence, the market liquidity of our common stock could be severely affected or limited by these regulatory requirements.
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
Risks related to our discovery, development and commercialization of new medicines
Our failure to commercialize Durhalieve™ and initiate and complete preclinical studies and clinical trials for our other AzoneTS™ product candidates would adversely affect our business.
The product candidates in our AzoneTS™ pipeline are at various stages of developments. We have filed a NDA covering our most advanced AzoneTS™ product candidate, Durhalieve™ for corticosteroid responsive dermatoses, with the FDA and we are awaiting guidance from the FDA regarding the remaining manufacturing activities necessary to secure market approval. We believe that the failure to advance Durhalieve™ beyond its current stage of development will have a material adverse effect on our prospects and on our business, financial condition and results of operations.
Several of our AzoneTS™ pipeline programs involve reformulations of well-established, FDA-approved products. We must successfully complete nonclinical development activities, including formulation development, process development and manufacturing activities, with respect to these product candidates before we can commence late-stage clinical development necessary to obtain regulatory approval. These nonclinical development activities, as well as the clinical trials associated with each AzoneTS reformulation development program, are expensive, uncertain and will take several years to complete and may not yield results that support further clinical development or product approvals.
Conducting clinical studies for any of our product candidates for approval in the United States requires filing an IND and reaching agreement with the FDA on clinical protocols, finding appropriate clinical sites and clinical investigators, securing approvals for such studies from the institutional review board at each such site, manufacturing clinical quantities of drug candidates, supplying drug product to clinical sites and enrolling sufficient numbers of participants. We cannot guarantee that we will be able to successfully accomplish these activities or all of the other activities necessary to initiate and complete clinical trials. As a result, our nonclinical and clinical development programs may be extended, delayed or terminated, and we may be unable to obtain regulatory approvals or successfully commercialize our product candidates.
Our results to date provide no basis for predicting whether any of our product candidates will be safe or effective, or receive regulatory approval.
Except for Durhalieve™, our AzoneTS™ product candidates are in early stages of development and the likelihood of success of each product candidate is speculative. To date, the data supporting our AzoneTS™ drug development programs and new chemical entities are derived solely from laboratory and preclinical studies and limited early stage clinical trials. Additional clinical trials in humans may not show that our current formulation of AzoneTS™ drug candidates are safe and effective, in which event we may need to reformulate or abandon development of these other product candidates. It is impossible to predict when or if our early-stage AzoneTS™ pipeline products will prove effective or safe in humans or will receive regulatory approval. These reformulated compounds may not demonstrate in patients the chemical and pharmacological properties ascribed to them in laboratory studies, or early stage clinical trials, and they may interact with human biological systems or other drugs in unforeseen, ineffective or harmful ways. If we are unable to discover or successfully develop drugs that are effective and safe in humans, we will not have a viable business.
We may not be able to gain market acceptance of our product candidates, which would prevent us from becoming profitable.
We cannot be certain that any of our product candidates will gain market acceptance among physicians, patients, healthcare payers, hospitals pharmaceutical companies and the medical community in general. The degree of market acceptance will depend on a number of factors, including:
•	Our establishment and demonstration to the medical community of the clinical efficacy and safety of our product candidates;

•	Our ability to create products that are superior to alternatives currently on the market; and

•	Our ability to establish in the medical community the potential advantage of our treatments over alternative treatment methods;
These and other factors combined with obtaining regulatory approvals will not guarantee future revenues. Sales of medical products largely depend on the reimbursement of patients’ medical expenses by government healthcare programs and private health insurers. Governments and private insurers closely examine medical products to determine whether they should be covered by reimbursement and if so, the level of reimbursement that will apply. We cannot be certain that third party payers will sufficiently reimburse sales of our products, or enable us to sell our products at profitable prices. Similar concerns could also limit the reimbursement amounts that health insurers or government agencies in other countries are prepared to pay for our products. In many countries where we plan to market our products, including countries in Europe, Japan and Canada, the pricing of prescription drugs is controlled by the government or regulatory agencies. Regulatory agencies in these countries could determine that the pricing for our products should be based on prices of other commercially available drugs for the same disease, rather than allowing us to market our products at a premium as new drugs.
Sales of medical products also depend on physicians’ willingness to prescribe the treatment, which is likely to be based on a determination by these physicians that the products are safe, therapeutically effective and cost-effective. We cannot predict whether physicians, other healthcare providers, government agencies or private insurers will determine that our products are safe, therapeutically effective and cost effective relative to competing treatments.

We may not be able to manufacture our product candidates in clinical or commercial quantities, which would prevent us from commercializing our product candidates.
To date, our product candidates have been manufactured in small quantities by us and third party contract manufacturers for preclinical studies and clinical trials. If any of our product candidates is approved by the FDA or other regulatory agencies for commercial sale, we will need to manufacture it in larger quantities. We intend to use third parties to manufacture our products for commercial quantities. Our third party manufacturers may not be able to successfully increase the manufacturing capacity for any of our product candidates in a timely or efficient manner, or at all. If we are unable to successfully increase the manufacturing capacity for a product candidate, the regulatory approval or commercial launch of that product candidate may be delayed or there may be a shortage in the supply of the product candidate. Our failure or the failure of our third party manufacturers to comply with the FDA’s good manufacturing practices and to pass inspections of the manufacturing facilities by the FDA or other regulatory agencies could seriously harm our business.
We may not be able to obtain and maintain the third party relationships that are necessary to develop, commercialize and manufacture some or all of our product candidates.
We expect to depend on collaborators, partners, licensees, clinical research organizations, manufacturers and other third parties to support our discovery efforts, to reformulate our AzoneTS product candidates, to conduct clinical trials for some or all of our product candidates, to manufacture clinical and commercial scale quantities of our product candidates and products and to market, sell, and distribute any products we successfully develop.
We cannot guarantee that we will be able to successfully negotiate agreements for or maintain relationships with collaborators, partners, licensees, clinical investigators, manufacturers and other third parties on favorable terms, if at all. If we are unable to obtain or maintain these agreements, we may not be able to clinically develop, formulate, manufacture, obtain regulatory approvals for or commercialize our product candidates, which will in turn adversely affect our business.
We expect to expend substantial management time and effort to enter into relationships with third parties and, if we successfully enter into such relationships, to manage these relationships. We must attract and retain collaborative partners and to develop technologies and pipeline candidates that meet the requirements of prospective collaborative partners. In addition, substantial amounts of our expenditures will be paid to third parties in these relationships.
However, we cannot control the amount or timing of resources our contract partners will devote to our research and development programs, product candidates or potential product candidates, and we cannot guarantee that these parties will fulfill their obligations to us under these arrangements in a timely fashion, if at all. In addition, our contract partners will generally have the right to abandon research projects and terminate applicable agreements, including funding obligations, prior to or upon the expiration of agreed upon research terms. There can be no assurance that we will be successful in establishing multiple future collaborative arrangements on acceptable terms or at all, that current or future collaborative partners will not terminate funding before completion of projects, that our existing or future collaborative arrangements will result in successful product commercialization or that we will derive any revenues from such arrangements. Some or all of our collaborative partners may receive co-exclusive rights to market products incorporating our technology in a particular field of use or a particular territory. The grant of such rights will limit our alternatives in commercializing certain of our products and technologies.
We have no experience in sales, marketing and distribution and may have to enter into agreements with third parties to perform these functions, which could prevent us from successfully commercializing our product candidates.
We currently have no sales, marketing or distribution capabilities. To commercialize our product candidates, we must either develop our own sales, marketing and distribution capabilities, which will be expensive and time consuming, or make arrangements with third parties to perform these services for us. If we enter into third party arrangements, the third parties may not be capable of successfully selling any of our product candidates. If we decide to market any of our products on our own, we will have to commit significant resources to developing a marketing and sales force and supporting distribution capabilities. If we decide to enter into arrangements with third parties for performance of these services, we may find that they are not available on terms acceptable to us, or at all. If we are not able to establish and maintain successful arrangements with third parties or build our own sales and marketing infrastructure, we may not be able to commercialize our product candidates which would adversely affect our business and financial condition.

We may fail to select or capitalize on the most scientifically, clinically or commercially promising or profitable product candidates.
We have limited technical, managerial and financial resources to determine which of our product candidates should proceed to initial clinical trials, later stage clinical development and potential commercialization. We may make incorrect determinations. Our decisions to allocate our research and development, management and financial resources toward particular product candidates or therapeutic areas may not lead to the development of viable commercial products and may divert resources from better opportunities. Similarly, our decisions to delay or terminate drug development programs may also be incorrect and could cause us to miss valuable opportunities.
If we are not able to retain our current senior management team and our scientific advisors or continue to attract and retain qualified scientific, technical and business personnel, our business will suffer.
We are dependent on the members of our management team and our scientific advisors for our business success. An important element of our strategy is to take advantage of the research and development expertise of our current management and to utilize the unique expertise of our scientific advisors. We currently have employment agreements with all of our senior executive officers. Our employment agreements with our senior executive officers are terminable on short notice or no notice and provide for severance and change of control benefits. The loss of any one of our senior executive officers or key scientific consultants could result in a significant loss in the knowledge and experience that we, as an organization, possess and could cause significant delays, or outright failure, in the development and further commercialization of our product candidates.
To grow, we will need to hire a significant number of qualified commercial, scientific and administrative personnel. However, there is intense competition for human resources, including management in the technical fields in which we operate, and we may not be able to attract and retain qualified personnel necessary for the successful development and commercialization of our product candidates. Our inability to attract new employees or to retain existing employees could limit our growth and harm our business.
Disputes under key agreements or conflicts of interest with our scientific advisors or clinical investigators could delay or prevent development or commercialization of our product candidates.
Any agreements we have or may enter into with third parties, such as collaboration, license, formulation supplier, manufacturing, clinical research organization or clinical trial agreements, may give rise to disputes regarding the rights and obligations of the parties. Disagreements could develop over rights to ownership or use of intellectual property, the scope and direction of research and development, the approach for regulatory approvals or commercialization strategy. We intend to conduct research programs in a range of therapeutic areas, but our pursuit of these opportunities could result in conflicts with the other parties to these agreements who may be developing or selling pharmaceuticals or conducting other activities in these same therapeutic areas. Any disputes or commercial conflicts could lead to the termination of our agreements, delay progress of our product development programs, compromise our ability to renew agreements or obtain future agreements, lead to the loss of intellectual property rights or result in costly litigation.
We collaborate with outside scientific advisors and collaborators at academic and other institutions that assist us in our research and development efforts. Our scientific advisors are not our employees and may have other commitments that limit their availability to us. If a conflict of interest between their work for us and their work for another entity arises, we may lose their services.
We may encounter difficulties in managing our growth, which could adversely affect our operations.
We expect challenges as we grow our business and seek to obtain and manage relationships with third parties. Our ability to manage our operations and growth effectively depends upon the continual improvement of our procedures, reporting systems, and operational, financial, and management controls. We may not be able to implement improvements in an efficient or timely manner and may discover deficiencies in existing systems and controls. If we do not meet these challenges, we may be unable to take advantage of market opportunities, execute our business strategies or respond to competitive pressures which in turn may slow our growth or give rise to inefficiencies that would increase our losses.

We may acquire additional technology and complementary businesses in the future. Acquisitions involve many risks, any one of which could materially harm our business, including the diversion of management’s attention from core business concerns, failure to exploit acquired technologies, or the loss of key employees from either our business or the acquired business.
We may have challenges in managing our outside contractors for product and regulatory accomplishments.
     We rely heavily upon and have relationships with Cato Research, other outside contractors and consultants with expertise in drug development, regulatory strategy, manufacturing and other matters. These parties are not our employees and may have commitments to, or consulting or advisory contracts with, other entities that may limit their availability to us. We have limited control over the activities of consultants and outside contractors and, except as otherwise required by our collaboration and consulting agreements, can expect only limited amounts of their time to be dedicated to our activities. If any third party with whom we have or enter into a relationship is unable or refuses to contribute to projects on which we need their help, our ability to generate advances in our technologies and develop our product candidates could be significantly harmed.
Risks related to regulatory approvals
None of our product candidates has received regulatory approvals. If we are unable to obtain regulatory approvals to market one or more of our product candidates, our business will be adversely affected.
Except for Durhalieve, all of our product candidates are in early stages of development, and we do not expect these product candidates to be commercially available in the foreseeable future, if at all. Our product candidates are subject to strict regulation by regulatory authorities in the United States and in other countries. In particular, human pharmaceutical therapeutic product candidates are subject to rigorous preclinical and clinical testing and other requirements by the FDA in the United States and similar authorities in other countries in order to demonstrate safety and efficacy. Data obtained from preclinical studies and clinical trials are subject to varying interpretations that could delay, limit or prevent regulatory approval, and failure to comply with regulatory requirements or inadequate manufacturing processes are examples of other problems that could prevent approval. Because our product candidates involve or are expected to involve the application of new technologies or are based upon a new therapeutic approach, they may be subject to substantial additional review by various governmental regulatory authorities, and, as a result, the process of obtaining regulatory approvals for them may proceed more slowly than for product candidates based upon more conventional technologies. In addition, we may encounter delays or rejections due to additional government regulation from future legislation, administrative action or changes in the FDA policy. We do not know whether regulatory agencies will grant approval for any of our product candidates. Even if we complete preclinical studies and clinical trials successfully, we may not be able to obtain regulatory approvals or we may not receive approvals to make claims about our products that we believe to be necessary to effectively market our products.
We cannot market any product candidate until we have completed all necessary preclinical studies and clinical trials and have obtained the necessary regulatory approvals. Outside the United States, our ability to market any of our potential products is dependent upon receiving marketing approvals from the appropriate regulatory authorities. These foreign regulatory approval processes include all of the risks associated with the FDA approval process described above plus additional risks. If we are unable to receive regulatory approvals, we will be unable to commercialize our product candidates, and our business may fail.
Our product candidates must undergo rigorous clinical trials and regulatory approvals, which could delay or prevent commercialization of our product candidates.
All of our product candidates will be subject to rigorous and extensive clinical trials and extensive regulatory approval processes implemented by the FDA and similar regulatory bodies in other countries. The approval process is typically lengthy and expensive, and approval is never certain. We or our collaborators, if any, may delay, suspend or terminate clinical trials at any time for reasons including:
•	ongoing discussions with the FDA or comparable foreign authorities regarding the scope or design of our clinical trials;

•	delays or the inability to obtain required approvals from institutional review boards or other governing entities at clinical sites selected for participation in our clinical trials;

•	delays in enrolling patients and volunteers into clinical trials;

•	lower than anticipated retention rates of patients and volunteers in clinical trials;

•	the need to repeat clinical trials as a result of inconclusive or negative results or poorly executed testing;

•	insufficient supply or deficient quality of product candidate materials or other materials necessary to conduct our clinical trials;

•	unfavorable FDA inspection and review of a clinical trial site or records of any clinical or preclinical investigation;

•	serious and unexpected drug-related side effects or adverse device effects experienced by participants in our clinical trials; or

•	the placement of a clinical hold on a trial.
Positive or timely results from preclinical studies and early clinical trials do not ensure positive or timely results in late stage clinical trials or product approval by the FDA or any other regulatory authority. Product candidates that show positive preclinical or early clinical results often fail in later stage clinical trials. Data obtained from preclinical and clinical activities is susceptible to varying interpretations, which could delay, limit, or prevent regulatory approvals.
We have limited experience in conducting the clinical trials required to obtain regulatory approval. We may not be able to conduct clinical trials at preferred sites, enlist clinical investigators, enroll sufficient numbers of participants, or begin or successfully complete clinical trials in a timely fashion, if at all. Any failure to perform may delay or terminate the trials. Our current clinical trials may be insufficient to demonstrate that our potential products will be active, safe or effective. Additional clinical trials may be required if clinical trial results are negative or inconclusive, which will require us to incur additional costs and significant delays. If we do not receive the necessary regulatory approvals, we will not be able to generate product revenues and may not become profitable.
The regulatory approval process is costly and lengthy and we may not be able to successfully obtain all required regulatory approvals.
The preclinical development, clinical trials, manufacturing, marketing and labeling of pharmaceuticals are all subject to extensive regulation by numerous governmental authorities and agencies in the United States and other countries. We must obtain regulatory approval for each of our product candidates before marketing or selling any of them. It is not possible to predict how long the approval processes of the FDA or any other applicable federal or foreign regulatory authority or agency for any of our products will take or whether any such approvals ultimately will be granted. The FDA and foreign regulatory agencies have substantial discretion in the drug approval process, and positive results in preclinical testing or early phases of clinical studies offer no assurance of success in later phases of the approval process. Generally, preclinical and clinical testing of products can take many years and require the expenditure of substantial resources, and the data obtained from these tests and trials can be susceptible to varying interpretations that could delay, limit or prevent regulatory approval. If we encounter significant delays in the regulatory process that result in excessive costs, this may prevent us from continuing to develop our product candidates. Any delay in obtaining, or failure to obtain, approvals could adversely affect the marketing of our products and our ability to generate product revenue. The risks associated with the approval process include:
•	failure of our product candidates to meet a regulatory agency’s requirements for safety, efficacy and quality;

•	limitation on the indicated uses for which a product may be marketed;

•	unforeseen safety issues or side effects; and

•	governmental or regulatory delays and changes in regulatory requirements and guidelines.

Even if we receive regulatory approvals for marketing our product candidates, if we fail to comply with continuing regulatory requirements, we could lose our regulatory approvals, and our business would be adversely affected.
If we obtain regulatory agency approval for a new product, this approval may entail limitations on the indicated uses for which it can be marketed that could limit the potential commercial use of the product. Additionally, approved products are subject to continual review, and discovery of previously unknown problems with a product or its manufacturer may result in restrictions on the product of any commercially viable product will be subject to government regulation from several standpoints including the processes of manufacturing, advertising and promoting, selling and marketing, labeling and distribution. Enforcement actions resulting from our failure to comply with government and regulatory requirements could result in fines, suspension of approvals, withdrawal of approvals, product recalls, product seizures, mandatory operating restrictions, criminal prosecution, civil penalties and other actions that could impair the manufacturing, marketing and sale of our potential products and our ability to conduct our business.
Even if we are able to obtain regulatory approvals for any of our product candidates, if they exhibit harmful side effects after approval, our regulatory approvals could be revoked or otherwise negatively impacted, and we could be subject to costly and damaging product liability claims.
Even if we receive regulatory approval for Durhalieve™ and other products reformulated with our AzoneTS technology, we will have tested them in only a small number of patients during our clinical trials. If our applications for marketing are approved and more patients begin to use our product, new risks and side effects associated with our products may be discovered. As a result, regulatory authorities may revoke their approvals. We may be required to conduct additional clinical trials, make changes in labeling of our product, reformulate our product or make changes and obtain new approvals for our and our suppliers’ manufacturing facilities. We might have to withdraw or recall our products from the marketplace. We may also experience a significant drop in the potential sales of our product if and when regulatory approvals for such product are obtained, experience harm to our reputation in the marketplace or become subject to lawsuits, including class actions. Any of these results could decrease or prevent any sales of our approved product or substantially increase the costs and expenses of commercializing and marketing our product.
Failure to obtain regulatory and pricing approvals in foreign jurisdictions could delay or prevent commercialization of our products abroad.
If we succeed in developing any products, we intend to market them in Europe, Japan, Canada and other foreign jurisdictions. In order to do so, we must obtain separate regulatory approvals and comply with numerous and varying regulatory requirements. The approval procedure varies among countries and can involve additional testing. The time required to obtain approval abroad may differ from that required to obtain FDA approval. The foreign regulatory approval process may include all of the risks associated with obtaining FDA approval and additional risks associated with requirements particular to those foreign jurisdictions where we will seek regulatory approval of our products. We may not obtain foreign regulatory approvals on a timely basis, if at all. Approval by the FDA does not ensure approval by regulatory authorities in other countries, and approval by one foreign regulatory authority does not ensure approval by regulatory authorities in other foreign countries or by the FDA. We and our collaborators may not be able to file for regulatory approvals and may not receive necessary approvals to commercialize our products in any market outside the United States. The failure to obtain these approvals could materially adversely affect our business, financial condition and results of operations.
Healthcare reform measures could adversely affect our business.
The efforts of governmental and third-party payers to contain or reduce the costs of healthcare may adversely affect the business and financial condition of pharmaceutical companies. In the United States and in foreign jurisdictions there have been, and we expect that there will continue to be, a number of legislative and regulatory proposals aimed at changing the healthcare system. For example, in some countries other than the United States, pricing of prescription drugs is subject to government control, and we expect proposals to implement similar controls in the United States to continue. The pendency or approval of such proposals could result in a decrease in our Common Stock price or limit our ability to raise capital or to enter into collaborations or license rights to our products.
New federal legislation may increase the pressure to reduce prices of pharmaceutical products paid for by Medicare, which could adversely affect our revenues, if any.
The Medicare Prescription Drug Improvement and Modernization Act of 2003, or MMA, expanded Medicare coverage for drug purchases by the elderly and disabled beginning in 2006. The new legislation uses formularies, preferred drug lists and similar mechanisms that may limit the number of drugs that will be covered in any therapeutic class or reduce the reimbursement for some of the drugs in a class.

As a result of the expansion of legislation and the expansion of federal coverage of drug products, we expect that there will be additional pressure to contain and reduce costs. Legislation that would permit the federal government to negotiate drug prices directly with manufacturers under the Medicare prescription drug programs is currently under consideration. These cost reduction initiatives could decrease the coverage and price that we receive for our products in the future and could seriously harm our business. While the MMA applies only to drug benefits for Medicare beneficiaries, private payers often follow Medicare coverage policy and payment limitations in setting their own reimbursement systems, and any limits on or reductions in reimbursement that occur in the Medicare program may result in similar limits on or reductions in payments from private payers.
New federal laws or regulations on drug importation could make lower cost versions of our future products available, which could adversely affect our revenues, if any.
Both federal and state governments in the United States and governments in other countries continue to propose and pass legislation designed to contain or reduce the cost of healthcare. Legislation and regulations affecting the pricing of pharmaceuticals and other medical products may be adopted before any of our potential products are approved for marketing. Cost control initiatives could decrease the price that we receive for any product candidate we may develop in the future. In addition, third-party payors are increasingly challenging the price and cost-effectiveness of medical products and services and any of our potential products may ultimately not be considered cost-effective by these third parties. Any of these initiatives or developments could materially harm our business.
The prices of some drugs are lower in other countries than in the United States because of government regulation and market conditions. Under current law, importation of drugs into the United States is generally not permitted unless the drugs are approved in the United States and the entity that holds that approval consents to the importation. Various proposals have been advanced to permit the importation of drugs from other countries to provide lower cost alternatives to the products available in the United States. In addition, the MMA requires the Secretary of Health and Human Services to promulgate regulations for drug reimportation from Canada into the United States under some circumstances, including when the drugs are sold at a lower price than in the United States.
If the laws or regulations are changed to permit the importation of drugs into the United States in circumstances that are currently not permitted, such a change could have an adverse effect on our business by making available lower priced alternatives to our future products.
If we fail to obtain adequate reimbursement for our product candidates, the use of our potential products could be severely limited.
Our ability to successfully commercialize our product candidates will depend significantly on our ability to obtain acceptable prices and the availability of reimbursement to the patient from third-party payors. Significant uncertainty exists as to the reimbursement status of newly-approved healthcare products. If our potential products are not considered cost-effective or if we fail to generate adequate third-party reimbursement for the users of our potential products and treatments, then we may be unable to maintain price levels sufficient to realize an appropriate return on our investment in product development. In both the United States and other markets, sales of our potential products, if any, will depend in part on the availability of reimbursement from third-party payors, examples of which include government health administration authorities, private health insurers, health maintenance organizations, and pharmacy benefit management companies.
Risks related to our discovery, development and commercialization of biotechnology devices
Our medical device products are based on new technologies and are in early stages of development, and may not be successfully developed or achieve market acceptance.
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
Our future success may be dependent in part upon successful development of our continuous glucose monitor for the hospital intensive care unit and critical care unit markets.
     We amended our license agreement in 2005 with the Diabetes Care Division of Bayer Healthcare LLC (“Bayer”) and reacquired the worldwide co-exclusive rights to develop and market our continuous transdermal glucose monitoring (“CTGM”) system utilizing our SonoPrep® ultrasonic skin permeation technology for the hospital intensive care unit (“ICU”) markets. We have completed the first prototypes and have completed a human clinical study in 2006 at a leading Boston-area hospital, with a member of our Clinical Advisory Board serving as principal investigator. Although we believe the clinical rationale exists for our CTGM system for the ICU market, there can be no assurance that such amarket will be established, or that we will be able to successfully develop a product that will prove effective for this market or gain market acceptance should such a market develop. Our CTGM product development process may take several years and will require substantial capital outlays. If the ICU market does not develop as we expect, or if we are unable to successfully develop a CTGM product for such markets on a timely basis and within cost constraints, then our business and financial results will be materially adversely affected. In addition, under the terms of our license agreement, Bayer has rights to our current generation CTGM technology and has retained co-exclusive rights to the hospital ICU market and may compete with us in such market. If Bayer determines to compete with us in the ICU market, our financial results may be adversely affected.
Our potential markets are highly competitive and most participants are larger, better capitalized, and more experienced than Echo.
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
     Most of these companies are already producing and marketing glucose monitoring or drug delivery products, are either publicly traded or a division of a publicly traded company, and enjoy several competitive advantages over us. In addition, several of our competitors have products in various stages of development and commercialization similar to our continuous transdermal glucose monitoring system. At any time, these companies and others may develop products that compete directly with our proposed product concepts. In addition, Bayer has retained co-exclusive rights to the hospital ICU and CCU CTGM markets and may compete with us in such markets. Many of our competitors have resources allowing them to spend significantly greater funds for the research, development, marketing and sale of new or existing products, thereby allowing them to respond more quickly to new or emerging technologies and changes in customer requirements. For all of the foregoing reasons, we may not be able to compete successfully against our current and future competitors. If any of our competitors succeeds in developing a commercially viable product and obtaining government approval, our competitive position may be materially adversely affected.

Risks related to the pharmaceutical industry
Our competitors and potential competitors may develop products and technologies that are superior to or more cost-effective than ours, which may impact the commercial viability of our technologies and which may significantly damage our ability to sustain operations.
The industry in which we operate is intensely competitive. Many companies, universities, and research organizations developing competing product candidates have greater resources and significantly greater experience in financial, research and development, manufacturing, marketing, sales, distribution, and technical regulatory matters than we have. In addition, many competitors have greater name recognition and more extensive collaborative relationships. Our competitors could commence and complete clinical testing of their product candidates, obtain regulatory approvals, and begin commercial-scale manufacturing of their products faster than we are able to for our products. They could develop products that would render our product candidates, and those of our collaborators, obsolete and noncompetitive. Our competitors may develop more effective or more affordable products or achieve earlier patent protection or product commercialization than we do. If we are unable to compete effectively against these companies, then we may not be able to commercialize our product candidates or achieve a competitive position in the market. This would adversely affect our ability to generate revenues.
We may have significant product liability exposure which may harm our business and our reputation.
We face exposure to product liability and other claims if our product candidates, products or processes are alleged to have caused harm. These risks are inherent in the testing, manufacturing, and marketing of human therapeutic products. Although we currently maintain product liability insurance, we may not have sufficient insurance coverage, and we may not be able to obtain sufficient coverage at a reasonable cost, if at all. Our inability to obtain product liability insurance at an acceptable cost or to otherwise protect against potential product liability claims could prevent or inhibit the commercialization of any products or product candidates that we develop. If we are sued for any injury caused by our products, product candidates or processes, our liability could exceed our product liability insurance coverage and our total assets. Claims against us, regardless of their merit or potential outcome, may also generate negative publicity or hurt our ability to obtain physician endorsement of our products or expand our business.
Risks related to our intellectual property.
Our original intellectual property is owned by the Massachusetts Institute of Technology.
     We have an exclusive worldwide license from the Massachusetts Institute of Technology (MIT) under certain licensed patents to practice our ultrasound-mediated skin permeation technology. These licensed patents include five (5) granted and issued U.S. patents, three (3) granted and issued foreign patents, one (1) U.S. application and one (1) PCT W/O patent application. Under the license agreement, we have the right to advise and cooperate with MIT in the prosecution and maintenance of the foregoing patents. However, MIT controls the prosecution of these patents. If MIT does not adequately protect our patent rights, our ability to manufacture and market our products would be adversely affected.
We will need to protect our current intellectual property.
     In addition to the exclusive license from MIT, as of September 30, 2007 we owned six (6) granted and issued U.S. patents, four (4) granted and issued foreign patents, 11 pending U.S. and 30 pending foreign patent applications (including PCT W/O applications). In addition to strengthening our AzoneTS and SonoPrep skin permeation technology platforms, our intellectual property will serve to protect our rights to commercialize our continuous transdermal glucose monitoring technology. However, we can provide no assurance that patents will be issued from the patent applications, or, if issued, that they will be issued in a form that will be advantageous to us.
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
The medical device and pharmaceutical industries have experienced extensive litigation regarding patents and other intellectual property rights. Third parties could assert infringement or misappropriation claims against us with respect to our products. Any litigation or interference proceedings may require us to incur substantial legal and other fees and expenses. Such proceedings would also be time consuming and can be a significant distraction for employees and management, resulting in slower product development and delays in commercialization. In addition, an adverse determination in litigation or interference proceedings could subject us to significant liabilities to third parties, require us to obtain licenses from third parties or prevent us from selling our products in certain markets, or at all, which would have a material adverse effect on our reputation, business, financial condition and results of operations.
Item 3. Controls and Procedures
     Disclosure Controls and Procedures. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this report were effective in ensuring that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that the information required to be disclosed by us in such reports is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
     Internal Control over Financial Reporting. There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the fiscal quarter to which this report relates that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION
Item 1. Legal Proceedings
     Reference is made to the legal proceedings described in our Form 10-KSB for the fiscal year ended December 31, 2006.
Item 6. Exhibits
     The Exhibits listed in the Exhibit Index immediately preceding such Exhibits are filed with or incorporated by reference in this report.

SIGNATURES
     In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ECHO THERAPEUTICS, INC.
Date: November 19, 2007	By:	/s/ PATRICK T. MOONEY, MD
Patrick T Mooney, MD
Chief Executive Officer

By:	/s/ HARRY G. MITCHELL
Harry G. Mitchell
Chief Operating Officer and Chief Financial Officer

EXHIBIT INDEX

10.1	Form of Warrant to Purchase Shares of Common Stock

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Operating Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Operating Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.