Form 10KSB
period 2007-12-31
Echo Therapeutics, Inc.
filed 2008-03-31
CIK 1031927

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-KSB

(Mark One)
☑	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: December 31, 2007
☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

COMMISSION FILE NUMBER 000-23017

ECHO THERAPEUTICS, INC.
(Name of small business issuer in its charter)

MINNESOTA (State or other jurisdiction of incorporation or organization)	41-1649949 (I.R.S. Employer Identification No.)

10 Forge Parkway, Franklin, Massachusetts (Address of principal executive offices)	02038 (Zip Code)

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

Issuer’s revenues for its most recent fiscal year: $57,953.

The approximate aggregate market value of the voting and non-voting common equity held by non-affiliates of the issuer as of March 25, 2008, based upon the closing price of such stock on that date was approximately $17,632,600.

The number of shares of the issuer’s common stock outstanding as of March 25, 2008 was 18,510,581.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement (the “Definitive Proxy Statement”) to be filed with the Securities and Exchange Commission relative to the issuer’s 2008 Annual Meeting of Shareholders are incorporated by reference into Part III of this Form 10-KSB.

Transitional Small Business Disclosure Format (Check one):  Yes ☐     No ☑

ECHO THERAPEUTICS, INC.
2007 Annual Report on Form 10-KSB

In this report, the “Company”, “Echo,” “we,” “us,” and “our” refer to Echo Therapeutics, Inc., formerly known as Sontra Medical Corporation. “Common Stock” refers to Echo’s Common Stock, $0.01 par value.

We own or have rights to various copyrights, trademarks and trade names used in our business, including the following: AzoneTStm, Durhalievetm, Symphonytm tCGM System and SonoPrep®. All share and per share information in this Annual Report on Form 10-KSB, including the net loss per common share, has been retroactively restated to reflect Echo’s 1-for-10 reverse stock split on August 11, 2006.

This Annual Report on Form 10-KSB contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words “believes,” “anticipates,” “plans,” “expects” and similar expressions are intended to identify forward-looking statements. The important factors discussed under the caption “Risk Factors” in Item 6 of this report, among others, could cause actual results to differ materially from those indicated by forward-looking statements made herein and presented elsewhere by management. Such forward-looking statements represent management’s current expectations and are inherently uncertain. Investors are warned that actual results may differ from management’s expectations. Echo does not undertake any obligation to update forward-looking statements.

PART I

ITEM 1.	BUSINESS

Overview

We are a medical device and specialty pharmaceutical company. We are developing a non-invasive, wireless, transdermal continuous glucose monitoring (tCGM) system for people with diabetes and for use in hospital critical care units, together with a wide range of transdermal reformulations of specialty pharmaceutical products previously approved by the United States Food and Drug Administration (FDA).

Our Symphonytm tCGM System is a next-generation, non-invasive (needle-free), wireless tCGM system designed to provide reliable, on-demand blood glucose data conveniently, continuously and cost-effectively. Symphony incorporates our patented feedback mechanism for optimal skin permeation control and our continuous transdermal biosensor to detect glucose trends, and track glucose patterns, and to impact treatment adjustments to control complications associated with diabetes. With Symphony, we are focused on changing the current standard of care paradigm of invasive (needle-based), episodic blood glucose testing with our needle-free tCGM technology designed to improve patient compliance to frequent glucose testing and achieve better overall glucose control. All existing FDA-approved continuous glucose monitoring (CGM) systems are needle-based, requiring injection of a glucose sensor into the patient’s skin, which injections give rise risks of infection, inflammation or bleeding at the injection site. In addition, all existing, needle-based CGM systems leave a portion of a membrane polymer in the user’s skin each time the glucose sensor is removed. Symphony is a non-invasive tCGM system that does not require injection of its glucose biosensor and thus does not give rise to injection-site risk or permanently deposit a membrane polymer in the user’s skin each time the sensor is removed, key features and benefits of our Symphony tCGM compared to current CGM systems.

Our specialty pharmaceuticals pipeline is based on our proprietary AzoneTStm transdermal drug reformulation technology. We believe that, despite their commercial success in large, chronic markets, many FDA-approved products with safety, efficacy and/or patient comfort and convenience issues that limit or prohibit their full commercial potential are amenable to our AzoneTS reformulation technology focused on improved dermal penetration. We are leveraging our AzoneTS dermal penetration technology to engineer and develop a broad range novel topical reformulations of commercially successful, FDA-approved products, generally in accordance with the FDA’s Section 505(b)(2) guidelines. Our lead AzoneTS product candidate is Durhalievetm, an AzoneTS topical reformulation of triamcinolone acetonide. Durhalieve is covered by our New Drug Application (NDA) on file with the FDA for treatment of corticosteroid-responsive dermatoses. We believe Durhalieve also has the potential to be a needle-free treatment for keloid scarring.

Product Development Programs

Symphonytm tCGM System

Our lead medical device program is focused on our Symphony tCGM System, a next-generation, non-invasive (needle-free), wireless, transdermal continuous glucose monitoring (tCGM) system designed to provide reliable, real-time blood glucose data conveniently, continuously and cost-effectively. Symphony incorporates our proprietary skin permeation, transdermal biosensor, wireless transmission and data display technologies.

Symphony Skin Permeation Technologies

Our skin permeation technologies include both gentle abrasion and ultrasound. The key feature of each of our skin permeation technologies is our patented feedback mechanism to achieve optimal and pain-free skin preparation for our transdermal biosensor and wireless transmitter technologies.

Preludetm SkinPrep System

We are developing our Preludetm SkinPrep System as a safe, effective, easy-to-use and low-cost transdermal skin permeation medium for our Symphony tCGM System to enhance the flow of interstitial fluids and molecules across the protective membrane of the stratum corneum, the outmost protective layer of the skin. We expect Prelude to incorporate our patented skin permeation control feedback technology into a comfortable, wireless, hand-held device used to prepare a small area of the skin for the non-invasive sensor and monitoring components of our tCGM system. We expect to achieve technical feasibility of Prelude in the near term, and we plan to use Prelude in the remaining pilot and pivotal clinical studies necessary to commercialize our Symphony tCGM System.

SonoPrep® System

Our SonoPrep System also incorporates our patented skin permeation control feedback control technology and utilizes non-invasive transdermal ultrasound as a skin permeation medium to enhance the flow of interstitial fluids and molecules across the protective membrane of the stratum corneum, the outmost protective layer of the skin, to our continuous glucose biosensors. Our SonoPrep skin preparation system was used in the pilot clinical studies of our Symphony tCGM System conducted prior to the date of this report.

Skin Permeation Control Feedback Mechanism

The proprietary feedback control mechanism in our skin permeation system consists of software, microprocessor controlled circuit and measuring electrodes. While the system is in operation, the circuit also measures the real-time electrical conductivity of the test skin site. The system turns off automatically when the conductivity measurement reaches the appropriate stopping point as identified by the software, thus producing individualized, optimal skin permeation. As a result, the system only removes the outmost layer of the epidermis, the stratum corneum, a layer of about 0.01 mm in thickness consisting of only dry, dead skin cells. With advantages of our proprietary feedback control mechanism, we believe our skin permeation systems can provide safe, effective and pain-free transdermal results.

Symphony Transdermal Glucose Biosensor Technologies

The transdermal glucose biosensor component of our Symphony tCGM System consists of an electrochemical glucose sensor, a composite hydrogel layer, a potentiostat and a short-range RF transmitter. Sensor readings are transmitted to a remote monitor/receiver where data are processed and displayed to the user. In the near term, we believe optimally controlled skin permeation of the target landing zone on the skin site is achieved by using Prelude, our next generation skin permeation system.

When the Symphony biosensor is placed on a properly permeated skin site, the hydrogel not only can establish and maintain continuous fluid paths through the skin, but also act as a reliable reservoir for the sensing chemistry to receive glucose flux and convert it into flux of hydrogen peroxide. Then hydrogel peroxide is consumed by the electrochemical sensor and continuous electrical signal is generated in the process.

The diffusion gradient and biosensor consumption of glucose are a function of the blood glucose concentration in the subpapillary vessels beneath the epidermis. As a result, the biosensor generates continuous current that is proportional to the blood glucose concentration. The first calibration is made when the biosensor stabilizes, followed by subsequent calibrations depending on the applications. Due to our advanced hydrogel chemistry and the well-controlled skin permeation process, the glucose flux detected by the biosensor can provide reliable continuous glucose readings for 24 hours. Pursuant to our former strategic partnership with Bayer Healthcare, we co-developed our initial generation tCGM monitoring system, incorporating SonoPreptm, our ultrasound-based skin permeation system, and our transdermal biosensor technologies.

Symphony Wireless Transmitter

The Symphony transmitter assembly consists of coupling hydrogel/chemistry, biosensor electrodes and integrated electronics. For data security and to save power, the assembly digitizes, stores and transmits discrete, coded signals via a wireless link to the Symphony receiving monitor. Once the sensor is connected and adhered to the skin, the transmitter switches on automatically and starts to broadcast data once every minute. A medical grade adhesive keeps the transmitter in place and a hermetic seal protects the chemistry and electronics from fluid invasion. Disposable components of the transmitter assembly are the hydrogel and the biosensor electrodes. In our current prototype design, our Symphony transmitter is reusable, but we believe it can also be disposable depending on its application. Based upon our pilot clinical studies to date, we believe our Symphony transmitter assembly can be applied to the forearm, upper arm, chest, upper back, abdomen and many other sites on the body with tangible soft tissue.

Symphony Monitor

Our Symphony monitor receives digitally coded data from the transmitter assembly and then decodes the data every one minute. Once a reference blood glucose value is entered manually (a calibration) after a one hour warm-up period, the decoded data are converted to blood glucose reading by a built-in data algorithm. The Symphony monitor displays the date, time of day, biosensor current, blood glucose reading and rate of increase or decrease, amount of time the transmitter has been switched on, battery status, and any alarm or error modes.

A membrane key pad allows the user to interface with the monitor. The keys provide for on/off, data entry, calibration, alarm silencing, and monitor resetting. Both the key pad and the LCD display are back lighted to support full operation in the dark. The monitor also contains an audible alarm, a RF receiver, a programming port, a rechargeable battery pack and a USB data port for computerized record keeping or in-depth data analysis. We expect our Symphony monitor to offer several display options to the user, including a glucose graphical presentation, and allow for programmable alarm thresholds at prescribed blood glucose limits to help the user identify impending hyperglycemia and hypoglycemia.

Symphony Market Opportunities

Diabetes Home Use Market

Diabetes is a chronic and life-threatening disease caused by the body’s inability to produce or properly use insulin, a key hormone the body uses to break down the sugars and starches from food into glucose, which fuels the cells in the body. Insulin takes the sugar from the blood into the cells. When glucose builds up in the blood instead of going into cells, it can cause the cells to become starved for energy, and over time, damage the eyes, kidneys, nerves or heart. Although the cause of diabetes remains unclear, genetics and lifestyle factors such as obesity and lack of exercise appear to play important roles. According to the American Diabetes Association (ADA), about 21 million people in the United States, or approximately seven percent (7%) of the population, have diabetes, including over 6 million people who remain unaware that they have the disease. In addition, before people develop Type 2 diabetes (discussed below), they usually have “pre-diabetes,” or blood glucose levels that are higher than normal but not yet high enough to be diagnosed as diabetes. According to the ADA, there are 54 million people in the United States who have pre-diabetes.

When blood glucose levels are high, diabetes patients often administer insulin to reduce their blood glucose level. Unfortunately, insulin administration can reduce blood glucose levels below the normal range, causing hypoglycemia. In cases of severe hypoglycemia, diabetes patients risk severe and acute complications, such as loss of consciousness or death. Due to the drastic nature of acute complications associated with hypoglycemia, many diabetes patients are afraid of sharply reducing their blood glucose levels and often remain in a hyperglycemic state, exposing themselves to long-term complications of that condition.

Diabetes is typically classified into two major groups: Type 1 and Type 2. Type 1 diabetes usually develops in children and young adults and is characterized by the body’s inability to produce insulin. People with Type 1 diabetes rely on frequent administration of insulin to regulate their blood glucose levels. Type 2 diabetes, by far the most common form of the disease worldwide, results when either the body does not produce enough insulin or cells in the body ignore the insulin produced and become insulin-resistant. People with Type 2 diabetes often require diet and nutrition management, exercise, oral medications or insulin administration to regulate their blood glucose levels.

According to the ADA, the cost of diabetes care in the United States in 2007 was more than $174 billion, including $116 billion in excess medical expenditures attributed to diabetes and $58 billion in reduced national productivity. The ADA estimates that people with diabetes, on average, have medical expenditures that are approximately 2.3 times higher than the expenditures would be in the absence of diabetes and that approximately $1 in $10 healthcare dollars is attributed to diabetes. A significant portion of overall diabetes care costs, approximately $7 billion according to industry sources, is attributable to costs associated with monitoring blood glucose levels, and that market segment is projected to grow substantially by 2010 as patients and their physicians seek additional ways to manage glucose levels more effectively.

Importance of Continuous Blood Glucose Monitoring

We believe that continuous blood glucose monitoring can be an important part of a diabetes patient’s daily disease management program. Continuous blood glucose monitoring can help plan diabetes treatment, guide day-to-day choices about diet, exercise and insulin use, and avoid unwanted low blood glucose (hypoglycemia) and high blood glucose (hyperglycemia) events and the complications that they can cause. Because many factors affect blood glucose levels, such as the carbohydrate and fat content of food, exercise, stress, illness, and variability in insulin absorption among others, it is often challenging for diabetes patients to avoid frequent and unpredictable excursions above or below normal glucose levels. Patients are often unaware that their glucose levels are either too high or too low, and their inability to tightly control their glucose levels and prevent the complications often associated with unwanted glucose excursions can be overwhelming.

In an attempt to achieve and maintain blood glucose levels within a desired range, diabetes patients must measure their glucose levels. The ADA recommends that patients test their blood glucose levels at least three or four times per day. However, despite evidence that intensive glucose management reduces the long-term complications associated with diabetes, industry sources estimate that people with diabetes test, on average, less than twice per day. We believe our Symphony tCGM System has the potential to improve patient compliance to frequent glucose testing, achieve better glucose control and make a positive impact on overall day-to-day diabetes management.

Symphony Diabetes Home Use Pilot Study

We completed our first diabetes home use pilot study in April 2003. The study was conducted using our first generation, ultrasound-based skin permeation system and our first generation glucose flux biosensor prototypes. Twenty glucose flux biosensors (two per patient) were placed over 20 ultrasound-treated skin sites of 10 adult subjects with Type 1 or Type 2 diabetes. Data were collected for eight to nine hours. As a control, blood glucose was measured from an intravenous catheter or finger-stick blood withdrawn every twenty minutes. Data comparing blood glucose measurements to data from the glucose flux biosensor showed a meaningful correlation (average r = 0.84). The accuracy of the data from this study demonstrated the technical feasibility of our first-generation Symphony system in the diabetes home use market. In November 2004, we completed a second pilot study that included 12 adult participants with either Type 1 or Type 2 diabetes with glucose clamping. Three glucose biosensors were applied to each participant, allowing over 2,000 glucose measurements to be collected. Data from this study showed a strong correlation (r = 0.90) between our transdermal biosensor and reference blood glucose measurements.

In July 2006, we completed our first pilot clinical study using our current generation Symphony system, which includes our second generation SonoPrep® ultrasound-based skin permeation device and improved single-use glucose transdermal biosensors, on 10 patients with diabetes at an independent clinic. The biosensors were coupled with a miniature analyzer which sent digitized data wirelessly to a monitor for data processing and display. The glucose sensor signal was referenced to finger-stick blood glucose meter readings. A total of 222 data points from this study were collected. The results showed that our transdermal biosensor could accurately measure continuous blood glucose readings for 12 hours with a single point calibration after only a one hour warm-up period.

We believe that incorporating our Preludetm SkinPrep System as the skin permeation component of our Symphony system will offer diabetes patients a painless easy-to-use and cost effective solution for frequently monitoring their blood glucose levels. Our biosensor technology advances for the diabetes home use market are expected to include simplified application, accelerated warm-up, extended life and significantly improved overall ease of use. We believe these advancements are expected to reduce system costs as necessary for applicable reimbursement models.

Hospital Critical Care Market

We believe Symphony has the potential to offer a non-invasive, wireless, tCGM solution for use in the rapidly emerging hospital critical care market. A primary cause of infection in critically ill patients is hyperglycemia which is a result of insulin resistance and total parenteral nutrition. Clinical studies have demonstrated that intensive insulin therapy to maintain tight glycemic control significantly reduces patient mortality, complications and infection rates, as well as hospital stays, services and overall hospital costs.

We believe regularly monitoring blood glucose levels will become a necessary procedure performed by hospital critical care personnel to achieve tight glycemic control and ensure improved patient outcomes. In a recent survey by Boston Biomedical Consultants of more than 60 hospital critical care unit managers and nurse clinicians in the United States, more than 90% of those surveyed acknowledged the benefits of tight glycemic control protocols in the hospital critical care setting. We believe tight glycemic control protocols are increasingly becoming the new standard of care in hospital critical care units across the United States, for patients with and without diabetes.

Today, standard practice by critical care nurses is to measure blood glucose at the patient’s bedside periodically. We believe that a tCGM system such as Symphony will save valuable nursing time and expense by avoiding the need for frequent bedside finger-stick blood glucose sampling, in addition to providing more clinically relevant, real-time glucose level information needed to develop better control algorithms for insulin administration.

In December 2006, we completed our initial hospital critical care pilot study at the Surgical Critical Care Unit of the Tufts-New England Medical Center (Tufts) using our ultrasound-based Symphony system on patients for a total of 24 hours, including during and after cardiovascular surgery. There were two phases to this pilot study. The initial phase provided our technical team and Tufts physicians and nurses with valuable hands-on experience with Symphony and highlighted necessary technical and clinical implementation modifications. After making these modifications, we completed the second phase of the study. In the second phase of the study, a total of 147 reference blood glucose measurements from 8 subjects were collected and analyzed with a proprietary data processing algorithm we developed for our July 2006 diabetes home use study. The primary statistical tools used to evaluate the performance of Symphony were Clarke Error Grid analysis and Mean Absolute Relative Difference (MARD). The Clarke Error Grid analysis was designed to evaluate the performance of glucometers and is used as an analytical tool to assess performance of continuous glucose monitors. The Clarke Error Grid is a plot of all data pairs categorized into five discrete areas: A, B, C, D and E. The A and B areas are the most clinically desirable zones and D and E are the least clinically desirable zones. Devices with a higher combined A and B percentage (closer to 100%) and lower combined D and E percentage (closer to 0) are considered to have better performance. Monitor performance is generally considered acceptable if at least ninety-five percent (95%) of the data points fall within the A/B region, along with negligible or no D/E points. MARD is an error calculation tool that measures the average relative difference between Symphony and the reference measurements, on a percentage basis. A low MARD error, below 20%, is consistent with an accurate device.

Clarke Error Grid analysis of data from the second phase of the study showed that Symphony had 100% of the data in the combined A and B areas with approximately 86% in the “A” region, 14% in the “B” region, and 0% in the “C” and “D” regions. The MARD for the study was approximately 11%. We believe the results of the second phase of this study showed that, despite significant adverse conditions typically associated with open heart surgery and recovery from such surgery in the complex hospital critical care setting, Symphony accurately and reliably measured blood glucose readings continuously for 24 hours.

In March 2008, we announced results from our second pilot study using our ultrasound-based Symphony system in the hospital critical setting at Tufts. The pilot study was designed to evaluate the performance of Symphony, including our newly-improved biosensor technology incorporating proprietary hydrogel chemistry. The study enrolled 25 adult patients scheduled for elective cardiac surgery. The study included both intra-operative and post-operative continuous monitoring of blood glucose levels. Two biosensors were applied to each subject, one prior to surgery and one after surgery. Both Symphony sensors remained on the patient for 24 hours. Blood glucose levels were monitored per the established protocol of Tufts. The participating subjects and the Tufts medical staff were blinded to data collected by the Symphony monitor.

In this trial, the continuous data were compared to reference measurements from blood analyzers, glucometers and lab results based on the Tufts glucose monitoring protocols. Those reference measurements were paired with the Symphony results through a data analysis algorithm.

Using approximately 1200 hours of continuous data from Symphony and 482 reference blood glucose measurements from 25 subjects in the study, Clarke Error Grid analysis of the study data showed that Symphony had over 97% of the data in the combined A and B areas with approximately 70% in the “A” region, 27% in the “B” region, and less than 3% in the “D” region. The MARD for the study was approximately 16%. A total of 49 Symphony sensors were used during the study. There were no Symphony “out-of-the-box” system failures and no adverse events, indicating strong reliability of Symphony for applications in the hospital critical care setting. We believe the objective measurements of the accuracy and clinical relevance of Symphony are superior to the published clinical results of FDA-approved and currently available CGM systems for the 24 hour time period measured.

Strategic Association with Bayer Healthcare

On July 28, 2003, we entered into a license agreement with the Bayer Diagnostics Division of Bayer Healthcare LLC (Bayer). Pursuant to the agreement, we granted to Bayer an exclusive worldwide license to certain of our patent rights and know how relating to the determination of glucose concentration in body fluid obtained using ultrasound techniques. On December 14, 2005, we amended the agreement and re-acquired co-exclusive rights to any licensed product used for determination of glucose concentration in body fluid which is obtained using ultrasound techniques in the worldwide hospital intensive care unit market (ICU Market), subject to a right of first refusal in favor of Bayer. The amendment also required Bayer to pay us $2 million upon completion of the first phase of its development of a continuous glucose monitoring system, on or before December 31, 2007, or grant us co-exclusive license rights outside of the ICU Market and forfeit it right of first refusal. We currently do not intend to utilize, and we understand that Bayer does not presently intend to utilize, our ultrasound technology for glucose concentration monitoring devices. Consequently, Bayer did not pay the $2 million milestone payment and, as January 1, 2008, we obtained co-exclusive (with Bayer) worldwide rights under the agreement, for the ICU Market and outside of the ICU Market, and Bayer’s right of first refusal has been terminated.

Specialty Pharmaceuticals

Skin is composed of three primary layers: the epidermis, an outermost layer which protects the body from the environment such as infections and dehydration; the dermis, a middle layer which regulates temperature and provides the epidermis with blood and nutrients; and the innermost subcutaneous layer, which is primarily composed of fat and collagen. Individual components and layers of the skin (the dermis, epidermis and subcutaneous) present different degrees of resistance to the diffusion of drug molecules. For example, the stratum corneum, which is the outermost portion of the epidermis, is highly keratinized, and is responsible for keeping water in the body and keeping other harmful chemicals and pathogens out, giving skin its property of being a natural barrier to infection. However, this also provides a challenge to getting typical small molecule drugs across the outermost layers of the skin and into the blood.

Successful transdermal absorption of small molecule drugs encompasses a complex series of processes through which the drug moves from an applied formulation on the surface of the skin, through its successively deeper layers into the vasculature and capillary circulation of the dermis and subcutaneous layers. By reversibly disrupting the barrier function of the stratum corneum, penetration enhancers allow drug molecules to diffuse more readily through the stratum corneum into viable layers of the skin, so that they can find their way into the capillary circulation.

Rather than acting as a drug carrier, non-polar enhancers such as our AzoneTS preferentially partition into lipid regions of the skin, disrupting and fluidizing these structures. We believe AzoneTS increases the permeability of the skin, possibility by partitioning directly into lipid bilayers, as well as the intercellular lipid layers of the stratum corneum.

AzoneTS Transdermal Drug Reformulation Technology

AzoneTS is a nontoxic, nonirritating skin penetration enhancer that is intended to enable topical application of FDA-approved prescription medications, including pharmaceutical products that previously could only be administered systemically. AzoneTS increases lipid membrane fluidity in the stratum corneum, thereby decreasing the diffusion resistance to topically applied therapeutics. AzoneTS is a chemical combination of pyrolidone and decylmethyl sulfoxide, both of which alone act as weak penetration enhancers. Our proprietary synergistic chemical combination enables AzoneTS to be a highly effective skin penetration enhancer at low concentration levels. When combined with AzoneTS, we believe the penetration of numerous commercially successful, FDA-approved drugs can be substantially improved from two to more than twenty fold. We believe that, despite their commercial success in large, chronic markets, many FDA-approved products with safety, efficacy and/or patient comfort and convenience issues that limit or prohibit their full commercial potential are amenable to our AzoneTS reformulation technology focused on improved dermal penetration.

We expect that our AzoneTS new product opportunities will be AzoneTS reformulations of FDA-approved products or active pharmaceutical ingredients (API’s), and, when developed pursuant to the FDA’s Section 505(b)(2) guidelines, will have a significantly reduced nonclinical testing burden compared to new chemical entities (NCEs) developed under the FDA’s Section 505(b)(1) requirements. We expect to be able to leverage our extensive AzoneTS nonclinical Drug Master File (DMF), as well as the established safety database of the FDA-approved products we reformulate with AzoneTS. We believe the main nonclinical safety studies that the FDA will require us to perform for our AzoneTS reformulation product candidates under a Section 505(b)(2) will be pharmacokinetic studies and local and eye irritancy studies. However, additional studies may be required.

There are several factors that will ultimately determine the cost and time associated with developing new AzoneTS-based products. These include:

•	ease of reformulation of the API with AzoneTS;

•	how close the current route of administration is to the proposed route;

•	the level of additional toxicology information required by the FDA; and

•	clinical burden needed to show adequate safety and efficacy of the new product.

Durhalievetm

Our most advanced AzoneTS drug candidate is Durhalieve, an AzoneTS formulation of triamcinolone acetonide, a widely-used, medium potency corticosteroid approved by the FDA for treatment of corticosteroid-responsive dermatoses. We have filed a NDA with the FDA seeking market approval for Durhalieve for treatment of corticosteroid-responsive dermatoses. We are now working to satisfy the FDA’s remaining manufacturing requirements necessary to secure FDA approval of Durhalieve. In addition to Durhalieve for the treatment of corticosteroid-responsive dermatoses, we are preparing to file an Investigational New Drug Application (IND) with the FDA to initiate Phase 2 clinical development of Durhalieve as a treatment for keloid scarring.

If Durhalieve is approved by the FDA for treatment of corticosteroid-responsive dermatoses, we believe we will be well-positioned to offer the pharmaceutical industry a highly efficient and relatively low cost, advanced topical alternative for several FDA-approved oral and injectable specialty pharmaceutical products.

AzoneTS Section 505(b)(2) Development Strategy

We are leveraging our AzoneTS transdermal drug reformulation technology to improve the dermal penetration of a wide variety of FDA-approved products in accordance with the FDA’s Section 505(b)(2) guidelines. Our Section 505(b)(2) development strategy for our AzoneTS drug candidates is based on our belief that the existence of adequate nonclinical and well-controlled clinical data regarding each FDA-approved product reformulated with AzoneTS will enable us to forego substantially all costly and time-consuming nonclinical and Phase 1 clinical development activities typically associated with development of a new chemical entity and allow us to enter directly into Phase 2 clinical development. Accordingly, we believe our strategic focus on securing FDA approval of Durhalieve and leveraging that approval and our AzoneTS reformulation platform to develop improved transdermal formulations of well-developed and widely-used FDA-approved products could significantly reduce the time, cost and clinical risk typically associated with development and commercialization of new chemical entities.

The benefits of a 505(b)(2) regulatory and development strategy include:

•	smaller patient exposure database;

•	reliance upon the established safety database of the API’s;

•	reduction of data to support efficacy;

•	minimum requirement of one adequate and well-controlled study compared to two for a NCE;

•	limited if any requirement for additional nonclinical studies;

•	reliance upon previous findings of nonclinical safety for the API’s and the AzoneTS Type V nonclinical DMF; and

•	3-year period of marketing exclusivity (in addition to existing patent protection) if the NDA contains reports of new clinical studies other than bioavailability.

Additional AzoneTS Drug Candidates

We are conducting reformulation feasibility studies involving several additional AzoneTS drug candidates. We plan to submit an Investigational New Drug (IND) application for clinical development of each AzoneTS drug candidate that successfully completes our reformulation feasibility program.

4/48 Partnering Program

We believe our AzoneTS platform offers the pharmaceutical industry a sustainable source of clinical stage product candidate opportunities. We intend to leverage our AzoneTS platform and our strategic relationship with Cato Research, a global contract research organization (CRO), to develop and commercialize a broad pipeline of new drug candidates through internal programs and strategic collaborations with leading pharmaceutical and biotechnology companies. Our AzoneTS 4/48 Program contemplates a product candidate pipeline-to-NDA development model including development costs of approximately $4 million and total development time of approximately 48 months in accordance with the FDA’s Section 505(b)(2) guidelines.

Prelude for Transdermal Drug Delivery

We believe our Preludetm SkinPrep System will have potential to be positioned in the transdermal drug delivery market. We expect Prelude to mechanically overcome the stratum corneum barrier and potentially deliver drugs that are not usually delivered transdermally, possibly including drugs that have higher molecular weights, lower potencies and that are hydrophilic. We believe our Prelude skin permeation process has the potential to increase skin permeation up to 100 times greater than untreated skin, perhaps making it possible to deliver a wide array of large molecule drugs.

SonoPrep for Transdermal Drug Delivery

In February 2004, we received 510(k) marketing clearance from the FDA for use of our ultrasound-based SonoPrep skin permeation system in electrophysiology applications. In August 2004, we received 510(k) marketing clearance from the FDA to market SonoPrep for use with over-the-counter (OTC) 4% topical lidocaine for dermal anesthesia prior to the insertion of needles or intravenous catheters. Although, we believe that SonoPrep could add value to applications where low impedance is critical to enhance signal strength and motion artifact is a concern, in the third quarter of 2007, we determined that SonoPrep, as a stand-alone product opportunity, is not currently commercially relevant to our long-term strategic plan. Therefore, we ceased actively marketing and selling the product. Although we are not currently marketing SonoPrep for its FDA-cleared indication, we believe SonoPrep remains an important device for our internal research and development programs, including certain drug delivery applications.

Government Regulation

Government authorities in the United States, at the federal, state and local level, and other countries extensively regulate, among other things, the research, development, testing, manufacture, labeling, promotion, advertising, distribution, marketing and export and import of products such as those we are developing. In the United States, pharmaceuticals, biologics and medical devices are subject to rigorous FDA regulation. Federal and state statutes and regulations govern, among other things, the testing, manufacture, safety, efficacy, labeling, storage, export, record keeping, approval, marketing, advertising and promotion of our potential products. The information that must be submitted to the FDA in order to obtain approval to market a new drug varies depending on whether the drug is a new product whose safety and effectiveness has not previously been demonstrated in humans, or a drug whose active ingredient(s) and certain other properties are the same as those of a previously approved drug. Drugs follow either the new drug application or biologics license application routes. Product development and approval within this regulatory framework takes a number of years and involves significant uncertainty combined with the expenditure of substantial resources.

FDA Approval Process for Medical Devices

Generally, medical devices require FDA approval or clearance before they may be marketed. There are two review procedures by which a product may receive such approval or clearance. Some products may qualify for clearance under a pre-market notification, or 510(k) procedure, in which the manufacturer provides to the FDA a pre-market notification that it intends to begin marketing the product, and demonstrates to the FDA’s satisfaction that the product is substantially equivalent to a legally marketed device. A product is considered substantially equivalent if it has the same intended use, and also has either the same technological characteristics (as defined in the Food, Drug and Cosmetic Act), or if the product has different technological characteristics, the information submitted in the pre-market notification demonstrates that the product is as safe and effective as a legally marketed device and does not raise different questions of safety and effectiveness than a legally marketed device. Marketing may commence when the FDA issues a clearance letter. If a medical device does not qualify for the 510(k) procedure, the FDA must approve a pre-market approval application (PMA) before marketing can begin. PMA applications must demonstrate, among other matters, that the medical device is safe and effective. The PMA approval process is typically more comprehensive than the 510(k) process, and usually requires pre-clinical and extensive clinical studies. Further, before the FDA will approve a PMA, the manufacturer must pass an inspection demonstrating its compliance with the requirements of the FDA’s quality system regulations. FDA requests for additional studies during the review period are not uncommon and can significantly delay approvals.

In addition, a number of other FDA requirements apply to medical device manufacturers and distributors. Device manufacturers must be registered and their products listed with the FDA and certain adverse events and product malfunctions must be reported to the FDA. The FDA also prohibits an approved or cleared device from being marketing for unapproved or uncleared uses. Our product labeling, promotion and advertising are subject to continuing FDA regulation. Manufacturers must comply with the FDA’s quality system regulation, which establishes extensive requirements for quality control and manufacturing procedures. The FDA periodically inspects facilities to ascertain compliance with these and other requirements. Thus, manufacturers and distributors must continue to spend time, money and effort to maintain compliance. Failure to comply with the applicable regulatory requirements may subject us to a variety of administrative and judicially imposed sanctions, including withdrawal of an approval or clearance, warning letters, product recalls, product seizures, total or partial suspension of production or distribution, injunctions, and civil and criminal penalties against us or our officers, directors or employees. Failure to comply with regulatory requirements could have a material adverse effect on our business, financial condition and results of operations.

In order to obtain marketing clearance for our Symphony tCGM System, we will be required to file a PMA that demonstrates the safety and effectiveness of the product.

FDA Approval Process for Pharmaceuticals Products

In the United States, the FDA regulates drugs under the Federal Food, Drug, and Cosmetic Act, or FD&CA, and implementing regulations. The steps required before a drug may be marketed in the United States include:

•	completion of preclinical laboratory tests, animal studies and formulation studies under the FDA’s current good laboratory practices;

•	submission to the FDA of an investigational new drug for human clinical testing, which must become effective before human clinical trials may begin and must include independent institutional review board approval at each clinical site before the trial is initiated;

•	performance of adequate and well-controlled clinical trials to establish the safety and efficacy of the product for each indication;

•	submission to the FDA of a new drug application;

•	satisfactory completion of an FDA Advisory Committee review, if applicable;

•	satisfactory completion of an FDA inspection of the manufacturing facility or facilities at which the product is produced to assess compliance with current Good Manufacturing Practices (GMP), or current GMP, to assure that the facilities, methods and controls are adequate to preserve the drug’s identity, strength, quality and purity; and

•	FDA review and approval of the new drug application.

Preclinical tests include laboratory evaluations of product chemistry, toxicity, and formulation, as well as animal studies. An IND sponsor must submit the results of the preclinical tests, together with manufacturing information and analytical data, to the FDA as part of the investigational new drug. An investigational new drug will automatically become effective 30 days after receipt by the FDA, unless before that time, the FDA raises concerns or questions about issues such as the conduct of the trials as outlined in the IND application. In that case, the IND sponsor and the FDA must resolve any outstanding FDA concerns or questions before clinical trials can proceed. Submission of an IND application may not result in the FDA allowing clinical trials to commence.

Clinical trials involve the administration of the investigational product to human subjects under specific protocols and the supervision of qualified investigators. Each clinical protocol must be submitted to the FDA as part of the IND application, and an institutional review board at each site where the study is conducted must also approve the proposed study.

Clinical trials typically are conducted in three sequential phases, but the phases may overlap or be combined. Phase 1 trials usually involve the initial introduction of the investigational drug into humans to evaluate the product candidate’s safety, dosage tolerance and pharmacodynamics and, if possible, to gain an early indication of its effectiveness. Phase 2 trials usually involve controlled trials in a limited patient population to evaluate dosage tolerance and appropriate dosage, identify possible adverse effects and safety risks and evaluate the preliminary efficacy of the drug candidate for specific indications. Phase 3 trials usually further evaluate clinical efficacy and test further for safety in an expanded patient population. Phase 1, Phase 2 and Phase 3 testing may not be completed successfully within any specified period, if at all. Furthermore, the FDA or we may suspend or terminate clinical trials at any time on various grounds, including a finding that the subjects or patients are being exposed to an unacceptable health risk.

Assuming successful completion of the required clinical testing, the results of the preclinical studies and of the clinical studies, together with other detailed information, including information on the chemistry, manufacture and control criteria of the product, are submitted to the FDA in the form of a new drug application or biologics license application requesting approval to market the product candidate for one or more indications. The FDA reviews a new drug application to determine, among other things, whether a product candidate is safe and effective for its intended use and whether its manufacturing is current good manufacturing practice-compliant to assure and preserve the product candidate’s identity, strength, quality and purity. The FDA reviews a biologics license application to determine, among other things, whether the product candidate is safe, pure and potent and the facility in which it is manufactured, processed, packed or held meets standards designed to assure the product candidate’s continued safety, purity and potency. The FDA may refuse to accept and review insufficiently complete applications.

Before approving a NDA, the FDA will inspect the facility or the facilities at which the product candidate is manufactured. If the FDA determines the application, manufacturing process or manufacturing facilities are not acceptable; it will outline the deficiencies in the submission and often will request additional testing or information. Notwithstanding the submission of any requested additional information, the FDA ultimately may decide that the application does not satisfy the regulatory criteria for approval.

The testing and approval process requires substantial time, effort and financial resources, and each may take several years to complete. The FDA may not grant approval on a timely basis, or at all. We may encounter difficulties or unanticipated costs in our efforts to secure necessary governmental approvals, which could delay or preclude us from marketing our products. The FDA may limit the indications for use or place other conditions on any approvals that could restrict the commercial application of the products. After approval, some types of changes to the approved product, such as adding new indications, manufacturing changes and additional labeling claims, are subject to further FDA review and approval.

Post-Approval Requirements

If we obtain regulatory approval of a product candidate, we will be required to comply with a number of post-approval requirements. For example, as a condition of approval of a new drug application, the FDA may require post-marketing testing and surveillance to monitor the product’s safety or efficacy.

In addition, holders of an approved NDA are required to report certain adverse reactions and production problems to the FDA, to provide updated safety and efficacy information and to comply with requirements concerning advertising and promotional labeling for their products. Also, quality control and manufacturing procedures must continue to conform to current good manufacturing practice after approval. The FDA periodically inspects manufacturing facilities to assess compliance with current good manufacturing practice, which imposes certain procedural, substantive and recordkeeping requirements. Accordingly, manufacturers must continue to expend time, money and effort in the area of production and quality control to maintain compliance with current good manufacturing practice and other aspects of regulatory compliance. We use, and will continue to use in at least the near term, third-party manufacturers to produce our products in clinical and commercial quantities. Future FDA inspections may identify compliance issues at our facilities or at the facilities of our contract manufacturers that may disrupt production or distribution or require substantial resources to correct.

Discovery of problems with a product or failure to comply with the applicable FDA requirements at any time during the product development process, approval process or after approval, may subject an applicant to administrative or judicial sanctions. These sanctions could include a clinical hold on or termination of studies, the FDA’s refusal to approve pending applications, license suspension or revocation, withdrawal of an approval, restriction on marketing, warning letters, product recalls, product seizures, total or partial suspension of production or distribution, injunctions, fines, civil penalties or criminal prosecution. Also, new government requirements may be established that could delay or prevent regulatory approval of our products under development.

Foreign Regulation

In addition to regulations in the United States, we will be subject to a variety of foreign regulations governing clinical trials and commercial sales and distribution of our products. Whether or not we obtain FDA approval for a product, we must obtain approval of a product by the comparable regulatory authorities of foreign countries before we can commence clinical trials or marketing of the product in those countries. The approval process varies from country to country, and the time may be longer or shorter than that required for FDA approval. The requirements governing the conduct of clinical trials, product licensing, pricing and reimbursement vary greatly from country to country.

Under European Union regulatory systems, we may submit marketing authorizations either under a centralized or decentralized procedure. The centralized procedure provides for the grant of a single marketing authorization that is valid for all European Union member states. The decentralized procedure provides for mutual recognition of national approval decisions. Under this procedure, the holder of a national marketing authorization may submit an application to the remaining member states. Within 90 days of receiving the applications and assessment report, each member state must decide whether to recognize approval.

Related Matters

From time to time, federal legislation is drafted, introduced and passed in the United States that could significantly change the statutory provisions governing the approval, manufacturing and marketing of products regulated by the FDA. In addition, FDA regulations and guidance are often revised or reinterpreted by the agency in ways that may significantly affect our business and our products. It is impossible to predict whether legislative changes will be enacted, or FDA regulations, guidance or interpretations changed, or what the impact of such changes, if any, may be.

Orphan Drug Act

The Orphan Drug Act provides incentives to drug manufacturers to develop and manufacture drugs for the treatment of diseases or conditions that affect fewer than 200,000 individuals in the United States. Orphan drug status can also be sought for treatments of diseases or conditions that affect more than 200,000 individuals in the United States if the sponsor does not realistically anticipate its product becoming profitable from sales in the United States. We may apply for orphan drug status for certain of our product candidates. Under the Orphan Drug Act, a manufacturer of a designated orphan product can seek tax benefits, and the holder of the first FDA approval of a designated orphan product will be granted a seven-year period of marketing exclusivity in the United States for that product for the orphan indication. While the marketing exclusivity of an orphan drug would prevent other sponsors from obtaining approval of the same compound for the same indication, it would not prevent other compounds or products from being approved for the same use including, in some cases, slight variations on the originally designated orphan product.

Research and Development

A major portion of our operating expenses to date is related to our research and development (R&D) activities. R&D expenses generally consist of independent R&D costs and costs associated with collaborative R&D and in-licensing arrangements. A substantial portion of our development expense is third party expense relating to product engineering and feasibility testing and the conduct of nonclinical and clinical trials. R&D expenses were $1,306,424 and $3,056,118, for the years ended December 31, 2007 and 2006, respectively. In connection with the acquisition of Durham Pharmaceutical, Ltd. (d/b/a Echo Therapeutics, Inc) in September 2007, we purchased R&D in the amount of $6,994,578. We intend to maintain our strong commitment to R&D as an essential component of our product development efforts. Licensed or acquired technology developed by third parties is an additional source of potential products.

Manufacturing

We do not have, and do not intend to establish in the near term, any of our own manufacturing capability for our product candidates, or their active pharmaceutical ingredients, or the capability to package any products we may sell in the future. We rely on a number of third-party manufacturers and suppliers to produce and supply the active pharmaceutical ingredients and drug products we require to meet the preclinical and clinical requirements of our product candidates.

We currently do not have long-term supply contracts with any of our third-party manufacturers and suppliers. Our third-party manufacturers are subject to the FDA’s current GMP requirements and other rules and regulations prescribed by domestic and foreign regulatory authorities. We depend on our third-party suppliers and manufacturers for continued compliance with current GMP requirements and applicable foreign standards.

If our product candidates are approved, we believe that qualified suppliers and manufacturers for such product candidates will be available in the future, at a reasonable cost to us, although there can be no assurance that this will be the case.

Competition

The medical device and pharmaceutical industries are intensely competitive. Many companies, universities, and research organizations developing competing product candidates have greater resources and significantly greater experience in financial, research and development, manufacturing, marketing, sales, distribution, and technical regulatory matters than we have. In addition, many competitors have greater name recognition and more extensive collaborative relationships. Our competitors could commence and complete clinical testing of their product candidates, obtain regulatory approvals, and begin commercial-scale manufacturing of their products faster than we are able to for our products. They could develop products that would render our product candidates, and those of our collaborators, obsolete and noncompetitive. Our competitors may develop more effective or more affordable products or achieve earlier patent protection or product commercialization than we do.

We expect that any products that we develop will compete primarily on the basis of product efficiency, safety, patient convenience, reliability, availability and price. However, there can be no assurance that we will successfully develop technologies and products that are more effective, safer, more convenient, more reliable, more available or more affordable than those being developed by its current and future competitors. Please see “Risks related to competition” in Part II of this Report.

Intellectual Property

We maintain a comprehensive portfolio of intellectual property that we consider to be of material importance in protecting our technologies. We have pursued a course of developing and acquiring patents and patent rights and licensing technology. Our success depends primarily on our ability to establish and maintain the proprietary nature of our technology through the patent process and to license third-party patents and patent applications necessary to develop our products. In order to protect our proprietary technologies, we also rely on a combination of trademark, copyright and trade secret protection, as well as confidentiality agreements with employees, consultants and third parties.

Our intellectual property covers skin permeation control for enhanced drug delivery and transdermal diagnostics in the field of medical devices, and reformulations of topical products in the field of specialty pharmaceuticals. These patents provide significant protection from new entrants, and we focus our patent coverage only on aspects of our technologies that we believe will be significant and that could provide barriers to entry for our competition worldwide. In medical devices, we have an exclusive license from the Massachusetts Institute of Technology (MIT) to five (5) issued patents in the United States and three (3) issued foreign patents. As of December 31, 2007, we own six (6) issued patents and eleven (11) pending patent applications in the United States, and four (4) issued foreign patents and eighteen (18) pending foreign applications. In specialty pharmaceuticals, we own ten (10) issued patents in the United States, and twenty-five (25) issued foreign patents and three (3) pending foreign applications. Our success depends to a significant degree upon our ability to develop proprietary products and technologies and to obtain patent coverage for such products and technologies. We intend to file patent applications covering newly developed products and technologies.

Pursuant to a license agreement entered into with MIT in June 1998, we have an exclusive, worldwide license to certain patent rights related to the use of ultrasound to enhance skin permeability for applications in transdermal diagnostics and drug delivery. The term of this license extends until 2018, the expiration date of the last to expire of the patents licensed under the agreement. Under the agreement, we are obligated to pay MIT annual license maintenance fees of $25,000 per and running royalties based on the net sales of any products that are covered by the licensed patent rights. We also have the right to grant sublicenses under the agreement, for which we must also pay royalties to MIT for products sold by such sublicensees. MIT may terminate this license upon 90 days written notice if we fail to pay the annual license maintenance fees or running royalties, or otherwise upon an uncured material breach of the agreement.

Durhalieve’s pharmaceutical formulation and product manufacturing process are protected in the United States by a patent that expires in September 2019. Protection for Durhalieve outside of the United States extends for varying periods in accordance with the legal life of patents in the countries in which they are issued. The protection afforded, which differs from country to country, depends upon the type of patent, its scope of coverage and the availability of legal remedies in that country. This patent and its foreign equivalents also protect several other

AzoneTS based products that we are currently developing. In addition to patent protection for our AzoneTS based products, certain intellectual property regarding detailed safety, toxicology and manufacturing for AzoneTS is carefully maintained in Drug Master Files on file with the FDA and not subject to the public domain.

Employees

We substantially reduced our staff and restructured our operations in December 2006 and January 2007. As of December 31, 2007, we had ten (10) employees and six (6) independent contractor arrangements with consultants. Of this group of employees and consultants, five (5) are involved with finance and administration and eleven (11) are involved with research and development, and clinical and regulatory matters. As a result of our restructuring, revenues and expenses for the year ended December 31, 2007 may not be comparable with those in the same periods in 2006. No employees are parties to collective bargaining agreements.

Company Information

Echo Therapeutics, Inc., a Minnesota corporation, was formed through the merger of Sontra Medical Corporation (“Sontra”) and Durham Pharmaceuticals Ltd. (doing business as Echo Therapeutics, Inc.) on September 14, 2007 (the “Merger”).

Effective October 8, 2007, Sontra changed its name to Echo Therapeutics, Inc. (“Echo”). Our principal executive offices are located at 10 Forge Parkway, Franklin, Massachusetts 02038, and our telephone number is (508) 553-8850.

We make our annual reports on Form 10-KSB, quarterly reports on Form 10-QSB, current reports on Form 8-K and amendments to those reports available through our website, free of charge, as soon as reasonably practicable after we file such material with, or furnish it to the SEC. Our OTC Bulletin Board symbol is “ECTE” and our corporate website is www.echotx.com. The contents of our website are not part of this Report, and our internet address is included in this document as an inactive textual reference only.

ITEM 2.	PROPERTY

We lease approximately 13,000 square feet of research-scale manufacturing, laboratory and office space in a single facility located in Franklin, Massachusetts under a lease expiring March 31, 2009. We have the option to extend the lease for two consecutive one (1) year periods. We have never engaged in real estate investment activities and we have no current plans to do so.

ITEM 3.	LEGAL PROCEEDINGS

We are not a party to any legal proceedings.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.	MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our common stock is currently traded through the Over-The-Counter Bulletin Board (OTCBB) and is quoted under the symbol “ECTE”. The following table sets forth the range of high and low closing prices for our common stock for the periods indicated as reported by NASDAQ in 2006 and by the OTCBB in 2006 and 2007. The number of common shareholders of record of Echo Therapeutics, Inc. as of March 26, 2008 was approximately 149.

Fiscal Year Ended December 31, 2006	High	Low

First Quarter	$8.00	$4.40
Second Quarter	$5.70	$1.90
Third Quarter	$2.40	$0.75
Fourth Quarter	$1.30	$0.21

Fiscal Year Ended December 31, 2007	High	Low

First Quarter	$1.55	$0.22
Second Quarter	$2.40	$1.04
Third Quarter	$2.74	$2.10
Fourth Quarter	$2.14	$1.25

*	The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

On July 24, 2006, our Board of Directors approved a 1-for-10 reverse stock split of our common stock. At our 2006 Annual Meeting of Shareholders, our shareholders gave our Board of Directors the authority, in its discretion, should it deem it to be appropriate and in the best interests of our shareholders, to effect a reverse stock split without further approval or authorization of our shareholders. The reverse stock split was effective on August 11, 2006. All share and per share information including the net loss per common share has been retroactively restated to reflect the reverse stock split.

We have never paid or declared any cash or other dividends on our common stock. Furthermore, we are generally restricted by the terms of our outstanding indebtedness from making dividend payments to holders of our capital stock.

Information regarding our equity compensation plans and the securities authorized for issuance hereunder is set forth in Item 11 below.

On January 30, 2007, we repurchased all outstanding shares of our Series A Preferred Stock for approximately $73,000 (see Note 9 to our consolidated financial statements), as was required by our Second Amended and Restated Articles of Incorporation, as amended. At the time of the repurchase, we issued to the holders a common stock dividend in the amount of 10,487 shares of common stock, valued at $3,440, representing the amount of the accrued dividend for the period July 1, 2006 through January 30, 2007.

We did not repurchase any shares of common stock during the year ended December 31, 2007.

During 2007, warrants to purchase 312,500 shares of our common stock were exercised voluntarily, providing gross proceeds of approximately $64,700. During 2008 and through March 15, 2008 warrants to purchase 507,500 shares of our common stock were exercised voluntarily, providing gross proceeds of approximately $106,500.

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

Overview

Strategic Acquisition of Durham Pharmaceuticals Ltd

On September 14, 2007, we acquired Durham Pharmaceuticals, Ltd. (then doing business as Echo Therapeutics, Inc. (“ETI”)) (the “ETI Acquisition”). ETI was a development-stage company focused on a broad portfolio of advanced topical reformulations of FDA-approved products using its proprietary AzoneTStm skin penetration technology. ETI’s lead AzoneTS-reformulated product, Durhalievetm, is focused on the treatment of corticosteroid responsive dermatoses and is covered by a New Drug Application (NDA) on file with the FDA. Durhalieve is also expected to be developed for the treatment of keloid scarring. We acquired principally patented and unpatented pipeline specialty pharmaceutical product candidates, AzoneTS formulation know-how and data-based technology related to AzoneTS Drug Master Files (including more than 20 years of clinical and product development documentation) (“DMFs”). We purchased the DMFs and related trademark and tradenames from an affiliate of ETI. We also entered into a Strategic Master Services Agreement with Cato Research, Ltd. (“CATO Research”), a global contract research and development organization (“CRO”), providing for discounted terms.

Since inception of ETI and up to the time of the ETI Acquisition, ETI operated as both a majority-owned subsidiary of Cato Holding Company (doing business as Cato BioVentures, “Cato BioVentures”) and a strategic drug development partner of Cato Research. We believe the research and development of ETI’s AzoneTS drug candidate formulations was conducted through projects performed using contracted services through Cato BioVentures and Cato Research, as ETI had no employees. During the period from its inception in 1999 through the date of the ETI Acquisition, ETI incurred approximately $7,500,000 of costs and expenses related to its product development and regulatory activities and had no product or service revenues.

As a result of the ETI Acquisition, we are now a transdermal medical device and specialty pharmaceuticals company.

Purchase Price Allocation

We accounted for the ETI Acquisition as a purchase of assets, rather than a business combination, because ETI did not meet the definition of a “business” using the purchase method. We paid approximately $16.93 million to complete the ETI Acquisition, of which approximately $1.31 million related to transaction fees (including the fair value of warrants in the amount of approximately $989,000 issued to an investment banking firm), approximately $60,000 was paid in cash to an affiliate of ETI and approximately $15.5 million of our common stock issued in connection with the transaction. The estimated fair value of the 6,250,000 shares of our common stock issued in the ETI Acquisition at $2.49 per share was based on the average closing stock price for a period of several days before and after the date the acquisition agreement was reached and announced. The total purchase price consideration for the ETI Acquisition is as set out below:

Consideration:
Cash	$60,000
Common stock	15,562,500

Total consideration	15,622,500

Transaction costs:
Fair value of warrants	989,215
Cash (including $157,000 in accrued expenses at December 31, 2007)	316,815

Total transaction costs	1,306,030

Total acquisition cost	$16,928,530

We allocated the costs of the ETI Acquisition to the assets acquired and the liabilities assumed using all information reasonably available to us. The purchase price allocation for the ETI Acquisition is as set out below:

Current assets acquired	$3,952
Purchased research and development	6,994,578
Technology related intangible assets	9,625,000
Contract related intangible asset	355,000
Current liabilities assumed	(50,000)

$16,928,530

The preliminary purchase price allocation was originally recorded in the quarter ended September 30, 2007. The fair value of intangible assets acquired was initially determined to be approximately $10.4 million. The final purchase price allocation was completed in the quarter ended December 31, 2007 with the amount of intangible assets recorded at $9.98 million.

The fair value of intangible assets was based on valuations using an income approach, with estimates and assumptions determined by management using all information reasonably available. A range of discount rates of between 17.8% and 27.1% was used in this approach, which we believe to be commensurate with the stage of development and the uncertainties in the economic estimates determined. The technology related intangible asset represents the AzoneTS patent, the AzoneTS DMFs that includes all technical and clinical data and an estimated fair value of two (2) commercializable applications of the drug candidate Durhalieve. The contract related intangible asset represents favorable credit and discount terms of a contract with Cato Research, a global CRO and an affiliate of Cato BioVentures, which holds a significant ownership interest in the Company as a result of the ETI Acquisition. The technology related intangible asset is being amortized on a straight line basis over approximately 9 years beginning with the start of its useful life which we estimated to be 2010 and the contract related intangible asset over approximately 3 years beginning with the date of the acquisition. None of the amortization of intangible assets acquired is expected to be deductible for income tax purposes.

The amount allocated to purchased research and development relates to the value associated with the on-going development of seven (7) new pharmaceutical product candidates all using our AzoneTS reformulation technology. These product candidates are in early stages of product development and technological feasibility has not yet been determined. There are no projected alternative uses of these product candidates and no reliable estimate of future cash flows from them. Accordingly, approximately $7.0 million of purchased in-process research and development was expensed on the date of the ETI Acquisition.

As of December 31, 2007, intangible assets related to the ETI Acquisition are as follows:

	Estimated		Accumulated
	Life	Cost	Amortization	Net

Contract related intangible asset:
Cato Research discounted contract	3 years	$355,000	$34,514	$320,486

Technology related intangible assets:
Patent for the AzoneTS-based product candidates	9 years	1,305,000	—	1,305,000
Drug Master Files containing formulation, clinical and safety documentation used by the FDA	9 years	1,500,000	—	1,500,000
Two (2) in-process Durhalieve-related pharmaceutical product candidates	9 years	6,820,000	—	6,820,000

Total technology related intangible assets		9,625,000	—	9,625,000

Total		$9,980,000	$34,514	$9,945,486

Amortization expense was approximately $34,500 and zero for the years ended December 31, 2007 and 2006, respectively, and is included in research and development in the Statement of Operations.

Estimated amortization expense for each of the next five years is as follows:

Estimated
Amortization
Year Ending December 31:	Expense

2008	$118,000
2009	118,000
2010	1,153,000
2011	1,069,000
2012	1,069,000

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

During the year ended December 31, 2007, we recorded approximately $7.0 million of purchased research and development expense, primarily related to future applications of Durhalieve and future AzoneTS-based products, or approximately 41% of the estimated purchase price. Based on our current development plan, we expect to receive material net cash inflows from the commercialization of significant projects during the year ending December 31, 2010.

We expect to spend approximately $3,000,000 through 2010 related to activities intended to satisfy FDA requirements for market approval of Durhalieve. If we are unable to complete our current planned development schedule for Durhalieve, then we may incur additional expenses to commercialize Durhalieve, which additional expenses cannot be estimated at this time. Should Durhalieve not receive FDA approval, then we may be required to write-off all or a portion of the intangible assets acquired from ETI as an impairment charge based on the specific facts and circumstances that will be evaluated at a future date.

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

On an ongoing basis, our management evaluates its estimates and judgments, including those related to inventory valuation, revenue recognition and stock-based compensation. Management bases its estimates and judgments on historical experience, current economic and industry conditions and on various other factors that are believed to be reasonable under the circumstances. This forms the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Management believes the following critical accounting policies affect its more significant judgments and estimates used in the preparation of its consolidated financial statements.

Our significant accounting policies are described in “Item 7 — Financial Statements — Note 2 — Summary of Significant Accounting Policies.” We believe the critical accounting policies discussed below are those most important for an understanding of our financial condition and results of operations and require our most difficult, subjective or complex judgments.

Intangible Assets and Other Long-Lived Assets — We record intangible assets at acquisition date fair value. As a policy, we amortize our intangible assets using the straight-line method over their estimated useful lives, as follows: patents and licenses, two to 20 years; definite-lived core and developed technology, five to 25 years; and other intangible assets, over various periods. In connection with the ETI Acquisition, intangible assets related to contractual arrangements and technology are amortized over estimated useful lives of three (3) and nine (9) years, respectively, on a straight-line basis.

We use the income approach to determine the fair values of capitalizable purchased research and development. This approach calculates fair value by estimating the estimated purchased after-tax cash flows attributable to an in-process project over its useful life and then discounting these after-tax cash flows back to a present value. We bases revenue assumptions on estimates of relevant market sizes, expected market growth rates, expected trends in technology and expected product introductions by competitors. In arriving at the value of the in-process projects, we consider, among other factors: the in-process projects’ stage of completion; the complexity of the work completed as of the acquisition date; the costs already incurred; the projected costs to complete; the contribution of core technologies and other acquired assets; the expected introduction date and the estimated useful life of the technology. We base the discount rate used to arrive at a present value as of the date of acquisition on the time value of money and medical technology investment risk factors. For the in-process projects that we acquired in connection with the ETI Acquisition, we used ranges of risk-adjusted discount rates to discount our projected cash flows of 17.8 percent to 27.1 percent. We believe that the estimated capitalizable purchased research and development amounts so determined represent the fair value at the date of the ETI Acquisition and do not exceed the amount a third party would pay for the projects.

In accordance with SFAS No. 144, Accounting for the Impairment and Disposal of Long-Lived Assets, we review intangible assets subject to amortization quarterly to determine if any adverse conditions exist or a change in circumstances has occurred that would indicate impairment or a change in the remaining useful life. Conditions that would indicate impairment and trigger an impairment assessment include, but are not limited to, a significant adverse change in legal factors or business climate that could affect the value of an asset, or an adverse action or assessment by a regulator. If the carrying value of an asset exceeds its undiscounted cash flows, we write-down the carrying value of the intangible asset to its fair value in the period identified. Our cash flow estimates include the assumptions we used in our internal budget, projections and communications with potential investors. If the carrying value of assets is determined not to be recoverable, we record an impairment loss equal to the excess of the carrying value over the fair value of the assets. Our estimate of fair value is based on the best information available to us, in the absence of quoted market prices.

We generally calculate fair value as the present value of estimated future cash flows that we expect to generate from the asset using a risk-adjusted discount rate. If the estimate of an intangible asset’s remaining useful life is changed, we amortize the remaining carrying value of the intangible asset prospectively over the revised remaining useful life. For other long-lived assets, we evaluate quarterly whether events or circumstances have occurred that indicate that the carrying value of these assets may be impaired. We recorded an impairment loss in our statement of operations relating to certain property and equipment in the year ended December 31, 2006 in the amount of $275,738 (see Note 5). No impairment losses were recorded in the year ended December 31, 2007.

Purchased Research and Development — Our purchased research and development represents the value of in-process projects that have not yet reached technological feasibility, have no alternative future uses and for which there are no reliable estimates of future cash flows. We expense the value attributable to these in-process projects at the time of the acquisition. If the projects are not successful or completed in a timely manner, we may not realize the financial benefits expected for these projects or for the acquisition as a whole.

Share-based Payments — We record share-based payments at fair value. The grant date fair value of awards to employees and directors, net of expected forfeitures, is recognized as expense in the statement of operations over the requisite service period. The fair value of options is calculated using the Black-Scholes option pricing model. This option valuation model requires input of assumptions including the volatility of our stock price, the expected life of the option and the risk-free interest rate. We estimate the volatility of our stock price using historical prices. We estimate the expected life of our option using the average of the vesting period and the contractual term of the option. The estimated forfeiture rate is based on historical forfeiture information as well as subsequent events occurring prior to the issuance of the financial statements. Because our stock options have characteristics significantly different from those of traded options, and because changes in the input assumptions can materially affect the fair value estimate, the existing model may not necessarily provide a reliable single measure of fair value of our stock options.

We believe that full consideration has been given to all relevant circumstances that we may be subject to, and the financial statements accurately reflect our best estimate of the results of operations, financial position and cash flows for the periods presented.

Results of Operations

We substantially reduced our staff and restructured our operations in December 2006. Commencing in January 2007 and throughout 2007, we rehired certain previous employees and newly introduced employees and engaged numerous independent contractors from time to time. As of December 31, 2007, we had ten (10) employees and six (6) independent contractor arrangements with consultants. Of this group of employees and consultants, five (5) are involved with finance and administration and eleven (11) are involved with research and development, and clinical and regulatory matters. As a result of our restructuring in December 2006, the expenses for the year ended December 31, 2007 may not be comparable with those in the same periods in 2006.

Comparison of the years ended December 31, 2007 and 2006

Licensing Revenue — Licensing revenue for the year ended December 31, 2007 was $45,833 compared to $49,167 for the year ended December 31, 2006. License revenue was realized through an agreement with HortResearch. In November 2005, HortResearch paid us $50,000 for a one year option to license the use of our ultrasonic skin permeation technology. Under the agreement, we were required to perform certain training and consulting services over the one year period. Accordingly, the $50,000 payment was recognized as revenue ratably over the one year service period. In November 2006, HortResearch paid us $50,000 to renew an additional one year license option for a continued collaboration. This additional license option was recognized as revenue ratably over the one year service period through November 2007. In November 2007, HortResearch did not elect to renew its license option.

Product Revenue and Cost of Product Revenue — We have determined that marketing and selling our SonoPrep System, as a stand-alone product opportunity, is not commercially relevant to our long-term strategic plan at this time and therefore we have ceased actively marketing and selling the product. We recorded product revenue of $12,120 with a cost of product revenue of $1,556 for the year ended December 31, 2007 versus $39,828 of revenue with a cost of product revenue of $90,557 for the year ended December 31, 2006. During December 2006, we wrote off the majority of our remaining SonoPrep System product inventory to cost of product revenue to reflect the anticipated net realizable value of such product due to our decision to stop actively marketing the product.

Research and Development Expenses — Research and development expenses decreased by $1,749,694 to $1,306,424 for the year ended December 31, 2007 from $3,056,118 for the year ended December 31, 2006. Research and development expenses decreased primarily as a result of our corporate restructuring. Our research and development during the year ended December 31, 2007 was concentrated on prototype development and internal testing of our tCGM system and our next generation skin permeation technology and a second pilot study of our tCGM system in the hospital critical care setting.

Purchased Research and Development Expenses — As result of the ETI Acquisition in September 2007, we recognized approximately $7.0 million as purchased research and development expense for projects with no alternative use and for which there were no reliable estimates of future cash flows.

Selling, General and Administrative Expenses — Selling, general and administrative expenses increased by $2,488,792 to $4,600,627 for the year ended December 31, 2007 from $2,111,835 for the year ended December 31, 2006. The increase for the year ended December 31, 2007 was primarily the result of an increase in share-based compensation expense (an increase of approximately $2,634,000), a non-cash charge relating to the fair value assigned to the issuance of restricted common stock, options and warrants to purchase our common stock to employees and third-party service providers. Further, in September 2007, two of our officers received cash bonuses totaling $260,000 upon consummation of the ETI Acquisition.

Impairment Loss on Property and Equipment — In accordance with FASB Statement No. 144, Accounting for the Impairment or Disposal of Long-lived Assets, we recorded an impairment loss related to our property and equipment as of December 31, 2006 in the amount of $275,738.

The impairment loss related primarily to the manufacturing equipment, including molds, used in the production of the SonoPrep System. Our estimate of future cash flows prepared to determine the recoverability of these assets related principally to revenue expected to be received from the SonoPrep System over the remaining estimated useful lives of the corresponding assets. The timing of this adjustment coincides with our decision to place minimal effort into the marketing and sales of the SonoPrep System. Although we do not intend to actively market and sell the SonoPrep System in the near term, we may continue to utilize the product in our development and clinical trial activities, and we will continue to consider other commercial application of the product, including for improved drug delivery on a regular basis. No impairment charges relating to long-lived assets were recorded in 2007.

Other Income (Expense) — Interest income was $55,635 for the year ended December 31, 2007 compared to interest income of $124,132 for the year ended December 31, 2006, a decrease of $68,497. The decrease in interest income for the year ended December 31, 2007 was primarily attributable to our lower average amount of cash equivalents and short term investments on hand during 2007 compared to 2006.

Interest expense was $435,904 for the year ended December 3, 2007 compared to interest expense of $19,843 for the year ended December 31, 2006, an increase of $416,061. The increase in interest expense is primarily due to Senior Promissory Bridge Notes which we issued on September 14, 2007. Accrued interest on these notes was approximately $39,000 for 2007. Amortized discount on the notes was approximately $386,000 for 2007. Interest expense of $19,843 for the year ended December 31, 2006 was related to the outstanding note payable on equipment financing secured in 2005. The entire outstanding note payable on equipment financing was paid in full in September 2007.

Liquidity and Capital Resources

We have financed our operations since inception primarily through private sales of our common and preferred stock, the issuance of convertible promissory notes and secured promissory notes, and cash received in connection with exercises of options and warrants. As of December 31, 2007, we had $1,193,163 of cash and cash equivalents, with no other short term investments.

Net cash used in operating activities was $2,543,041 for the year ended December 31, 2007. The use of cash in operating activities was primarily attributable to the net loss of $13,225,501 for the year ended December 31, 2007, offset by non-cash expenses of $151,571 for depreciation and amortization, $2,725,185 for share-based expense, $6,994,578 for purchased research and development, and $386,458 in non-cash interest expense relating to the beneficial conversion feature on the Senior Promissory Bridge Notes. Increases in accounts payable and accrued expenses provided $477,262 of cash. Changes in other current assets and current liabilities used net cash of $52,594.

Net cash used in investing activities was $229,541 for the year ended December 31, 2007. The cash used is primarily attributable to the cash paid for the ETI Acquisition of $219,815 and cash used to purchase property and equipment of $19,425. A decrease in restricted cash provided $9,699 in cash.

Net cash provided by financing activities was $3,406,728 for the year ended December 31, 2007. The source of cash was primarily attributable to the sale of common stock in our 2007 private placement equity financings in the amount of approximately $2,233,000, proceeds from the exercise of warrants and options of approximately $66,000, proceeds from the issuance of the Senior Promissory Bridge Notes of $1,325,000, offset by the payment of approximately $73,000 to retire the Series A Preferred Stock and the principal payments and full pay-off of the equipment note payable of approximately $144,000 (approximately $70,000 of which was the payment-in-full in September 2007).

At December 31, 2007, we had outstanding warrants to purchase 3,574,459 shares of common stock at exercise prices ranging from $0.21 to $50.00.

As of March 25, 2008, we had cash and cash equivalents of approximately $1,259,000. We have the option to drawdown an additional $1,500,000 through June 24, 2008 under the terms of a Secured Note financing that we entered into with Imperium Master Fund, Ltd. on March 24, 2008.

Under the terms of our agreement with the holder of the Secured Notes, we have agreed to a number of restrictive covenants, including a requirement to maintain stockholders’ equity, as defined, equal to or in excess of $6.5 million. In order to advance our product development, clinical programs and financing activities, we expect our monthly operating costs associated with salaries and benefits, consulting costs, legal costs and other working capital costs to increase. Therefore, in order to achieve our business objectives while continuing to satisfy the restrictive covenants of the Secured Notes, we will be required to raise additional capital in 2008.

Our ability to incur additional indebtedness is significantly restricted by the terms of our Secured Notes and other outstanding debt securities. Accordingly, we must raise substantial equity capital in 2008 in order to continue our operations.

We have the ability to manage our costs aggressively and increase our operating efficiencies while continuing our current level of product development and clinical programs thereby maximizing the time available to complete an equity financing. Delays in obtaining an equity financing could cause us to delay or halt our product development and clinical programs. Although we believe that the required financing can be completed, there can be no guarantee that additional equity capital will be available on terms favorable to us, if at all.

Even if we are successful in raising additional debt or equity capital during 2008, we will still be required to raise substantial additional capital in the future to fund our research and development programs, commercialize our product candidates and achieve profitability. Our ability to fund our future operating requirements will depend on many factors, including the following:

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

Discount and Credit Arrangement with Cato Research — In connection with the ETI Acquisition, we entered into a Strategic Master Services Agreement with Cato Research (“Cato Master Agreement”) to provide us with contract research and development services and regulatory advice (“CRO Services”). The Cato Master Agreement has an initial one year term, and is automatically renewable for additional one-year terms unless either party provides sixty days’ notice prior to the expiration of any one year term. The Cato Master Agreement provides an initial $80,000 credit, of which $41,600 was used in 2007 for CRO Services and an ongoing 25% discount on all CRO Services rendered on a time and materials basis during the term of the agreement. In connection with the Cato Master Agreement, we entered into a Strategic Deferred Payment Agreement with Cato Research in September 2007. Pursuant to the Cato Master Agreement, we are entitled to defer payment to Cato Research for certain critical path CRO Services provided under the Cato Master Agreement for the earlier of six (6) months from the due date of each invoice relating to such CRO Services or the date we receive at least $5,000,000 in equity financing following the date of the agreement. As of December 31, 2007, we have not deferred any payments for CRO Services. The CRO Services covered by the Cato Master Agreement relate to core AzoneTS drug development programs, regulatory matters related to such development programs and other programs as agreed upon by the parties. The Cato Master Agreement may be extended for three (3) months by agreement of the parties.

Senior Promissory Bridge Notes — On September 14, 2007, we completed a private placement of unsecured Senior Promissory Bridge Notes (the “Bridge Notes”) in the aggregate principal amount of $1,325,000 to strategic institutional and individual accredited investors. The Bridge Notes were scheduled to be due September 15, 2008 and accrue interest at a rate of 10% per annum, with interest payable upon maturity. The terms of the Bridge Notes provided that if we engaged in a subsequent equity or equity linked financing or a combination of equity financings resulting in gross proceeds totaling at least $2,500,000 on or before December 15, 2007, inclusive of the Bridge Notes (a “Qualified Financing”), then the Bridge Notes would be converted automatically into the equity securities issued in the Qualified Financing. The terms of the Bridge Notes reflected a 20% premium in the event of an exchange such that upon an automatic exchange of the Bridge Notes in any Qualified Financing, the holders of the Bridge Notes would be deemed to have tendered an amount equal to 120% of the outstanding principal and interest of the Bridge Notes in exchange for the equity securities issued to such holders in the Qualified Financing.

As of December 31, 2007, a Qualified Financing had not been completed and accordingly the Bridge Notes became (1) convertible into shares of our common stock at a ratio determined by dividing the outstanding principal and interest of each Bridge Note by a price per share equal to the price per share of our most recent equity or equity-linked financing, or (2) exchangeable at a 20% premium for securities issued in any other subsequent equity or equity-linked financing. As of December 31, 2007, the most recent equity or equity-linked financing was in July 2007 at a price of $1.00 per share.

On February 11, 2008, we completed an approximately $2.3 million private financing with Montaur Capital through Platinum Long Term Growth VII, LLC and certain other select institutional and strategic investors of unsecured senior convertible notes, due February 12, 2011 (the “Senior Convertible Notes”) and warrants. The $2,292,459 in aggregate principal amount of Senior Convertible Notes issued in the financing bear interest annually at a rate of 8.0% per annum and will provide investors with the right to convert principal into shares of our common stock at $1.35 per share. The conversion price is subject to weighted average anti-dilution protection, excluding certain customary exceptions.

Additionally, the investors received warrants to purchase 849,058 shares of common stock at an exercise price of $1.69 per share for a term of five years. The warrants provide for full anti-dilution protection to the holders and allow for cashless exercise.

In connection with the financing, certain holders in the principal amount of $1,275,000 of Bridge Notes, exchanged their Bridge Notes at 120% of the outstanding principal and interest as payment toward the purchase price of the Senior Convertible Notes purchased by such holders. Accordingly, we issued Senior Convertible Notes in the financing in the aggregate principal balance of $1,592,459 to the former holders of the Bridge Notes upon their surrender of the Bridge Notes, and we received gross cash proceeds in the amount of $700,000 in connection with the financing. One holder in the principal amount of $50,000 of our Bridge Notes converted the principal and accrued interest into 52,041 shares of our common stock, at a $1.00 conversion price as provided in the terms of the Bridge Notes.

Interest on the Senior Convertible Notes is payable quarterly. We are permitted to pay the interest in cash, additional Senior Convertible Notes (“PIK Notes”) in aggregate principal amount equal to the interest payment, or in shares of common stock, at our option subject to certain restrictions and conditions. Shares of common stock issued as payment of interest will be valued at the lesser of the conversion price of the Senior Convertible Notes then in effect or 100% of the daily volume weighted average price of the common stock for the five consecutive trading days immediately preceding the interest payment date.

We have the right to repay the principal amount of the Senior Convertible Notes in cash, in whole or in part, prior to maturity, and cash or shares of common stock in an amount equal to the amount of interest that would have otherwise accrued from the date of prepayment to either the earlier of (1) six months after such prepayment or (ii) the maturity date, subject to certain restrictions.

For so long as at least 25% of the principal amount of Senior Convertible Notes are outstanding, we may not permit any of our subsidiaries to incur certain additional indebtedness (excluding certain indebtedness the principal amount of which cannot exceed $5,000,000, subject to certain restrictions) without the prior written consent of the holders of at least a majority of the aggregate principal amount of the Senior Convertible Notes outstanding.

Our subsidiaries, Sontra Medical, Inc. and Echo Therapeutics, Inc., agreed to guarantee our obligations under the Senior Convertible Notes pursuant to separate guaranty agreements entered into by the subsidiaries. Additionally, for so long as any Senior Convertible Notes or warrants issued in connection with those notes remain outstanding, we agree that we will not, or permit our subsidiaries to, declare or pay any dividends or make any distribution to any holders of common stock or purchase or acquire any of its common stock or equity securities.

We paid Burnham Hill Partners, a division of Pali Capital, Inc., $162,000 in connection with the Senior Convertible Note financing and will provide to it and its designees warrants to purchase an aggregate of 175,013 shares of common stock at an exercise price of $1.49 per share.

2008 Secured Note and Warrant Financing — On March 24, 2008, we entered into a Secured Note financing with Imperium Master Fund, Ltd. (“Imperium”), providing for, at our option, the issuance of up to an aggregate $2,000,000 of original issue discount senior secured notes (the “Secured Notes”) in four equal tranches, together with warrants (the “Imperium Warrants”) to purchase up to 634,920 shares of our common stock at an exercise price of $2.00 per share. On March 24, 2008, we drew down the initial $500,000 in gross proceeds and issued the Imperium Warrants upon execution of the agreement. We have the option, exercisable in our sole discretion, to issue an addition Secured Note on each of April 24, 2008, May 24, 2008 and June 24, 2008 (each, a “$500,000 Drawdown”) at a purchase price of $500,000. To terminate a scheduled $500,000 Drawdown, we must notify Imperium at least ten (10) days prior to the date of such $500,000 Drawdown.

We are not required to make monthly cash payments of principal and interest under our Secured Notes. Instead, the outstanding principal of each Secured Note will accrete in value at an annual rate of 10%, compounded monthly, resulting in a total principal amount of approximately $552,356 due for each Secured Note at maturity. If, however, we complete an equity issuance in one or more series of transactions totaling $5,000,000 (a “Qualified Issuance”), then the aggregate amount due for each Secured Note will be reduced from $552,356 to $546,903 and the annual accretion value will be reduced from 10% to 9%.

Each Secured Note is due twelve months after the date of the issuance, provided, however, that if we complete a Qualified Issuance by October 31, 2008, we have a right to extend the maturity date of each Secured Note to 24 months after the date of the issuance. We have the right to repay the principal amount of the Secured Notes in cash, in whole, but not in part, prior to maturity at a premium of 1.02 times the unpaid principal plus any other amount due under the Secured Notes.

Events of default under the Secured Notes include: (1) failure to make a payment when due or payable; (2) a breach or notice of intent to breach of any material term, covenant or condition in the Secured Note or any of the transaction documents and such breach is not cured within five business days after notice; (3) any false, incorrect or breach in any material respect of any material representation or warranty made by us in the transaction documents; (4) the default of more than $25,000 of any other of our indebtedness that causes such amount to become due and payable; or (5) a bankruptcy (whether voluntary or involuntary) or general assignment for the benefit of our creditors. All amounts outstanding under the Secured Notes, plus an amount equal to the product of 1.10 and all amounts outstanding under the Secured Notes, become due and payable upon the occurrence of an event of default or upon a change in control (as defined in the Secured Notes).

In addition, we have agreed to certain covenants, including a prohibition on an ability to incur future indebtedness (subject to certain exceptions) or make any dividend or payment to holders of our capital stock (other than shares of the class of stock held by such recipient), and a requirement that we maintain $6,500,000 in stockholders’ equity (excluding any impact of the issuance of the Imperium Warrants to stockholders’ equity) for so long as the Secured Notes remain outstanding. Because costs associated with the development of our products will increase our liabilities, the requirement that we maintain a certain level of stockholders’ equity could limit our ability to pursue necessary product development if we fail to raise additional equity capital.

We also agreed that we may not redeem our Senior Convertible Notes as long as the Secured Notes remain outstanding, unless we receive at least $10 million in gross proceeds from an issuance or series of related issuances of equity securities.

Our subsidiaries have guaranteed our obligations under the Secured Notes. Additionally, the Secured Notes are secured by all of our assets.

The Imperium Warrants have a term of five years and are immediately exercisable at an exercise price of $2.00 per share. The Imperium Warrants provide for weighted average anti-dilution protection upon future issuances or deemed issuances (subject to customary exceptions) below the exercise price. The Imperium Warrants also allow for cashless exercise unless the shares underlying the Warrants are registered for resale on a registration statement filed under the Securities Act of 1933, as amended (the “Securities Act”). An exercise under the Imperium Warrants may not result in the holder beneficially owning more than 9.9% of our common stock outstanding at the time. The holder may waive the foregoing upon 60 days advance written notice.

In connection with the issuance of the Secured Notes and Imperium Warrants, on March 24, 2008, we entered into a registration rights agreement pursuant to which we have agreed to file a registration statement with the Securities and Exchange Commission covering the resale of the common stock issuable upon exercise of the Imperium Warrants within 60 days after issuance of the securities. We have also agreed to use our best efforts to cause the registration statement to become effective under the Securities Act as soon as practicable after the filing of the registration statement, but no later than 180 days after issuance of the Imperium Warrants. Our inability to file the registration statement, or to have the registration statement declared effective, within the applicable time period will result in the incurrence of penalties payable to the holders of the Imperium Warrants in an amount equal to 2% of the product of the highest daily volume weighted average price during the twenty consecutive trading days prior to the date of payment and the number of registrable securities, and will constitute and event of default under the Secured Notes. We would incur additional penalties in such amount for each thirty day period the filing or registration failure remains uncured (prorated for any period less than thirty days). We are required to maintain the effectiveness of the registration statement until the earlier to occur of the date on which all the securities subject to registration have been publicly sold pursuant to the registration statement or Rule 144 and the date on which all of the securities subject to the registration statement remaining to be sold may be immediately sold to the public under Rule 144(k) promulgated under the Securities Act.

January 2007 Strategic Private Placement — On January 30, 2007, we issued and sold in a strategic private placement an aggregate of 6,600,000 shares of common stock at a purchase price per share of $0.10, for an aggregate purchase price of $660,000. We also issued warrants to purchase an aggregate of 1,650,000 shares of our common stock for an exercise price of $0.21 per share. The warrants have a term of two years and contain customary provisions for adjustment to the exercise price in the event of stock splits, combinations and dividends and weighted average anti-dilution provisions that provide for an adjustment to the then effective exercise price (and number of shares of common stock issuable upon exercise) upon certain dilutive issuances of equity securities. In addition, if the per share market value (as defined in the warrants) of the common stock for any twenty (20) consecutive trading days equals or exceeds $0.63 per share, then we may, with the prior written consent of the warrant holders, redeem the unexercised portion of the warrants in cash at a price equal to the number of shares of common stock that remain subject to the warrant multiplied by $0.001. During 2007, Warrants to purchase 312,500 shares of our common stock were exercised voluntarily, providing proceeds of $64,702.

In December 2007, we requested from the holders of these warrants the right to redeem for $0.001 per share the then outstanding warrants to purchase 1,506,250 shares of our common stock issued in our January 2007 strategic private placement. In connection with this request, no warrants were redeemed during 2007 and warrants to purchase 168,750 shares of our common stock were exercised voluntarily for gross proceeds to us of approximately $35,437. Through March 15, 2008, no warrants have been redeemed and warrants to purchase 507,500 shares of our common stock were exercised voluntarily for gross proceeds to us of approximately $106,500.

June and July 2007 Private Placements — During June and July 2007, we completed a total of three closings of a private placement of our common stock which provided us with aggregate gross proceeds of $1,815,000 (net proceeds were approximately $1,641,000) (the “Financing”). The investors in the Financing purchased 1,815,000 shares of our common stock at a per share purchase price of $1.00 and received five-year warrants to purchase an aggregate of 544,500 shares of common stock at a per share exercise price of $1.40 (the “Financing Warrants”) . We have the right to terminate the Financing Warrants, upon fifteen (15) days’ notice, in the event (i) the closing bid price of our common stock for twenty-two (22) consecutive trading days is equal to or greater than $3.00 per share and (ii) we have registered for resale the shares of common stock underlying the Financing Warrants, provided that the registered holder has the right to exercise the Financing Warrant at any time prior to such termination. The Financing Warrants contain customary provisions for adjustment to the exercise price in the event of stock splits, combinations and dividends. The Financing Warrants also contain weighted average anti-dilution provisions that provide for an adjustment to the then effective exercise price if we issue equity securities without consideration or for consideration less than $1.00 per share.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements, including derivative instruments that have or are reasonably likely to have a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources. We have certain warrants and options outstanding but we do not expect to receive any material proceeds from the exercise of these instruments unless and until the trading price of our common stock is significantly greater than the applicable exercise prices of the options and warrants and following any necessary registering of underlying securities.

Effect of Inflation and Changes in Prices

Management does not believe that inflation and changes in price will have a material effect on our operations.

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

Our development efforts to date have consumed and will continue to require substantial amounts of capital in connection with research and development of our tCGM systems and specialty pharmaceuticals programs. As we conduct more advanced product development of our Symphony tCGM System and AzoneTS reformulation pipeline, including Durhalieve, we will need significant funding to complete our product development programs and to pursue product commercialization. Additionally, our independent auditors have expressed substantial doubt about our ability to continue as a going concern. Our ability to continue our business and our research, development and commercialization activities associated with our product pipeline is highly dependent on our ability to obtain additional sources of financing.

The terms of our recent debt financing entered into in March 2008 tightly restrict our ability to incur additional indebtedness. Our Senior Convertible Notes also contain restrictions on our ability to incur further debt. Accordingly, our previous financing efforts restrict the manner in which we can pursue additional financing. Any future equity financing, if available, may result in substantial dilution to existing shareholders.

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

Our indebtedness under our Secured Notes is secured by substantially all of our assets, including our rights to our Symphonytm tCGM System and AzoneTStm transdermal drug reformulation technology. If an event of default occurs under our Secured Notes, the holder of the Secured Notes may foreclose on our assets.

In connection with the issuance of our Secured Notes in March 2008, we granted the holder of the Secured Notes a security interest in substantially all of our assets. Our subsidiaries also guaranteed our obligations under the Secured Notes. The events of default under the Secured Notes include:

•	our failure to make a payment when due or payable;

•	a breach or notice of intent to breach of any material term, covenant or condition in the Secured Note or any of the transaction documents (including a breach of our obligation to file a registration statement registering the warrants issued in connection with the Senior Notes within 60 days after March 24, 2008 and causing such registration statement to become effective within 180 days of such date) and such breach is not cured within five business days after notice;

•	any false, incorrect or breach in any material respect of any material representation or warranty;

•	the default of more than $25,000 of any other of our indebtedness that causes such amount to become due and payable; or

•	our bankruptcy (whether voluntary or involuntary) or general assignment for the benefit of its creditors.

The occurrence of an event of default under our Secured Notes could result in an event of default under our Senior Convertible Notes as well. Upon the occurrence of an event of default under the terms of the Secured Notes, the holder of the Secured Notes may enforce its rights as a secured party and we may lose all or a portion of our assets, be forced to materially reduce our business activities, or cease operations entirely.

A failure to maintain a sufficient level of stockholders’ equity could result in an event of default and seizure of our assets.

The terms of our agreement with the holder of the Secured Notes includes a provision that we maintain stockholders’ equity at all times equal to or in excess of $6.5 million. Generally, stockholders’ equity is defined in the agreement as the aggregate value of all cash and cash equivalents, a portion of any accounts receivable, all inventory (valued at cost multiplied by 0.80 and excluding the portion of all work in process inventory that is in excess of 10% of the total inventory) and all other real and personal property (including intangible assets) and equipment, net of depreciation, minus the aggregate amount of all of our liabilities (excluding the impact of the warrants issued in connection with the Secured Notes).

We have historically incurred significant operating losses and expect to continue doing so in the foreseeable future. Costs associated with further development of our products and clinical programs will increase our operating expenses. Accordingly, without additional new equity capital to offset expected continuing losses, we will be at a further risk of failing to comply with the stockholders’ equity covenant as we continue to operate our business.

Furthermore, our ability to comply with the stockholders’ equity requirement would be further jeopardized if we experience an impairment of our intangible and long-lived assets. We are required to test periodically our intangible and long-lived assets, including the intangible assets associated with the ETI Acquisition, to determine if impairment has occurred. If such assets are deemed impaired, an impairment loss would be recognized equal to the amount by which the carrying amount exceeds the fair value of the assets. An impairment loss would cause stockholders’ equity to decline and could cause us to fail to comply with the requirement that we maintain stockholders’ equity equal to or in excess of $6.5 million (excluding the impact of the warrants issued in connection with the Secured Notes).

While the terms of our agreement with the holder of the Secured Notes provide for a thirty day grace period in the event that we fail to maintain a sufficient level of stockholders’ equity, a failure to satisfy this obligation would give the holder of the Secured Notes the right to declare an event of default and foreclose on our assets. Accordingly, a failure to maintain the required level of stockholders’ equity could result in a loss of all or a portion of our assets, force us to materially reduce our business activities, or cease operations entirely.

The terms of our Secured Notes requiring that we maintain a level of stockholders’ equity could impede or prohibit our ability to develop our products.

Costs that we incur in connection with the development of our products will increase our operating expenses. An increase in our operating expenses, without offsetting additional equity capital, will decrease our stockholders’ equity. Accordingly, without the receipt of substantial additional equity capital, we may need to delay or halt the development of any or all of our products in order to maintain sufficient stockholders’ equity so as to remain in compliance with the terms of our agreement with the holders of the Secured Notes. The failure to timely pursue product development could further delay our ability to commercialize our products and increase the costs associated with developing our products. Any delay or halt to our development plans could have a material adverse effect on our operations and our prospects for future commercialization of our products.

We have a history of operating losses, and we expect our operating losses to continue for the foreseeable future and we may not continue as a going concern.

We have generated limited revenue and have had operating losses since our inception, including a net loss of approximately $13,226,000 (including $6,994,600 of purchased research and development from the ETI Acquisition) for the year ended December 31, 2007. As of December 31, 2007, we had an accumulated deficit was approximately $47,700,000. Losses have resulted principally from costs incurred in connection with our research and development activities and from general and administrative costs associated with our operations. The audit report from Wolf & Company, P.C., our independent registered public accounting firm, relating to our 2007 financial statements contains Wolf’s opinion that our recurring losses from operations, significant accumulated deficit and our failure to raise sufficient capital to fund our operations raise substantial doubt about our ability to continue as a going concern. We also expect to experience negative cash flows for the foreseeable future as we fund our operating losses and capital expenditures. This will result in decreases in our working capital, total assets and shareholders’ equity, which may not be offset by future funding. It is possible that we will never generate sufficient revenue to achieve and sustain profitability. Even if we achieve profitability, we may not be able to sustain or increase profitability. We expect our operating losses to continue and increase for the foreseeable future as we continue to expend substantial resources to conduct research and development, seek to obtain regulatory approval for our Symphony tCGM System, Durhalieve and our other AzoneTS pipeline candidates, identify and secure collaborative partnerships, and manage and execute our obligations in possible strategic collaborations. These losses, among other things, have had and will continue to have an adverse effect on our stockholders’ equity.

Our principal shareholders own a significant percentage of our stock and will be able to exercise significant influence.

Our principal shareholders own a significant percentage of our outstanding capital stock. Accordingly, these shareholders may be able to determine the composition of a majority of our Board of Directors, retain the voting power to approve certain matters requiring shareholder approval, and continue to have significant influence over our affairs. This concentration of ownership could have the effect of delaying or preventing a change in our control. Furthermore, so long as the purchasers in our January 2007 strategic private placement own 20% of the shares purchased in that transaction, the purchasers have the right to designate one director for election to our Board of Directors. The candidate is designated by the purchaser holding at least a majority of the shares of common stock purchased in the January 2007 financing, and such holder is currently Sherbrooke Partners, LLC, a beneficial owner of approximately 9.59% of our outstanding common stock as of March 25, 2008. Additionally, this significant concentration of share ownership may adversely affect the trading price of our common stock because investors often perceive disadvantages in owning stock in companies with a concentration of ownership.

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

The risks involved with collaborating with strategic partners include, but are not limited to, the following:

•	such strategic partners are likely to be larger, better capitalized companies and therefore have significant leverage in negotiating terms of such collaborative arrangements;

•	such collaborative arrangements could terminate upon the expiration of certain notice periods;

•	collaboration partners may insist on and obtain significant interests in our intellectual property rights;

•	funding by collaborative partners may be dependent upon the satisfaction of certain goals or “milestones” by certain specified dates, the realization or satisfaction of which may be outside of our control;

•	collaborative partners may retain a significant degree of discretion regarding the timing of these activities and the amount and quality of financial, personnel and other resources that they devote to these activities;

•	disputes may arise between us and any future collaborative partner regarding their respective rights and obligations under the collaborative arrangements, which may be costly to resolve; and

•	any future collaborative partner may not be able to satisfy its obligations under its arrangement with us or may intentionally or unintentionally breach its obligations under the arrangement.

The trading price of our common stock entails additional regulatory requirements, which may negatively affect such trading price.

Our common stock is currently listed on the OTC Bulletin Board, an over-the-counter electronic quotation service, which stock currently trades below $5.00 per share and the trading price of our common stock may continue to be below $5.00 per share. As a result of this price level, trading in our common stock would be subject to the requirements of certain rules promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These rules require additional disclosure by broker-dealers in connection with any trades generally involving any non-NASDAQ equity security that has a market price of less than $5.00 per share, subject to certain exceptions. Such rules require the delivery, before any penny stock transaction, of a disclosure schedule explaining the penny stock market and the risks associated therewith, and impose various sales practice requirements on broker-dealers who sell penny stocks to persons other than established customers and accredited investors (generally institutions). For these types of transactions, the broker-dealer must determine the suitability of the penny stock for the purchaser and receive the purchaser’s written consent to the transaction before sale. The additional burdens imposed upon broker-dealers by such requirements may discourage broker-dealers from effecting transactions in our common stock. As a consequence, the market liquidity of our common stock could be severely affected or limited by these regulatory requirements.

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

We need to raise substantial additional funds through public or private debt or equity financings to fund our operations. If we raise funds by issuing equity securities, the percentage ownership of current shareholders will be significantly reduced and the new equity securities may have rights senior to those of the shares of our common stock. If we raise funds by issuing debt securities, we may be required to agree to covenants that substantially restrict our ability to operate our business. We may not obtain sufficient financing on terms that are favorable to current investors or us. We may delay, limit or eliminate some or all of our proposed operations if adequate funds are not available.

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

Risks related to our discovery, development and commercialization of new medical products

Our medical device products are based on new technologies and are in early stages of development, and may not be successfully developed or achieve market acceptance.

Most of our products under development have a high risk of failure because they are based on new technologies and are in the early stages of development. To date, we have tested the feasibility of our SonoPrep® technology for various applications, including continuous glucose monitoring, transdermal drug delivery and certain anesthetic applications. We have received 510(k) marketing clearance from the FDA for our SonoPrep® device for the transdermal delivery of over-the-counter 4% topical lidocaine and in electrophysiology applications. However, to develop additional products or additional uses, substantial expenditures will be required, including for feasibility studies, pre-clinical studies, prototype development and clinical testing. Projected costs for such development are difficult to estimate and they may change and increase frequently.

Our success is dependent on further developing new and existing products and obtaining favorable results from pre-clinical studies and clinical trials and satisfying regulatory standards and approvals required for the market introduction of such products, including skin permeation methods and our tCGM system. There can be no assurance that we will not encounter unforeseen problems in the development of our skin permeation technologies (including SonoPrep® and other alternative technologies), or that we will be able to successfully address the problems that do arise. The skin permeation technologies may not prove effective in connection with diagnostics, glucose monitoring and/or transdermal drug delivery. There can be no assurance that any of our potential products will be successfully developed, proven safe and efficacious in clinical trials, meet applicable regulatory standards, be capable of being produced in commercial quantities at acceptable costs, or be eligible for third-party reimbursement from governmental or private insurers. Even if we successfully develop new products, there can be no assurance that such products will be successfully marketed or achieve market acceptance, or that expected markets will develop for such products. If any of our development programs are not successfully completed, required regulatory approvals or clearances are not obtained, or potential products for which approvals or clearances are obtained are not commercially successful, our business, financial condition and results of operations would be materially adversely affected.

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

We amended our license agreement in 2005 with the Diabetes Care Division of Bayer Healthcare LLC (Bayer) and reacquired the worldwide co-exclusive rights to develop and market our tCGM system utilizing our SonoPrep® ultrasonic skin permeation technology for the hospital intensive care unit (ICU) markets. We have completed the initial prototypes and have conducted several pilot human clinical studies in 2006-2008 at a leading Boston-area hospital, with a member of our Clinical Advisory Board serving as principal investigator. Although we believe the clinical rationale exists for our tCGM system for the ICU market, there can be no assurance that such a market will be established, or that we will be able to successfully develop a product that will prove effective for this market or gain market acceptance should such a market develop. Our tCGM product development process may take several years and will require substantial capital outlays. If the ICU market does not develop as we expect, or if we are unable to successfully develop a tCGM product for such markets on a timely basis and within cost constraints, then our business and financial results will be materially adversely affected. In addition, under the terms of our license agreement, Bayer has rights to our current generation tCGM technology using ultrasonic technology and has retained co-exclusive rights to the hospital ICU market and may compete with us in such market. If Bayer determines to compete with us in the ICU market using tCGM and ultrasonic technology, our financial results may be adversely affected.

The product candidates in our AzoneTStm pipeline are at various stages of developments. We have filed a NDA covering Durhalievetm, our most advanced AzoneTStm product candidate, for corticosteroid responsive dermatoses, with the FDA and we now seeking to satisfy FDA manufacturing requirements necessary to secure market approval. We believe that the failure to advance Durhalievetm beyond its current stage of development will have a material adverse effect on our prospects and on our business, financial condition and results of operations.

Several of our AzoneTStm pipeline programs involve topical reformulations of FDA-approved products. We must successfully complete nonclinical development activities, including reformulation development, process development and manufacturing activities, with respect to these product candidates before we can commence late-stage clinical development necessary to obtain regulatory approval. These nonclinical development activities, as well as the clinical trials associated with each AzoneTS reformulation development program, are expensive, uncertain and will take several years to complete and may not yield results that support further clinical development or product approvals.

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

Except for Durhalieve, our AzoneTS product candidates are in early stages of reformulation development and the likelihood of success of each product candidate is highly speculative. To date, the data supporting our AzoneTS drug development programs and new chemical entities are derived solely from laboratory and nonclinical studies and limited early stage clinical trials. Additional clinical trials in humans may not show that our AzoneTS-reformulated drug candidates are safe and effective, in which event we may need to further reformulate or abandon development of one or more of our current product candidates. It is impossible to predict when or if our early-stage AzoneTS pipeline products will prove effective or safe in humans or will receive regulatory approval. These AzoneTS-reformulated compounds may not demonstrate in patients the chemical and pharmacological properties ascribed to them in laboratory studies, or early stage clinical trials, and they may interact with human biological systems or other drugs in unforeseen, ineffective or harmful ways. If we are unable to discover or successfully develop drugs that are effective and safe in humans, we will not have a viable business.

We may not be able to gain market acceptance of our product candidates, which would prevent us from becoming profitable.

Even if our product candidates receive regulatory approval, we cannot be certain that any of our product candidates will gain market acceptance among physicians, patients, healthcare payers, hospitals pharmaceutical companies and the medical community in general. The degree of market acceptance will depend on a number of factors, including:

•	Our establishment and demonstration to the medical community of the clinical efficacy and safety of our product candidates;

•	Our ability to create products that are superior to alternatives currently on the market; and

•	Our ability to establish in the medical community the potential advantage of our treatments over alternative treatment methods.

These and other factors combined with obtaining regulatory approvals will not guarantee future revenues. Sales of medical products largely depend on the reimbursement of patients’ medical expenses by government healthcare programs and private health insurers. Governments and private insurers closely examine medical products to determine whether they should be covered by reimbursement and if so, the level of reimbursement that will apply. We cannot be certain that third party payers will sufficiently reimburse sales of our products, or enable us to sell our products at profitable prices. Similar concerns could also limit the reimbursement amounts that health insurers or government agencies in other countries are prepared to pay for our products. In many countries where we plan to market our products, including countries in Europe, Japan and Canada, the pricing of prescription drugs is controlled by the government or regulatory agencies. Government or other regulatory agencies in these countries could determine that the pricing for our products should be based on prices of other commercially available drugs for the same disease, rather than allowing us to market our products at a premium as new drugs.

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

We have limited manufacturing capabilities and manufacturing personnel, and if our manufacturing capabilities are insufficient to produce, or have produced by third-parties, an adequate supply of our product candidates in nonclinical, clinical or commercial quantities, our development and commercialization activities will be limited and our business will be harmed.

To date, our product candidates have been manufactured in small, research-scale quantities by us and for us by third party contract manufacturers for nonclinical studies and clinical trials. If any of our product candidates is approved by the FDA or other regulatory agencies for commercial sale, we will need to manufacture it in larger quantities. We intend to continue to use third parties to manufacture our products for research and development purposes and, if our products are approved, for commercial purposes. Our third party manufacturers may not be able to successfully increase the manufacturing capacity for any of our product candidates in a timely or efficient manner, or at all. If we are unable to successfully increase the manufacturing capacity for a product candidate, the regulatory approval or commercial launch of that product candidate may be delayed or there may be a shortage in the supply of the product candidate. Our failure or the failure of our third party manufacturers to comply with the FDA’s GMP and to pass inspections of the manufacturing facilities by the FDA or other regulatory agencies could seriously harm our business.

We may not be able to obtain and maintain the third party relationships that are necessary to develop, commercialize and manufacture some or all of our product candidates.

We expect to depend on collaborators, partners, licensees, contract research organizations, manufacturers and other third parties to support our efforts to develop and commercialize our product candidates, to manufacture clinical and commercial scale quantities of our product candidates and products and to market, sell, and distribute any products we successfully develop.

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

We are dependent on the members of our management team and our network of clinical, regulatory, scientific and technical advisors for our business success. An important element of our strategy is to take advantage of the research and development expertise of our current management and to utilize the unique expertise of our advisors. We currently have employment agreements with all of our senior executive officers. Our employment agreements with our senior executive officers are terminable on short notice or no notice and provide for severance and change of control benefits. The loss of any one of our senior executive officers or key scientific consultants could result in a significant loss in the knowledge and experience that we, as an organization, possess and could cause significant delays, or outright failure, in the development and further commercialization of our product candidates.

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

Any agreements we have or may enter into with third parties, such as collaboration, license, formulation supplier, manufacturing, clinical research organization or clinical trial agreements, may give rise to disputes regarding the rights and obligations of the parties. Disagreements could develop over rights to ownership or use of intellectual property, the scope and direction of research and development, the approach for regulatory approvals or commercialization strategy. We intend to conduct research programs in a range of therapeutic areas, but our pursuit of these opportunities could result in conflicts with the other parties to these agreements that may be developing or selling pharmaceuticals or conducting other activities in these same therapeutic areas. Any disputes or commercial conflicts could lead to the termination of our agreements, delay progress of our product development programs, compromise our ability to renew agreements or obtain future agreements, lead to the loss of intellectual property rights or result in costly litigation.

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

We rely heavily upon and have relationships with outside contractors and consultants with expertise in drug development, regulatory strategy, manufacturing and other matters. These parties are not our employees and may have commitments to, or consulting or advisory contracts with, other entities that may limit their availability to us. We have limited control over the activities of consultants and outside contractors and, except as otherwise required by our collaboration and consulting agreements, can expect only limited amounts of their time to be dedicated to our activities. If any third party with whom we have or enter into a relationship is unable or refuses to contribute to projects on which we need their help, our ability to generate advances in our technologies and develop our product candidates could be significantly harmed.

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

If we are unable to successfully complete the preclinical studies or clinical trials necessary to support PMA or NDA submissions to the FDA, we may be unable to commercialize our tCGM systems or AzoneTS products under development, which could impair our financial position.

Before submitting a PMA application to the FDA for our tCGM system or a NDA for an AzoneTS product candidate, we must successfully complete preclinical studies and clinical trials that we believe will demonstrate that our product is safe and effective. Product development, including preclinical studies and clinical trials, is a long, expensive and uncertain process and is subject to delays and failure at any stage. Furthermore, the data obtained from the studies and trial may be inadequate to support approval of a PMA or NDA as the case may be. With respect to our medical device programs, while we have in the past obtained, and may in the future obtain, an Investigational Device Exemption, or IDE, prior to commencing clinical trials for our tCGM systems, FDA approval of an IDE application permitting us to conduct testing does not mean that the FDA will consider the data gathered in the trial to be sufficient to support approval of a PMA application, even if the trial’s intended safety and efficacy endpoints are achieved.

The commencement or completion of any of our clinical trials may be delayed or halted, or be inadequate to support approval of a PMA or NDA as the case may be, for numerous reasons, including, but not limited to, the following:

•	the FDA or other regulatory authorities do not approve a clinical trial protocol or a clinical trial, or place a clinical trial on hold;

•	patients do not enroll in clinical trials at the rate we expect;

•	patients do not comply with trial protocols;

•	patient follow-up is not at the rate we expect;

•	patients experience adverse side effects;

•	patients die during a clinical trial, even though their death may not be related to our products;

•	institutional review boards, or IRBs, and third-party clinical investigators may delay or reject our trial protocol;

•	third-party clinical investigators decline to participate in a trial or do not perform a trial on our anticipated schedule or consistent with the investigator agreements, clinical trial protocol, good clinical practices or other FDA or IRB requirements;

•	third-party organizations do not perform data collection, monitoring and analysis in a timely or accurate manner or consistent with the clinical trial protocol or investigational or statistical plans;

•	regulatory inspections of our clinical trials or manufacturing facilities may, among other things, require us to undertake corrective action or suspend or terminate our clinical trials;

•	changes in governmental regulations or administrative actions;

•	the interim or final results of the clinical trial are inconclusive or unfavorable as to safety or efficacy; and

•	the FDA concludes that our trial design is inadequate to demonstrate safety and efficacy.

The results of preclinical studies do not necessarily predict future clinical trial results, and predecessor clinical trial results may not be repeated in subsequent clinical trials. Additionally, the FDA may disagree with our interpretation of the data from our preclinical studies and clinical trials, or may find the clinical trial design, conduct or results inadequate to prove safety or efficacy, and may require us to pursue additional pre-clinical studies or clinical trials, which could further delay the approval of our products. If we are unable to demonstrate the safety and efficacy of our products in our clinical trials, we will be unable to obtain regulatory approval to market our products. The data we collect from our current clinical trials, our pre-clinical studies and other clinical trials may not be sufficient to support FDA approval.

We depend on clinical investigators and clinical sites to enroll patients in our clinical trials and other third parties to manage the trials and to perform related data collection and analysis, and, as a result, we may face costs and delays that are outside of our control.

We rely on clinical investigators and clinical sites to enroll patients in our clinical trials and other third parties to manage the trial and to perform related data collection and analysis. However, we may not be able to control the amount and timing of resources that clinical sites may devote to our clinical trials. If these clinical investigators and clinical sites fail to enroll a sufficient number of patients in our clinical trials or fail to ensure compliance by patients with clinical protocols or fail to comply with regulatory requirements, we will be unable to complete these trials, which could prevent us from obtaining regulatory approvals for our products. Our agreements with clinical investigators and clinical sites for clinical testing place substantial responsibilities on these parties and, if these parties fail to perform as expected, our trials could be delayed or terminated. If these clinical investigators, clinical sites or other third parties do not carry out their contractual duties or obligations or fail to meet expected deadlines, or if the quality or accuracy of the clinical data they obtain is compromised due to their failure to adhere to our clinical protocols, regulatory requirements or for other reasons, our clinical trials may be extended, delayed or terminated, or the clinical data may be rejected by the FDA, and we may be unable to obtain regulatory approval for, or successfully commercialize, our products.

The regulatory approval process is costly and lengthy and we may not be able to successfully obtain all required regulatory approvals.

The preclinical development, clinical trials, manufacturing, marketing and labeling of medical devices and specialty pharmaceuticals are all subject to extensive regulation by numerous governmental authorities and agencies in the United States and other countries. We must obtain regulatory approval for each of our product candidates before marketing or selling any of them. It is not possible to predict how long the approval processes of the FDA or any other applicable federal or foreign regulatory authority or agency for any of our products will take or whether any such approvals ultimately will be granted. The FDA and foreign regulatory agencies have substantial discretion in the medical device and drug approval process, and positive results in preclinical testing or early phases of clinical studies offer no assurance of success in later phases of the approval process. Generally, preclinical and clinical testing of products can take many years and require the expenditure of substantial resources, and the data obtained from these tests and trials can be susceptible to varying interpretations that could delay, limit or prevent regulatory approval. If we encounter significant delays in the regulatory process that result in excessive costs, this may prevent us from continuing to develop our product candidates. Any delay in obtaining, or failure to obtain, approvals could adversely affect the marketing of our products and our ability to generate product revenue. The risks associated with the approval process include:

•	failure of our product candidates to meet a regulatory entity’s requirements for safety, efficacy and quality;

•	limitation on the indicated uses for which a product may be marketed;

•	unforeseen safety issues or side effects; and

•	governmental or regulatory delays and changes in regulatory requirements and guidelines.

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

Even if we receive regulatory approval for any of our product candidates, we will have tested them in only a small number of patients during our clinical trials. If our applications for marketing are approved and more patients begin to use our product, new risks and side effects associated with our products may be discovered. As a result, regulatory authorities may revoke their approvals. We may be required to conduct additional clinical trials, make changes in labeling of our product, reformulate our product or make changes and obtain new approvals for our and our suppliers’ manufacturing facilities. We might have to withdraw or recall our products from the marketplace. We may also experience a significant drop in the potential sales of our product if and when regulatory approvals for such product are obtained, experience harm to our reputation in the marketplace or become subject to lawsuits, including class actions. Any of these results could decrease or prevent any sales of our approved product or substantially increase the costs and expenses of commercializing and marketing our product.

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

The prices of some drugs and medical devices are lower in other countries than in the United States because of government regulation and market conditions. Under current law, importation of drugs into the United States is generally not permitted unless the drugs are approved in the United States and the entity that holds that approval consents to the importation. Various proposals have been advanced to permit the importation of drugs from other countries to provide lower cost alternatives to the products available in the United States. In addition, the MMA requires the Secretary of Health and Human Services to promulgate regulations for drug reimportation from Canada into the United States under some circumstances, including when the drugs are sold at a lower price than in the United States.

If the laws or regulations are changed to permit the importation of drugs or medical devices into the United States in circumstances that are currently not permitted, such a change could have an adverse effect on our business by making available lower priced alternatives to our future products.

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

Risks related to competition

We operate in highly competitive medical device and specialty pharmaceuticals markets and face competition from large, well-established companies with significantly more resources, and, as a result, we may not be able to compete effectively.

The industry in which we operate is intensely competitive. Many companies, universities, and research organizations developing competing product candidates have greater resources and significantly greater experience in financial, research and development, manufacturing, marketing, sales, distribution, and technical regulatory matters than we have. In addition, many competitors have greater name recognition and more extensive collaborative relationships. Our competitors could commence and complete clinical testing of their product candidates, obtain regulatory approvals, and begin commercial-scale manufacturing of their products faster than we are able to for our products. They could develop products that would render our product candidates, and those of our collaborators, obsolete and noncompetitive. Our competitors may develop more effective or more affordable products or achieve earlier patent protection or product commercialization than us. If we are unable to compete effectively against these companies, then we may not be able to commercialize our product candidates or achieve a competitive position in the market. This would adversely affect our ability to generate revenues.

The markets for glucose monitoring devices and specialty pharmaceuticals are intensely competitive, subject to rapid change and significantly affected by new product introductions and other market activities of industry participants. With respect to our Symphony tCGM System, we expect to compete directly with Roche Disetronic, a division of Roche Diagnostics; LifeScan, Inc., a division of Johnson & Johnson; the MediSense and TheraSense divisions of Abbott Laboratories and Bayer Corporation, each of which manufactures and markets products for the single-point finger stick device market. Collectively, we believe these companies currently account for substantially all of the worldwide sales of self-monitored glucose testing systems. Several companies are developing or currently marketing short-term continuous glucose monitoring products that will compete directly with our Symphony tCGM System. To date, Abbott, Cygnus, DEXCOM and Medtronic have received approval from the FDA for continuous glucose monitors. We believe that the product originally developed and marketed by Cygnus is no longer actively marketed. Most of the companies developing or marketing competing glucose monitoring devices and specialty pharmaceuticals are publicly traded or divisions of publicly-traded companies, and these companies enjoy several competitive advantages, including:

•	significantly greater name recognition;

•	established relations with healthcare professionals, customers and third-party payors;

•	established distribution networks;

•	additional lines of products, and the ability to offer rebates or bundle products to offer higher discounts or incentives to gain a competitive advantage;

•	greater experience in conducting research and development, manufacturing, clinical trials, obtaining regulatory approval for products and marketing approved products; and

•	greater financial and human resources for product development, sales and marketing, and patent litigation.

As a result, we may not be able to compete effectively against these companies or their products.

No continuous glucose monitoring system has yet received FDA clearance as a replacement for single-point finger stick devices, and our Symphony tCGM System may never be approved for that indication.

We do not expect our Symphony tCGM System to eliminate the need for single-point finger stick devices in the foreseeable future and it may not ever be approved by the FDA for that indication. At present, there is no established precedent for FDA approval of a continuous glucose monitoring system as a replacement for single-point finger stick devices. Accordingly, there is no established study design or agreement regarding performance requirements or measurements in clinical trials for continuous glucose monitoring systems, including our tCGM system. If any of our competitors were to obtain replacement claim labeling for a continuous glucose monitoring system, our Symphony tCGM System may not be able to compete effectively against that system and our business would suffer.

Technological breakthroughs in the glucose monitoring market could render our products obsolete.

The glucose monitoring market is subject to rapid technological change and product innovation. Our products are based on our proprietary technology, but a number of companies and medical researchers are pursuing new technologies for the monitoring of glucose levels. FDA approval of a commercially viable continuous glucose monitor or sensor produced by one of our competitors could significantly reduce market acceptance of our systems. Several of our competitors are in various stages of developing continuous glucose monitors or sensors, including non-invasive and invasive devices, and the FDA has approved three of these competing products. In addition, the National Institutes of Health and other supporters of diabetes research are continually seeking ways to prevent, cure or improve treatment of diabetes. Therefore, our products may be rendered obsolete by technological breakthroughs in diabetes monitoring, treatment, prevention or cure.

Risks related to products liability exposure

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

Risks related to our intellectual property

Our inability to adequately protect our intellectual property could allow our competitors and others to produce products based on our technology, which could substantially impair our ability to compete.

Our success and our ability to compete is dependent, in part, upon our ability to maintain the proprietary nature of our technologies. We rely on a combination of patent, copyright and trademark law, and trade secrets and nondisclosure agreements to protect our intellectual property. However, such methods may not be adequate to protect us or permit us to gain or maintain a competitive advantage. Our patent applications may not issue as patents in a form that will be advantageous to us, or at all. Our issued patents, and those that may issue in the future, may be challenged, invalidated or circumvented, which could limit our ability to stop competitors from marketing related products.

To protect our proprietary rights, we may in the future need to assert claims of infringement against third parties to protect our intellectual property. The outcome of litigation to enforce our intellectual property rights in patents, copyrights, trade secrets or trademarks is highly unpredictable, could result in substantial costs and diversion of resources, and could have a material adverse effect on our financial condition and results of operations regardless of the final outcome of such litigation. In the event of an adverse judgment, a court could hold that some or all of our asserted intellectual property rights are not infringed, invalid or unenforceable, and could award attorney fees.

Despite our efforts to safeguard our unpatented and unregistered intellectual property rights, we may not be successful in doing so or the steps taken by us in this regard may not be adequate to detect or deter misappropriation of our technology or to prevent an unauthorized third party from copying or otherwise obtaining and using our products, technology or other information that we regard as proprietary. Additionally, third parties may be able to design around our patents. Furthermore, the laws of foreign countries may not protect our proprietary rights to the same extent as the laws of the United States. Our inability to adequately protect our intellectual property could allow our competitors and others to produce products based on our technology, which could substantially impair our ability to compete.

We are subject to claims of infringement or misappropriation of the intellectual property rights of others, which could prohibit us from commercializing our product candidates, require us to obtain licenses from third parties or to develop non-infringing alternatives, and subject us to substantial monetary damages and injunctive relief.

As is generally the case in the medical device and pharmaceutical industries in which we operate, third-parties may, in the future, assert infringement or misappropriation claims against us with respect to our current or future products. Whether a product infringes a patent involves complex legal and factual issues, the determination of which is often uncertain. Therefore, we cannot be certain that we have not infringed the intellectual property rights of such third parties or others. Our competitors may assert that our product candidates, technologies and/or the methods we employ in the use of our tCGM systems and/or AzoneTS pipeline candidates are covered by U.S. or foreign patents held by them. This risk is exacerbated by the fact that there are numerous issued patents and pending patent applications relating to self-monitored glucose testing systems in the medical technology field. Because patent applications may take years to issue, there may be applications now pending of which we are unaware that may later result in issued patents that our products infringe. There could also be existing patents of which we are unaware that one or more components of our system may inadvertently infringe. As the number of competitors in the market for continuous glucose monitoring systems and specialty pharmaceuticals grows, the possibility of inadvertent patent infringement by us or a patent infringement claim against us increases.

Any infringement or misappropriation claim could cause us to incur significant costs, could place significant strain on our financial resources, divert management’s attention from our business and harm our reputation. If the relevant patents were upheld as valid and enforceable and we were found to infringe, we could be prohibited from selling our product that is found to infringe unless we could obtain licenses to use the technology covered by the patent or are able to design around the patent. We may be unable to obtain a license on terms acceptable to us, if at all, and we may not be able to redesign our products to avoid infringement. Even if we are able to redesign our products to avoid an infringement claim, we may not receive FDA approval for such changes in a timely manner or at all. A court could also order us to pay compensatory damages for such infringement, plus prejudgment interest and could, in addition, treble the compensatory damages and award attorney fees. These damages could be substantial and could harm our reputation, business, financial condition and operating results. A court also could enter orders that temporarily, preliminarily or permanently enjoin us and our customers from making, using, selling or offering to sell, or could enter an order mandating that we undertake certain remedial activities. Depending on the nature of the relief ordered by the court, we could become liable for additional damages to third parties.

Part of our intellectual property is licensed from the Massachusetts Institute of Technology

We have an exclusive worldwide license from the Massachusetts Institute of Technology (MIT) under certain licensed patents to practice our ultrasound-mediated skin permeation technology. These licensed patents include five (5) U.S. patents and three (3) foreign patents. Under the license agreement, we have the right to advise and cooperate with MIT in the prosecution and maintenance of the foregoing patents. However, MIT controls the prosecution of these patents. If MIT does not adequately protect our patent rights, our ability to manufacture and market products would be adversely affected.

ITEM 7.	FINANCIAL STATEMENTS

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Echo Therapeutics, Inc. Consolidated Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of
Echo Therapeutics, Inc.
Franklin, Massachusetts

We have audited the accompanying consolidated balance sheets of Echo Therapeutics, Inc. as of December 31, 2007 and 2006, and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Echo Therapeutics, Inc. as of December 31, 2007 and 2006, and the results of its operations and its cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.

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

/s/ WOLF & COMPANY, P.C.

Boston, Massachusetts
March 25, 2008

Echo Therapeutics, Inc.
(Formerly Sontra Medical Corporation)

Consolidated Balance Sheets

	As of,
	December 31,	December 31,
	2007	2006

ASSETS
Current Assets:
Cash and cash equivalents	$1,193,163	$559,017
Inventory, net of reserve for obsolescence	—	1,556
Prepaid expenses and other current assets	25,263	12,994

Total current assets	1,218,426	573,567

Property and Equipment, at cost:
Computer equipment	233,946	245,694
Office and laboratory equipment	588,498	590,926
Furniture and fixtures	14,288	14,288
Manufacturing equipment	197,888	197,888
Leasehold improvements	177,768	177,768

	1,212,388	1,226,564
Less-Accumulated depreciation and amortization	(1,100,507)	(1,017,051)

Net property and equipment	111,881	209,513

Other Assets:
Restricted cash	10,250	19,949
Intangible assets, net of accumulated amortization	9,945,486	—
Deposits and other assets	2,000	2,000

Total other assets	9,957,736	21,949

Total assets	$11,288,043	805,029

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$382,308	$45,817
Deferred revenue	—	45,833
Current portion of notes payable	386,458	89,808
Accrued expenses	451,136	103,365

Total current liabilities	1,219,902	284,823

Notes Payable, net of current portion	—	54,508

Commitments
Stockholders’ Equity:
Series A Convertible Preferred Stock, $0.01 par value, authorized 7,000,000 shares, issued and outstanding none and 73,334 shares at December 31, 2007 and December 31, 2006, respectively	—	76,291
Common stock, $0.01 par value, authorized 60,000,000 shares, issued and outstanding 17,870,804 shares and 2,776,192 shares at December 31, 2007 and 2006, respectively	178,710	27,762
Additional paid-in capital	57,575,593	34,822,306
Accumulated deficit	(47,686,162)	(34,460,661)

Total stockholders’ equity	10,068,141	465,698

Total liabilities and stockholders’ equity	$11,288,043	$805,029

See report of independent registered public accounting firm and notes to the consolidated financial statements.

Echo Therapeutics, Inc.
(Formerly Sontra Medical Corporation)

Consolidated Statements of Operations

	For the Years Ended
	December 31,
	2007	2006

Revenue:
Product revenue	$12,120	$39,828
Licensing revenue	45,833	49,167

Total revenue	57,953	88,995

Operating Expenses:
Cost of product revenue	1,556	90,557
Research and development	1,306,424	3,056,118
Purchased research and development	6,994,578	—
Selling, general and administrative	4,600,627	2,111,835
Impairment loss on property and equipment	—	275,738

Total operating expenses	12,903,185	5,534,248

Loss from operations	(12,845,232)	(5,445,253)

Other Income (Expense):
Interest income	55,635	124,132
Interest expense	(435,904)	(19,843)

Other income (expense), net	(380,269)	104,289

Net loss	(13,225,501)	(5,340,964)
Accretion of dividend on Series A Convertible Preferred Stock	(483)	(5,867)

Net loss applicable to common shareholders	$(13,225,984)	$(5,346,831)

Net loss per common share, basic and diluted	$(1.12)	$(1.97)

Basic and diluted weighted average common shares outstanding	11,769,951	2,720,259

See report of independent registered public accounting firm and notes to the consolidated financial statements.

Echo Therapeutics, Inc.
(Formerly Sontra Medical Corporation)

Consolidated Statements of Changes in Stockholders’ Equity
Years Ended December 31, 2007 and 2006

	Series A
	Convertible
	Preferred Stock		Common Stock		Additional	Deferred		Total
	Number of	Carrying	Number of	Carrying	Paid-in	Stock-Based	Accumulated	Stockholders’
	Shares	Value	Shares	Value	Capital	Compensation	Deficit	Equity

Balance December 31, 2005	73,334	$76,291	2,226,183	$22,262	$32,858,548	$(4,159)	$(29,119,697)	$3,833,245
Dividend paid on Series A preferred stock		(5,867)	2,941	29	5,838
Accretion of Series A preferred stock dividend		5,867			(5,867)
Reclassification upon adoption of SFAS No. 123(R )					(2,664)	2,664
Stock issued to 401(k) plan			48,981	490	257,174			257,664
Shares issued from sale of common stock			445,635	4,456	1,619,630			1,624,086
Fractional shares resulting from reverse stock split			(48)
Share-based payments — options, net of forfeitures					81,381	1,495		82,876
Share-based payments — restricted stock, net of forfeitures			52,500	525	8,266			8,791
Net loss							(5,340,964)	(5,340,964)

Balance December 31, 2006	73,334	76,291	2,776,192	27,762	34,822,306	—	(34,460,661)	465,698
Dividend paid on Series A preferred stock		(3,440)	10,487	105	3,335			—
Accretion of Series A preferred stock dividend		483			(483)			—
Repurchase of Series A preferred stock	(73,334)	(73,334)						(73,334)
Exercise of stock warrants to purchase common stock			312,500	3,126	61,576			64,702
Exercise of stock options			5,000	50	1,300			1,350
Issuance of common stock in private placement, net of issuance costs of $241,674			8,415,000	84,150	2,149,176			2,233,326
Issuance of common stock and warrants for placement agent fees (fair value of $241,539)			54,750	548	(548)			—
Issuance of common stock in connection with ETI acquisition			6,250,000	62,500	15,500,000			15,562,500
Fair value of warrants issued in connection with ETI acquisition					989,215			989,215
Share-based payments — options, net of forfeitures					2,609,811			2,609,811
Share-based payments — restricted stock for services, net of forfeitures			46,875	469	114,905			115,374
Beneficial Conversion Feature — Senior Notes					1,325,000			1,325,000
Net Loss							(13,225,501)	(13,225,501)

Balance December 31, 2007	—	$—	17,870,804	$178,710	$57,575,593	—	$(47,686,162)	$10,068,141

See report of independent registered public accounting firm and the notes to the consolidated financial statements.

Echo Therapeutics, Inc
(Formerly Sontra Medical Corporation)

Consolidated Statements of Cash Flows

	Years Ended December 31,
	2007	2006

Cash Flows From Operating Activities:
Net loss	$(13,225,501)	$(5,340,964)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	151,571	183,545
Share-based compensation	2,725,185	91,667
Purchased research and development	6,994,578	—
Non-cash interest related to Senior Notes	386,458	—
Impairment loss on property and equipment	—	275,738
Changes in assets and liabilities:
Accounts receivable	—	1,129
Inventory	1,556	29,694
Prepaid expenses and other current assets	(8,317)	52,474
Accounts payable	336,491	(164,391)
Deferred revenue	(45,833)	833
Accrued expenses	140,771	(55,907)

Net cash used in operating activities	(2,543,041)	(4,926,182)

Cash Flows from Investing Activities:
Cash paid in connection with Acquistion	(219,815)	—
Purchase of property and equipment	(19,425)	(106,598)
Decrease in restricted cash	9,699	9,299
Sales of short term investments	—	3,000,000

Net cash provided by investing activities	(229,541)	2,902,701

Cash Flows From Financing Activities
Repurchase of Series A preferred stock	(73,334)	—
Proceeds from the sale of common stock, net of expenses	2,233,326	1,624,086
Proceeds from Senior Notes	1,325,000	—
Payments on equipment note payable	(144,316)	(58,380)
Proceeds from the exercise of warrants	64,702	—
Proceeds from the exercise of stock options	1,350	—

Net cash provided by financing activities	3,406,728	1,565,706

Net Increase (Decrease) in Cash and Cash Equivalents	634,146	(457,775)
Cash and Cash Equivalents, beginning of period	559,017	1,016,792

Cash and Cash Equivalents, end of period	$1,193,163	$559,017

Supplemental Disclosure of Non Cash Financing Transactions:
Cash paid for interest	$10,041	$19,843

Accretion of dividend on Series A Convertible Preferred Stock	$483	$5,867

Common stock issued for dividends on converted Series A Convertible Preferred Stock	$—	$5,867

Fair value of common stock issued for ETI acquisition	$15,562,500	$—

Beneficial conversion feature on Senior Notes	$1,325,000	$—

Fair value of warrants issued in connection with ETI acquisition	$989,215	$—

Fair value of common stock and warrants issued for equity financing costs	$241,539	$—

Fair value of common stock issued for accrued 401(k) plan contributions and accrued profit sharing bonus	$—	$257,664

Deposits reclassified to property and equipment	$—	$205,012

See report of independent registered public accounting firm and the notes to the consolidated financial statements.

ECHO THERAPEUTICS, INC.
(Formerly Sontra Medical Corporation)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2007 and 2006

(1)	ORGANIZATION, BASIS OF PRESENTATION AND GOING CONCERN

Organization and Basis of Presentation

Echo Therapeutics, Inc. was formed through the merger of Sontra Medical Corporation (“Sontra”) and Durham Pharmaceuticals, Ltd. (doing business as Echo Therapeutics, Inc.) in September 2007 (the “Merger”). Previously, Durham Pharmaceuticals, Ltd. was a wholly-owned subsidiary of Cato Holding Company (doing business as Cato BioVentures) (“Cato”). Effective October 8, 2007, Sontra changed its name to Echo Therapeutics, Inc. (the “Company”).

The Company is a medical device and specialty pharmaceutical company. We are developing a non-invasive, wireless, transdermal continuous glucose monitoring (tCGM) system for people with diabetes and for use in hospital critical care units and a wide range of transdermal reformulations of specialty pharmaceutical products previously approved by the United States Food and Drug Administration (FDA).

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant inter-company balances and transactions have been eliminated in consolidation.

Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As of December 31, 2007, the Company had cash of only approximately $1.2 million and an accumulated deficit of approximately $47.7 million. Through December 31, 2007, the Company has not been able to generate sufficient sales from its operations to cover its costs and operating expenses. Although the Company has been able to issue securities through a series of private placements to raise capital in order to fund its operations, it is not known whether the Company will be able to continue this practice, or be able to obtain other types of financing to meet its cash operating expenses. This, in turn, raises substantial doubt about the Company’s ability to continue as a going concern. Subsequent to December 31, 2007, the Company received gross proceeds from the 2008 Senior Note Financing and 2008 Secured Note and Warrant Financing of approximately $1,200,000 and has the right to issue additional Secured Notes in 2008 for gross proceeds of $1,500,00 (see Note 16). Management is currently pursuing additional private equity financing, and such financing is expected to be completed during 2008. However, no assurances can be given as to the success of these plans. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

(2)	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying financial statements reflect the application of the following accounting policies:

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make judgments, estimates and assumptions that affect the amounts reported in the Company’s consolidated financial statements and accompanying notes. Actual results could differ materially from those estimates. The Company considers the valuation of intangible assets, the recoverability of long-lived assets, the realizability of deferred tax assets and the fair value of share-based payments issued to be material accounting estimates.

See report of independent registered public accounting firm.

ECHO THERAPEUTICS, INC.
(Formerly Sontra Medical Corporation)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Cash and Cash Equivalents

The Company considers all highly liquid investments with maturities of ninety days or less to be cash equivalents. Cash equivalents consisted of money market funds as of December 31, 2007 and 2006. The Company maintains its cash in bank deposit accounts which, at times, may exceed the federally insured limits. Restricted cash represents a security deposit on the Company’s leased offices.

Intangible Assets and Other Long-Lived Assets

The Company records intangible assets at the acquisition date fair value. As a policy, the Company amortizes its intangible assets using the straight-line method over their estimated useful lives, as follows: patents and licenses, two to 20 years; definite-lived core and developed technology, five to 25 years; and other intangible assets over various periods. In connection with the ETI Acquisition, intangible assets related to contractual arrangements and technology are amortized over estimated useful lives of three (3) and nine (9) years, respectively, on a straight—line basis.

The Company uses the income approach to determine the fair values of its capitalizable purchased research and development. This approach calculates fair value by estimating the estimated purchased after-tax cash flows attributable to an in-process project over its useful life and then discounting these after-tax cash flows back to a present value. The Company bases its revenue assumptions on estimates of relevant market sizes, expected market growth rates, expected trends in technology and expected product introductions by competitors. In arriving at the value of the in-process projects, the Company considers, among other factors: the in-process projects’ stage of completion; the complexity of the work completed as of the acquisition date; the costs already incurred; the projected costs to complete; the contribution of core technologies and other acquired assets; the expected introduction date and the estimated useful life of the technology. The Company bases the discount rate used to arrive at a present value as of the date of acquisition on the time value of money and medical technology investment risk factors. For the in-process projects the Company acquired in connection with its ETI Acquisition, the Company used ranges of risk-adjusted discount rates to discount its projected cash flows of 17.8 percent to 27.1 percent. The Company believes that the estimated capitalizable purchased research and development amounts so determined represent the fair value at the date of the ETI Acquisition and do not exceed the amount a third party would pay for the projects.

In accordance with SFAS No. 144, Accounting for the Impairment and Disposal of Long-Lived Assets, the Company reviews intangible assets subject to amortization quarterly to determine if any adverse conditions exist or a change in circumstances has occurred that would indicate impairment or a change in the remaining useful life. Conditions that would indicate impairment and trigger an impairment assessment include, but are not limited to, a significant adverse change in legal factors or business climate that could affect the value of an asset, or an adverse action or assessment by a regulator. If the carrying value of an asset exceeds its undiscounted cash flows, the Company writes-down the carrying value of the intangible asset to its fair value in the period identified.

The Company generally calculates fair value as the present value of estimated future cash flows it expects to generate from the asset using a risk-adjusted discount rate. If the estimate of an intangible asset’s remaining useful life is changed, the Company amortizes the remaining carrying value of the intangible asset prospectively over the revised remaining useful life.

For other long-lived assets, the Company evaluates quarterly whether events or circumstances have occurred that indicate that the carrying value of these assets may be impaired. The Company recorded an impairment loss in its statement of operations relating to certain property and equipment in the year ended December 31, 2006 in the amount of $275,738 (see Note 5). No impairment losses were recorded in the year ended December 31, 2007.

See report of independent registered public accounting firm.

ECHO THERAPEUTICS, INC.
(Formerly Sontra Medical Corporation)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Purchased Research and Development

The Company’s purchased research and development represents the value of in-process projects that have not yet reached technological feasibility, have no alternative future uses and for which there are no reliable estimates of future cash flows as of the date of acquisition. The primary basis for determining the technological feasibility of these projects is obtaining regulatory approval to market the underlying products in an applicable geographic region. The Company expenses the value attributable to these in-process projects at the time of the acquisition. If the projects are not successful or completed in a timely manner, the Company may not realize the financial benefits expected for these projects or for the acquisition as a whole.

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

Share-Based Payments

On January 1, 2006, the Company adopted the provisions of SFAS No. 123(R), Share-Based Payment, which is a revision of SFAS No. 123, Accounting for Stock Based Compensation. There was no cumulative effect to the Company as a result of adopting this new accounting principle. Under SFAS No. 123(R), the Company recognizes compensation costs resulting from the issuance of stock-based awards to employees and directors as an expense in the statement of operations over the service period based on a measurement of fair value for each stock award.

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

See report of independent registered public accounting firm.

ECHO THERAPEUTICS, INC.
(Formerly Sontra Medical Corporation)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Financial Instruments

SFAS No. 107, Disclosures about Fair Value of Financial Instruments, requires disclosure about fair value of financial instruments. The estimated fair market value of the Company’s financial instruments, which include cash and cash equivalents, restricted cash and accounts payable approximates their carrying value due to the short-term nature of these instruments and their market terms. The estimated fair value of the senior promissory bridge notes at December 31, 2007 is approximately $826,600.

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

Stock options to purchase common stock, stock warrants to purchase common stock and senior promissory bridge notes have been excluded from the calculation of diluted net loss per share because their effect was anti-dilutive for each if the periods presented.

Segment Information

SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, established standards for reporting information regarding operating segments and for related disclosures about products and services and geographical areas. Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision maker, or decision making group, in making decisions regarding resource allocation and assessing performance. To date, the Company has viewed its operations and manages its business as principally one operating segment, which is development of specialty pharmaceutical drugs and transdermal diagnostics and drug delivery products for sale to the medical market. As of December 31, 2007 and 2006, all of the Company’s assets were located in the United States.

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

In the year ended December 31, 2006, the Company billed and collected $23,180 under a Small Business Innovation Research (“SBIR”) grant totaling $70,000 from the U.S. Army. This amount has been net against research and development expenses. Through discussions with the U.S. Army during 2007, it was agreed that the amount billed and collected in 2006 by the Company would finalize the requirements of both parties under the grant.

See report of independent registered public accounting firm.

ECHO THERAPEUTICS, INC.
(Formerly Sontra Medical Corporation)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The Company’s policy is to recognize interest and penalties related to income tax matters in income tax expense. As of January 1 and December 31, 2007, the Company had no accruals for interest or penalties related to income tax matters.

Deferred Revenue

In November 2006, the Horticulture and Food Research Institute of New Zealand Limited (“HortResearch”) paid the Company $50,000 for a one year option to license the use of the Company’s ultrasonic skin permeation technology. Under the agreement, the Company was obligated to perform certain training and consulting services over the one year period. Accordingly, the $50,000 payment was recognized as revenue ratably over the one year service period. At December 31, 2006, deferred revenue consisted of the unearned portion of the $50,000 payment received from HortResearch in connection with the license and collaboration agreement. This license was recognized as revenue ratably over the one year service period through November 2007.

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

Recent Accounting Pronouncements

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

In December 2007, the Financial Accounting Standards Board (FASB) issued Statement No. 141 (revised) (No. 141 R), “Business Combinations.” This Statement replaces FASB Statement No. 141, and applies to all business entities that previously used the pooling-of-interests method of accounting for some business

See report of independent registered public accounting firm.

ECHO THERAPEUTICS, INC.
(Formerly Sontra Medical Corporation)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

combinations. Under Statement No. 141R, an acquirer is required to recognize, at fair value, the assets acquired, liabilities assumed, and any non-controlling interest in the entity acquired at the acquisition date. Further, it requires that acquisition costs and expected restructuring costs be recognized separately from the acquisition, and that the acquirer, in a business combination executed in stages, recognize the identifiable assets and liabilities as well as the non-controlling interest in the entity acquired, at the full amounts of their fair values. SFAS No. 141R also requires an acquirer to recognize the assets acquired and liabilities assumed arising from contractual contingencies as of the acquisition date. Also under this statement, an acquirer is required to recognize contingent consideration as of the acquisition date and eliminates the concept of negative goodwill and requires gain recognition in instances in which the fair value of the identifiable net assets exceeds the fair value of the consideration plus any non-controlling interest in the entity acquired as of the acquisition date. SFAS No. 141R makes significant amendments to other Statements and other authoritative guidance, and applies prospectively to business combinations on or after the acquiring entities first fiscal year that begins after December 15, 2008, which is fiscal year 2009 for the Company. It may not be applied prior to that date.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities Including an Amendment of FASB Statement No. 115”. SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This statement is expected to expand the use of fair value measurement, which is consistent with the FASB’s long-term measurement objectives for accounting for financial instruments. The fair value option established will permit all entities to choose to measure eligible items at fair value at specified election dates. An entity shall record unrealized gains and losses on items for which the fair value option has been elected through net income in the statement of operations at each subsequent reporting date. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007, which is fiscal year 2008 for the Company. The Company is currently reviewing the impact, if any, that this new accounting standard will have on their financial statements.

In March of 2008, the FASB issued Statement No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133.” This Statement changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. This Statement is effective for fiscal years and interim periods beginning after November 15, 2008 and is not expected to have a material impact on the consolidated financial statements of the Company.

(3)	ACQUISITION OF ETI

The Company completed the acquisition of Durham Pharmaceuticals, Ltd. (doing business as Echo Therapeutics, Inc.) (the “ETI Acquisition”) on September 14, 2007. ETI was a development-stage company focused on a broad portfolio of advanced topical formulations of well-established, FDA-approved products using its proprietary AzoneTStm dermal penetration technology platform. ETI’s lead AzoneTStm-based product is Durhalievetm, an advanced formulation of triamcinolone adetonide for the treatment of corticosteroid responsive Dermatosis. Durhalieve is covered by a pending New Drug Application (NDA) on file with the United States Food and Drug Administration (“FDA”).

The ETI Acquisition was accounted for as a purchase of assets, rather than a business combination as ETI did not meet the definition of a “business”, using the purchase method. The Company paid approximately $16,929,000 to complete the ETI Acquisition, consisting of approximately $1,306,000 related to transaction fees (including the

See report of independent registered public accounting firm.

ECHO THERAPEUTICS, INC.
(Formerly Sontra Medical Corporation)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

fair value of warrants of approximately $989,000 issued to an investment banking firm), $60,000 paid in cash to Durham Pharmaceuticals LLC, an affiliate of ETI, and $15,562,500 of the Company’s common stock. The estimated fair value of the 6,250,000 shares of common stock issued in the ETI Acquisition at $2.49 per share was based on the average closing stock price for a period of several days before and after the date the acquisition agreement was reached and announced. The total purchase price consideration for the ETI Acquisition is as follows:

Consideration:
Cash	$60,000
Common stock	15,562,500

Total consideration	15,622,500

Transaction costs:
Fair value of warrants	989,215
Cash (including $157,000 included in accrued expenses at December 31, 2007)	316,815

Total transaction costs	1,306,030

Total acquisition cost	$16,928,530

The Company allocated the costs of the ETI Acquisition to the assets acquired and the liabilities assumed using all information reasonably available to the Company. The purchase price allocation for the ETI Acquisition is as set out below:

Current assets acquired	$3,952
Purchased research and development	6,994,578
Technology related intangible assets	9,625,000
Contract related intangible asset	355,000
Current liabilities assumed	(50,000)

$16,928,530

The preliminary purchase price allocation was originally recorded in the quarter ended September 30, 2007. The fair value of intangible assets acquired was initially determined to be approximately $10.4 million. The final purchase price allocation was completed in the quarter ended December 31, 2007 with the amount of intangible assets recorded at $9.98 million.

The fair value of intangible assets was based on valuations using an income approach, with estimates and assumptions determined by management using all information reasonably available. A range of discount rates of between 17.8% and 27.1% was used in this approach, which the Company believes to be commensurate with the stage of development and the uncertainties in the economic estimates determined. The technology related intangible assets represent the AzoneTS Patent, the AzoneTS Drug Master File that includes all technical and clinical data and an estimated fair value of two (2) commercializable drugs, both known as Durhalieve. The contract related intangible asset represents favorable discount terms of a contract with Cato Research, a global contract research and development organization and an affiliate of Cato BioVentures, which holds a significant ownership interest in the Company as a result of the ETI Acquisition. The technology related intangible asset is being amortized on a straight line basis over approximately 9 years beginning with the start of its useful life which the Company has estimated to be 2010 and the contract related intangible asset over approximately 3 years beginning with the date of acquisition. None of the amortization of intangible assets acquired is expected to be deductible for income tax purposes.

See report of independent registered public accounting firm.

ECHO THERAPEUTICS, INC.
(Formerly Sontra Medical Corporation)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The amount allocated to purchased research and development relates to the value associated with the on-going development of seven (7) new pharmaceutical product candidates all using the Company’s AzoneTS reformulation technology. These product candidates are in early stages of product development, technological feasibility has not yet been determined There are no projected alternative uses of these product candidates and no reliable estimates of future cash flows from them. Accordingly, approximately $7.0 million of purchased in-process research and development was expensed on the date of the ETI Acquisition.

(4)	INTANGIBLE ASSETS

As of December 31, 2007, intangible assets related to the ETI Acquisition are as follows:

	Estimated		Accumulated
	Life	Cost	Amortization	Net

Contract related intangible asset:
Cato Research discounted contract	3 years	$355,000	$34,514	$320,486

Technology related intangible assets:
Patent for the AzoneTS-based product candidates and formulation	9 years	1,305,000	—	1,305,000
Drug Master Files containing formulation, clinical and safety documentation used by the FDA	9 years	1,500,000	—	1,500,000
Two(2) in-process Durhalieve-related pharmaceutical products	9 years	6,820,000	—	6,820,000

Total technology related intangible assets		9,625,000	—	9,625,000

Total		$9,980,000	$34,514	$9,945,486

As of December 31, 2006, the Company had no intangible assets.

Amortization expense was approximately $34,500 and zero for the years ended December 31, 2007 and 2006, respectively, and is included in research and development in the Statement of Operations.

Estimated amortization expense for each of the next five years is as follows:

Estimated
Amortization
Year Ending December 31:	Expense

2008	$118,000
2009	118,000
2010	1,153,000
2011	1,069,000
2012	1,069,000

(5)	IMPAIRMENT LOSS ON PROPERTY AND EQUIPMENT

At December 31, 2006, the Company determined that the carrying value of certain property and equipment, including molds, related to the manufacture of the SonoPrep® Topical Anesthetic System (“SonoPrep®”) was not recoverable. The facts and circumstances leading to this determination included the Company’s historical sales levels for products utilizing SonoPrep® and the Company’s decision to place minimal effort into the marketing and sales of SonoPrep® related products. This decision was made in light of the Company’s financial difficulties and the

See report of independent registered public accounting firm.

ECHO THERAPEUTICS, INC.
(Formerly Sontra Medical Corporation)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

limited capital available to the Company. The Company used a discounted present value of future cash flows method in order to estimate the fair value of the impaired assets. The Company is not currently expecting any material sales of SonoPrep® related products over the estimated remaining useful life of these assets. In addition, the Company considered the value the Company could receive if the assets were sold. Due to the company-specific nature of these assets, the Company would not expect to be able to realize any material proceeds from the sale of these assets. As a result of this analysis, the Company recorded an impairment loss of $275,738 in the year ended December 31, 2006. No impairment losses were recorded in the year ended December 31, 2007.

(6)	OPERATING LEASE COMMITMENTS

The Company leases approximately 13,000 square feet of manufacturing, laboratory and office space in a single facility located in Franklin, Massachusetts under a lease expiring March 31, 2008. On January 31, 2008, the Company finalized its negotiations with the landlord of the Franklin, Massachusetts facilities to extend the current lease for a one (1) year term through March 31, 2009. The Company has the option to extend the lease for two consecutive one (1) year periods by providing notice to the landlord by September 30, 2008 and September 30, 2009, respectively. Future minimum lease payments under this operating lease are approximately as follows:

Amount

For the years ended December 31,
2008	$172,000
2009	44,000

Total	$216,000

The Company’s facilities lease expense was approximately $159,000 and $157,000 for the years ended December 31, 2007 and 2006, respectively.

The Company also has non-cancellable operating leases related to its office equipment with estimated future minimum lease payments of approximately $4,100 per year.

(7)	PATENT LICENSE AGREEMENT

Effective June 30, 1998, the Company entered into a patent license agreement with the Massachusetts Institute of Technology (MIT) that granted Sontra Medical Inc., a wholly-owned subsidiary of the Company, an exclusive right and license to certain existing and future MIT patents that relate to ultrasound enhancement of transdermal drug delivery.

The Company is obligated to pay MIT a minimum annual license maintenance fee of $25,000 which is creditable towards the payment of royalties. This license maintenance fee is payable in January of each year thereafter to the end of the term of the patent rights or until the agreement is terminated. The payment for the 2007 annual maintenance license fee has been accrued as of December 31, 2007. The Company is obligated to pay MIT royalties up to 2% of net sales of products and processes using the licensed patents (the Licensed Products and Licensed Processes) used, leased or sold by the Company and/or its affiliates, as defined.

See report of independent registered public accounting firm.

ECHO THERAPEUTICS, INC.
(Formerly Sontra Medical Corporation)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(8)	NOTES PAYABLE

Notes payable at December 31, 2007 and 2006 consisted of the following:

	2007	2006

Senior Notes:
Senior promissory bridge notes	$1,325,000	$—
Unamortized discount	(938,542)	—

	386,458	—
Equipment note payable	—	144,316

Total notes payable	386,458	144,316
Less current portion of notes payable	386,458	89,808

Notes Payable, net of current portion	$—	$54,508

Bridge Notes

On September 14, 2007, the Company completed a private placement of unsecured Senior Promissory Bridge Notes (the “Bridge Notes”) in the aggregate principal amount of $1,325,000 to strategic institutional and individual accredited investors. The Bridge Notes were schedule to be due September 15, 2008 and accrue interest at a rate of 10% per annum, with interest payable upon maturity. If the Company had completed a subsequent equity or equity linked financing or a combination of equity financings resulting in gross proceeds to the Company totaling at least $2,500,000 on or before December 15, 2007, inclusive of the Bridge Notes (a “Qualified Financing”), then the Bridge Notes would have converted automatically into the equity securities issued in the Qualified Financing. The terms of the Bridge Notes reflected a 20% premium in the event of an exchange such that upon an automatic exchange of the Bridge Notes in any Qualified Financing, the holders of the Bridge Notes would be deemed to have tendered an amount equal to 120% of the outstanding principal and interest of the Bridge Notes in exchange for the equity securities issued to such holders in the Qualified Financing. The Company is obligated to pay Burnham Hill Partners 8% of the gross proceeds received in connection with the issuance of the Bridge Notes at the time of a subsequent equity or equity linked financing. The holders of the Bridge Notes had one demand registration right, since a Qualified Financing did not occur prior to December 15, 2007.

A Qualified Financing had not been completed by December 31, 2007 and accordingly, the Bridge Notes became (1) convertible into shares of common stock at a ratio determined by dividing the outstanding principal and interest of each Bridge Note by a price per share equal to the price per share of our most recent equity or equity-linked financing, or (2) exchangeable at a 20% premium for securities issued in any other subsequent equity or equity-linked financing.

At December 31, 2007, the Company had accrued interest related to the Bridge Notes of $38,843.

Settlement Options

At December 31, 2007, the outstanding Senior Note balance, which includes outstanding principal and accrued interest, may be settled in three ways: (a) conversion to common stock at the option of the holder on or before September 15, 2008, at the common stock price resulting from the most recent equity or equity-linked financing event that occurred prior to the conversion date, and at the discretion of the holder, the Senior Notes may be exchanged for any securities issued in any subsequent equity or equity-linked financing for 120% of the outstanding balance of the Senior Note on the conversion date; (b) repayment in cash at the Company’s option before September 15, 2008 in a sum equal to 120% of the outstanding principal plus 100% of the outstanding accrued

See report of independent registered public accounting firm.

ECHO THERAPEUTICS, INC.
(Formerly Sontra Medical Corporation)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

interest; or (c) on September 15, 2008 in a sum equal to the outstanding principal plus accrued interest if not converted to common stock at the option of the holder, as described in (a) above.

The Company computed an estimated beneficial conversion amount on the issuance date based on the terms of the Senior Notes and assuming that the conversion would occur at the lowest conversion price estimable based on the most recently completed equity linked financing. Assuming a Qualified Financing does not occur, the lowest conversion price estimated as of the issuance date is $1.00. The fair value of the Company’s common stock on the date of issuance of the Senior Notes was $2.49 per share. No Qualified Financing occurred. No additional proceeds are required to be paid by the holders of the Senior Notes upon any conversion event.

For purposes of computing the potential benefit to the holders of the Senior Notes upon conversion at $1.00 per share as compared to the $2.49 fair value of the company’s common Stock on the issuance date of the Senior Notes, the Company calculated a beneficial conversion feature on the Senior Notes of $1,974,250. Because the beneficial conversion feature on the Senior Notes exceeds the $1,325,000 gross proceeds received on issuance of the Senior Notes, the Company recorded a beneficial conversion feature of $1,325,000 as a discount on the Senior Notes and an increase to additional paid-in capital. The discount is being amortized to interest expense over the one-year term of the Senior Notes, and $386,458 was included in interest expense for the year ended December 31, 2007.

Subsequent to December 31, 2007, the Senior Notes were exchanged for 8% Senior Convertible Notes (see Note 16).

Equipment Note Payable

In May 2005, the Company entered into a note payable agreement with a third-party lender for financing equipment purchases in the amount of $237,541. The note was repayable over a four year term and the Company was obligated to make monthly interest and principal payments of $6,017. Interest accrued at an annual rate of 10.39% and the note was secured by certain property and equipment of the Company. Interest expense related to this note was $9,063 and $19,843 for the years ended December 31, 2007 and 2006, respectively. On September 12, 2007, the Company repaid the entire outstanding balance of the note payable, or approximately $70,000.

(9)	SERIES A CONVERTIBLE PREFERRED STOCK

The Company is authorized in its Articles of Incorporation, as amended, to issue up to 10,000,000 shares of preferred stock with the rights, preferences and privileges to be fixed by the board of directors. The board of directors has authorized and designated the issuance of up to 7,000,000 shares of Series A Convertible Preferred Stock with the rights, preferences and privileges as described below. At December 31, 2007 and 2006, zero and 73,334 shares, respectively, of Series A Convertible Preferred Stock were outstanding.

Each share of Series A Convertible Preferred Stock was initially convertible into one share of common stock, subject to adjustment in certain events. In accordance with the terms of the Company’s 1-for-10 reverse stock split of the Company’s common stock (see Note 8) effective on August 11, 2006, the common shares into which the Series A Convertible Preferred Stock may convert have not been adjusted. The holders of shares of Series A Convertible Preferred Stock were entitled to receive annual 8% dividends, payable in cash or shares of common stock. The Company had the right to convert the shares of Series A Convertible Preferred Stock in the event that the closing price of the common stock for twenty consecutive trading days was equal to or greater than $3.00 per share. The Series A Convertible Preferred Stock had no voting power, except as otherwise required under the Minnesota Business Corporations Act.

In the event of any voluntary or involuntary liquidation, dissolution or winding-up of the Company, the holders of shares of Series A Convertible Preferred Stock were entitled to be paid an amount equal to $1.00 per share plus

See report of independent registered public accounting firm.

ECHO THERAPEUTICS, INC.
(Formerly Sontra Medical Corporation)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

any accrued and unpaid dividends on such shares prior to any payment to the holders of common stock, but are not entitled to any further participation in distributions of any remaining net assets.

In conjunction with the 8% dividend on the Series A Convertible Preferred Stock, the Company accreted dividends of $483 and $5,867 for each of the years ended December 31, 2007 and 2006, respectively. In each of the years ended December 31, 2007 and 2006, the Company paid annual dividends of $3,440 and $5,867 in the form of 10,487 and 2,941 shares of common stock, respectively.

Dividends paid in conjunction with conversions of Series A Convertible Preferred Stock were paid based on a fixed common stock price of $1.00 per share. As a result, there may be a beneficial conversion feature equal to the difference between the fair value of the common stock on the date the common shares are issued and the $1.00 per share conversion price.

On January 30, 2007, the Company repurchased all the Series A Preferred Stock for $73,334 of cash. At the time of the repurchase, the Company issued to the holders a common stock dividend in the amount of 10,487 shares of common stock, valued at $3,440, representing the amount of the accrued dividend for the period July 1, 2006 through January 30, 2007.

(10)	COMMON STOCK

The Company has authorized 60,000,000 shares of common stock, $0.01 par value per share, of which 17,870,804 and 2,776,192 shares were issued and outstanding as of December 31, 2007 and 2006, respectively.

ETI Acquisition

In connection with the ETI Acquisition, each outstanding share of ETI common stock was canceled, extinguished and converted automatically into 0.4356 shares of the Company’s common stock. The Company issued an aggregate of 6,250,000 shares of its common stock with a fair value of approximately $15,562,500 to the former ETI shareholders in connection with the ETI Acquisition.

Burnham Hill Partners Investment Banking and Financial Advisory Agreements

Burnham Hill Partners (“BHP”), a division of Pali Capital, Inc. was engaged to advise the Company in connection with the ETI Acquisition and certain financing activities. The Company issued BHP five-year warrants to purchase 425,000 shares of Company common stock at an exercise price of $2.39 per share upon consummation of the ETI Acquisition, and agreed to pay BHP $150,000 in cash upon the Company’s receipt of $2,500,000, inclusive of the Senior Notes, in connection with a Qualified Financing. The fair value of the BHP warrants was estimated to be approximately $989,000 and the amount was included in the purchase price of ETI because the cost was directly related to the consummation of the ETI Acquisition. The warrants include a weighted average anti-dilution provision if the issuance or deemed issuance price is less than the exercise price for any sale or deemed sale of the Company’s common stock.

Effective July 25, 2007, the Company engaged BHP as its non-exclusive financial advisor for a period of six months. For these financial advisory services, BHP received $50,000 in cash and the Company issued BHP five-year warrants to purchase 60,000 shares of the Company’s common stock at an exercise price of $1.63 per share. The fair value of these BHP warrants was estimated to be approximately $133,000 and was included in selling, general and administrative expenses. The warrants include a weighted average anti-dilution provision if the issuance or deemed issuance price is less than the exercise price for any sale or deemed sale of the Company’s common stock.

See report of independent registered public accounting firm.

ECHO THERAPEUTICS, INC.
(Formerly Sontra Medical Corporation)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Private Placements of Common Stock

On January 3, 2007, the Company entered into a definitive common stock and warrant purchase agreement with Sherbrooke Partners, LLC (“Sherbrooke”), certain other accredited investors and certain members of the Company’s board of directors and management team to issue 6,000,000 shares of common stock for $0.10 per share and two-year warrants to purchase 1,500,000 shares of common stock at an exercise price of $0.21 per share (the closing price of the Company’s common stock on the NASDAQ Capital Market as of December 29, 2006) in exchange for $600,000 (the “Financing”). On January 30, 2007, the Company closed a $660,000 (includes a 10% over-allotment) common stock and warrant financing with Sherbrooke, certain other accredited investors and certain members of the board of directors and management. The Company issued 6,600,000 shares of common stock for $0.10 per share and two-year warrants to purchase 1,650,000 shares of common stock at an exercise price of $0.21 per share in the Financing (the “Warrants”).

The Warrants expire two years from the date of the closing of the Financing and contain customary provisions for adjustment to the exercise price in the event of stock splits, combinations and dividends. The Warrants also contain weighted average anti-dilution provisions that provide for an adjustment to the then effective exercise price (and number of shares of common stock issuable upon exercise) upon certain dilutive issuances by the Company of equity securities. In addition, if the per share market value (as defined in the Warrants) of the Company’s common stock for any twenty (20) consecutive trading days equals or exceeds $0.63 per share, then the Company may, with the prior written consent of the Warrant holders, redeem the unexercised portion of the Warrants in cash at a price equal to the number of shares of common stock that remain subject to the Warrant multiplied by $0.001.

During 2007, Warrants to purchase 312,500 shares of our common stock were exercised voluntarily, providing proceeds of $64,702.

In June and July 2007, the Company completed a total of three closings of a private placement of its common stock which provided the Company with aggregate gross proceeds of $1,815,000 (net proceeds were approximately $1,641,000) (the “Second Financing”). The investors in the Second Financing purchased 1,815,000 shares of the Company’s common stock at a per share purchase price of $1.00 and received five-year warrants to purchase an aggregate of 544,500 shares of common stock at a per share exercise price of $1.40 (the “Financing Warrants”) . The Company has the right to terminate the Financing Warrants, upon fifteen (15) days’ notice, in the event (i) the closing bid price of the Company’s Common Stock for twenty-two (22) consecutive trading days is equal to or greater than $3.00 per share and (ii) the Company has registered for resale the shares of Common Stock underlying the Financing Warrants, provided however, that each registered holder has the right to exercise the Financing Warrants at any time prior to such termination. The Financing Warrants contain customary provisions for adjustment to the exercise price in the event of stock splits, combinations and dividends. The Financing Warrants also contain weighted average anti-dilution provisions that provide for an adjustment to the then effective exercise price if the Company issues equity securities without consideration or for consideration less than $1.00 per share.

In connection with warrants and restricted stock issued to the Placement Agent (defined below) in connection with the Second Financing, the total fair value of these instruments of $170,913 was recorded, net of the par value of the common stock, as both a debit and credit to additional paid-in capital.

The Company used the net proceeds of the Second Financing for product development, funding of clinical trials, possible acquisitions or licensing of technologies or businesses, working capital and general corporate purposes.

See report of independent registered public accounting firm.

ECHO THERAPEUTICS, INC.
(Formerly Sontra Medical Corporation)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Legend Merchant Group Placement Agent and Financial Advisory Agreements

In connection with the Second Financing, the Company retained Legend Merchant Group, Inc. (“Placement Agent”) as placement agent. The Company agreed to pay the Placement Agent for its services (a) a cash fee equal to 7% of the aggregate gross proceeds raised by the Company in the Second Financing from investors introduced to the Company by the Placement Agent, excluding the proceeds from any Financing Warrant exercises, (b) shares of unregistered Common Stock of the Company equal to 5% of the number of shares issued to investors introduced to the Company by the Placement Agent and (c) warrants to acquire a number of shares of common stock of the Company equal to 5% of the number of shares issued to investors introduced to the Company by the Placement Agent at a per share exercise price equal to $1.40. The Placement Agent received fees and compensation only on funds raised by the Placement Agent from new investors in the Company (i.e., only those parties, and affiliates, who had not previously participated in a financing transaction with the Company and who were not introduced by Sherbrooke Partners (and its affiliates), management or members of the Board of Directors of the Company). The Company also agreed to pay up to $15,000 of reasonable legal counsel fees of the Placement Agent in connection with the Financing.

For its services as placement agent in the Financing, the Company paid the Placement Agent $76,650 in cash, 54,750 shares of common stock of the Company with a fair value of $123,763 and five-year warrants to purchase of 54,750 shares of Company common stock at an exercise price of $1.40 per share (the “Placement Agent Warrants”) with a fair value of $117,776.

The Company is not required to register for resale under the Securities Act the shares of common stock issued to the investors and the Placement Agent in the Second Financing or the shares issuable upon the exercise of the Financing Warrants and Placement Agent Warrants. However, the Company did agree with the Placement Agent that it would provide piggyback registration rights to the investors and the Placement Agent with respect to the securities purchased in the Second Financing, subject to customary exceptions.

On April 4, 2007, the Company entered into an Advisory Agreement with the Placement Agent, pursuant to which the Company issued 75,000 shares of its common stock with a fair value of $116,250 to the Placement Agent for advisory services rendered. The Company recorded the fair value of these shares as selling, general and administrative expense.

2006 Common Stock Issuances

During 2006, 48,981 shares were issued to the 401(k) plan and 2,941 shares were issued upon the payment of dividends for the Series A Convertible Preferred Stock.

In March 2006, the Company completed a financing (the “2006 Financing”) with selected qualified purchasers that provided the Company with net proceeds of approximately $1,624,000 pursuant to the terms of a Common Stock and Warrant Purchase Agreement (the “Purchase Agreement”). Under the terms of the Purchase Agreement, investors purchased 445,635 shares of the Company’s common stock in a private placement at a per share purchase price of $4.00. The investors also received warrants (the “2006 Warrants”) to purchase up to 445,635 shares of common stock. The 2006 Warrants are exercisable beginning six months from the issue date at a per share price of $5.80 and will expire no later than the fifth anniversary of the issue date. In addition, the Company shall have the right to terminate the 2006 Warrants, upon thirty days notice, in the event that the closing price of the Company’s common stock for twenty consecutive trading days is equal to or greater than $11.60 per share.

The Company agreed to pay the placement agent for its services in connection with the 2006 Financing as follows: (a) a cash fee equal to 7% of the aggregate capital raised by the Company from investors introduced to the Company by the placement agent, excluding the proceeds from any 2006 Warrant exercises; (b) warrants to

See report of independent registered public accounting firm.

ECHO THERAPEUTICS, INC.
(Formerly Sontra Medical Corporation)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

purchase a number of shares of common stock of the Company equal to 7% of the total number of shares of common stock issued to investors introduced to the Company by the placement agent, excluding shares of common stock to be issued upon 2006 Warrant exercises or in connection with the payment of dividends or interest, on the identical terms and conditions (including exercise price) with the 2006 Warrants issued to the investors in the 2006 Financing; and (c) a $25,000 legal expense allowance. The fair value of these 2006 Warrants using the Black-Scholes option pricing model was approximately $167,000 which was recorded as a debit and credit to additional paid-in capital.

Common Stock Reserves

As of December 31, 2007, the Company had the following reserves established for the future issuance of common stock as follows:

Reserve for exercise of warrants	3,574,459
Reserve for the issuance of restricted stock grants	154,125
Reserve for the issuance of stock options outside of a qualified plan	3,050,000
Reserve for the exercise of stock options	1,818,138

Total Reserves	8,596,722

(11)	STOCK OPTION PLANS

In 1997, the Company adopted its 1997 Long-Term Incentive and Stock Option Plan (the “1997 Plan”). Pursuant to the 1997 Plan, the Company’s Board of Directors (or committees and/or executive officers delegated by the Board of Directors) may grant incentive and nonqualified stock options to the Company’s employees, officers, directors, consultants and advisors. The Company has reserved an aggregate of 150,000 shares of its common stock for issuance upon exercise of options granted under the 1997 Plan. As of December 31, 2007, there were options to purchase an aggregate of 30,000 shares of common stock outstanding under the 1997 Plan and 111,546 shares available for future option grants under the 1997 Plan.

In connection with the ChoiceTel Merger in year 2002, the Company assumed all outstanding options under the 1999 Sontra Medical, Inc. Stock Option and Incentive Plan (the “1999 Plan”). The Company may not grant any additional options under the 1999 Plan. The Company assumed options to purchase an aggregate of 86,567 shares of common stock under the 1999 Plan. As of December 31, 2007, there were options to purchase an aggregate of 5,780 shares of common stock outstanding under the 1999 Plan and none available for future grants.

In March 2003, the Company’s stockholders approved its 2003 Stock Option and Incentive Plan (the “2003 Plan”). Pursuant to the 2003 Plan, the Company’s Board of Directors (or committees and/or executive officers delegated by the Board of Directors) may grant incentive and nonqualified stock options, restricted stock and other stock-based awards to the Company’s employees, officers, directors, consultants and advisors. On May 22, 2007, the shareholders of the Company increased the number of shares authorized for issuance under the 2003 Plan by 1,000,000 shares. As of December 31, 2007, the maximum aggregate number of shares that may be authorized for issuance under the 2003 Plan for all periods is 1,600,000. As of December 31, 2007, there were restricted shares of common stock and options to purchase an aggregate of 1,004,866 shares of Common Stock outstanding under the 2003 Plan and 582,134 shares available for future grants under the 2003 Plan.

On September 14, 2007, three officers of the Company were granted non-qualified stock options, outside any stock option plan, to purchase 1,250,000 shares of the Company’s common stock at an exercise price per share of $2.39. One third of the options vested immediately upon issuance and one-third of the options will vest on each on the first and second anniversaries of the grant date. On October 10, 2007, the Company filed a registration statement

See report of independent registered public accounting firm.

ECHO THERAPEUTICS, INC.
(Formerly Sontra Medical Corporation)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

on Form S-8 with the Securities and Exchange Commission to register the shares of common stock underlying these options.

On December 22, 2007, officers and Directors of the Company were granted non-qualified stock options, outside any stock option plan, to purchase 1,800,000 shares of the Company’s Common Stock at an exercise price per share of $1.39 and expire on December 22, 2017. One third of the options vested immediately upon issuance and one-third of the options will vest on each on the first and second anniversaries of the grant date.

Share-Based Compensation

For options and restricted stock issued and outstanding during the year ended December 31, 2007 and 2006, the Company recorded additional paid-in capital and non-cash compensation expense of $2,725,185 and $91,667, respectively, each net of estimated forfeitures.

The fair value of each option award is estimated on the date of grant using the Black-Scholes option pricing model that uses the assumptions noted in the following table. Expected volatilities are based on historical volatility of the Company’s common stock using historical periods consistent with the expected term of the options. The Company uses historical data, as well as subsequent events occurring prior to the issuance of the financial statements, to estimate option exercise and employee termination within the valuation model. The expected term of options granted under the Company’s stock plans, all of which qualify as “plain vanilla,” is based on the average of the contractual term (generally 10 years) and the vesting period (generally 36 — 42 months) as permitted under SEC Staff Accounting Bulletin No. 107 and 110. The risk-free rate is based on the yield of a U.S. Treasury security with a term consistent with the option. Restricted stock grants are valued based on the closing market price for the Company’s common stock on the grant date.

The assumptions used principally for options granted to employees in the year ended December 31, 2007 and 2006 were as follows:

	2007	2006

Risk-free interest rate	4.11% - 4.72%	5.00%
Expected dividend yield	—	—
Expected term (employee grants)	6 - 6.75 years	6.75 years
Forfeiture rate (excluding fully vested options)	11%-33%	6%
Expected volatility	118% - 164%	108%

A summary of option activity under the Company’s stock plans and options granted to officers of the Company outside any plan as of December 31, 2007 and changes during the year then ended is presented below:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
Options	Shares	Price	Term	Value

Outstanding at January 1, 2007	275,974	$16.02
Granted	4,030,000	1.68
Exercised	(5,000)	.27
Forfeited or expired	(234,703)	13.13

Outstanding at December 31, 2007	4,066,271	$1.99	9.70 years	$895,100

Exercisable at December 31, 2007	1,610,934	$2.36	9.50 years	$442,809

See report of independent registered public accounting firm.

ECHO THERAPEUTICS, INC.
(Formerly Sontra Medical Corporation)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The weighted-average grant-date fair value of options granted during the year ended December 31, 2007 was $1.68 per share. Share-based compensation expense recognized in the year ended December 31, 2007 was $2,726,670 for options granted in the year ended December 31, 2007. The intrinsic value of options exercise in the year ended December 31, 2007 was $10,650. The Company received cash proceeds of $1,350 from the exercise of options in the year ended December 31, 2007. There were no options exercised in the year ended December 31, 2006.

As of December 31, 2007, the Company had outstanding restricted stock grants amounting to 154,125 shares at a weighted-average grant-date fair value of $1.84 per share. Of the outstanding restricted stock grants, 129,750 shares have not been registered. A summary of the status of the Company’s nonvested restricted stock grants as of December 31, 2007, and changes during the year ended December 31, 2007, is presented below:

		Weighted-
		Average
		Grant-Date
Nonvested Shares	Shares	Fair Value

Nonvested at January 1, 2007	52,500	$1.77
Granted	129,750	1.85
Vested	(137,250)	1.85
Forfeited	(28,125)	1.77

Nonvested at December 31, 2007	16,875	$1.77

Share-based compensation recognized in the year ended December 31, 2007 related to restricted stock grants was $122,232.

As of December 31, 2007, there was approximately $3,225,417 of total unrecognized compensation expense related to nonvested share-based compensation arrangements granted under the Company’s stock plans. This includes certain non-employee options for which the fair value is remeasured each period until a measurement date is established. That cost is expected to be recognized ratable over a period of approximately three (3) years.

(12)	WARRANTS

At December 31, 2007, the Company had the following outstanding warrants:

	Number of
	Shares	Exercise
	Exercisable	Price	Date of Expiration

Granted to investors in private placement	501,200	$15.00	9/15-10/15/2008
Granted to placement agent in private placement	41,059	$12.00	9/15-10/15/2008
Granted to investors and placement agent in private placement	118,620	$24.50	12/8-10/15/2009
Granted to investor in former subsidiary	15,000	$50.00	2/23/2010
Granted to investors and placement agent in private placement	476,829	$5.80	3/16/2016
Granted to investors in private placement	1,337,500	$0.21	1/30/09
Granted to investors and placement agent in private placement	599,250	$1.40	6/15-7/16/2012
Granted to financial investment advisor	60,000	$1.63	7/25/2012
Granted to financial advisor in connection with an acquisition	425,000	$2.39	9/14/2012

Total	3,574,458

Weighted average exercise price		$4.66

Weighted average duration in years			2.40 years

See report of independent registered public accounting firm.

ECHO THERAPEUTICS, INC.
(Formerly Sontra Medical Corporation)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(13)	BAYER LICENSE AGREEMENT

In July 2003, the Company and Bayer Diagnostics Division of Bayer Healthcare LLC (“Bayer”) executed a license agreement pursuant to which the Company granted to Bayer an exclusive worldwide right and license to the Company’s intellectual property rights to make, have made, use, import and sell its transdermal continuous glucose monitoring system (“tCGM”) utilizing ultrasonic techniques for skin permeation for a one-time, non-refundable license fee of $1.5 million, which was paid in January 2004. In December 2005, the Company and Bayer amended the license agreement such that the Company reacquired the co-exclusive rights to its tCGM system utilizing ultrasonic techniques in the worldwide hospital intensive care unit (“ICU”) market, and the Company granted Bayer a right of first refusal to market any hospital ICU product(s) relating to a tCGM system utilizing ultrasonic techniques (“ICU Products”) that the Company develops. If Bayer does not market the Company’s hospital ICU Products that utilize ultrasonic techniques, and the Company markets such products, then the Company shall pay Bayer a royalty of one percent (1%) of hospital ICU Product net sales. In addition, upon Bayer’s completion of the first phase of its development of a tCGM system utilizing ultrasonic techniques, Bayer shall make a $2.0 million milestone payment to the Company no later than December 31, 2007, otherwise Bayer’s exclusive license rights outside the worldwide hospital ICU market under the amended license agreement shall become co-exclusive and Bayer’s co-exclusive marketing rights to the Company’s hospital ICU Product(s) shall terminate. The parties are no longer obligated under the amended license agreement to enter into one or more joint development agreements related to the Company’s tCGM system utilizing ultrasonic techniques.

During the fourth quarter of 2007, the Company and Bayer decided not to utilize ultrasound techniques for skin permeation in future transdermal glucose monitoring devices for the home use market. As such, Bayer did not make a $2 million milestone payment to the Company on or before December 31, 2007 under the Company’s agreement with Bayer. As a result of these decisions, Bayer retains a co-exclusive license to the Company’s current generation Symphony tCGM System using ultrasound skin permeation techniques in the worldwide markets, but no longer has a right of first refusal for the marketing of Echo’s tCGM System that makes use of ultrasound skin permeation methods. Bayer does not have commercial rights to Echo’s next generation Symphony tCGM System that utilizes any skin permeation technologies not related to ultrasonic techniques.

(14)	INCOME TAXES

No provision or benefit for federal or state income taxes has been recorded, as the Company has incurred a net loss for all periods presented, and has provided a valuation allowance against its deferred tax assets.

At December 31, 2007, the Company had federal net operating loss carryforwards of approximately $37,200,000, which will expire in varying amounts beginning in 2018. The Company also had research and development tax credit carryforwards of approximately $834,000 which will begin to expire in 2018 unless previously utilized. The United States Tax Reform Act of 1986 contains provisions that may limit the Company’s net operating loss carryforwards available to be used in any given year in the event of significant changes in the ownership interests of significant stockholders, as defined.

See report of independent registered public accounting firm.

ECHO THERAPEUTICS, INC.
(Formerly Sontra Medical Corporation)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Significant components of the Company’s net deferred tax asset are as follows:

	December 31,
	2007	2006

Deferred Tax Assets/(Liabilities)
Net operating loss carryforwards	$14,325,000	$13,008,000
Research credit carryforward	834,000	723,000
Acquired intangible assets, net	(3,829,000)	—
Other temporary differences	154,000	8,000

Total deferred tax assets, net	11,484,000	13,739,000
Valuation allowance	(11,484,000)	(13,739,000)

Net deferred tax asset	$—	$—

The Company’s valuation allowance decreased by $2,255,000 in 2007 and increased by $1,977,000 in 2006. SFAS No. 109 requires that a valuation allowance be recorded when it is more likely than not that some portion or all of the net deferred tax assets will not be realized. Since the Company cannot be assured of realizing the net deferred tax asset, a full valuation allowance has been provided.

Income taxes computed using the federal statutory income tax rate differs from the Company’s effective tax rate primarily due to the following:

	December 31,
	2007	2006

Benefit at Statutory rate	$4,629,000	$1,869,000
State Tax Benefit	430,000	174,000
IPR&D	(2,448,000)	—
Other Permanent Items	(1,137,000)	(177,000)
R&D Credits	100,000	111,000

Benefit at Effective Rate	1,574,000	1,977,000
Acquired intangible assets	(3,829,000)	—
Changes in Valuation Allowance	2,255,000	(1,977,000)

	$—	$—

(15)	EMPLOYEE BENEFIT PLANS

Prior to December 31, 2006, the Company sponsored a 401(k) Plan that covered all eligible employees. Employees, 21 years of age or older as of the plan’s entry date, became eligible to participate in the 401(k) Plan on the entry date occurring on or immediately after meeting the eligibility requirements, as long as they were in a group of employees eligible to participate on that entry date. Participants were allowed to contribute up to 20% of their compensation, not to exceed the maximum allowable by Internal Revenue Service regulations. The Company provided a matching contribution equal to 100% of the participant’s contribution up to the first 3% of compensation and 50% of the next 2% of compensation. In addition the Company could make profit sharing contributions at its discretion. The matching contribution and the profit sharing contribution are payable in cash or in the Company’s common stock, at the discretion of the Board. The Company provided employer matching contributions to the 401(k) Plan in the form of Company common stock through June 30, 2006. On December 22, 2006, the Company

See report of independent registered public accounting firm.

ECHO THERAPEUTICS, INC.
(Formerly Sontra Medical Corporation)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

terminated its 401(k) plan. For the year ended December 31, 2006, the Company contributed 48,981 shares of Company common stock to the 401(k) plan with a fair value of $257,664. Expense related to the 401(k) plan for the years ended December 31, 2007 and 2006 was nil and $13,882, respectively.

(16)	SUBSEQUENT EVENTS

2008 Secured Note and Warrant Financing

On March 24, 2008, the Company entered into a Secured Note financing agreement with Imperium Master Fund, Ltd. (“Imperium”), providing for, at the Company’s option, the issuance of up to an aggregate $2,000,000 of original issue discount senior secured notes (the “Secured Notes”) up to four equal tranches, together with warrants (the “Imperium Warrants”) to purchase up to 634,920 shares of common stock at an exercise price of $2.00 per share. On March 24, 2008, the Company drew down the initial $500,000 in gross proceeds and issued the Imperium Warrants upon execution of the agreement. The Company may exercise its option to issue an additional Secured Note on each of April 24, 2008, May 24, 2008 and June 24, 2008 (each, a “$500,000 Drawdown”) at a purchase price of $500,000. To terminate a scheduled $500,000 Drawdown, the Company must notify Imperium at least ten (10) days prior to the date of such $500,000 Drawdown.

The Company is not required to make monthly cash payments of principal and interest under the Secured Notes. Instead, the outstanding principal of each Secured Note will accrete in value at an annual rate of 10%, compounded monthly, resulting in a total principal amount of approximately $552,356 due for each Secured Note at maturity. If, however, the Company completes an equity issuance in one or more series of transactions totaling $5,000,000 (a “Qualified Issuance”), then the aggregate amount due for each Secured Note will be reduced from $552,356 to $546,903 and the annual accretion value will be reduced from 10% to 9%.

Each Secured Note is due twelve months after the date of the issuance, provided, however, that if the Company completes a Qualified Issuance by October 31, 2008, the Company has a right to extend the maturity date of each Secured Note to 24 months after the date of the issuance. The Company has the right to repay the principal amount of the Secured Notes in cash, in whole, but not in part, prior to maturity at a premium of 1.02 times the unpaid principal plus any other amount due under the Secured Notes.

Events of default under the Secured Notes include: (1) failure to make a payment when due or payable; (2) a breach or notice of intent to breach of any material term, covenant or condition in the Secured Note or any of the transaction documents and such breach is not cured within five business days after notice; (3) any false, incorrect or breach in any material respect of any material representation or warranty made by us in the transaction documents; (4) the default of more than $25,000 of any other of our indebtedness that causes such amount to become due and payable; or (5) a bankruptcy (whether voluntary or involuntary) or general assignment for the benefit of our creditors. All amounts outstanding under the Secured Notes, plus an amount equal to the product of 1.10 and all amounts outstanding under the Secured Notes, become due and payable upon the occurrence of an event of default or upon a change in control (as defined in the Secured Notes).

In addition, the Company has agreed to certain covenants, including a prohibition on an ability to incur future indebtedness (subject to certain exceptions) or make any dividend or payment to holders of its capital stock (other than shares of the class of stock held by such recipient), and a requirement that the Company maintain $6,500,000 in stockholders’ equity (excluding any impact of the issuance of the Imperium Warrants to stockholders’ equity) for so long as the Secured Notes remain outstanding. The Company also agreed that it may not redeem its Senior Convertible Notes as long as the Secured Notes remain outstanding, unless it receives at least $10 million in gross proceeds from an issuance or series of related issuances of equity securities.

See report of independent registered public accounting firm.

ECHO THERAPEUTICS, INC.
(Formerly Sontra Medical Corporation)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company’s subsidiaries have guaranteed the obligations under the Secured Notes. Additionally, the Secured Notes are secured by all of the Company’s assets.

The Imperium Warrants have a term of five years and are immediately exercisable at an exercise price of $2.00 per share. The Imperium Warrants provide for weighted average anti-dilution protection upon future issuances or deemed issuances (subject to customary exceptions) below the exercise price. The Imperium Warrants also allow for cashless exercise unless the shares underlying the warrants are registered for resale on a registration statement filed under the Securities Act of 1933, as amended (the “Securities Act”).

In connection with the issuance of the Secured Notes and Imperium Warrants, on March 24, 2008, the Company entered into a registration rights agreement pursuant to which the Company has agreed to file a registration statement with the Securities and Exchange Commission covering the resale of the common stock issuable upon exercise of the Imperium Warrants within 60 days after issuance of the securities. The Company has also agreed to use its best efforts to cause the registration statement to become effective under the Securities Act as soon as practicable after the filing of the registration statement, but in no event later than 180 days after issuance of the Imperium Warrants. The Company’s inability to file the registration statement, or to have the registration statement declared effective, within the applicable time period will result in the incurrence of penalties payable to the holders of the Imperium Warrants in an amount equal to 2% of the product of the highest daily volume weighted average price during the twenty consecutive trading days prior to the date of payment and the number of registrable securities, and will constitute an event of default under the Secured Notes. The Company would incur additional penalties in such amount for each thirty day period the filing or registration failure remains uncured (prorated for any period less than thirty days). We are required to maintain the effectiveness of the registration statement until the earlier to occur of the date on which all the securities subject to registration have been publicly sold pursuant to the registration statement or Rule 144 and the date on which all of the securities subject to the registration statement remaining to be sold may be immediately sold to the public under Rule 144(k) promulgated under the Securities Act.

The Company is in the process of determining the accounting for the Secured Notes and Imperium Warrants. However, due to certain requirements to obtain and maintain an effective registration statement covering the shares underlying the Imperium Warrants, the Company expects that the Imperium Warrants will not meet the requirements for classification as equity as described in EITF Issue No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock”. As a result, the fair value of the Imperium Warrants would be recorded as a derivative liability which could result in the recognition of a derivative loss upon issuance. The derivative liability would be adjusted to fair value each reporting period with changes in the fair value being recorded as derivative gains or losses.

2008 Senior Note Financing

On February 11, 2008, the Company completed an approximately $2.3 million private financing with Montaur Capital through Platinum Long Term Growth VII, LLC and certain other select institutional and strategic investors of senior unsecured convertible notes and warrants. The $2,292,459 in aggregate principal amount of Senior Convertible Notes issued in the financing (the “Senior Convertible Notes”) bear interest annually at a rate of 8.0% per annum and provide investors with the right to convert principal into shares of the Company’s common stock at $1.35 per share. The conversion price is subject to weighted average anti-dilution protection, excluding certain customary exceptions. The notes have a three year term and the Company may elect to make payments of interest in cash, additional notes, or stock.

See report of independent registered public accounting firm.

ECHO THERAPEUTICS, INC.
(Formerly Sontra Medical Corporation)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Additionally, the investors received warrants to purchase 849,058 shares of common stock at an exercise price of $1.69 per share for a term of five years. The warrants provide for full anti-dilution protection to the holders and allow for cashless exercise.

In connection with the financing, certain holders representing $1,275,000 face value of the Company’s Senior Notes exchanged their Senior Notes at 120% of the outstanding principal and interest of the Senior Note as payment toward the purchase price of the Senior Convertible Notes purchased by such holders. Accordingly, the Company issued notes in the financing in the aggregate principal balance of $1,592,459 to the former holders of the Senior Notes upon their surrender of the Senior Notes, and the Company received gross cash proceeds in the amount of $700,000 in connection with the financing.

One holder of Senior Notes with a face value of $50,000 converted the principal and accrued interest into 52,041 shares of our common stock, using a $1.00 conversion price as provided in the terms of the Senior Notes.

The Company expects to use the net proceeds from the offering for product development, working capital and general corporate purposes.

The Company is in the process of determining the accounting for the exchange of the Senior Notes for these notes. However, the Company expects that the terms of the Senior Convertible Notes will be deemed “substantially different”, as described in EITF Issue No. 96-19, “Debtor’s Accounting for a Modification or Exchange of Debt Instruments”, from the terms of the Senior Notes based on the change in the fair value of the embedded conversion features. As a result, the Company expects to record the Senior Convertible Notes issued in exchange for the Senior Notes at fair value on the date of issuance and to record a loss on extinguishment of approximately $338,000. An amount equal to the intrinsic value of the beneficial conversion feature of the Senior Notes as measure on the date of exchange for the Senior Convertible Notes, or approximately $212,000, will be recorded as a reduction in additional paid-in capital in accordance with EITF Issue No. 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios”. The fair value of the warrants issued to the holders of the Senior Notes upon conversion into the Senior Convertible Notes, which the Company estimates to be approximately $627,000, will also be included in the loss on extinguishment. The difference between the fair value and the face value of the Senior Convertible Notes will be accreted to interest expense over the term of the notes.

The new cash proceeds from the Senior Convertible Notes of $700,000 will be allocated between the notes and the warrants on a relative fair value basis. Approximately $220,000 of the proceeds is expected to be allocated to the warrants which will be recorded as additional paid-in capital and a discount on these Senior Convertible Notes. The Company expects that the effective conversion price, after allocation of the proceeds, will result in a beneficial conversion feature of approximately $121,000 which will be recorded as additional paid-in capital and a further discount on these Senior Convertible Notes. The discounts on the Senior Convertible Notes will be accreted to interest expense over the term of the notes.

Warrant Redemption Requested and Warrant Exercises

In December 2007, the Company requested from the holders of warrants dated January 30, 2007, the right to redeem the outstanding warrants to purchase 1,506,250 shares of the Company’s common stock, $.01 par value, at $0.21 per share, for $0.001 per share. Through March 15, 2008, no Warrants have been redeemed and Warrants to purchase 507,500 shares of common stock were exercised voluntarily, providing gross proceeds of approximately $106,575. In addition, on March 13, 2008, the Company issued 66,486 shares of common stock in connection with the cashless exercise of warrants to purchase 75,000 shares of common stock.

See report of independent registered public accounting firm.

ECHO THERAPEUTICS, INC.
(Formerly Sontra Medical Corporation)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Issuances to Consultants

On March 25, 2008, the Company’s board of directors approved the issuance of 25,000 unregistered shares of the Company’s common stock and two year warrant to purchase 25,000 shares of the Company’s common stock at an exercise price of $2.50 per share to a consultant for investor relations services. The fair value of the services has been determined to be approximately $62,000.

On March 25, 2008, the Company’s board of directors also approved the issuance of warrants to purchase 80,000 shares of the Company’s common stock at an exercise price of $2.50 per share to a consultant for investor relations services. The warrants have a five year term. The fair value of the services has been determined to be approximately $108,000.

Appointment of Director and Grant of Nonqualified Stock Options

On March 25, 2008, the Company granted a nonqualified stock option (the “NQSO”) for 50,000 shares of the Company’s common stock, par value $0.01 per share, to its newly elected director, Vincent D. Enright, pursuant to a Nonqualified Stock Option Agreement dated as of March 25, 2008 by and between the Company and Mr. Enright. The NQSO has an exercise price of $1.55 per share and expires on March 25, 2018. One third of the NQSO vests on the grant date and the remaining two thirds will vest in equal amounts on each of the first and second anniversaries of the grant date. The NQSO vests upon a “change in control,” as such term is defined in the Nonqualified Stock Option Agreement.

See report of independent registered public accounting firm.

ITEM 8.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 8A.	CONTROLS AND PROCEDURES

We have carried out an evaluation, under the supervision and the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Securities Exchange Act), as of December 31, 2007. Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of the end of that period, our disclosure controls and procedures are effective in providing reasonable assurance that (a) the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (b) such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Changes in Internal Control over Financial Reporting

We evaluate the effectiveness of our internal control over financial reporting in order to comply with Section 404 of the Sarbanes-Oxley Act of 2002. Section 404 requires us to evaluate annually the effectiveness of our internal controls over financial reporting as of the end of each fiscal year, and to include a management report assessing the effectiveness of our internal control over financial reporting in all annual reports. We have not made any changes in our internal control over financial reporting during our fourth fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act as a process designed by, or under the supervision of, a company’s principal executive and principal financial officers and effected by a company’s board of directors, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that:

•	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;

•	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

•	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2007. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework.

Based on our assessment, our management has concluded that, as of December 31, 2007, our internal control over financial reporting is effective based on those criteria.

This annual report does not include an attestation report of the company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only management’s report in this annual report.

ITEM 8B.	OTHER INFORMATION

None.

PART III

ITEM 9.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Incorporated by reference to the portions of our Definitive Proxy Statement entitled “Election of Directors,” “Directors and Executive Officers,” “The Board of Directors and its Committees,” “Audit Committee Financial Expert” and “Section 16(a) Beneficial Ownership Reporting Compliance.”

We have adopted a Code of Business Conduct and Ethics that applies to all of our directors, officers and employees, including our principal executive officer and senior financial officers (principal financial officer and controller or principal accounting officer, or persons performing similar functions). A copy of our Code of Business Conduct and Ethics is filed with or incorporated by reference in this report, and is also posted to our website at www.echotx.com.

ITEM 10.	EXECUTIVE COMPENSATION

Incorporated by reference to the portions of our Definitive Proxy Statement entitled “Executive Compensation,” “Outstanding Equity Awards at Fiscal Year-End” and “Director Compensation.”

ITEM 11.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Incorporated by reference to the portion of our Definitive Proxy Statement entitled “Securities Ownership of Certain Beneficial Owners and Management.”

ITEM 12.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Incorporated by reference to the portions of our Definitive Proxy Statement entitled “Certain Relationships and Related Transaction,” “Independence of Members of Board of Directors” and “The Board of Directors and its Committees.”

ITEM 13.	EXHIBITS

The Exhibits listed in the Exhibit Index immediately preceding such Exhibits are filed with or incorporated by reference in this report.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Incorporated by reference to the portions of our Definitive Proxy Statement entitled “Independent Registered Public Accounting Firm” and “Audit Committee Policy on Pre-Approval of Services of Independent Registered Public Accounting Firm.”

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 31, 2008.

ECHO THERAPEUTICS, INC.

By:	/s/ Patrick T. Mooney
Name:    Patrick T. Mooney, M.D.
Title:      Chief Executive Officer

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 31, 2008.

By: /s/ Patrick T. Mooney	By: /s/ Shawn K. Singh
Name: Patrick T. Mooney, M.D.	Name: Shawn K. Singh, J.D.
Title: Chief Executive Officer and Chairman of the Board (Principal Executive Officer)	Title: President and Director

By: /s/ Walter W. Witoshkin	By: /s/ Robert S. Langer
Name: Walter W. Witoshkin	Name: Robert S. Langer, Sc.D
Title: Director	Title: Director

By: /s/ Vincent D. Enright	By: /s/ Harry G.Mitchell
Name: Vincent D. Enright	Name: Harry G. Mitchell
Title: Director	Title: Chief Operating Officer, Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit
Number		Description of Document

2.1		Agreement and Plan of Reorganization by and among the Registrant, Sontra Medical, Inc. and CC Merger Corp. dated February 27, 2002 is incorporated herein by reference to Exhibit 2.1 of the Registrant’s Current Report on Form 8-K dated February 27, 2002.
2.2		Amendment No. 1 to Agreement and Plan of Reorganization by and among the Registrant, Sontra Medical, Inc. and CC Merger Corp. dated February 27, 2002 is incorporated herein by reference to Exhibit 2.2 of the Registrant’s Registration Statement on Form S-4, as amended, filed on May 16, 2002.
2.3		Agreement and Plan of Merger and Reorganization by and among the Registrant, Durham Pharmaceuticals Ltd. (d/b/a Echo Therapeutics, Inc.) and Durham Pharmaceuticals Acquisition Co. dated as of September 14, 2007 is incorporated herein by reference to Exhibit 2.1 of the Registrant’s Current Report on Form 8-K dated September 14, 2007.
2.4		Asset Purchase Agreement by and between the Registrant and DP Pharmaceuticals, LLC dated as of September 14, 2007 is incorporated herein by reference to Exhibit 2.2 of the Registrant’s Current Report on Form 8-K dated September 14, 2007.
3.1		Second Amended and Restated Articles of Incorporation of the Registrant is incorporated herein by reference to Exhibit 3.01 to the Registrant’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2003.
3.2		Articles of Amendment of Second Amended and Restated Articles of Incorporation is incorporated herein by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K dated May 24, 2005.
3.3		Articles of Amendment of Second Amended and Restated Articles of Incorporation, as amended, is incorporated herein by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K dated August 10, 2006.
3.4		Articles of Amendment of Second Amended and Restated Articles of Incorporation, as amended, is incorporated herein by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K dated September 28, 2007.
3.5		Amended and Restated Bylaws of the Registrant is incorporated herein by reference to Exhibit 3.03 to the Registrant’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2003.
4.1		Specimen Certificate of Common Stock of the Registrant (filed herewith).
10	.1*	2003 Stock Option and Incentive Plan, as amended, is incorporated herein by reference to Appendix I of the Registrant’s Definitive Schedule 14A filed on April 17, 2007.
10	.2*	Form of Restricted Stock Agreement for use under the Registrant’s 2003 Stock Option and Incentive Plan is incorporated herein by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K dated August 14, 2006.
10	.3*	1999 Stock Option and Incentive Plan is incorporated herein by reference to Exhibit 10.31 of the Registrant’s Registration Statement on Form S-4 filed on April 24, 2002.
10	.4*	1997 Long-Term Incentive and Stock Option Plan, as amended, is incorporated herein by reference to Exhibit 10.3 of the Registrant’s Quarterly Report on Form 10-QSB for the period ended June 30, 2002.
10.5		License Agreement dated as of July 28, 2003 by and between the Registrant and Bayer Healthcare LLC is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated July 28, 2003.
10.6		Amendment No. 1 to License Agreement dated as of December 14, 2005 by and between the Registrant and Bayer Healthcare LLC is incorporated herein by reference to Exhibit 99.2 to the Registrant’s Current Report on Form 8-K dated December 14, 2005.
10.7		Lease Agreement between the Registrant and Forge Park Investors LLC dated January 24, 2003 is incorporated herein by reference to Exhibit 10.13 to the Registrant’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2002.
10.8		Patent License Agreement (Exclusive) between Select Medical, Inc. and the Massachusetts Institute of Technology dated as of June 30, 1998 is incorporated herein by reference to Exhibit 10.39 of the Registrant’s Registration Statement on Form S-4 filed on April 24, 2002.

Exhibit
Number		Description of Document

10.9		Form of Common Stock Purchase Warrant is incorporated herein by reference to Appendix E to the Registrant’s Definitive Schedule 14A filed September 8, 2003.
10.10		Form of Placement Agent Common Stock Purchase Warrant is incorporated herein by reference to Exhibit 99.4 to the Registrant’s Registration Statement on Form S-3 filed on October 15, 2003.
10.11		Common Stock and Warrant Purchase Agreement dated as of December 8, 2004 by and among the Registrant and the investors listed on Schedule 1 thereto is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated December 8, 2004.
10.12		Form of Common Stock Purchase Warrant is incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated December 8, 2004.
10.13		Common Stock and Warrant Purchase Agreement dated as of March 7, 2006 by and among the Registrant and the investors listed on Schedule 1 thereto is incorporated herein by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K dated March 7, 2006.
10.14		Form of Common Stock Purchase Warrant is incorporated herein by reference to Exhibit 99.2 to the Registrant’s Current Report on Form 8-K dated March 7, 2006.
10.15		Common Stock and Warrant Purchase Agreement dated as of January 2, 2007 by and among the Registrant, Sherbrooke Partners, LLC and the purchasers named therein is incorporated herein by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K dated January 1, 2007.
10.16		Form of Warrant to Purchase Shares of Common Stock is incorporated herein by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K dated January 1, 2007.
10.17		Form of Subscription Agreement is incorporated herein by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K dated June 15, 2007.
10.18		Form of Warrant to Purchase Shares of Common Stock is incorporated herein by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K dated June 15, 2007.
10.19		Strategic Master Services Agreement by and between the Registrant and Cato Research Ltd. dated September 14, 2007 is incorporated herein by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K dated September 14, 2007.
10.20		Strategic Deferred Payment Agreement by and between the Registrant and Cato Research Ltd. dated as of September 14, 2007 is incorporated herein by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K dated September 14, 2007.
10	.21*	Employment Agreement by and between the Registrant and Patrick T. Mooney dated as of September 14, 2007 is incorporated herein by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K dated September 14, 2007 (including Nonqualified Stock Option Agreement).
10	.22*	Employment Agreement by and between the Registrant and Shawn K. Singh dated as of September 14, 2007 is incorporated herein by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K dated September 14, 2007 (including Nonqualified Stock Option Agreement).
10	.23*	Employment Agreement by and between the Registrant and Harry G. Mitchell dated as of September 14, 2007 is incorporated herein by reference to Exhibit 10.6 to the Registrant’s Current Report on Form 8-K dated September 14, 2007 (including Nonqualified Stock Option Agreement).
10.24		Form of Warrant to Purchase Shares of Common Stock is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-QSB for the period ended September 30, 2007.
10	.25*	Form of Nonqualified Stock Option Agreement is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated December 22, 2007.
10.26		First Amendment to Lease dated February 11, 2008 by and between the Registrant and CRP-2 Forge, LLC, as successor in interest to Forge Park Investors LLC is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated March 13, 2008.
10.27		Note and Warrant Purchase Agreement by and among the Registrant and the Purchasers named therein dated as of February 11, 2008 is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated February 11, 2008.
10.28		Guaranty dated as of February 11, 2008 executed by Sontra Medical, Inc. is incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated February 11, 2008.

Exhibit
Number		Description of Document

10.29		Guaranty dated as of February 11, 2008 executed by Echo Therapeutics, Inc. is incorporated herein by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K dated February 11, 2008.
10.30		Form of Senior Promissory Note is incorporated herein by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K dated February 11, 2008.
10.31		Form of Warrant is incorporated herein by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K dated February 11, 2008.
10.32		Securities Purchase and Loan Agreement by and among the Registrant and the Purchaser named therein dated as of March 24, 2008 is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated March 24, 2008.
10.33		Form of Original Issue Discount Senior Secured Note is incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated March 24, 2008.
10.34		Form of Warrant is incorporated herein by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K dated March 24, 2008.
10.35		Guaranty dated as of March 24, 2008 executed by Echo Therapeutics, Inc., Sontra Medical, Inc., Imperium Advisers, LLC, and Imperium Master Fund, Ltd. is incorporated herein by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K dated March 24, 2008.
10.36		Security Agreement by and among the Registrant, Imperium Advisers, LLC, Imperium Master Fund, Ltd., Echo Therapeutics, Inc. and Sontra Medical, Inc. dated as of March 24, 2008 is incorporated herein by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K dated March 24, 2008.
10.37		Registration Rights Agreement by and among the Registrant and the Purchaser dated as of March 24, 2008 is incorporated herein by reference to Exhibit 10.6 to the Registrant’s Current Report on Form 8-K dated March 24, 2008.
10	.38*	Nonqualified Stock Option Agreement by and between the Registrant and Vincent D. Enright dated as of March 25, 2008 is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated March 25, 2008.
14		Code of Business Conduct and Ethics of the Registrant is incorporated herein by reference to Exhibit 14 to the Registrant’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2003.
21		Subsidiaries of the Registrant (filed herewith).
23		Consent of Wolf & Company, P.C. (filed herewith).
31.1		Certification of the Chief Executive Officer and Chairman of the Board pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities and Exchange Act of 1934 as adopted under Section 302 of the Sarbanes-Oxley Act of 2002.
31.2		Certification of the Chief Operating Officer, Chief Financial Officer and Treasurer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities and Exchange Act of 1934 as adopted under Section 302 of the Sarbanes-Oxley Act of 2002.
32.1		Certification of the Chief Executive Officer and Chairman of the Board pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2		Certification of the Chief Operating Officer, Chief Financial Officer and Treasurer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management contract or compensatory plan or arrangement filed in response to Item 13 of Form 10-KSB.