Form 10-Q
period 2008-03-31
Echo Therapeutics, Inc.
filed 2008-05-13
CIK 1031927

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008.
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to                     .
For the quarterly period ended March 31, 2008
Commission File Number: 000-23017

ECHO THERAPEUTICS, INC.
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐ No ☑
As of May 12, 2008, 18,510,581 shares of the registrant’s Common Stock. $0.01 par value, were issued and outstanding.

FORM 10-Q INDEX

PART I—FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements.
Echo Therapeutics, Inc.
(Formerly Sontra Medical Corporation)
Consolidated Balance Sheets

	As of,
	March 31,	December 31,
	2008	2007
	(unaudited)	(audited)
ASSETS
Current Assets:
Cash and cash equivalents	$1,177,058	$1,193,163
Prepaid expenses and other current assets	96,914	25,263

Total current assets	1,273,972	1,218,426

Property and Equipment, at cost:
Computer equipment	239,546	233,946
Office and laboratory equipment	588,498	588,498
Furniture and fixtures	14,288	14,288
Manufacturing equipment	197,888	197,888
Leasehold improvements	177,768	177,768

	1,217,988	1,212,388
Less-Accumulated depreciation and amortization	(1,128,206)	(1,100,507)

Net property and equipment	89,782	111,881

Other Assets:
Restricted cash	10,250	10,250
Intangible assets, net of accumulated amortization	9,915,903	9,945,486
Deferred financing costs, net	593,266	—
Deposits and other assets	2,000	2,000

Total other assets	10,521,419	9,957,736

Total assets	$11,885,173	$11,288,043

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$554,185	$382,308
Derivative liability	871,575	—
Current portion of notes payable, net of discounts	174,328	386,458
Accrued expenses	679,966	451,136

Total current liabilities	2,280,054	1,219,902

Notes Payable, net of current portion and discounts	1,752,626	—

Commitments

Stockholders’ Equity:
Series A Convertible Preferred Stock, $0.01 par value, authorized 7,000,000 shares, none issued and outstanding at March 31, 2008 and December 31, 2007	—	—
Common stock, $0.01 par value, authorized 60,000,000 shares, issued and outstanding 18,510,581 shares and 17,870,804 shares at March 31, 2008 and December 31, 2007, respectively	185,108	178,710
Additional paid-in capital	59,334,648	57,575,593
Accumulated deficit	(51,667,263)	(47,686,162)

Total stockholders’ equity	7,852,493	10,068,141

Total liabilities and stockholders’ equity	$11,885,173	$11,288,043

The accompanying notes are an integral part of these consolidated financial statements.

Echo Therapeutics, Inc.
(Formerly Sontra Medical Corporation)
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended
	March 31,
	2008	2007
Revenue:
Product revenue	$—	$9,767
Licensing revenue	—	12,500

Total revenue	—	22,267

Operating Expenses:
Cost of product revenue	—	1,556
Research and development	770,207	307,023
Selling, general and administrative	1,190,418	304,214

Total operating expenses	1,960,625	612,793

Loss from operations	(1,960,625)	(590,526)

Other Income (Expense):
Interest income	10,468	6,326
Interest expense	(280,233)	(2,766)
Loss on extinguishment of debt	(1,212,013)	—
Derivatives loss	(538,698)	—

Other income (expense), net	(2,020,476)	3,560

Net loss	(3,981,101)	(586,966)

Accretion of dividend on Series A Convertible Preferred Stock	—	(483)

Net loss applicable to common shareholders	$(3,981,101)	$(587,449)

Net loss per common share, basic and diluted	$(0.22)	$(0.08)

Basic and diluted weighted average common shares outstanding	18,314,683	7,178,683

The accompanying notes are an integral part of these consolidated financial statements.

Echo Therapeutics, Inc
(Formerly Sontra Medical Corporation)
Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended March31,
	2008	2007
Cash Flows From Operating Activities:
Net loss	$(3,981,101)	$(586,966)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	57,282	30,748
Share-based compensation	486,000	87,367
Fair value of common stock and warrants issued for services	180,227	—
Derivative loss	538,698	—
Loss on extinguishment of debt	1,212,013	—
Non-cash interest expense	254,579	—
Changes in assets and liabilities:
Accounts receivable	—	(1,607)
Inventory	—	1,556
Prepaid expenses and other current assets	(71,651)	(17,897)
Deferred financing costs	(432,309)	—
Accounts payable	171,877	122,918
Deferred revenue	—	(12,500)
Accrued expenses	267,673	58,381

Net cash used in operating activities	(1,316,712)	(318,000)

Cash Flows from Investing Activities:
Purchase of property and equipment	(5,600)	—
Increase in restricted cash	—	(500)

Net cash used in investing activities	(5,600)	(500)

Cash Flows From Financing Activities
Repurchase of Series A preferred stock	—	(73,334)
Proceeds from the sale of common stock, net of expenses	—	584,570
Proceeds from Senior Convertible Notes and Warrants	700,000	—
Proceeds from Secured Notes and Warrants	500,000
Payments on equipment note payable	—	(27,319)
Proceeds from the exercise of warrants	106,207	—

Net cash provided by financing activities	1,306,207	483,917

Net (Decrease) Increase in Cash and Cash Equivalents	(16,105)	165,417
Cash and Cash Equivalents, beginning of period	$1,193,163	559,017

Cash and Cash Equivalents, end of period	$1,177,058	$724,434

Supplemental Disclosure of Cash Flow Information and Non Cash Financing Transactions:

Cash paid for interest	$613	$2,765

Accretion of dividend on Series A Convertible Preferred Stock	$—	$483

Common stock issued for dividends on Series A Convertible Preferred Stock	$—	$3,440

Common stock issued for conversion of Senior Convertible Notes and accrued interest	$52,041	$—

Fair value of common stock issued for deferred financing costs	$185,668	$—

Beneficial conversion feature on Senior Convertible Notes	$121,320	$—

Fair value of warrants issued in connection with Senior Convertible Notes included in extinguishment loss	$626,480	$—

Adjustment to fair value of Bridge Notes exchanged for Senior Convertible Notes included in extinguishment loss	$585,533	$—

Intrinsic value of the conversion feature of the Bridge Notes when converted to Senior Convertible Notes recorded as a reduction of additional paid-in capital	$212,938	$—

Relative fair value of warrants issued with Secured Notes	$219,838	$—

The accompanying notes are an integral part of these consolidated financial statements.

ECHO THERAPEUTICS, INC.
(Formerly Sontra Medical Corporation)
Notes to Consolidated Financial Statements
Period Ended March 31, 2008
(Unaudited)
(1) ORGANIZATION, BASIS OF PRESENTATION AND GOING CONCERN
Organization and Basis of Presentation
Echo Therapeutics, Inc. (the “Company”) is a transdermal medical device and specialty pharmaceutical company developing a non-invasive (needle-free), wireless, transdermal continuous glucose monitoring (tCGM) system for people with diabetes and for use in hospital critical care units and a wide range of topical reformulations of pharmaceutical products previously approved by the United States Food and Drug Administration (FDA).
The Company was formed through the merger of Sontra Medical Corporation (“Sontra”) and Durham Pharmaceuticals, Ltd. (doing business as Echo Therapeutics, Inc.) in September 2007 (the “Merger”). Previously, Durham Pharmaceuticals, Ltd. was a wholly-owned subsidiary of Cato Holding Company (doing business as Cato BioVentures) (“Cato”). Effective October 8, 2007, Sontra changed its name to Echo Therapeutics, Inc.
The accompanying unaudited consolidated financial statements have been prepared in conformity with generally accepted accounting principles in the United States (“GAAP”) consistent with those applied in, and should be read in conjunction with, the Company’s audited financial statements and related footnotes for the year ended December 31, 2007 included in the Company’s Annual Report on Form 10-KSB as filed with the United States Securities and Exchange Commission (“SEC”) on March 31, 2008. The unaudited consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the Company’s financial position as of March 31, 2008 and its results of operations and cash flows for the interim periods presented and are not necessarily indicative of results for subsequent interim periods or for the full year. The interim financial statements do not include all of the information and footnotes required by GAAP for complete financial statements and allowed by the relevant SEC rules and regulations. However, the Company believes that its disclosures are adequate to ensure that the information presented is not misleading.
The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant inter-company balances and transactions have been eliminated in consolidation.
The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As of March 31, 2008, the Company had cash of approximately $1.2 million and an accumulated deficit of approximately $51.7 million. Through March 31, 2008, the Company had no sales or revenues to cover its costs and operating expenses. Although the Company has been able to issue securities through senior promissory notes, secured promissory notes and a series of private placements to raise capital in order to fund its operations, it is not known whether the Company will be able to continue this practice, or be able to obtain other types of financing to meet its cash operating expenses. This, in turn, raises substantial doubt about the Company’s ability to continue as a going concern. Subsequent to March 31, 2008, the Company received gross proceeds from the 2008 Senior Secured Note and Warrant Financing of $500,000 and has the right to issue additional Secured Notes in 2008 for additional gross proceeds of $1,000,000 (see Note 5). Management is currently pursuing additional private equity financing, and such financing is expected to be completed during 2008. However, no assurances can be given as to the success of these plans. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.
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
Intangible Assets and Other Long-Lived Assets
The Company records intangible assets at the acquisition date fair value. As a policy, the Company amortizes its intangible assets using the straight-line method over their estimated useful lives, as follows: patents and licenses, two to 20 years; definite-lived core and developed technology, five to 25 years; and other intangible assets over various periods. In connection with the acquisition of Durham Pharmaceuticals Ltd., intangible assets related to contractual arrangements and technology are amortized over estimated useful lives of three (3) and nine (9) years, respectively, on a straight-line basis.
In accordance with Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 144, Accounting for the Impairment and Disposal of Long-Lived Assets, the Company reviews intangible assets subject to amortization quarterly to determine if any adverse conditions exist or a change in circumstances has occurred that would indicate impairment or a change in the remaining useful life of any intangible asset. Conditions that would indicate impairment and trigger an impairment assessment include, but are not limited to, a significant adverse change in legal factors or business climate that could affect the value of an asset, or an adverse action or assessment by a regulator. If the carrying value of an asset exceeds its undiscounted cash flows, the Company writes-down the carrying value of the intangible asset to its fair value in the period identified.
The Company generally calculates fair value as the present value of estimated future cash flows it expects to generate from the asset using a risk-adjusted discount rate. If the estimate of an intangible asset’s remaining useful life is changed, the Company amortizes the remaining carrying value of the intangible asset prospectively over the revised remaining useful life.
For other long-lived assets, the Company evaluates quarterly whether events or circumstances have occurred that indicate that the carrying value of these assets may be impaired. No impairment losses were recorded for the three months ended March 31, 2008.
Share-Based Payments
Under SFAS No. 123R, the Company recognizes compensation costs resulting from the issuance of stock-based awards to employees and directors as an expense in the statement of operations over the service period based on a measurement of fair value for each stock award.
The Company’s policy is to grant employee and director stock options with an exercise price equal to the fair value of the Company’s common stock at the date of grant.
Derivative Instruments
The Company generally does not use derivative instruments to hedge exposures to cash-flow or market risks. However, certain warrants to purchase common stock that are indexed to the Company’s common stock are classified as liabilities when the Company is not permitted to settle the instruments in unregistered shares. In such instances, in accordance with EITF Issue No. 00-19, net-cash settlement is assumed for financial reporting purposes, even when the terms of the underlying contracts do not provide for a net-cash settlement. Such financial instruments are initially recorded at relative fair value with subsequent changes in fair value charged (credited) to operations in each reporting period. If the Company subsequently achieves the ability to settle the instruments in unregistered shares, the instruments are reclassified to equity at their fair value.
Reclassifications
Certain comparative amounts have been reclassified to correspond with the current year’s presentation.
Recent Accounting Pronouncements
In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. The pronouncement is applicable in cases when assets or liabilities are to be measured at fair value. It does not establish new circumstances in which fair value would be used to measure assets or liabilities. The provisions of

SFAS No. 157 are effective for fiscal years commencing after November 15, 2007. The adoption of SFAS No. 157 did not have a material impact on the Company’s consolidated financial statements.
In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities Including an Amendment of FASB Statement No. 115”. SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This statement is expected to expand the use of fair value measurement, which is consistent with the FASB’s long-term measurement objectives for accounting for financial instruments. The fair value option permits the Company to choose to measure eligible items at fair value at specified election dates. The Company will record unrealized gains and losses on items for which the fair value option has been elected through net income in the statement of operations at each subsequent reporting date. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007, which is fiscal year 2008 for the Company. The adoption of SFAS No. 159 did not have a material impact on the Company’s consolidated financial statements.
In December 2007, the FASB issued Statement No. 141 (revised) (No. 141 R), “Business Combinations.” This Statement replaces FASB Statement No. 141, and applies to all business entities that previously used the pooling-of-interests method of accounting for some business combinations. Under Statement No. 141R, an acquirer is required to recognize, at fair value, the assets acquired, liabilities assumed, and any non-controlling interest in the entity acquired at the acquisition date. Further, it requires that acquisition costs and expected restructuring costs be recognized separately from the acquisition, and that the acquirer, in a business combination executed in stages, recognizes the identifiable assets and liabilities as well as the non-controlling interest in the entity acquired, at the full amounts of their fair values. SFAS No. 141R also requires an acquirer to recognize the assets acquired and liabilities assumed arising from contractual contingencies as of the acquisition date. Also under this statement, an acquirer is required to recognize contingent consideration as of the acquisition date and eliminates the concept of negative goodwill and requires gain recognition in instances in which the fair value of the identifiable net assets exceeds the fair value of the consideration plus any non-controlling interest in the entity acquired as of the acquisition date. SFAS No. 141R makes significant amendments to other Statements and other authoritative guidance, and applies prospectively to business combinations on or after the acquiring entities first fiscal year that begins after December 15, 2008, which is fiscal year 2009 for the Company. It may not be applied prior to that date.
In March of 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133.” SFAS No. 161 changes the disclosure requirements for derivative instruments and hedging activities. Entities are now required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect the entity’s financial position, financial performance, and cash flows. SFAS No. 161 is effective for fiscal years and interim periods beginning after November 15, 2008 and is not expected to have a material impact on the consolidated financial statements of the Company.
(3) ACQUISITION OF DURHAM PHARMACEUTICALS, LTD.
The Company completed the acquisition of Durham Pharmaceuticals, Ltd. (“Durham”) (doing business as Echo Therapeutics, Inc.) (the “Durham Acquisition”) on September 14, 2007. Durham was a development-stage company focused on a broad portfolio of advanced topical reformulations of widely-used, FDA-approved pharmaceutical products using AzoneTS™, its proprietary transdermal drug delivery technology platform. Durham’s lead AzoneTS™-reformulated pharmaceutical product candidate is Durhalieve™, an advanced reformulation of triamcinolone acetonide for the treatment of corticosteroid responsive dermatoses. Durhalieve is covered by a pending New Drug Application on file with the FDA.
(4) INTANGIBLE ASSETS
As of March 31, 2008, intangible assets related to the Durham Acquisition are as follows:

	Estimated		Accumulated
	Life	Cost	Amortization	Net

Contract related intangible asset:
Cato Research discounted contract	3 years	$355,000	$64,097	$290,903

Technology related intangible assets:
Patent for the AzoneTS-based product candidates and formulation	9 years	1,305,000	—	1,305,000

	Estimated		Accumulated
	Life	Cost	Amortization	Net

Drug Master Files containing formulation, clinical and safety documentation used by the FDA	9 years	1,500,000	—	1,500,000
Two(2) in-process Durhalieve-related pharmaceutical products	9 years	6,820,000	—	6,820,000

Total technology related intangible assets		9,625,000	—	9,625,000

Total		$9,980,000	$64,097	$9,915,903

Amortization expense was approximately $30,000 and zero for the three months ended March 31, 2008 and 2007, respectively, and is included in research and development in the Statement of Operations.
(5) NOTES PAYABLE
Notes payable at March 31, 2008 and December 31, 2007 consisted of the following:

	March 31,	December 31,
	2008	2007
Secured Notes	$552,357	$—
Unamortized discounts	(378,029)	—

	174,328	—

Senior Convertible Notes	2,292,459	—
Unamortized discount	(539,833)	—

	1,752,626	—

Senior Promissory Bridge Notes	—	1,325,000
Unamortized discount	—	(938,542)

	—	386,458

Total notes payable	1,926,954	386,458
Less current portion of notes payable	174,328	386,458

Notes payable, net of current portion	$1,752,626	$—

2008 Senior Secured Note and Warrant Financing
On March 24, 2008, the Company entered into a secured note financing agreement with Imperium Master Fund, Ltd. (“Imperium”), providing for, at the Company’s option, the issuance of up to an aggregate $2,000,000 of original issue discount senior secured notes (the “Secured Notes”) in up to four equal tranches, together with warrants (the “Imperium Warrants”) to purchase up to 634,920 shares of common stock at an exercise price of $2.00 per share. On March 24, 2008, the Company drew down the initial $500,000 in gross proceeds and issued the Imperium Warrants upon execution of the agreement. The Company also issued an additional Secured Note and drew down $500,000 in gross proceeds on April 24, 2008. The Company may exercise its option to issue an additional Secured Note on each of May 24, 2008 and June 24, 2008 (each, a “$500,000 Drawdown”) at a purchase price of $500,000. To terminate a scheduled $500,000 Drawdown, the Company must notify Imperium at least ten (10) days prior to the date of such $500,000 Drawdown.
The Company is not required to make monthly cash payments of principal and interest under the Secured Notes. Instead, the outstanding principal of each Secured Note will accrete in value at an annual rate of 10%, compounded monthly, resulting in a total principal amount of approximately $552,357 due for each Secured Note at maturity. If, however, the Company completes an equity issuance in one or more series of transactions totaling $5,000,000 (a “Qualified Issuance”), then the aggregate amount due for each Secured Note will be reduced from $552,357 to $546,903 and the annual accretion value will be reduced from 10% to 9%.
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

Events of default under the Secured Notes include: (1) failure to make a payment when due or payable; (2) a breach or notice of intent to breach of any material term, covenant or condition in the Secured Note or any of the transaction documents and such breach is not cured within five business days after notice; (3) any false, incorrect or breach in any material respect of any material representation or warranty made by the Company in the transaction documents; (4) the default of more than $25,000 of any other of the Company’s indebtedness that causes such amount to become due and payable; or (5) a bankruptcy (whether voluntary or involuntary) or general assignment for the benefit of the Company’s creditors. All amounts outstanding under the Secured Notes, plus an amount equal to the product of 1.10 and all amounts outstanding under the Secured Notes, become due and payable upon the occurrence of an event of default or upon a change in control (as defined in the Secured Notes).
In addition, the Company has agreed to certain covenants, including a prohibition on the ability to incur future indebtedness (subject to certain exceptions) or make any dividend or payment to holders of its capital stock (other than shares of the class of stock held by such recipient), and a requirement that the Company maintain $6.5 million in stockholders’ equity (excluding any impact of the issuance of the Imperium Warrants to stockholders’ equity) for so long as the Secured Notes remain outstanding. The Company also agreed that it may not redeem its Senior Convertible Notes (discussed below) as long as the Secured Notes remain outstanding, unless it receives at least $10 million in gross proceeds from an issuance or series of related issuances of equity securities.
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
In connection with the issuance of the Secured Notes and Imperium Warrants, on March 24, 2008, the Company entered into a registration rights agreement pursuant to which the Company has agreed to file a registration statement with the Securities and Exchange Commission covering the resale of the common stock issuable upon exercise of the Imperium Warrants within 60 days after issuance of the securities. The Company has also agreed to use its best efforts to cause the registration statement to become effective under the Securities Act as soon as practicable after the filing of the registration statement, but in no event later than 180 days after issuance of the Imperium Warrants. The Company’s inability to file the registration statement, or to have the registration statement declared effective, within the applicable time period will result in the incurrence of penalties payable to the holders of the Imperium Warrants in an amount equal to 2% of the product of the highest daily volume weighted average price during the twenty consecutive trading days prior to the date of payment and the number of registrable securities, and will constitute an event of default under the Secured Notes. The Company would incur additional penalties in such amount for each thirty day period the filing or registration failure remains uncured (prorated for any period less than thirty days). The Company is required to maintain the effectiveness of the registration statement until the earlier to occur of the date on which all the securities subject to registration have been publicly sold pursuant to the registration statement or Rule 144 promulgated under the Securities Act and the date on which all of the securities subject to the registration statement remaining to be sold may be immediately sold to the public under Rule 144(k) under the Securities Act.
Due to certain requirements to obtain and maintain an effective registration statement covering the shares underlying the Imperium Warrants, the Company has determined that the Imperium Warrants do not meet the requirements for classification as equity as described in EITF Issue No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock”. As a result, the fair value of the Imperium Warrants was recorded as a derivative liability which resulted in the recognition of a derivative loss upon issuance in the amount of approximately $569,000. The derivative liability was adjusted to fair value as of March 31, 2008 with a decrease in the fair value of approximately $30,000 being recorded as a reduction in the derivative loss.
Interest expense related to the Secured Notes in the three months ended March 31, 2008, including amortization of discounts, was approximately $7,300.
2007 and 2008 Senior Note Financings
On September 14, 2007, the Company completed a private placement of unsecured Senior Promissory Bridge Notes (the “Bridge Notes”) in the aggregate principal amount of $1,325,000 to Montaur Capital through Platinum Long Term Growth

VII, LLC and to other strategic institutional and individual accredited investors. The Bridge Notes were scheduled to be due September 15, 2008 and accrued interest at a rate of 10% per annum, with interest payable upon maturity. If the Company had completed a subsequent equity or equity-linked financing or a combination of equity financings resulting in gross proceeds to the Company totaling at least $2,500,000 on or before December 15, 2007, inclusive of the Bridge Notes (a “Qualified Financing”), then the Bridge Notes would have converted automatically into the equity securities issued in the Qualified Financing. The terms of the Bridge Notes reflected a 20% premium in the event of an exchange such that upon an automatic exchange of the Bridge Notes in any Qualified Financing, the holders of the Bridge Notes would be deemed to have tendered an amount equal to 120% of the outstanding principal and interest of the Bridge Notes in exchange for the equity securities issued to such holders in the Qualified Financing. A Qualified Financing was not completed by December 31, 2007 and accordingly, the holders of the Bridge Notes had one demand registration right and the Bridge Notes became (1) convertible into shares of common stock at a ratio determined by dividing the outstanding principal and interest of each Bridge Note by a price per share equal to the price per share of our most recent equity or equity-linked financing or (2) exchangeable at a 20% premium for securities issued in any other subsequent equity or equity-linked financing.
On February 11, 2008, the Company completed an approximately $2.3 million private financing with substantially all of the holders of the Bridge Notes. The $2,292,459 in aggregate principal amount of unsecured Senior Convertible Notes issued in the financing (the “Senior Convertible Notes”) bear interest annually at a rate of 8.0% per annum and provide the holders with the right to convert principal into shares of the Company’s common stock at $1.35 per share. The conversion price is subject to weighted average anti-dilution protection, excluding certain customary exceptions. The Senior Convertible Notes have a three-year term and the Company may elect to make payments of interest in cash, additional notes, or stock.
Additionally, the investors received warrants to purchase 849,059 shares of common stock at an exercise price of $1.69 per share for a term of five years. The warrants provide for full anti-dilution price protection to the holders and allow for cashless exercise.
In connection with the Senior Convertible Note financing, certain holders representing $1,275,000 face value of Bridge Notes exchanged their Bridge Notes at 120% of the outstanding principal and interest of the Bridge Notes as payment toward the purchase price of the Senior Convertible Notes purchased by such holders. Accordingly, the Company issued notes in the Senior Convertible Note financing in the aggregate principal balance of $1,592,459 to the former holders of the Bridge Notes upon their surrender of the Bridge Notes, and the Company received gross cash proceeds in the amount of $700,000 in connection with the financing.
One holder of a Bridge Note with a face value of $50,000 converted the principal and accrued interest of such Bridge Note into 52,041 shares of the Company’s common stock, using a $1.00 conversion price as provided in the terms of the Bridge Notes.
The Company has determined that the terms of the Senior Convertible Notes are deemed “substantially different”, as described in EITF Issue No. 96-19, “Debtor’s Accounting for a Modification or Exchange of Debt Instruments”, from the terms of the Bridge Notes based on the change in the fair value of the embedded conversion features. As a result, the Company recorded the Senior Convertible Notes issued in exchange for the Bridge Notes at fair value on the date of issuance and recorded a loss on extinguishment of approximately $586,000. An amount equal to the intrinsic value of the conversion feature of the Bridge Notes as measured on the date of exchange for the Senior Convertible Notes, or approximately $213,000, was recorded as a reduction in additional paid-in capital in accordance with EITF Issue No. 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios”. The fair value of the warrants issued to the holders of the Bridge Notes upon conversion into the Senior Convertible Notes, which the Company estimated to be approximately $626,000, was also included in the loss on extinguishment. The difference between the fair value and the face value of the Senior Convertible Notes is being accreted to interest expense over the term of the notes.
The new cash proceeds from the Senior Convertible Notes of $700,000 were allocated between the notes and the warrants issued in the Senior Convertible Note financing on a relative fair value basis. Approximately $220,000 of the proceeds was allocated to the warrants and recorded as additional paid-in capital and a discount on the Senior Convertible Notes. The Company determined that the effective conversion price, after allocation of the proceeds, resulted in a beneficial conversion feature of approximately $121,000 which was recorded as additional paid-in capital and a further discount on the Senior Convertible Notes. The discounts on the Senior Convertible Notes are being accreted to interest expense over the term of the notes.
Interest expense related to the Bridge Notes and Senior Convertible Notes in the three months ended March 31, 2008, including amortization of discounts, was approximately $247,300.

(6) Fair Values of Assets and Liabilities
Effective January 1, 2008, the Company adopted SFAS No. 157, “Fair Value Measurements”, which provides a framework for measuring fair value under GAAP.
In accordance with SFAS 157, the Company groups its financial assets and financial liabilities measured at fair value in three levels, based on the markets in which the assets and liabilities are traded and the reliability of the assumptions used to determine fair value.
Level 1 — Quoted prices in active markets for identical assets or liabilities. Level 1 assets and liabilities include debt and equity securities that are traded in an active exchange market. Valuations are obtained from readily available pricing sources for market transactions involving identical assets or liabilities.
Level 2 — Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. For example, Level 2 assets and liabilities may include debt securities with quoted prices that are traded less frequently than exchange-traded instruments.
Level 3 — Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. Level 3 assets and liabilities include financial instruments whose value is determined using pricing models, discounted cash flow methodologies, or similar techniques, as well as instruments for which the determination of fair value requires significant management judgment or estimation. This category includes, for example, certain private equity investments and long-term derivative contracts.
The only asset or liability measured at fair value on a recurring basis is the Company’s derivative liability. The fair value of the derivative liability at March 31, 2008 was $871,575 and is included in Level 3 in the fair value hierarchy.
The table below presents the changes in Level 3 derivative liability measured at fair value on a recurring basis.

	Quarter ended
	March 31,
	2008

Balance as of January 1, 2008	$—

Total unrealized gain included in net loss	(30,669	)(1)
Purchases, sales, issuances and settlements	902,244

Balance as of March 31, 2008	$871,575

Change in unrealized gains/(losses) relating to instruments still held at the reporting date	$30,669

(1)	Included in derivative loss on the statement of operations.
Also, the Company may be required, from time to time, to measure certain other financial assets at fair value on a nonrecurring basis. These adjustments to fair value usually result from application of lower-of-cost-or-market accounting or write-downs of individual assets. In the three months ended March 31, 2008, there were no such adjustments.
(7) COMMON STOCK
The Company has authorized 60,000,000 shares of common stock, $0.01 par value per share, of which 18,510,581 and 17,870,804 shares were issued and outstanding as of March 31, 2008 and December 31, 2007, respectively.

Exercise of Warrants
In December 2007, the Company requested from the holders of the warrants issued in January 2007 the right to redeem the outstanding warrants to purchase 1,506,250 shares of the Company’s common stock, $.01 par value, at $0.21 per share, for $0.001 per share. Through March 31, 2008, no such warrants had been redeemed and warrants to purchase 507,500 shares of common stock were exercised voluntarily, providing gross proceeds of approximately $106,575. In addition, on March 13, 2008, the Company issued 66,486 shares of common stock in connection with the cashless exercise of warrants to purchase 75,000 shares of common stock.
Restricted Common Stock issued for Services
On March 25, 2008, the Company’s Board of Directors approved the issuance of 25,000 fully vested, unregistered shares of the Company’s common stock to a consultant for investor relations services (see Note 8).

(8) STOCK OPTION PLANS
In 1997, the Company adopted its 1997 Long-Term Incentive and Stock Option Plan (the “1997 Plan”). Pursuant to the 1997 Plan, the Company’s Board of Directors (or committees and/or executive officers delegated by the Board of Directors) may grant incentive and nonqualified stock options to the Company’s employees, officers, directors, consultants and advisors. The Company has reserved an aggregate of 150,000 shares of its common stock for issuance upon exercise of options granted under the 1997 Plan. As of March 31, 2008, there were options to purchase an aggregate of 30,000 shares of common stock outstanding under the 1997 Plan and 111,546 shares available for future option grants under the 1997 Plan.
In connection with the Company’s strategic merger with ChoiceTel in 2002, the Company assumed all outstanding options under the 1999 Sontra Medical, Inc. Stock Option and Incentive Plan (the “1999 Plan”). The Company may not grant any additional options under the 1999 Plan. The Company assumed options to purchase an aggregate of 86,567 shares of common stock under the 1999 Plan. As of March 31, 2008, there were options to purchase an aggregate of 5,780 shares of common stock outstanding under the 1999 Plan and none available for future grants.
In March 2003, the Company’s shareholders approved its 2003 Stock Option and Incentive Plan (the “2003 Plan”). Pursuant to the 2003 Plan, the Company’s Board of Directors (or committees and/or executive officers delegated by the Board of Directors) may grant incentive and nonqualified stock options, restricted stock and other stock-based awards to the Company’s employees, officers, directors, consultants and advisors. On May 22, 2007, the shareholders of the Company increased the number of shares authorized for issuance under the 2003 Plan by 1,000,000 shares. As of March 31, 2008, the maximum aggregate number of shares that may be authorized for issuance under the 2003 Plan for all periods is 1,600,000. As of March 31, 2008, there were restricted shares of common stock and options to purchase an aggregate of 1,059,866 shares of common stock outstanding under the 2003 Plan and 527,134 shares available for future grants under the 2003 Plan.

On January 28, 2008, in connection with medical advisory services, the Company granted to a physician non-qualified stock options, under the 2003 Plan, to purchase 20,000 shares of the Company’s common stock at an exercise price per share of $1.20. The options expire on January 28, 2018.
On February 5, 2008, in connection with medical advisory board member services, the Company granted to a medical advisory board member non-qualified stock options, under the 2003 Plan, to purchase 50,000 shares, of the Company’s common stock at an exercise price per share of $1.40. One third of the options vested immediately upon issuance and one-third of the options will vest on each on the first and second anniversaries of the grant date. The options expire on February 5, 2018.
On March 25 2008, the Company granted a newly-appointed director non-qualified stock options, outside any stock option plan, to purchase an aggregate of 50,000 shares of the Company’s common stock at an exercise price per share of $1.55. One third of the options vested immediately upon issuance and one-third of the options will vest on each on the first and second anniversaries of the grant date. The options expire on March 25, 2018.
Share-Based Compensation
For options and restricted stock issued and outstanding during the three months ended March 31, 2008 and 2007, the Company recorded additional paid-in capital and non-cash compensation expense of approximately $486,000 and $87,000, respectively, each net of estimated forfeitures.
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
The assumptions used principally for options granted to employees and members of the Company’s Board of Directors in the three months ended March 31, 2008 and 2007 were as follows:

	2008	2007
Risk-free interest rate	3.45%	4.72%
Expected dividend yield	—	—
Expected term (employee / director grants)	6 years	6.75 years
Forfeiture rate (excluding fully vested options)	11%	54%
Expected volatility	156%	118% — 126%
A summary of option activity under the Company’s stock plans and options granted to officers of the Company outside any plan as of March 31, 2008 and changes during the three months then ended is presented below:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
Options	Shares	Price	Term	Value
Outstanding at January 1, 2008	4,066,271	$1.99
Granted	120,000	1.43
Exercised	—	—
Forfeited or expired	(148,334)	1.46

Outstanding at March 31, 2008	4,037,937	$2.00	9.45 years	$552,533

Exercisable at March 31, 2008	1,722,767	$2.27	9.25 years	$365,341

The weighted-average grant-date fair value of options granted during the three months ended March 31, 2008 was $1.43 per share. Share-based compensation expense recognized in the three months ended March 31, 2008 was approximately $74,000 for options granted in the three months ended March 31, 2008. There were no options exercised in the three months ended March 31, 2008.
Restricted Stock Grants
As of March 31, 2008, the Company had outstanding restricted stock grants amounting to 167,875 shares at a weighted-average grant-date fair value of $1.79 per share. Of the outstanding restricted stock grants, 154,750 shares have not been registered under the Securities Act. A summary of the status of the Company’s nonvested restricted stock grants as of March 31, 2008, and changes during the three months ended March 31, 2008, is presented below:

		Weighted-Average
Nonvested Shares	Shares	Grant-Date Fair Value
Nonvested at January 1, 2008	16,875	$1.77
Granted	25,000	1.50
Vested	(25,000)	1.50
Forfeited	(11,250)	1.77

Nonvested at March 31, 2008	5,625	$1.77

Share-based compensation recognized in the three months ended March 31, 2008 related to restricted stock grants was $1,452.
On March 25, 2008, the Company’s Board of Directors approved the issuance of 25,000 restricted shares of the Company’s common stock to a consultant for investor relations services. The fair value of the services has been determined to be approximately $37,500 and was recorded as investor relations expense in selling, general and administrative expense during the three months ended March 31, 2008.
(9) WARRANTS
At March 31, 2008, the Company had the following outstanding warrants:

	Number of
	Shares	Exercise	Date of
	Exercisable	Price	Expiration
Issued to investors in private placement	501,200	$15.00	9/15-10/15/2008
Issued to placement agent in private placement	41,059	$12.00	9/15-10/15/2008
Issued to investors and placement agent in private placement	118,620	$24.50	12/8-10/15/2009
Issued to investor in former subsidiary	15,000	$50.00	2/23/2010
Issued to investors and placement agent in private placement	476,829	$5.80	3/16/2016
Issued to investors in private placement	755,000	$0.21	1/30/09
Issued to investors and placement agent in private placement	599,250	$1.40	6/15-7/16/2012
Issued to financial advisor	60,000	$1.61	7/25/2012
Issued to financial advisor in connection with an acquisition	425,000	$2.26	9/14/2012
Issued to financial advisor	175,013	$1.49	2/11/2013
Issued to Senior Convertible Note holders	849,059	$1.69	2/11/2013
Issued to Secured Note holders	634,920	$2.00	3/14/2013
Issued to consultant	25,000	$2.50	3/25/2010
Issued to consultant	80,000	$2.50	3/25/2013

Total	4,755,950

Weighted average exercise price		$4.15

Weighted average duration in years			3.32 years

Issuances to Consultants

On March 25, 2008, the Company’s Board of Directors approved the issuance of warrants to purchase 105,000 shares of the Company’s common stock at an exercise price of $2.50 per share to two (2) consultants for investor relations services. The fair value of these services has been determined to be approximately $133,000.
Issuance of Warrants for Financing
On February 11, 2008, the Company provided warrants to purchase 173,013 shares of the Company’s common stock at an exercise price of $1.49 per share to Burnham Hill Partners, a division of Pali Capital, Inc., for a financing fee in connection with the Senior Convertible Note financing. The fair value of these services has been determined to be approximately $186,000 and has been recorded as a deferred financing cost with amortization over a three year period. Amortization for the three months ended March 31, 2008 amounted to $8,536.
(10) SUBSEQUENT EVENTS
2008 Senior Secured Note and Warrant Financing
On April 24, 2008, the Company issued an additional Secured Note in connection with its second drawdown under the terms of the March 2008 Senior Secured Note and Warrant financing (see Note 5).
Grant of Non-Qualified Stock Options
On April 2, 2008, the Company granted to a new medical advisory board member non-qualified stock options, under the 2003 Plan, to purchase 60,000 shares, of the Company’s common stock at an exercise price per share of $1.25. One third of the options vested immediately upon issuance and one-third of the options will vest on each on the first and second anniversaries of the grant date. The options expire on April 2, 2018.
Dermatology Product Candidate with Cato BioVentures
On April 21, 2008, the Company entered into a Dermatology Product Candidate Right of First Offer Agreement (the “Right of First Offer Agreement”) with Cato BioVentures pursuant to which Cato BioVentures granted the Company a right of first offer to purchase certain dermatology small molecule drug or protein biologic product candidates or transdermal drug delivery technologies of which Cato BioVentures owns or licenses, as well as those owned by a third party for which Cato BioVentures has a right to disclose to the Company (“Available Product Candidates”). Under the terms of the Right of First Offer Agreement, Cato BioVentures must promptly notify the Company of an Available Product Candidate and discuss such Available Product Candidate exclusively with the Company for a period of at least 90 days. The Company must provide notice of its interest in pursuing the Available Product Candidate within such 90 day period or the Company will be deemed to have declined its rights to the Available Product Candidate. The Right of First Offer Agreement terminates on December 31, 2010 unless the parties mutually agree to extend the term beyond such date.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
          The following discussion of our consolidated financial condition and results of operations should be read in conjunction with the financial statements and the related notes thereto included in the Company’s Form 10-KSB for the year ended December 31, 2007 and elsewhere in this Form 10-Q. The matters discussed herein contain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended, which involve risks and uncertainties. All statements other than statements of historical information provided herein may be deemed to be forward-looking statements. Without limiting the foregoing, the words “believes”, “anticipates”, “plans”, “expects” and similar expressions are intended to identify forward-looking statements. Factors that could cause actual results to differ materially from those reflected in the forward-looking statements include, but are not limited to, those discussed in “Risk Factors” in our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2007 and elsewhere in this report and the risks discussed in our other filings with the SEC. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s analysis, judgment, belief or expectation only as of the date hereof. We undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date hereof.
Overview
Strategic Acquisition of Durham Pharmaceuticals Ltd
          On September 14, 2007, we acquired Durham Pharmaceuticals, Ltd. (doing business as Echo Therapeutics, Inc. (“Durham”)) (the “Durham Acquisition”). Durham was a development-stage company focused on a broad portfolio of advanced topical reformulations of FDA-approved pharmaceutical products using its proprietary AzoneTS™ drug delivery technology. Durham’s lead AzoneTS-reformulated product, Durhalieve™, is focused on the treatment of corticosteroid responsive dermatoses and is covered by a New Drug Application on file with the FDA. Durhalieve is also expected to be developed for the treatment of keloid scarring. We acquired principally patented and unpatented pipeline specialty pharmaceutical product candidates, AzoneTS formulation know-how and data-based technology related to AzoneTS Drug Master Files (including more than 20 years of clinical and product development documentation) (“DMFs”). We purchased the DMFs and related trademark and tradenames from an affiliate of Durham. We also entered into a Strategic Master Services Agreement with Cato Research Ltd. (“Cato Research”), a global contract research and development organization (“CRO”), providing for discounted service fees.
          Since inception of Durham and up to the time of the Durham Acquisition, Durham operated as both a majority-owned subsidiary of Cato Holding Company (doing business as Cato BioVentures, “Cato BioVentures”) and a strategic drug development partner of Cato Research. We believe the research and development of Durham’s AzoneTS drug candidate formulations was conducted through projects performed using contracted services through Cato BioVentures and Cato Research, as Durham had no employees. During the period from its inception in 1999 through the date of the Durham Acquisition, Durham incurred approximately $7,500,000 of costs and expenses related to its product development and regulatory activities and had no product or service revenues.
          As a result of the Durham Acquisition, we are now a transdermal medical device and specialty pharmaceuticals company.
Results of Operations
          We substantially reduced our staff and restructured our operations in December 2006. Commencing in January 2007 and throughout 2007, we rehired certain previous employees and newly introduced employees and engaged numerous independent contractors from time to time. As of March 31, 2008, we had ten (10) employees and six (6) independent contractor arrangements with consultants. Of this group of employees and consultants, five (5) are involved with finance and administration and eleven (11) are involved with research and development, and clinical and regulatory matters. As a result of our restructuring in December 2006, the expenses for the three months ended March 31, 2008 may not be comparable with those in the same period in 2007.
Comparison of the three months ended March 31, 2008 and 2007
          Licensing Revenue — Licensing revenue for the three months ended March 31, 2008 was zero compared to $12,500 for the three months ended March 31, 2007 through an agreement with HortResearch. In 2005 and 2006, HortResearch paid us

$50,000 each year for a one year option to license the use of our ultrasonic skin permeation technology. Accordingly, the payments were recognized as revenue ratably over the service periods. In November 2007, HortResearch did not elect to renew its license option.
          Product Revenue and Cost of Product Revenue — As a result of our decision to not pursue sales and marketing of the SonoPrep System, we had no product revenue in the three months ended March 31, 2008. For the same period in 2007, we had nominal revenues of $9,767 with a cost of product revenue of $1,556.
          Research and Development Expenses — Research and development expenses increased by $463,184 to $770,207 for the three months ended March 31, 2008 from $307,023 for the three months ended March 31, 2007. Research and development expenses amounted to 39% of total operating expenses during the three months ended March 31, 2008, and included product development expenses (including outside contract engineering) for our next generation skin permeation technology, product development for our next generation transdermal continuous glucose monitoring (tCGM) system, clinical study expenses associated with a completed pilot study for our tCGM system in the hospital critical care setting and research and regulatory expenses related to our specialty pharmaceutical product candidate, Durhalieve™. We anticipate that research and development costs, particularly in the product development of our tCGM and skin permeation devices, and with increased clinical study activity, will continue to increase during 2008. Product development and clinical expenses included in research and development expenses represented approximately 91% and 6%, respectively, of research and development expenses.
          Selling, General and Administrative Expenses — Selling, general and administrative expenses increased by $886,204 to $1,190,418 for the three months ended March 31, 2008 from $304,214 for the three months ended March 31, 2007. Selling, general and administrative expenses represented 61% of total operating expenses during the three months ended March 31, 2008, and included an increase in share-based compensation expense of approximately $399,000 to $486,000. Share-based compensation expenses is a non-cash charge relating to the fair value assigned to the issuance of restricted common stock, options and warrants to purchase our common stock by employees, directors and certain service providers. We are not engaged in selling activities and accordingly, general and administrative expenses relate to salaries and benefits for our executive, financial and administrative staff, public company costs related to investor relations, legal, accounting, printing and media costs, capital-raising costs including those associated with travel, legal and accounting costs, and costs for general operations.
          Other Income (Expense) — Interest income was $10,468 for the three months ended March 31, 2008, compared to interest income of $6,326 for the three months ended March 31, 2007, an increase of $4,142. The increase in interest income for the three months ended March 31, 2008 was primarily attributable to our higher average amount of cash equivalents that we had on hand during 2008 compared to 2007.
          Interest expense was $280,233 for the three months ended March 31, 2008, compared to interest expense of $2,766 for the three months ended March 31, 2007, an increase of $277,467. The increase in interest expense is partly due to an increase in the amount of funding obtained through the use of convertible and secured note arrangements. Bridge Notes in the amount of $1.325 million issued on September 14, 2007 were either exchanged for Senior Convertible Notes or converted into shares of our common stock in February 2008. Included in interest expense is approximately $255,000 of non-cash interest related primarily to the amortization of discounts on notes payable and the amortization of deferred financing costs.
          Interest expense of $6,326 for the three months ended March 31, 2007 related to an outstanding note payable on equipment financing secured in 2005. The entire outstanding note payable on equipment financing was paid in full in September 2007.
          Derivative Loss — Due to certain requirements to obtain and maintain an effective registration statement covering the shares of common stock underlying the Imperium Warrants, we determined that the Imperium Warrants did not meet the requirements for classification as equity as described in EITF Issue No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock.” As a result, the fair value of the Imperium Warrants has been recorded as a derivative liability which resulted in the recognition of a derivative loss upon issuance in the amount of approximately $569,000. The derivative liability was adjusted to fair value at March 31, 2008 with the decrease in the fair value of approximately $30,000 being recorded as a reduction of the derivative loss.
          Loss on Extinguishment of Debt — We determined that the terms of the Senior Convertible Notes are deemed “substantially different”, as described in EITF Issue No. 96-19, “Debtor’s Accounting for a Modification or Exchange of Debt Instruments,” from the terms of the Bridge Notes based on the change in the fair value of the embedded conversion features. As a result, we recorded the Senior Convertible Notes issued in exchange for the Bridge Notes at fair value on the date of issuance and recorded a loss on extinguishment of debt of approximately $586,000. The fair value of the warrants issued to the holders of the Bridge Notes upon conversion into the Senior Convertible Notes, which we estimated to be approximately $626,000, was also included in the loss on extinguishment of debt. The difference between the fair value and the face value of the Senior Convertible Notes is being accreted to interest expense over the term of the notes.
Liquidity and Capital Resources
          We have financed our operations since inception primarily through private sales of common and preferred stock, the issuance of convertible promissory notes and secured promissory notes, and cash received in connection with exercises of options and warrants. As of March 31, 2008, we had $1,177,058 of cash and cash equivalents, with no other short term investments.
          Net cash used in operating activities was $1,316,712 for the three months ended March 31, 2008. The use of cash in operating activities was primarily attributable to the net loss of $3,981,101 for the three months ended March 31, 2008, offset by non-cash expenses of $57,282 for depreciation and amortization, $486,000 for share-based compensation, the fair value of common stock and warrants issued for services of $180,227, a derivative loss of $538,698, a debt extinguishment loss of $1,212,013 and $254,579 in non-cash interest expense relating to the amortization of discounts and the amortization of deferred financing costs. Increases in accounts payable and accrued expenses provided $439,550 of cash. Deferred financing costs related to Senior Convertible Notes and Secured Notes amounting to $432,309, plus an increase in prepaid expenses, used cash of $503,960.
          Net cash used in investing activities was $5,600 for the three months ended March 31, 2008. This item is attributable to the cash used to purchase property and equipment.
          Net cash provided by financing activities was $1,306,207 and was comprised of gross proceeds from the issuances of Senior Convertible Notes and a Secured Note in the aggregate amount of $1.2 million and proceeds from the exercise of common stock purchase warrants in the amount of $106,207.
          At March 31, 2008, we had outstanding warrants to purchase 4,755,950 shares of common stock at exercise prices ranging from $0.21 to $50.00.
          As of May 6, 2008, we had cash and cash equivalents of approximately $1.1 million. We have the option to drawdown an additional $1,000,000 through June 24, 2008 under the terms of our March 2008 Secured Note and Warrant financing.
          Senior Convertible Notes — On February 11, 2008, we completed an approximately $2.3 million private financing with substantially all of the holders of the prior Bridge Notes. The $2,292,459 in aggregate principal amount of unsecured Senior Convertible Notes issued in the financing (the “Senior Convertible Notes”) bear interest annually at a rate of 8.0% per annum and provide the holders with the right to convert principal into shares of our common stock at $1.35 per share. The conversion price is subject to weighted average anti-dilution protection, excluding certain customary exceptions. The Senior Convertible Notes have a three-year term and we may elect to make payments of interest in cash, additional notes, or stock.
          Additionally, the investors received warrants to purchase 849,058 shares of common stock at an exercise price of $1.69 per share for a term of five years. The warrants provide for full anti-dilution price protection to the holders and allow for cashless exercise.
          In connection with the Senior Convertible Note financing, certain holders representing $1,275,000 face value of Bridge Notes exchanged their Bridge Notes at 120% of the outstanding principal and interest of the Bridge Notes as payment toward the purchase price of the Senior Convertible Notes purchased by such holders. Accordingly, we issued notes in the Senior Convertible Note financing in the aggregate principal balance of $1,592,459 to the former holders of the Bridge Notes upon their surrender of the Bridge Notes, and we received gross cash proceeds in the amount of $700,000 in connection with the financing.
          One holder of a Bridge Note with a face value of $50,000 converted the principal and accrued interest of such Bridge Note into 52,041 shares of our common stock, using a $1.00 conversion price as provided in the terms of the Bridge Notes.
          We are using the net proceeds from the Senior Convertible Note offering for product development, working capital and general corporate purposes.
          We paid Burnham Hill Partners, a division of Pali Capital, Inc., $162,000 in connection with the Senior Convertible Note financing and will provide to it or its designees/assignees warrants to purchase an aggregate of 175,013 shares of common stock at an exercise price of $1.49 per share.

          2008 Secured Note and Warrant Financing — On March 24, 2008, we entered into a Secured Note financing with Imperium Master Fund, Ltd., providing for, at our option, the issuance of up to an aggregate $2,000,000 of original issue discount senior secured notes (the “Secured Notes”) in four equal tranches, together with warrants (the “Imperium Warrants”) to purchase up to 634,920 shares of our common stock at an exercise price of $2.00 per share. On March 24, 2008, we drew down the initial $500,000 in gross proceeds and issued the Imperium Warrants upon execution of the agreement. We also issued an additional Secured Note and drew down $500,000 in gross proceeds on April 24, 2008. We have the option, exercisable in our sole discretion, to issue an additional Secured Note on each of May 24, 2008 and June 24, 2008 (each, a “$500,000 Drawdown”) at a purchase price of $500,000. To terminate a scheduled $500,000 Drawdown, we must notify Imperium at least ten (10) days prior to the date of such scheduled $500,000 Drawdown.
          We are not required to make monthly payments of principal and interest under our Secured Notes. Instead, the outstanding principal of each Secured Note will accrete in value at an annual rate of 10%, compounded monthly, resulting in a total principal amount of approximately $552,357 due for each Secured Note at maturity. If we complete an equity issuance in one or more series of transactions totaling $5,000,000 (a “Qualified Issuance”), then the aggregate amount due for each Secured Note will be reduced from $552,357 to $546,903 and the annual accretion value will be reduced from 10% to 9%.
          Each Secured Note is due twelve months after the date of the issuance, provided, however, that if we complete a Qualified Issuance by October 31, 2008, we may extend the maturity date of each Secured Note to 24 months after the date of the issuance. We may repay the principal amount of the Secured Notes in cash, in whole, but not in part, prior to maturity at a premium of 1.02 times the unpaid principal plus any other amount due under the Secured Notes.
          All amounts outstanding under the Secured Notes, plus penalties, become due and payable upon the occurrence of an event of default or upon a change in control, as defined in the Secured Notes. In addition, we have agreed to certain covenants, including a prohibition on our ability to incur future indebtedness (subject to certain exceptions) or make any dividend or payment to holders of our capital stock (other than shares of the class of stock held by such recipient), and a requirement that we maintain $6.5 million in stockholders’ equity (excluding any impact of the issuance of the Imperium Warrants to stockholders’ equity) for so long as the Secured Notes remain outstanding. Because costs associated with the development of our products will increase our liabilities, the requirement that we maintain a certain level of stockholders’ equity could limit our ability to pursue necessary product development if we fail to raise additional equity capital.
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
          The Imperium Warrants have a term of five years and are immediately exercisable at an exercise price of $2.00 per share. The Imperium Warrants provide for weighted average anti-dilution protection upon future issuances or deemed issuances (subject to customary exceptions) below the exercise price. The Imperium Warrants also allow for cashless exercise unless the shares underlying the Warrants are registered for resale on a registration statement filed under the Securities Act of 1933, as amended (the “Securities Act”). An exercise under the Imperium Warrants may not result in the holder beneficially owning more than 9.9% of our common stock outstanding at the time. The holder may waive the foregoing upon 60 days’ advance written notice.
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
          Our Secured Note financing agreement with Imperium includes a number of restrictive covenants, including a prohibition on our ability to incur future indebtedness (subject to certain exceptions) or make any dividend or payment to holders of our capital stock (other than shares of the class of stock held by such recipient), and a requirement that we maintain $6.5 million in stockholders’ equity (excluding any impact of the issuance of the Imperium Warrants to stockholders’ equity) for so long as the Secured Notes remain outstanding. In order to advance our product development, clinical programs and financing activities, we expect our monthly salaries and benefits, consulting costs, legal costs and other working capital costs to increase. Because costs associated with the development of our products will increase our liabilities, the requirement that we maintain a certain level of stockholders’ equity could limit our ability to pursue necessary product development if we fail to raise additional equity capital. Therefore, in order to achieve our business objectives while continuing to satisfy the restrictive covenants of the Secured Notes, we will be required to raise additional capital in 2008.
          Our ability to incur additional indebtedness is significantly restricted by the terms of our Secured Notes and other outstanding debt securities. Accordingly, we must raise substantial equity capital in 2008 in order to continue our operations as planned.
          We have the ability to manage our costs aggressively and increase our operating efficiencies while continuing our current level of product development and clinical programs thereby maximizing the time available to complete an equity financing. Delays in obtaining an equity financing could cause us to delay or halt our product development and clinical programs. Although we believe that the required financing can be completed, there can be no guarantee that additional equity capital will be available on favorable terms favorable to us, if at all.
          Even if we are successful in raising additional equity capital during 2008, we will still be required to raise substantial additional capital in the future to fund our research and development programs, commercialize our product candidates and achieve profitability. Our ability to fund our future operating requirements will depend on many factors, including:
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
          Strategic Product Development Agreement with Cato Research — In connection with the Durham Acquisition, we entered into a Strategic Master Services Agreement with Cato Research (“Cato Master Agreement”) to provide us with contract research and development services and regulatory advice (“CRO Services”). The Cato Master Agreement has an initial one year term, and is automatically renewable for additional one-year terms unless either party provides sixty days’ notice prior to the expiration of any one year term. The Cato Master Agreement provides an initial $80,000 credit, of which $80,000 was used through March 31, 2008, for CRO Services and an ongoing 25% discount on all CRO Services rendered on a time and materials basis during the term of the agreement. In connection with the Cato Master Agreement, we entered into a Strategic Deferred Payment Agreement with Cato Research in September 2007 (the “Cato SDPA”). Pursuant to the Cato SDPA, we are entitled to defer payment to Cato Research for certain critical path CRO Services provided under the Cato Master Agreement for the earlier of six (6) months from the due date of each invoice relating to such CRO Services or the date we receive at least $5,000,000 in equity financing following the date of the agreement. As of March 31, 2008, we have not deferred any payments for CRO Services. The CRO Services covered by the Cato Master Agreement relate to core AzoneTS drug development programs, regulatory matters related to such development programs and other programs as agreed upon by the parties. The Cato SDPA may be extended for three (3) months by agreement of the parties.

          Dermatology Product Candidate with Cato BioVentures — On April 21, 2008, we entered into a Dermatology Product Candidate Right of First Offer Agreement (the “Right of First Offer Agreement”) with Cato BioVentures pursuant to which Cato BioVentures granted to us a right of first offer to purchase certain dermatology small molecule drug or protein biologic product candidates or transdermal drug delivery technologies of which Cato BioVentures owns or licenses, as well as those owned by a third party for which Cato BioVentures has a right to disclose to us (“Available Product Candidates”). Under the terms of the Right of First Offer Agreement, Cato BioVentures must promptly notify us of an Available Product Candidate and discuss such Available Product Candidate exclusively with us for a period of at least 90 days. We must provide notice of our interest in pursuing the Available Product Candidate within such 90 day period or we will be deemed to have declined our rights to the Available Product Candidate. The Right of First Offer Agreement terminates on December 31, 2010 unless the parties mutually agree to extend the term of the Agreement beyond such date.
Item 4T. Controls and Procedures.
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
PART II—OTHER INFORMATION
Item 1. Legal Proceedings
     We are not a party to any legal proceedings.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
     On March 25, 2008, we issued 25,000 shares of common stock and warrants to purchase 25,000 shares of common stock at an exercise price of $2.50 per share to an investor relations consulting firm pursuant to a marketing agreement dated as of February 28, 2008 in consideration for consulting services. The warrants have a five-year term and are immediately exercisable. On March 25, 2008, we issued warrants to purchase 80,000 shares of common stock at an exercise price of $2.50 per share to an investor relations consulting firm, pursuant to a services agreement dated as of March 7, 2008 in consideration for consulting services. The warrants have a five-year term and are immediately exercisable. The issuance of the warrants was made in a transaction not involving any public offering pursuant to an exemption from registration under Section 4(2) of the Securities Act.
Item 6. Exhibits.
10.1	Form of Warrant to Purchase Shares of Common Stock issued to the Registrant’s financial advisor is incorporated herein by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-QSB for the period ended September 30, 2007.

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Operating Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Operating Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
     In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ECHO THERAPEUTICS, INC.
Date: May 13, 2008	By:	/s/ PATRICK T. MOONEY, M.D.
Patrick T Mooney, M.D.
Chief Executive Officer and Chairman of the Board

	By:	/s/ HARRY G. MITCHELL, CPA
Harry G. Mitchell, CPA
Chief Operating Officer , Chief Financial Officer and Treasurer

EXHIBIT INDEX

Exhibit No.	Item.

10.1	Form of Warrant to Purchase Shares of Common Stock issued to the Registrant’s financial advisor is incorporated herein by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-QSB for the period ended September 30, 2007.

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Operating Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Operating Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.