Form 10-Q
period 2008-06-30
Echo Therapeutics, Inc.
filed 2008-08-14
CIK 1031927

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008.
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to                     .
Commission File Number: 000-23017

ECHO THERAPEUTICS, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	41-1649949 (I.R.S. Employer Identification Number)

10 Forge Parkway, Franklin, MA (Address of principal executive offices)	02038 (Zip code)
(508) 553-8850
(Registrant’s telephone number, including area code)
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐ No ☑
As of August 5, 2008, 18,751,933 shares of the registrant’s Common Stock. $0.01 par value, were issued and outstanding.

FORM 10-Q INDEX

PART I—FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements.
Echo Therapeutics, Inc.
(Formerly Sontra Medical Corporation)
Consolidated Balance Sheets

	As of,
	June 30,	December 31,
	2008	2007
	(Unaudited)	(Audited)
ASSETS
Current Assets:
Cash and cash equivalents	$1,315,901	$1,193,163
Prepaid expenses and other current assets	63,309	25,263

Total current assets	1,379,210	1,218,426

Property and Equipment, at cost:
Computer equipment	240,207	233,946
Office and laboratory equipment	607,193	588,498
Furniture and fixtures	14,288	14,288
Manufacturing equipment	129,320	197,888
Leasehold improvements	177,768	177,768

	1,168,776	1,212,388
Less-Accumulated depreciation and amortization	(1,075,131)	(1,100,507)

Net property and equipment	93,645	111,881

Other Assets:
Restricted cash	10,250	10,250
Intangible assets, net of accumulated amortization	9,886,320	9,945,486
Deferred financing costs, net of amortization	519,058	—
Deposits and other assets	2,000	2,000

Total other assets	10,417,628	9,957,736

Total assets	$11,890,483	$11,288,043

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$425,965	$382,308
Current portion of notes payable, net of discounts	1,784,113	386,458
Accrued expenses	711,608	451,136

Total current liabilities	2,921,686	1,219,902

Notes Payable, net of current portion and discounts	1,816,505	—

Commitments

Stockholders’ Equity:
Series A Convertible Preferred Stock, $0.01 par value, authorized 10,000,000 and 7,000,000 shares, none issued and outstanding at June 30, 2008 and December 31, 2007, respectively	—	—
Common stock, $0.01 par value, authorized 60,000,000 shares, issued and outstanding 18,742,468 shares and 17,870,804 shares at June 30, 2008 and December 31, 2007, respectively	187,427	178,710
Additional paid-in capital	60,937,361	57,575,593
Accumulated deficit	(53,972,496)	(47,686,162)

Total stockholders’ equity	7,152,292	10,068,141

Total liabilities and stockholders’ equity	$11,890,483	$11,288,043

The accompanying notes are an integral part of these consolidated financial statements.

     Echo Therapeutics, Inc.
(Formerly Sontra Medical Corporation)
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Revenue:
Product revenue	$—	$2,353	$—	$12,120
Licensing revenue	—	12,500	—	25,000

Total revenue	—	14,853	—	37,120

Operating Expenses:
Cost of product revenue	—	—	—	1,556
Research and development	771,699	340,488	1,541,906	600,093
Selling, general and administrative	1,213,966	692,475	2,404,384	1,044,415

Total operating expenses	1,985,665	1,032,963	3,946,290	1,646,064

Loss from operations	(1,985,665)	(1,018,110)	(3,946,290)	(1,608,944)

Other Income (Expense):
Interest income	6,607	7,580	17,075	13,906
Interest expense	(278,157)	(3,699)	(558,390)	(6,157)
Loss on extinguishment of debt	—	—	(1,212,013)	—
Derivatives loss	(48,018)	—	(586,716)	—

Other income (expense), net	(319,568)	3,881	(2,340,044)	7,749

Net loss	(2,305,233)	(1,014,229)	(6,286,334)	(1,601,195)

Accretion of dividend on Series A Convertible Preferred Stock	—	—	—	(483)

Net loss applicable to common shareholders	$(2,305,233)	$(1,014,229)	$(6,286,334)	$(1,601,678)

Net loss per common share, basic and diluted	$(0.12)	$(0.11)	$(0.34)	$(0.19)

Basic and diluted weighted average common shares outstanding	18,543,955	9,638,869	18,429,319	8,415,572

The accompanying notes are an integral part of these consolidated financial statements.

Echo Therapeutics, Inc.
(Formerly Sontra Medical Corporation)
Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended
	June 30,
	2008	2007
Cash Flows From Operating Activities:
Net loss	$(6,286,334)	$(1,601,195)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	102,358	60,299
Share-based compensation	990,183	510,848
Fair value of common stock and warrants issued for services	353,610	—
Derivative loss	586,716	—
Loss on extinguishment of debt	1,212,013	—
Non-cash interest expense	502,451	—
Changes in assets and liabilities:
Inventory	—	1,556
Prepaid expenses and other current assets	(38,046)	(56,112)
Accounts payable	43,657	86,041
Deferred revenue	—	(25,000)
Accrued expenses	299,315	90,499

Net cash used in operating activities	(2,234,077)	(933,064)

Cash Flows from Investing Activities:
Purchase of property and equipment	(24,956)	—
Decrease (Increase) in restricted cash	—	9,699

Net cash used in investing activities	(24,956)	9,699

Cash Flows From Financing Activities
Repurchase of Series A preferred stock	—	(73,334)
Proceeds from the sale of common stock, net of expenses	—	1,724,969
Proceeds from Senior Convertible Notes and Warrants	700,000	—
Proceeds from Secured Notes and Warrants	2,000,000	—
Deferred financing costs	(432,309)	—
Payments on equipment note payable	—	(59,287)
Proceeds from the exercise of warrants	114,080	30,187

Net cash provided by financing activities	2,381,771	1,622,535

Net Increase in Cash and Cash Equivalents	122,738	699,170
Cash and Cash Equivalents, beginning of period	$1,193,163	$559,017

Cash and Cash Equivalents, end of period	$1,315,901	$1,258,187

Supplemental Disclosure of Cash Flow Information and Non Cash Financing Transactions:

Cash paid for interest	$9,459	$2,765

Accretion of dividend on Series A Convertible Preferred Stock	$—	$483

Common stock issued for dividends on Series A Convertible Preferred Stock	$—	$3,440

Common stock issued for conversion of Senior Convertible Notes and accrued interest	$52,041	$—

Fair value of common stock issued for financing costs	$—	$103,572

Fair value of common stock issued for deferred financing costs	$185,668	$—

Beneficial conversion feature on Senior Convertible Notes	$121,320	$—

Fair value of warrants issued in connection with Senior Convertible Notes included in extinguishment loss	$626,480	$—

Adjustment to fair value of Bridge Notes exchanged for Senior Convertible notes included in extinguishment loss	$585,533	$—

Intrinsic value of the conversion feature of the Bridge Notes when converted to Senior Convertible Notes recorded as a reduction of additional paid-in capital	$212,328	$—

Relative fair value of warrants issued with Secured Notes	$219,838	$—

Reclassification of derivative liability to additional paid-in capital	$919,593	$—

The accompanying notes are an integral part of these consolidated financial statements.

ECHO THERAPEUTICS, INC.
(Formerly Sontra Medical Corporation)
Notes to Consolidated Financial Statements
Period Ended June 30, 2008
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
Echo Therapeutics, Inc. was formed through the merger of a wholly-owned subsidiary of Sontra Medical Corporation and Durham Pharmaceuticals Ltd. (doing business as Echo Therapeutics, Inc. (“Durham”)) in September 2007 (the “Merger”). Previously, Durham was a majority-owned subsidiary of Cato Holding Company (doing business as Cato BioVentures). Effective October 8, 2007, Sontra Medical Corporation, a Minnesota corporation, changed its name to Echo Therapeutics, Inc. (“Echo-MN”)
On June 9, 2008, Echo-MN entered into an Agreement and Plan of Merger (the “Merger Agreement”) with a wholly-owned subsidiary of the same name, Echo Therapeutics, Inc., a Delaware corporation (“Echo-DE”), in order to change Echo-MN’s state of incorporation from Minnesota to Delaware (the “Merger”). The Merger Agreement and Merger were approved by Echo-MN’s shareholders at Echo-MN’s Annual Meeting of the Shareholders on May 20, 2008. Pursuant to the Merger Agreement, Echo-MN merged with and into Echo-DE and Echo-DE is the surviving corporation (the “Company”).
Each share of common stock, par value $0.01 per share, of Echo-MN that was issued and outstanding immediately prior to the Merger was converted into one issued and outstanding share of common stock, par value $0.01 per share, of the Company (“Common Stock”), so that the holders of all of the issued and outstanding shares of common stock of Echo-MN immediately prior to the Merger became the holders of Common Stock of the Company upon the effectiveness of the Merger.
The accompanying unaudited consolidated financial statements have been prepared in conformity with generally accepted accounting principles in the United States (“GAAP”) consistent with those applied in, and should be read in conjunction with, the Company’s audited financial statements and related footnotes for the year ended December 31, 2007 included in the Company’s Annual Report on Form 10-KSB as filed with the United States Securities and Exchange Commission (“SEC”) on March 31, 2008. The unaudited consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the Company’s financial position as of June 30, 2008 and its results of operations and cash flows for the interim periods presented and are not necessarily indicative of results for subsequent interim periods or for the full year. The interim financial statements do not include all of the information and footnotes required by GAAP for complete financial statements and allowed by the relevant SEC rules and regulations. However, the Company believes that its disclosures are adequate to ensure that the information presented is not misleading.
The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Sontra Medical Inc., a Delaware corporation. All significant inter-company balances and transactions have been eliminated in the consolidated financial statements.
The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As of June 30, 2008, the Company had cash of approximately $1,316,000 and an accumulated deficit of approximately $54,000,000. Through June 30, 2008, the Company had no sales or revenues to cover its costs and operating expenses. Although the Company has been able to issue securities through senior promissory notes, secured promissory notes and a series of private placements to raise capital in order to fund its operations, it is not known whether the Company will be able to continue this practice, or be able to obtain other types of financing to meet its cash operating expenses. This, in turn, raises substantial doubt about the Company’s ability to continue as a going concern. Management is currently pursuing additional private equity financing, and such financing is expected to be completed during 2008. However, no assurances can be given as to the success of these plans. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

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
For other long-lived assets, the Company evaluates quarterly whether events or circumstances have occurred that indicate that the carrying value of these assets may be impaired. No impairment losses were recorded for the six months ended June 30, 2008.
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
On March 24, 2008, the Company entered into a registration rights agreement pursuant to which the Company agreed to file a registration statement with the Securities and Exchange Commission covering the resale of the common stock issuable upon exercise of warrants issued to Imperium Master Fund, Ltd. (“Imperium”) within 60 days after issuance of the securities. The Company also agreed to use its best efforts to cause the registration statement to become effective under the Securities

Act as soon as practicable after filing the registration statement, but in no event later than 180 days after issuance of the Imperium Warrants. As of May 14, 2008, the Company and Imperium executed Amendment No. 1 to the Registration Rights Agreement to eliminate these registration requirements and, as a result, the related warrants were no longer required to be recorded as a derivative liability (see Note 5).
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
In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities Including an Amendment of FASB Statement No. 115.” SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This statement is expected to expand the use of fair value measurement, which is consistent with the FASB’s long-term measurement objectives for accounting for financial instruments. The fair value option permits the Company to choose to measure eligible items at fair value at specified election dates. The Company will record unrealized gains and losses on items for which the fair value option has been elected through net income in the statement of operations at each subsequent reporting date. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007, which is fiscal year 2008 for the Company. The adoption of SFAS No. 159 did not have a material impact on the Company’s consolidated financial statements.
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
(3) ACQUISITION OF DURHAM PHARMACEUTICALS LTD.
The Company completed the acquisition of Durham (the “Durham Acquisition”) on September 14, 2007. Durham was a development-stage company focused on a broad portfolio of advanced topical reformulations of widely-used, FDA-approved pharmaceutical products using AzoneTS™, its proprietary transdermal drug delivery technology platform. Durham’s lead AzoneTS™-reformulated pharmaceutical product candidate is Durhalieve™, an advanced reformulation of triamcinolone acetonide for the treatment of corticosteroid responsive dermatoses. Durhalieve is covered by a pending New Drug Application on file with the FDA.
(4) INTANGIBLE ASSETS
As of June 30, 2008, intangible assets related to the Durham Acquisition are as follows:

	Estimated		Accumulated
	Life	Cost	Amortization	Net
Contract related intangible asset:
Cato Research discounted contract	3 years	$355,000	$93,680	$261,320

Technology related intangible assets:
Patent for the AzoneTS-based product candidates and formulation	9 years	1,305,000	—	1,305,000

Drug Master Files containing formulation, clinical and safety documentation used by the FDA	9 years	1,500,000	—	1,500,000

Two(2) in-process Durhalieve-related pharmaceutical products	9 years	6,820,000	—	6,820,000

Total technology related intangible assets		9,625,000	—

Total		$9,980,000	$93,680	$9,886,320

Amortization expense was approximately $30,000 and $59,000 for the three months and six months ended June 30, 2008. There was no amortization expense for the three months and six months ended June 30, 2007. Amortization expense is included in research and development in the Statement of Operations.
(5) NOTES PAYABLE
Notes payable at June 30, 2008 and December 31, 2007 consisted of the following:

	June 30,	December 31,
	2008	2007
Senior Secured Notes	$2,209,426	$—
Unamortized discounts	(425,313)	—

	1,784,113	—

Senior Convertible Notes	2,309,231	—
Unamortized discount	(492,726)	—

	1,816,505	—

Senior Promissory Bridge Notes	—	1,325,000
Unamortized discount	—	(938,542)

	—	386,458

Total notes payable	3,600,618	386,458
Less current portion of notes payable	1,784,113	386,458

Notes payable, net of current portion	$1,816,505	$—

2008 Senior Secured Note and Warrant Financing
On March 24, 2008, the Company entered into a secured note financing agreement with Imperium, providing for, at the Company’s option, the issuance of up to an aggregate $2,000,000 of original issue discount senior secured notes (the “Secured Notes”) in up to four equal tranches, together with warrants (the “Imperium Warrants”) to purchase up to 634,920 shares of common stock at an exercise price of $2.00 per share. On March 24, 2008, the Company drew down the initial $500,000 in gross proceeds and issued the Imperium Warrants upon execution of the agreement. The Company also issued additional Secured Notes and drew down $500,000 in gross proceeds on each of April 24, 2008, June 2, 2008 and June 24, 2008, completing the financing for $2,000,000.

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
Each Secured Note is due twelve months after the date of its issuance, provided, however, that if the Company completes a Qualified Issuance by October 31, 2008, the Company has a right to extend the maturity date of each Secured Note to 24 months after the date of its issuance. The Company has the right to repay the principal amount of the Secured Notes in cash, in whole, but not in part, prior to maturity at a premium of 1.02 times the unpaid principal plus any other amount due under the Secured Notes.
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
The Company’s subsidiary, Sontra Medical, Inc., has guaranteed the obligations under the Secured Notes. Additionally, the Secured Notes are secured by all of the Company’s assets.
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
In connection with the issuance of the Secured Notes and Imperium Warrants, on March 24, 2008, the Company and Imperium entered into a Registration Rights Agreement (the “Registration Rights Agreement”) pursuant to which the Company agreed to file a registration statement with the SEC covering the resale of the common stock issuable upon exercise of the Imperium Warrants within 60 days after issuance of the securities. The Company also agreed to use its best efforts to cause the registration statement to become effective under the Securities Act as soon as practicable after the filing of the registration statement, but in no event later than 180 days after issuance of the Imperium Warrants. As of May 14, 2008, the Company and Imperium executed Amendment No. 1 to the Registration Rights Agreement that eliminated the requirement for registration of the underlying securities, but granted the holders of the Imperium Warrants piggy-back registration rights with respect to certain registration statement filings by the Company in the future.
Due to certain requirements to obtain and maintain an effective registration statement covering the shares underlying the Imperium Warrants, the Company originally determined that the Imperium Warrants did not meet the requirements for classification as equity as described in EITF Issue No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock” as of March 31, 2008. As a result, the fair value of the Imperium Warrants was recorded as a derivative liability which resulted in the recognition of a derivative loss upon issuance in the amount of approximately $569,000. As a result of the execution of Amendment No. 1 to the Registration Rights Agreement, the Company determined that the Imperium Warrants met the requirements for classification as equity as described in EITF Issue No. 00-19 as of May 14, 2008. The derivative liability was adjusted to fair value as of May 14, 2008 resulting in an additional derivative loss of approximately $17,000. The remaining derivative liability of $919,593 was reclassified to additional paid-in capital. The derivative loss amounted to approximately $48,000 and $587,000 for the three months and the six months ended June 30, 2008, respectively.
Interest expense related to the Secured Notes in the three and six months ended June 30, 2008, including amortization of discounts and deferred financing costs, was approximately $144,000 and $154,000, respectively. During the three and six months ended June 30, 2008, interest expense was satisfied by the issuance of additional convertible promissory notes in the amount of zero and $16,772, respectively.
2007 and 2008 Senior Promissory Bridge Notes and Senior Convertible Notes
On September 14, 2007, the Company completed a private placement of unsecured Senior Promissory Bridge Notes (the “Bridge Notes”) in the aggregate principal amount of $1,325,000 to Montaur Capital through Platinum Long Term Growth VII, LLC and to other strategic institutional and individual accredited investors. The Bridge Notes were scheduled to be due September 15, 2008 and accrued interest at a rate of 10% per annum, with interest payable upon maturity. If the Company had completed a subsequent equity or equity-linked financing or a combination of equity financings resulting in gross proceeds to the Company totaling at least $2,500,000 on or before December 15, 2007, inclusive of the Bridge Notes (a “Qualified Financing”), then the Bridge Notes would have converted automatically into the equity securities issued in the Qualified Financing. The terms of the Bridge Notes reflected a 20% premium in the event of an exchange such that upon an automatic exchange of the Bridge Notes in any Qualified Financing, the holders of the Bridge Notes would be deemed to have tendered an amount equal to 120% of the outstanding principal and interest of the Bridge Notes in exchange for the equity securities issued to such holders in the Qualified Financing. A Qualified Financing was not completed by December 31, 2007 and accordingly, the holders of the Bridge Notes had one demand registration right and the Bridge Notes became (1) convertible into shares of common stock at a ratio determined by dividing the outstanding principal and interest of each Bridge Note by a price per share equal to the price per share of our most recent equity or equity-linked financing or (2) exchangeable at a 20% premium for securities issued in any other subsequent equity or equity-linked financing.
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
One holder of a Bridge Note with a face value of $50,000 converted the principal and accrued interest of such Bridge Note into 52,041 shares of the Company’s common stock, using a $1.00 conversion price as provided in the terms of the Bridge Notes. This was the last Bridge Note outstanding, and as such, following its conversion, no Bridge Notes remain outstanding.
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
Interest expense related to the Bridge Notes for the three months and six months ended June 30, 2008, including amortization of discounts and deferred financing costs was none and approximately $197,000, respectively. Interest expense related to the Senior Convertible Notes for the three months and six months ended June 30, 2008, including amortization of discounts and deferred financing costs was approximately $133,000 and $206,000, respectively.
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
The only asset or liability measured at fair value on a recurring basis is the Company’s derivative liability and is included in Level 3 in the fair value hierarchy. As a result of the execution of Amendment No. 1 to the Registration Rights Agreement as described in Note 5, the remaining liability balance was classified as additional paid-in capital as of May 14, 2008 and the derivative liability was eliminated at that time. The fair value of the derivative liability at June 30, 2008 was zero.
The table below presents the changes in Level 3 derivative liability measured at fair value on a recurring basis.

	Six Months
	ended June 30,
	2008

Balance as of January 1, 2008	$—

Total realized / unrealized loss included in net loss	17,349	(1)
Purchases, sales, issuances and settlements	902,244
Reclassification to equity	(919,593)

Balance as of June 30, 2008	$—

Change in unrealized gains/(losses) relating to instruments at the reporting date	$—

(1)	Included in derivative loss on the statement of operations for the six months ended June 30, 2008.
Also, the Company may be required, from time to time, to measure certain other financial assets at fair value on a nonrecurring basis. These adjustments to fair value usually result from application of lower-of-cost-or-market accounting or write-downs of individual assets. In the six months ended June 30, 2008, there were no such adjustments.
(7) COMMON STOCK
The Company has authorized 60,000,000 shares of common stock, $0.01 par value per share, of which 18,742,468 and 17,870,804 shares were issued and outstanding as of June 30, 2008 and December 31, 2007, respectively.
Exercise of Warrants
In December 2007, the Company requested from the holders of the warrants issued in January 2007 the right to redeem the outstanding warrants to purchase 1,506,250 shares of the Company’s common stock, $.01 par value, at $0.21 per share, for $0.001 per share. Through June 30, 2008, no such warrants had been redeemed and warrants to purchase 545,000 shares of common stock were exercised voluntarily, providing gross proceeds of approximately $114,079. In addition, the Company issued 160,873 shares of common stock in connection with a cashless exercise of warrants issued in January 2007 to purchase 181,250 shares of common stock.
Restricted Common Stock issued for Services
On May 23, 2008 and March 25, 2008, the Company’s Board of Directors approved the issuance of 100,000 and 25,000, respectively, of fully-vested, unregistered shares of the Company’s common stock to consultants for investor relations services (see Note 8).
(8) STOCK OPTION PLANS
In 1997, the Company adopted its 1997 Long-Term Incentive and Stock Option Plan (the “1997 Plan”). Pursuant to the 1997 Plan, the Company’s Board of Directors (or committees and/or executive officers delegated by the Board of Directors) may grant incentive and nonqualified stock options to the Company’s employees, officers, directors, consultants and advisors. The Company has reserved an aggregate of 150,000 shares of its common stock for issuance upon exercise of options granted under the 1997 Plan. As of June 30, 2008, there were options to purchase an aggregate of 30,000 shares of common stock outstanding under the 1997 Plan and 111,546 shares available for future option grants under the 1997 Plan.
In connection with the Company’s strategic merger with ChoiceTel in 2002, the Company assumed all outstanding options under the 1999 Sontra Medical, Inc. Stock Option and Incentive Plan (the “1999 Plan”). The Company may not grant any additional options under the 1999 Plan. The Company assumed options to purchase an aggregate of 86,567 shares of common stock under the 1999 Plan. As of June 30, 2008, there were options to purchase an aggregate of 5,780 shares of common stock outstanding under the 1999 Plan and none available for future grants.
In March 2003, the Company’s shareholders approved its 2003 Stock Option and Incentive Plan (the “2003 Plan”). Pursuant to the 2003 Plan, the Company’s Board of Directors (or committees and/or executive officers delegated by the Board of Directors) may grant incentive and nonqualified stock options, restricted stock and other stock-based awards to the Company’s employees, officers, directors, consultants and advisors. On May 22, 2007, the shareholders of the Company increased the number of shares authorized for issuance under the 2003 Plan by 1,000,000 shares. As of June 30, 2008, the maximum aggregate number of shares that may be authorized for issuance under the 2003 Plan for all periods is 1,600,000. As of June 30, 2008, there were restricted shares of common stock and options to purchase an aggregate of 1,158,616 shares of common stock outstanding under the 2003 Plan and 428,384 shares available for future grants under the 2003 Plan.
On May 20, 2008, the Company’s shareholders approved the Echo Therapeutics, Inc. 2008 Equity Compensation Plan (the “2008 Plan”) at the Company’s Annual Meeting of Shareholders. The 2008 Plan provides for grants of incentive stock options to employees and nonqualified stock options and restricted stock to employees, consultants and non-employee directors of the Company. As of June 30, 2008, the number of shares authorized for issuance under the 2008 Plan was 1,700,000 shares and no grants had been made under the 2008 Plan.
Share-Based Compensation
For options and restricted stock issued and outstanding during the six months ended June 30, 2008 and 2007, the Company recorded additional paid-in capital and non-cash compensation expense of approximately $990,000 and $511,000, respectively, each net of estimated forfeitures.
The fair value of each option award is estimated on the date of grant using the Black-Scholes option pricing model that uses the assumptions noted in the following table. Expected volatilities are based on historical volatility of the Company’s common stock using historical periods consistent with the expected term of the options. The Company uses historical data, as well as subsequent events occurring prior to the issuance of the financial statements, to estimate option exercise and employee termination within the valuation model. The expected term of options granted under the Company’s stock plans is based on the average of the contractual term (generally 10 years) and the vesting period (generally 36 to 42 months) as permitted under SEC Staff Accounting Bulletin No. 107 and 110. The risk-free rate is based on the yield of a U.S. Treasury security with a term consistent with the option. Restricted stock grants are valued based on the closing market price for the Company’s common stock on the grant date.
The assumptions used principally for options granted to employees and members of the Company’s Board of Directors in the six months ended June 30, 2008 and 2007 were as follows:

	2008	2007
Risk-free interest rate	3.99%	4.72%
Expected dividend yield	—	—
Expected term (employee / director grants)	6.75 years	6.75 years
Forfeiture rate (excluding fully vested options)	39%	38%
Expected volatility	154% — 157%	118% — 163
A summary of option activity under the Company’s stock plans and options granted to officers of the Company outside any plan as of June 30, 2008 and changes during the six months then ended is presented below:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
Options	Shares	Price	Term	Value
Outstanding at January 1, 2008	4,066,271	$1.99
Granted	265,000	1.52
Exercised	—	—
Forfeited or expired	(183,334)	1.58

Outstanding at June 30, 2008	4,147,937	$1.98	9.23 years	$1,673,233

Exercisable at June 30, 2008	1,755,851	$2.24	9.02 years	$894,982

The weighted-average grant-date fair value of options granted during the six months ended June 30, 2008 was $1.52 per share. Share-based compensation expense recognized in the six months ended June 30, 2008 was approximately $163,000 for options granted in the six months ended June 30, 2008. There were no options exercised in the six months ended June 30, 2008.
Restricted Stock Grants
As of June 30, 2008, the Company had outstanding restricted stock grants amounting to 267,875 shares at a weighted-average grant-date fair value of $1.80 per share. Of the outstanding restricted stock grants, 254,750 shares have not been registered under the Securities Act. A summary of the status of the Company’s nonvested restricted stock grants as of June 30, 2008, and changes during the six months ended June 30, 2008, is presented below:

		Weighted-Average
Nonvested Shares	Shares	Grant-Date Fair Value
Nonvested at January 1, 2008	16,875	$1.77
Granted	125,000	1.76
Vested	(125,000)	1.76
Forfeited	(11,250)	1.77

Nonvested at June 30, 2008	5,625	$1.77

Share-based compensation recognized in the six months ended June 30, 2008 related to restricted stock grants to directors was approximately $3,000.
On May 23, 2008 and March 25, 2008, the Company’s Board of Directors approved the issuance of 100,000 and 25,000, respectively, restricted shares of the Company’s common stock to consultants for investor relations services. The fair value of the services has been determined to be approximately $182,500 and $37,500, respectively, and was recorded as investor relations expense in selling, general and administrative expense during the six months ended June 30, 2008.
(9) WARRANTS
At June 30, 2008, the Company had the following outstanding warrants:

	Number of
	Shares	Exercise	Date of
	Exercisable	Price	Expiration
Issued to investors in private placement	501,200	$15.00	9/15-10/15/2008
Issued to placement agent in private placement	41,059	$12.00	9/15-10/15/2008
Issued to investors and placement agent in private placement	118,620	$24.50	12/8-10/15/2009
Issued to investor in former subsidiary	15,000	$50.00	2/23/2010
Issued to investors and placement agent in private placement	476,829	$5.80	3/16/2016
Issued to investors in private placement	611,250	$0.21	1/30/09
Issued to investors and placement agent in private placement	599,250	$1.40	6/15-7/16/2012
Issued to financial advisor	60,000	$1.61	7/25/2012
Issued to financial advisor in connection with an acquisition	425,000	$2.26	9/14/2012
Issued to financial advisor	175,013	$1.49	2/11/2013
Issued to Senior Convertible Note holders	849,059	$1.69	2/11/2013
Issued to Secured Note holders	634,920	$2.00	3/14/2013
Issued to consultant	25,000	$2.50	3/25/2010
Issued to consultant	80,000	$2.50	3/25/2013

Total	4,612,201

Weighted average exercise price		$4.27

Weighted average duration in years			3.15 years

Issuances to Consultants
On March 25, 2008, the Company’s Board of Directors approved the issuance of warrants to purchase 105,000 shares of the Company’s common stock at an exercise price of $2.50 per share to two consultants for investor relations services. The fair value of these services has been determined to be approximately $133,000.

Issuance of Warrants for Financing
On February 11, 2008, the Company provided warrants to purchase 173,013 shares of the Company’s common stock at an exercise price of $1.49 per share to Burnham Hill Partners, a division of Pali Capital, Inc., for a financing fee in connection with the Senior Convertible Note financing. The fair value of these services has been determined to be approximately $186,000 and has been recorded as a deferred financing cost with amortization over a three year period. Amortization for the six months ended June 30, 2008 amounted to $24,000.
(10) RIGHT OF FIRST OFFER AGREEMENT
On April 21, 2008, the Company entered into a Dermatology Product Candidate Right of First Offer Agreement (the “Right of First Offer Agreement”) with Cato BioVentures pursuant to which Cato BioVentures granted the Company a right of first offer to purchase certain dermatology small molecule drug or protein biologic product candidates or transdermal drug delivery technologies which Cato BioVentures owns or licenses, as well as those owned by a third party for which Cato BioVentures has a right to disclose to the Company (each, an “Available Product Candidate”). Under the terms of the Right of First Offer Agreement, Cato BioVentures must promptly notify the Company of an Available Product Candidate and discuss such Available Product Candidate exclusively with the Company for a period of at least 90 days. The Company must provide notice of its interest in pursuing the Available Product Candidate within such 90 day period or the Company will be deemed to have declined its rights to the Available Product Candidate. The Right of First Offer Agreement terminates on December 31, 2010 unless the parties mutually agree to extend the term beyond such date
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
          The following discussion of our consolidated financial condition and results of operations should be read in conjunction with the financial statements and the related notes thereto included in the Company’s Form 10-KSB for the year ended December 31, 2007 and elsewhere in this Form 10-Q. The matters discussed herein contain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended, which involve risks and uncertainties. All statements other than statements of historical information provided herein may be deemed to be forward-looking statements. Without limiting the foregoing, the words “believes”, “anticipates”, “plans”, “expects” and similar expressions are intended to identify forward-looking statements. The factors that could cause actual future results to differ materially from current expectations include, but are not limited to, risks related to regulatory approvals and the success of our ongoing studies, including the efficacy of our Symphony tCGM System, the failure of future development and preliminary marketing efforts related to our tCGM system, risks and uncertainties relating to our ability to develop, market and sell diagnostic products based on our skin permeation platform technologies, including the Prelude SkinPrep System, the availability of substantial additional equity or debt capital to support our research, development and product commercialization activities, the success of our research, development, and regulatory approval, marketing and distribution plans and strategies, including those plans and strategies related to our tCGM System and those discussed in “Risk Factors” in our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2007 and elsewhere in this report and the risks discussed in our other filings with the SEC. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s analysis, judgment, belief or expectation only as of the date hereof. We undertake no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date hereof.
Overview
          Echo Therapeutics, Inc. is a transdermal medical device and specialty pharmaceutical company developing a non-invasive (needle-free), wireless, transdermal continuous glucose monitoring (tCGM) system for people with diabetes and for use in hospital critical care units and a wide range of topical reformulations of pharmaceutical products previously approved by the United States Food and Drug Administration (“FDA”).
          Echo Therapeutics, Inc. was formed through the merger of a wholly-owned subsidiary of Sontra Medical Corporation and Durham Pharmaceuticals Ltd. (doing business as Echo Therapeutics, Inc. (“Durham”)) in September 2007. Previously, Durham was a majority-owned subsidiary of Cato Holding Company (doing business as Cato BioVentures). Effective October 8, 2007, Sontra Medical Corporation, a Minnesota corporation, changed its name to Echo Therapeutics, Inc. (“Echo-MN”).

          On June 9, 2008, Echo-MN entered into an Agreement and Plan of Merger (the “Merger Agreement”) with its wholly-owned subsidiary of the same name, Echo Therapeutics, Inc., a Delaware corporation (“Echo-DE”), in order to change Echo-MN’s state of incorporation from Minnesota to Delaware (the “Merger”). The Merger Agreement and Merger were approved by Echo-MN’s shareholders at Echo-MN’s Annual Meeting of the Shareholders on May 20, 2008. Pursuant to the Merger Agreement, Echo-MN merged with and into Echo-DE and Echo-DE is the surviving corporation.
          Our non-invasive Symphony tCGM System consists of our wireless transmission and transdermal biosensor technologies and the Prelude™ SkinPrep System, which incorporates leading-edge, needle-free skin permeation control. Our Symphony tCGM System is designed to provide both diabetics and hospital patients with a reliable, affordable, comfortable-to-wear, and easy-to-use, needle-free continuous glucose monitoring device. In July 2008, we completed a positive clinical study of our Symphony tCGM System. Using 1,292 reference blood glucose measurements from the ten subjects in the study, Clarke error grid analysis of the study data showed that Echo’s Symphony tCGM System had approximately 99% of the data in the combined A/B zones, with 76.4% in the A zone and 22.4% in the B zone, and only 0.2% and 0.9% in the C zone and D zone, respectively. The MARD for the study was 13.8%. The correlation coefficient® for the data was 0.89. There were no adverse events reported from Prelude skin permeation or the Symphony tCGM biosensor.
          The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As of June 30, 2008, we had cash of approximately $1,316,000 and an accumulated deficit of approximately $54,000,000. Through June 30, 2008, we had no sales or revenues to cover our costs and operating expenses. Although we have been able to issue securities through senior promissory notes, secured promissory notes and a series of private placements to raise capital in order to fund our operations, it is not known whether we will be able to continue this practice, or be able to obtain other types of financing to meet our cash operating expenses. This, in turn, raises substantial doubt about our ability to continue as a going concern. Management is currently pursuing additional private equity financing, and such financing is expected to be completed during 2008. However, no assurances can be given as to the success of these plans. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.
Strategic Acquisition of Durham Pharmaceuticals Ltd.
          On September 14, 2007, we acquired Durham (the “Durham Acquisition”). Durham was a development-stage company focused on a broad portfolio of advanced topical reformulations of FDA-approved pharmaceutical products using its proprietary AzoneTS™ drug delivery technology. Durham’s lead AzoneTS-reformulated product, Durhalieve™, is focused on the treatment of corticosteroid responsive dermatoses and is covered by a New Drug Application on file with the FDA. Durhalieve is also expected to be developed for the treatment of keloid scarring. We acquired principally patented and unpatented pipeline specialty pharmaceutical product candidates, AzoneTS formulation know-how and data-based technology related to AzoneTS Drug Master Files (including more than 20 years of clinical and product development documentation) (“DMFs”). We purchased the DMFs and related trademark and tradenames from an affiliate of Durham. We also entered into a Strategic Master Services Agreement with Cato Research Ltd. (“Cato Research”), a global contract research and development organization (“CRO”), providing for discounted service fees.
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
Results of Operations
          We substantially reduced our staff and restructured our operations in December 2006. Commencing in January 2007 and throughout 2007, we hired certain former employees and new employees and engaged numerous independent contractors from time to time. As of June 30, 2008, we had eleven (11) employees and five (5) independent contractor arrangements with consultants. Of this group of employees and consultants, six (6) are involved with finance and administration and ten (10) are involved with research and development, and clinical and regulatory matters. In addition to these individuals, the Company utilized outside contract engineering and clinical research organizations during the first half of 2008. As a result of our restructuring in December 2006, the expenses for the six months ended June 30, 2008 may not be comparable with those in the same period in 2007.
Comparison of the six months ended June 30, 2008 and 2007
          Licensing Revenue — Licensing revenue for the six months ended June 30, 2008 was zero compared to $25,000 for the six months ended June 30, 2007, which were earned solely through an agreement with HortResearch. In 2005 and 2006, HortResearch paid us $50,000 each year for a one year option to license the use of our ultrasonic skin permeation technology. Accordingly, the payments were recognized as revenue ratably over the service periods. In November 2007, HortResearch did not elect to renew its license option.
          Product Revenue and Cost of Product Revenue — As a result of our strategic decision to not pursue sales and marketing of the SonoPrep System, we had no product revenue in the six months ended June 30, 2008. For the same period in 2007, we had nominal revenues of $12,120 with a cost of product revenue of $1,556 related to our sales and marketing of SonoPrep.
          Research and Development Expenses — Research and development expenses increased by $941,813 to $1,541,906 for the six months ended June 30, 2008 from $600,093 for the six months ended June 30, 2007. Research and development expenses amounted to 39% of total operating expenses during the six months ended June 30, 2008, and included product development expenses (including outside contract engineering) for our next generation skin permeation technology, product development for our next generation transdermal continuous glucose monitoring (tCGM) system, clinical study expenses (including contract research organizations) associated with our tCGM system in a hospital critical care and ambulatory settings, and research and regulatory expenses related to our specialty pharmaceutical product candidate, Durhalieve™. Product development and clinical expenses included in research and development expenses represented approximately 94% and 6%, respectively, of research and development expenses for the six months ended June 30, 2008. Product development and clinical expenses included in research and development expenses represented approximately 86% and 14%, respectively, of research and development expenses for the six months ended June 30, 2007.
          Selling, General and Administrative Expenses — Selling, general and administrative expenses increased by $1,359,968 to $2,404,383 for the six months ended June 30, 2008 from $1,044,415 for the six months ended June 30, 2007. This increase was due primarily to an increase in Company personnel and related costs, additional public company costs related to investor relations, legal, accounting, printing and media and expanded capital raising costs. Selling, general and administrative expenses represented 61% and 64% of total operating expenses during the six months ended June 30, 2008 and 2007, respectively, and included an increase in share-based compensation expense of approximately $479,000 to $990,000. Share-based compensation expenses are a non-cash charge relating to the fair value assigned to the issuance of restricted common stock, options and warrants to purchase our common stock by employees, directors and certain service providers. We are not engaged in selling activities and accordingly, general and administrative expenses relate to salaries and benefits for our executive, financial and administrative staff, public company costs related to investor relations, legal, accounting, printing and media costs, capital-raising costs including those associated with travel, legal and accounting costs, and costs for general operations.
          Other Income (Expense) — Interest income was $17,075 for the six months ended June 30, 2008, compared to interest income of $13,906 for the six months ended June 30, 2007, an increase of $3,169. The increase in interest income for the six months ended June 30, 2008 was primarily attributable to our higher average amount of cash equivalents on hand during 2008 compared to 2007.
          Interest expense was $558,390 for the six months ended June 30, 2008, compared to interest expense of $6,157 for the six months ended June 30, 2007, an increase of $552,233. The increase in interest expense is partly due to an increase in the amount of funding obtained through the use of convertible and secured note arrangements. Bridge Notes in the amount of $1.325 million issued on September 14, 2007 were either exchanged for Senior Convertible Notes or converted into shares of our common stock in February 2008. Included in interest expense is approximately $502,000 of non-cash interest related primarily to the amortization of discounts on notes payable, the amortization of deferred financing costs and interest satisfied through the issuance of promissory notes.
          Interest expense of $6,157 for the six months ended June 30, 2007 related to an outstanding note payable on equipment financing secured in 2005. The entire outstanding note payable on equipment financing was paid in full in September 2007.
          Derivative Loss — Due to certain requirements to obtain and maintain an effective registration statement covering the shares of common stock underlying the Imperium Warrants, we originally determined that the Imperium Warrants did not meet the requirements for classification as equity as described in EITF Issue No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock.” As a result, the fair value of the Imperium Warrants was recorded as a derivative liability which resulted in the recognition of a derivative loss upon issuance in the amount of approximately $569,000 in March 2008. As of May 14, 2008, the Company and Imperium executed Amendment

No. 1 to the Registration Rights Agreement and, as a result, the Imperium Warrants were no longer required to be recorded as a derivative liability. The derivative liability was adjusted to fair value at May 14, 2008 with the net increase in the fair value of approximately $17,000 being recorded as an additional derivative loss.
          Loss on Extinguishment of Debt — We determined that the terms of the Senior Convertible Notes are deemed “substantially different,” as described in EITF Issue No. 96-19, “Debtor’s Accounting for a Modification or Exchange of Debt Instruments,” from the terms of the Bridge Notes based on the change in the fair value of the embedded conversion features. As a result, we recorded the Senior Convertible Notes issued in exchange for the Bridge Notes at fair value on the date of issuance and recorded a loss on extinguishment of debt of approximately $586,000. The fair value of the warrants issued to the holders of the Bridge Notes upon conversion into the Senior Convertible Notes, which we estimated to be approximately $626,000, was also included in the loss on extinguishment of debt. The difference between the fair value and the face value of the Senior Convertible Notes is being accreted to interest expense over the term of the notes.
          Net Loss — As a result of the factors described above, we had a net loss of $6,286,334 for the six months ended June 30, 2008 compared to $1,601,195 for the six months ended June 30, 2007.
Comparison of the three months ended June 30, 2008 and 2007
          Licensing Revenue — Licensing revenue for the three months ended June 30, 2008 was zero compared to $12,500 for the three months ended June 30, 2007 through an agreement with HortResearch. In 2005 and 2006, HortResearch paid us $50,000 each year for a one year option to license the use of our ultrasonic skin permeation technology. Accordingly, the payments were recognized as revenue ratably over the service periods. In November 2007, HortResearch did not elect to renew its license option.
          Product Revenue and Cost of Product Revenue — As a result of our decision to not pursue sales and marketing of the SonoPrep System, we had no product revenue in the three months ended June 30, 2008. For the same period in 2007, we had nominal revenues of $2,353 with no cost of product revenue.
          Research and Development Expenses — Research and development expenses increased by $431,211 to $771,699 for the three months ended June 30, 2008 from $340,488 for the three months ended June 30, 2007. Research and development expenses amounted to 39% and 33% of total operating expenses during the three months ended June 30, 2008 and 2007, respectively, and included product development expenses (including outside contract engineering) for our next generation skin permeation technology, product development for our next generation transdermal continuous glucose monitoring (tCGM) system, clinical study expenses (including contract research organizations) associated with our tCGM system in a hospital critical care and ambulatory settings and, research and regulatory expenses related to our specialty pharmaceutical product candidate, Durhalieve™. Product development and clinical expenses included in research and development expenses for the three months ended June 30, 2008 represented approximately 95% and 5%, respectively, of research and development expenses. Product development and clinical expenses included in research and development expenses for the three months ended June 30, 2007 represented approximately 87% and 13%, respectively, of research and development expenses.
          Selling, General and Administrative Expenses — Selling, general and administrative expenses increased by $521,491 to $1,213,966 for the three months ended June 30, 2008 from $692,475 for the three months ended June 30, 2007. This increase was due primarily to an increase in Company personnel and related costs, additional public company costs related to investor relations, legal, accounting, printing and media and expanded capital raising costs. Selling, general and administrative expenses represented 61% and 67% of total operating expenses during the three months ended June 30, 2008 and 2007, respectively, and included an increase in share-based compensation expense of approximately $81,000 to $504,000. Share-based compensation expenses are a non-cash charge relating to the fair value assigned to the issuance of restricted common stock, options and warrants to purchase our common stock by employees, directors and certain service providers. We are not engaged in selling activities and accordingly, general and administrative expenses relate to salaries and benefits for our executive, financial and administrative staff, public company costs related to investor relations, legal, accounting, printing and media costs, capital-raising costs including those associated with travel, legal and accounting costs, and costs for general operations.
          Other Income (Expense) — Interest income was $6,607 for the three months ended June 30, 2008, compared to interest income of $7,580 for the three months ended June 30, 2007, a decrease of $973. The decrease in interest income for the three months ended June 30, 2008 was primarily attributable to our lower average amount of cash equivalents that we had on hand during 2008 compared to 2007.
          Interest expense was $278,157 for the three months ended June 30, 2008, compared to interest expense of $3,699 for the three months ended June 30, 2007, an increase of $274,458. The increase in interest expense is partly due to an increase in the amount of funding obtained through the use of convertible and secured note arrangements. Bridge Notes in the amount of $1.325 million issued on September 14, 2007 were either exchanged for Senior Convertible Notes or converted into shares of our common stock in February 2008. Included in interest expense is approximately $231,000 of non-cash interest related primarily to the amortization of discounts on notes payable and the amortization of deferred financing costs.
          Interest expense of $3,699 for the three months ended June 30, 2007 related to an outstanding note payable on equipment financing secured in 2005. The entire outstanding note payable on equipment financing was paid in full in September 2007.
          Derivative Loss — Due to certain requirements to obtain and maintain an effective registration statement covering the shares of common stock underlying the Imperium Warrants, we determined that the Imperium Warrants did not meet the requirements for classification as equity as described in EITF Issue No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock.” As a result, the fair value of the Imperium Warrants was recorded as a derivative liability which resulted in the recognition of a derivative loss upon issuance in the amount of approximately $569,000 in March 2008. As of May 14, 2008, the Company and Imperium executed Amendment No. 1 to the Registration Rights Agreement and, as a result, the Imperium Warrants were no longer required to be recorded as a derivative liability. The derivative liability was adjusted to fair value at May 14, 2008 with the net increase in the fair value of approximately $48,000 being recorded as an additional derivative loss for the three months ended June 30, 2008.
          Net Loss — As a result of the factors described above, we had a net loss of $2,305,233 for the three months ended June 30, 2008 compared to $1,014,229 for the three months ended June 30, 2007.
Liquidity and Capital Resources
          We have financed our operations since inception primarily through private sales of common and preferred stock, the issuance of convertible promissory notes and secured promissory notes, and cash received in connection with exercises of options and warrants. As of June 30, 2008, we had $1,315,901 of cash and cash equivalents, with no other short term investments.
          Net cash used in operating activities was approximately $2,234,000 for the six months ended June 30, 2008. The use of cash in operating activities was primarily attributable to the net loss of approximately $6,286,000 for the six months ended June 30, 2008, offset by non-cash expenses of: approximately $102,000 for depreciation and amortization, approximately $990,000 for share-based compensation, the fair value of common stock and warrants issued for services of approximately $354,000, a derivative loss of approximately $587,000, a debt extinguishment loss of approximately $1,212,000 and approximately $502,000 of interest expense relating to the amortization of discounts and deferred financing costs. Increases in accounts payable and accrued expenses provided approximately $343,000 of cash and an increase in prepaid expenses used cash of approximately $38,000.
          Net cash used in investing activities was approximately $25,000 for the six months ended June 30, 2008 and related to the cash used to purchase property and equipment.
          Net cash provided by financing activities was approximately $2,382,000 for the six months ended June 30, 2008 and was comprised of gross proceeds from the issuances of Senior Convertible Notes and Secured Notes in the aggregate amount of approximately $2,700,000 and proceeds from the exercise of common stock purchase warrants in the amount of approximately $114,000, less cash paid for deferred financing costs of approximately $432,000.
          At June 30, 2008, we had outstanding warrants to purchase 4,612,201 shares of common stock at exercise prices ranging from $0.21 to $50.00 per share.
          As of August 5, 2008, we had cash and cash equivalents of approximately $830,000.
          Senior Convertible Notes — On February 11, 2008, we completed an approximately $2.3 million private financing with substantially all of the former holders of our Bridge Notes issued in September 2007. The $2,292,459 in aggregate principal amount of unsecured Senior Convertible Notes issued in the financing (the “Senior Convertible Notes”) bear interest annually at a rate of 8.0% per annum and provide the holders with the right to convert principal into shares of our common stock at $1.35 per share. The conversion price is subject to weighted average anti-dilution protection, excluding certain customary exceptions. The Senior Convertible Notes have a three-year term and we may elect to make payments of interest in cash, additional notes, or stock.
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
          One holder of a Bridge Note with a face value of $50,000 converted the principal and accrued interest of such Bridge Note into 52,041 shares of our common stock, using a $1.00 conversion price as provided in the terms of the Bridge Notes. This was the last Bridge Note outstanding, and as such, following its conversion, no Bridge Notes remain outstanding.
          We are using the net proceeds from the Senior Convertible Note offering for product development, working capital and general corporate purposes.
          We paid Burnham Hill Partners, a division of Pali Capital, Inc., $162,000 in connection with the Senior Convertible Note financing and provided its designees/assignees warrants to purchase an aggregate of 175,013 shares of common stock at an exercise price of $1.49 per share.
          2008 Secured Note and Warrant Financing — On March 24, 2008, we entered into a Secured Note financing with Imperium providing for, at our option, the issuance of up to an aggregate $2,000,000 of original issue discount senior secured notes (the “Secured Notes”) in four equal tranches, together with warrants (the “Imperium Warrants”) to purchase up to 634,920 shares of our common stock at an exercise price of $2.00 per share. On March 24, 2008, we drew down the initial $500,000 in gross proceeds and issued the Imperium Warrants upon execution of the agreement. We also issued three additional Secured Notes and drew down $500,000 in gross proceeds on each of April 24, 2008, June 2, 2008 and June 24, 2008, thus completing the $2,000,000 financing.
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
          Our subsidiary, Sontra Medical, Inc., has guaranteed our obligations under the Secured Notes. Additionally, the Secured Notes are secured by all of our assets.
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

          In connection with the issuance of the Secured Notes and Imperium Warrants, on March 24, 2008, we entered into a Registration Rights Agreement (the “Registration Rights Agreement”) pursuant to which we agreed to file a registration statement with the Securities and Exchange Commission covering the resale of the common stock issuable upon exercise of the Imperium Warrants within 60 days after issuance of the securities. On May 14, 2008, the Company and Imperium executed Amendment No.1 to the Registration Rights Agreement that removed the registration requirements for the underlying securities in connection with the financing, but granted the holders of the Imperium Warrants piggy-back registration rights with respect to certain registration statement filings by the Company in the future.
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
          We believe we have the ability to manage our costs aggressively and increase our operating efficiencies while continuing our current level of product development and clinical programs thereby maximizing the time available to complete an equity financing. Delays in obtaining an equity financing could cause us to delay or halt our product development and clinical programs. Although we believe that the required financing can be completed, there can be no guarantee that additional equity capital will be available on terms favorable to us, if at all.
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
          Strategic Product Development Agreement with Cato Research — In connection with the Durham Acquisition, we entered into a Strategic Master Services Agreement with Cato Research (“Cato Master Agreement”) to provide us with contract research and development services and regulatory advice (“CRO Services”). The Cato Master Agreement has an initial one year term, and is automatically renewable for additional one-year terms unless either party provides sixty days’ notice prior to the expiration of any one year term. The Cato Master Agreement provides an initial $80,000 credit, of which $80,000 was used through June 30, 2008, for CRO Services and an ongoing 25% discount on all CRO Services rendered on a time and materials basis during the term of the agreement. In connection with the Cato Master Agreement, we entered into a Strategic Deferred Payment Agreement with Cato Research in September 2007 (the “Cato SDPA”). Pursuant to the Cato SDPA, we are entitled to defer payment to Cato Research for certain critical path CRO Services provided under the Cato Master Agreement for the earlier of six (6) months from the due date of each invoice relating to such CRO Services or the date we receive at least $5,000,000 in equity financing following the date of the agreement. As of June 30, 2008, we have not deferred any payments for CRO Services. The CRO Services covered by the Cato Master Agreement relate to core AzoneTS drug development programs, regulatory matters related to such development programs and other programs as agreed upon by the parties. The Cato SDPA may be extended for three (3) months by agreement of the parties.
          Dermatology Product Candidate Agreement with Cato BioVentures — On April 21, 2008, we entered into a Dermatology Product Candidate Right of First Offer Agreement (the “Right of First Offer Agreement”) with Cato BioVentures pursuant to which Cato BioVentures granted to us a right of first offer to purchase certain dermatology small molecule drug or protein biologic product candidates or transdermal drug delivery technologies which Cato BioVentures owns or licenses, as well as those owned by a third party for which Cato BioVentures has a right to disclose to us (“Available Product Candidates”). Under the terms of the Right of First Offer Agreement, Cato BioVentures must promptly notify us of an Available Product Candidate and discuss such Available Product Candidate exclusively with us for a period of at least 90 days. We must provide notice of our interest in pursuing the Available Product Candidate within such 90 day period or we will be deemed to have declined our rights to the Available Product Candidate. The Right of First Offer Agreement terminates on December 31, 2010 unless the parties mutually agree to extend its term.
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
PART II—OTHER INFORMATION
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
     We issued 50,000 shares of common stock to an investor relations firm on each of June 20, 2008 and June 23, 2008 pursuant to a services agreement dated May 23, 2008, in consideration for investor relations services. The issuance of the shares was made in a transaction not involving any public offering pursuant to an exemption from registration under Section 4(2) of the Securities Act.
     On April 1, 2008, in accordance with the Senior Convertible Note Agreement dated February 11, 2008, we satisfied the interest payment for the period ended March 31, 2008 to one Note Holder through the issuance of an additional convertible promissory note in the amount of approximately $17,000. The issuance of the note was made in a transaction not involving any public offering pursuant to an exemption from registration under Section 4(2) of the Securities Act.
Item 4. Submission of Matters to a Vote of Security Holders.
     At our 2008 Annual Meeting of Shareholders (the “Annual Meeting”) on May 20, 2008, the following matters were acted upon by our shareholders:
1. The election of five directors to the Company’s Board of Directors;
2. The approval of the Company’s reincorporation in the State of Delaware and other related changes in the rights of shareholders;
3. The approval of the Echo Therapeutics, Inc. 2008 Equity Incentive Plan; and
4. The ratification of the appointment of Wolf & Company, P.C. as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2008.

     The number of shares of common stock issued, outstanding and eligible to vote as of the record date of March 31, 2008 was 18,510,581. The results of the voting on each of the matters presented to shareholders at the Annual Meeting are set forth below:

	VOTES	VOTES	VOTES		BROKER
	FOR	WITHHELD	AGAINST	ABSTENTIONS	NON-VOTES
Election of directors
Vincent D. Enright	13,056,813	0	0	0	0
Robert S. Langer, Sc.D.	13,072,053	0	0	0	0
Patrick T. Mooney, M.D.	13,072,053	0	0	0	0
Shawn K. Singh, J.D.	13,056,863	0	0	0	0
Walter W. Witoshkin	13,071,843	0	0	0	0
Reincorporation in Delaware	11,393,143	0	9,055	237,930	0
2008 Equity Incentive Plan	11,220,865	0	166,978	252,285	0
Ratify Wolf & Company	13,063,989	0	24,142	242,876	0
Item 6. Exhibits.
     The Exhibits listed in the Exhibit Index immediately preceding such Exhibits are filed with or incorporated by reference in this report.

SIGNATURES
     In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ECHO THERAPEUTICS, INC.
Date: August 14, 2008	By:	/s/ Patrick T. Mooney, M.D.
Patrick T. Mooney, M.D.
Chief Executive Officer and Chairman of the Board

	By:	/s/ Harry G. Mitchell, CPA
Harry G. Mitchell, CPA
Chief Operating Officer, Chief Financial Officer and Treasurer

EXHIBIT INDEX

Exhibit No.	Item.

2.1	Agreement and Plan of Merger, dated June 9, 2008, between Echo Therapeutics, Inc., a Minnesota corporation, and Echo Therapeutics, Inc., a Delaware corporation, is incorporated herein by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K dated June 9, 2008.

2.2	Certificate of Ownership and Merger merging Echo Therapeutics, Inc., a Minnesota corporation, with and into Echo Therapeutics, Inc., a Delaware corporation, is incorporated herein by reference to Exhibit 2.2 of the Company’s Current Report on Form 8-K dated June 9, 2008.

2.3	Articles of Merger merging Echo Therapeutics, Inc., a Minnesota corporation, with and into Echo Therapeutics, Inc., a Delaware corporation, is incorporated herein by reference to Exhibit 2.3 of the Company’s Current Report on Form 8-K dated June 9, 2008.

3.1	Certificate of Incorporation of the Company is incorporated herein by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K dated June 9, 2008.

3.2	Bylaws of the Company is incorporated herein by reference to Exhibit 3.2 of the Company’s Current Report on Form 8-K dated June 9, 2008.

10.1	Dermatology Product Candidate Right of First Offer Agreement is incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K dated April 25, 2008.

10.2	Amendment No. 1 to Registration Rights Agreement between the Company and Imperium Master Fund, Ltd. is incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated May 15, 2008.

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Operating Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Operating Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.