Form 10-Q
period 2008-09-30
Echo Therapeutics, Inc.
filed 2008-11-14
CIK 1031927

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2008.
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                                          to                                         .
Commission File Number: 000-23017

ECHO THERAPEUTICS, INC.
(Exact name of registrant as specified in its charter)

Delaware	41-1649949
(State or other jurisdiction of	(I.R.S. Employer Identification Number)
incorporation or organization)

10 Forge Parkway, Franklin, MA	02038
(Address of principal executive offices)	(Zip code)
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     As of November 10, 2008, 18,801,933 shares of the registrant’s Common Stock. $0.01 par value, were issued and outstanding.

FORM 10-Q INDEX

PART I—FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements.
Echo Therapeutics, Inc.
(Formerly Sontra Medical Corporation)
Consolidated Balance Sheets

	As of,
	September 30,	December 31,
	2008	2007
	(Unaudited)	(Audited)
ASSETS
Current Assets:
Cash and cash equivalents	$399,680	$1,193,163
Prepaid expenses and other current assets	60,900	25,263

Total current assets	460,580	1,218,426

Property and Equipment, at cost:
Computer equipment	242,495	233,946
Office and laboratory equipment	609,029	588,498
Furniture and fixtures	14,288	14,288
Manufacturing equipment	129,320	197,888
Leasehold improvements	177,768	177,768

	1,172,900	1,212,388
Less-Accumulated depreciation and amortization	(1,090,542)	(1,100,507)

Net property and equipment	82,358	111,881

Other Assets:
Restricted cash	10,250	10,250
Intangible assets, net of accumulated amortization	9,856,737	9,945,486
Deferred financing costs, net of amortization	117,244	—
Deposits and other assets	2,000	2,000

Total other assets	9,986,231	9,957,736

Total assets	$10,529,169	$11,288,043

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$685,211	$382,308
Current portion of notes payable, net of discounts	1,918,443	386,458
Accrued expenses	703,453	451,136

Total current liabilities	3,307,107	1,219,902

Notes Payable, net of current portion and discounts	283,832	—

Commitments

Stockholders’ Equity:
Series A Convertible Preferred Stock, $0.01 par value, authorized 2,636,363 and 7,000,000 shares, issued and outstanding 1,539,161 shares and none at September 30, 2008 and December 31, 2007, respectively	15,392	—

Common stock, $0.01 par value, authorized 60,000,000 shares, issued and outstanding 18,801,933 shares and 17,870,804 shares at September 30, 2008 and December 31, 2007, respectively	188,021	178,710
Additional paid-in capital	63,609,929	57,575,593
Accumulated deficit	(56,875,112)	(47,686,162)

Total stockholders’ equity	6,938,230	10,068,141

Total liabilities and stockholders’ equity	$10,529,169	$11,288,043

The accompanying notes are an integral part of these consolidated financial statements.

Echo Therapeutics, Inc.
(Formerly Sontra Medical Corporation)
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Revenue:
Product revenue	$—	$—	$—	$12,120
Licensing revenue	—	12,500	—	37,500

Total revenue	—	12,500	—	49,620

Operating Expenses:
Cost of product revenue	—	—	—	1,556
Research and development	883,916	323,078	2,425,822	923,172
Purchased research and development	—	6,556,048	—	6,556,048
Selling, general and administrative	875,138	1,767,587	3,279,522	2,812,002

Total operating expenses	1,759,054	8,646,713	5,705,344	10,292,778

Loss from operations	(1,759,054)	(8,634,213)	(5,705,344)	(10,243,158)

Other Income (Expense):
Interest income	4,671	21,657	21,746	35,563
Interest expense	(303,473)	(64,131)	(861,863)	(70,289)
Loss on extinguishment of debt	(844,760)	—	(2,056,773)	—
Derivatives loss	—	—	(586,716)	—

Other income (expense), net	(1,143,562)	(42,474)	(3,483,606)	(34,726)

Net loss	(2,902,616)	(8,676,687)	(9,188,950)	(10,277,884)

Accretion of dividend on Series A Convertible Preferred Stock	—	—	—	(483)

Net loss applicable to common shareholders	$(2,902,616)	$(8,676,687)	$(9,188,950)	$(10,278,367)

Net loss per common share, basic and diluted	$(0.15)	$(0.70)	$(0.50)	$(1.05)

Basic and diluted weighted average common shares outstanding	18,771,460	12,438,201	18,544,093	9,771,183

The accompanying notes are an integral part of these consolidated financial statements.

Echo Therapeutics, Inc.
(Formerly Sontra Medical Corporation)
Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
	2008	2007
Cash Flows From Operating Activities:
Net loss	$(9,188,950)	$(10,277,884)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	147,352	88,390
Share-based compensation	1,429,688	1,677,374
Purchased research and development	—	6,556,048
Fair value of common stock and warrants issued for services	418,610	—
Derivative loss	586,716	—
Loss on extinguishment of debt	2,056,773	—
Non-cash interest expense	845,225	55,208
Changes in assets and liabilities:
Inventory	—	1,556
Prepaid expenses and other current assets	(35,637)	(61,490)
Accounts payable	302,903	282,065
Deferred revenue	—	(37,500)
Accrued expenses	291,147	56,128

Net cash used in operating activities	(3,146,173)	(1,660,105)

Cash Flows from Investing Activities:
Cash paid for acquisition of Durham	—	(60,000)
Purchase of property and equipment	(29,080)	(2,578)
Decrease (Increase) in restricted cash	—	9,699

Net cash used in investing activities	(29,080)	(52,879)

Cash Flows From Financing Activities
Repurchase of Series A preferred stock	—	(73,334)
Proceeds from the sale of common stock, net of expenses	—	2,233,326
Proceeds from Senior Convertible Notes and Warrants	700,000	—
Proceeds from Senior Promissory Notes	—	1,325,000
Proceeds from Secured Notes and Warrants	2,000,000	—
Deferred financing costs	(432,309)	—
Payments on equipment note payable	—	(144,316)
Proceeds from exercise of stock options	—	1,350
Proceeds from the exercise of warrants	114,079	30,187

Net cash provided by financing activities	2,381,770	3,372,213

Net (Decrease) Increase in Cash and Cash Equivalents	(793,483)	1,659,229
Cash and Cash Equivalents, beginning of period	1,193,163	559,017

Cash and Cash Equivalents, end of period	$399,680	$2,218,246

The accompanying notes are an integral part of these consolidated financial statements.

Echo Therapeutics, Inc.
(Formerly Sontra Medical Corporation)
Consolidated Statements of Cash Flows — Concluded
(Unaudited)

	Nine Months Ended September 30,
	2008	2007
Supplemental Disclosure of Cash Flow Information and Non Cash Financing Transactions:
Cash paid for interest	$9,459	$—

Common stock issued for conversion of Senior Convertible Notes and accrued interest	$52,041	$—

Fair value of common stock issued for equity financing costs	$—	$241,539

Fair value of common stock issued for Durham acquisition	$—	$15,562,500

Beneficial conversion feature on Senior Convertible Notes	$121,320	$1,325,000

Fair value of warrants issued for costs of Durham acquisition	$—	$989,215

Fair value of warrants issued in connection with Senior Convertible Notes included in extinguishment loss	$626,480	$—

Adjustment to fair value of Bridge Notes exchanged for Senior Convertible notes included in extinguishment loss	$585,533	$—

Intrinsic value of the conversion feature of the Bridge Notes when converted to Senior Convertible Notes recorded as a reduction of additional paid-in capital	$212,328	$—

Relative fair value of warrants issued with Secured Notes	$219,838	$—

Reclassification of derivative liability to additional paid in capital	$919,593	$—

Fair value of warrants issued in connection with exchange of Senior Convertible Notes for preferred stock included in extinguishment loss	$106,182	$—

Senior Convertible Notes issued for accrued interest	$103,902	$—

Accretion of dividend on preferred stock	$—	$483

Fair value of common stock issued for deferred financing costs	$185,668	$—

Conversion of Senior Convertible Notes to preferred stock	$2,077,886	$—

The accompanying notes are an integral part of these consolidated financial statements.

Echo Therapeutics, Inc.
(Formerly Sontra Medical Corporation)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Period Ended September 30, 2008 (Unaudited)
(1) ORGANIZATION, BASIS OF PRESENTATION AND GOING CONCERN
Organization and Basis of Presentation
     Echo Therapeutics, Inc. is a transdermal medical device and specialty pharmaceutical company developing a non-invasive (needle-free), wireless, transdermal continuous glucose monitoring (tCGM) system for people with diabetes and for use in hospital critical care units, as well as a wide range of topical reformulations of pharmaceutical products previously approved by the United States Food and Drug Administration (FDA).
     Echo Therapeutics, Inc. was formed through the merger of a wholly-owned subsidiary of Sontra Medical Corporation and Durham Pharmaceuticals Ltd. (doing business as Echo Therapeutics, Inc. (“Durham”)) in September 2007 (the “Merger”). Previously, Durham was a majority-owned subsidiary of Cato BioVentures. Effective October 8, 2007, Sontra Medical Corporation, a Minnesota corporation, changed its name to Echo Therapeutics, Inc. (“Echo-MN”).
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
     Each share of common stock, par value $0.01 per share, of Echo-MN that was issued and outstanding immediately prior to the Merger was converted into one issued and outstanding share of common stock, par value $0.01 per share, of the Company (“Common Stock”), so that the holders of all of the issued and outstanding shares of common stock of Echo-MN immediately prior to the Merger became the holders of Common Stock of the Company when the Merger became effective.
     The accompanying unaudited consolidated financial statements have been prepared in conformity with generally accepted accounting principles in the United States (“GAAP”) consistent with those applied in, and should be read in conjunction with, the Company’s audited financial statements and related footnotes for the year ended December 31, 2007 included in the Company’s Annual Report on Form 10-KSB as filed with the United States Securities and Exchange Commission (“SEC”) on March 31, 2008. The unaudited consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the Company’s financial position as of September 30, 2008 and its results of operations and cash flows for the interim periods presented and are not necessarily indicative of results for subsequent interim periods or for the full year. The interim financial statements do not include all of the information and footnotes required by GAAP for complete financial statements and allowed by the relevant SEC rules and regulations; however, the Company believes that its disclosures are adequate to ensure that the information presented is not misleading.
     The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Sontra Medical Inc., a Delaware corporation. All significant inter-company balances and transactions have been eliminated in the consolidated financial statements.
     The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As of September 30, 2008, the Company had cash of approximately $400,000 and an accumulated deficit of approximately $56,875,000. Although the Company has been able to issue securities through senior promissory notes, secured promissory notes and a series of private placements to raise capital in order to fund its operations, it is not known whether the Company will be able to continue this practice, or be able to obtain other types of financing to meet its cash operating expenses. This, in turn, raises substantial doubt about the Company’s ability to continue as a going concern. Management is currently pursuing additional private equity financing, and such financing is expected to be completed during 2008; however, no assurances can be given as to the success of these plans. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

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
Intangible Assets and Other Long-Lived Assets
     The Company records intangible assets at the acquisition date fair value. As a policy, the Company amortizes its intangible assets using the straight-line method over their estimated useful lives, as follows: patents and licenses, two (2) to twenty (20) years; definite-lived core and developed technology, five (5) to twenty-five (25) years; and other intangible assets over various periods. In connection with the acquisition of Durham Pharmaceuticals Ltd., intangible assets related to contractual arrangements and technology are amortized over estimated useful lives of three (3) and nine (9) years, respectively, on a straight-line basis.
     In accordance with Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 144, Accounting for the Impairment and Disposal of Long-Lived Assets, the Company reviews intangible assets subject to amortization quarterly to determine if any adverse conditions exist or a change in circumstances has occurred that would indicate impairment or a change in the remaining useful life of any intangible asset. Conditions that would indicate impairment and trigger an impairment assessment include, but are not limited to, a significant adverse change in legal factors or business climate that could affect the value of an asset, or an adverse action or assessment by a regulator. If the carrying value of an asset exceeds its undiscounted cash flows, the Company writes down the carrying value of the intangible asset to its fair value in the period identified.
     The Company generally calculates fair value as the present value of estimated future cash flows it expects to generate from the asset using a risk-adjusted discount rate. If the estimate of an intangible asset’s remaining useful life is changed, the Company amortizes the remaining carrying value of the intangible asset prospectively over the revised remaining useful life.
     For other long-lived assets, the Company evaluates quarterly whether events or circumstances have occurred that indicate that the carrying value of these assets may be impaired. No impairment losses were recorded for the nine months ended September 30, 2008.
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
Derivative Instruments
     The Company generally does not use derivative instruments to hedge exposures to cash-flow or market risks; however, certain warrants to purchase common stock that are indexed to the Company’s common stock are classified as liabilities when the Company is not permitted to settle the instruments in unregistered shares. In such instances, in accordance with EITF Issue No. 00-19, net-cash settlement is assumed for financial reporting purposes, even when the terms of the underlying contracts do not provide for a net-cash settlement. Such financial instruments are initially recorded at relative fair value with subsequent changes in fair value charged (credited) to operations in each reporting period. If the Company subsequently obtains the ability to settle the instruments in unregistered shares, the instruments are reclassified to equity at their fair value.
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
Recent Accounting Pronouncements
     In December 2007, the FASB issued Statement No. 141 (revised) (No. 141R), “Business Combinations.” This Statement replaces FASB Statement No. 141, and applies to all business entities that previously used the pooling-of-interests method of accounting for some business combinations. Under Statement No. 141R, an acquirer is required to recognize, at fair value, the assets acquired, liabilities assumed, and any non-controlling interest in the entity acquired at the acquisition date. Further, it requires that acquisition costs and expected restructuring costs be recognized separately from the acquisition, and that the acquirer, in a business combination executed in stages, recognizes the identifiable assets and liabilities as well as the non-controlling interest in the entity acquired, at the full amounts of their fair values. SFAS No. 141R also requires an acquirer to recognize the assets acquired and liabilities assumed arising from contractual contingencies as of the acquisition date. Also under this statement, an acquirer is required to recognize contingent consideration as of the acquisition date and eliminates the concept of negative goodwill and requires gain recognition in instances in which the fair value of the identifiable net assets exceeds the fair value of the consideration plus any non-controlling interest in the entity acquired as of the acquisition date. SFAS No. 141R makes significant amendments to other Statements and other authoritative guidance, and applies prospectively to business combinations on or after the acquiring entity’s first fiscal year that begins after December 15, 2008, which is fiscal year 2009 for the Company. It may not be applied prior to that date.
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
(3) ACQUISITION OF DURHAM PHARMACEUTICALS LTD.
     The Company completed the acquisition of Durham (the “Durham Acquisition”) on September 14, 2007. Durham was a development-stage company focused on a broad portfolio of advanced topical reformulations of widely-used, FDA-approved pharmaceutical products using AzoneTS™, its proprietary transdermal drug delivery technology platform. Durham’s lead AzoneTS-reformulated pharmaceutical product candidate is Durhalieve™, an advanced reformulation of triamcinolone acetonide for the treatment of corticosteroid responsive dermatoses. Durhalieve is covered by a pending New Drug Application on file with the FDA.

(4) INTANGIBLE ASSETS
     As of September 30, 2008, intangible assets related to the Durham Acquisition are as follows:

	Estimated		Accumulated
	Life	Cost	Amortization	Net

Contract related intangible asset:
Cato Research discounted contract	3 years	$355,000	$123,263	$231,737

Technology related intangible assets:
Patent for the AzoneTS-based product candidates and formulation	9 years	1,305,000	—	1,305,000

Drug Master Files containing formulation, clinical and safety documentation used by the FDA	9 years	1,500,000	—	1,500,000

Two (2) in-process Durhalieve-related pharmaceutical products	9 years	6,820,000	—	6,820,000

Total technology related intangible assets		9,625,000	—	9,625,000

Total		$9,980,000	$123,263	$9,856,737

     Amortization expense was approximately $30,000 and $89,000 for the three months and nine months ended September 30, 2008. There was no amortization expense for the three months and nine months ended September 30, 2007. Amortization expense is included in research and development in the Statement of Operations.
(5) NOTES PAYABLE
     Notes payable at September 30, 2008 and December 31, 2007 consisted of the following:

	September 30,	December 31,
	2008	2007
Senior Secured Notes	$2,209,426	$—
Unamortized discounts	(290,983)	—

	1,918,443	—

Senior Convertible Notes	318,475	—
Unamortized discount	(34,643)	—

	283,832	—

Senior Promissory Bridge Notes	—	1,325,000
Unamortized discount	—	(938,542)

	—	386,458

Total notes payable	2,202,275	386,458
Less current portion of notes payable	1,918,443	386,458

Notes payable, net of current portion	$283,832	$—

     2008 Senior Secured Note and Warrant Financing
     On March 24, 2008, the Company entered into a secured note financing agreement with Imperium, providing for, at the Company’s option, the issuance of up to an aggregate $2,000,000 of original issue discount senior secured notes (the “Secured Notes”) in up to four equal tranches, together with warrants (the “Imperium Warrants”) to purchase up to 653,728 shares of common stock at an exercise price of $1.94 per share as of September 30, 2008. On March 24, 2008, the Company drew down the initial $500,000 in gross proceeds and issued the Imperium Warrants upon execution of the agreement. The Company also issued additional Secured Notes and drew down $500,000 in gross proceeds on each of April 24, 2008, June 2, 2008 and June 24, 2008, completing the financing for $2,000,000.
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
     Each Secured Note is due twelve months after the date of its issuance; provided, however, that if the Company completes a Qualified Issuance by October 31, 2008, the Company has a right to extend the maturity date of each Secured Note to 24 months after the date of its issuance. As of October 31, 2008, the Company had not closed on a Qualified Issuance. The Company has the right to repay the principal amount of the Secured Notes in cash, in whole, but not in part, prior to maturity at a premium of 1.02 times the unpaid principal plus any other amount due under the Secured Notes.
     Events of default under the Secured Notes include: (1) failure to make a payment when due or payable; (2) a breach of or notice of intent to breach any material term, covenant or condition in the Secured Note or any of the transaction documents and such breach is not cured within five business days after notice; (3) any false, incorrect or breach in any material respect of any material representation or warranty made by the Company in the transaction documents; (4) the default of more than $25,000 of any of the Company’s other indebtedness that causes such debt to become due and payable; or (5) a bankruptcy (whether voluntary or involuntary) or general assignment for the benefit of the Company’s creditors. All amounts outstanding under the Secured Notes, plus an amount equal to the product of 1.10 and all amounts outstanding under the Secured Notes, become due and payable upon the occurrence of an event of default or upon a change in control (as defined in the Secured Notes).
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
     The Imperium Warrants have a term of five years and are immediately exercisable at an exercise price of $1.94 per share as of September 30, 2008. The Imperium Warrants provide for weighted average anti-dilution protection upon future issuances or deemed issuances (subject to customary exceptions) below the exercise price. The Imperium Warrants also allow for cashless exercise unless the shares underlying the warrants are registered for resale on a registration statement filed under the Securities Act of 1933, as amended (the “Securities Act”).
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
     Due to certain requirements to obtain and maintain an effective registration statement covering the shares underlying the Imperium Warrants, the Company originally determined that the Imperium Warrants did not meet the requirements for classification as equity as described in EITF Issue No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock” as of March 31, 2008. As a result, the fair value of the Imperium Warrants was recorded as a derivative liability which resulted in the recognition of a derivative loss upon issuance in the amount of approximately $569,000. As a result of the execution of Amendment No. 1 to the Registration Rights Agreement, the Company determined that the Imperium Warrants met the requirements for classification as equity as described in EITF Issue No. 00-19 as of May 14, 2008. The derivative liability was adjusted to fair value as of May 14, 2008, resulting in an additional derivative loss of approximately $17,000. The remaining derivative liability of $919,593 was reclassified to additional paid-in capital. No derivative loss was recognized during the three months ended September 30, 2008. The derivative loss for the nine months ended September 30, 2008 amounted to approximately $587,000.

     Interest expense related to the Secured Notes in the three months and nine months ended September 30, 2008, including amortization of discounts and deferred financing costs, was approximately $168,000 and $322,000, respectively.
2007 and 2008 Senior Promissory Bridge Notes and Senior Convertible Notes
     On September 14, 2007, the Company completed a private placement of unsecured Senior Promissory Bridge Notes (the “Bridge Notes”) in the aggregate principal amount of $1,325,000 to Montaur Capital through Platinum Long Term Growth VII, LLC and to other strategic institutional and individual accredited investors. The Bridge Notes were scheduled to be due September 15, 2008 and accrued interest at a rate of 10% per annum, with interest payable upon maturity. If the Company had completed a subsequent equity or equity-linked financing or a combination of equity financings resulting in gross proceeds to the Company totaling at least $2,500,000 on or before December 15, 2007, inclusive of the Bridge Notes (a “Qualified Financing”), then the Bridge Notes would have converted automatically into the equity securities issued in the Qualified Financing. The terms of the Bridge Notes reflected a 20% premium in the event of an exchange such that upon an automatic exchange of the Bridge Notes in any Qualified Financing, the holders of the Bridge Notes would be deemed to have tendered an amount equal to 120% of the outstanding principal and interest of the Bridge Notes in exchange for the equity securities issued to such holders in the Qualified Financing. A Qualified Financing was not completed by December 31, 2007. Accordingly, the holders of the Bridge Notes had one demand registration right and the Bridge Notes became (1) convertible into shares of common stock at a ratio determined by dividing the outstanding principal and interest of each Bridge Note by a price per share equal to the price per share of the Company’s most recent equity or equity-linked financing or (2) exchangeable at a 20% premium for securities issued in any other subsequent equity or equity-linked financing.
     On February 11, 2008, the Company completed an approximately $2.3 million private financing with substantially all of the holders of the Bridge Notes. The $2,292,459 in aggregate principal amount of unsecured Senior Convertible Notes issued in the financing (the “Senior Convertible Notes”) bear interest annually at a rate of 8% per annum and provide the holders with the right to convert principal into shares of the Company’s common stock at $1.35 per share. The conversion price is subject to weighted average anti-dilution protection, excluding certain customary exceptions. The Senior Convertible Notes have a three-year term and the Company may elect to make payments of interest in cash, additional notes, or stock.
     Additionally, the investors received warrants to purchase 849,059 shares of common stock at an exercise price of $1.00 per share as of September 30, 2008 for a term of five years. The warrants provide for full anti-dilution price protection to the holders and allow for cashless exercise.
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
     One holder of a Bridge Note with a face value of $50,000 converted the principal and accrued interest of such Bridge Note into 52,041 shares of the Company’s common stock, using a $1.00 conversion price as provided in the terms of the Bridge Notes. This was the last Bridge Note outstanding and, following its conversion, no Bridge Notes remain outstanding.
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
     Interest expense related to the Bridge Notes for the three months and nine months ended September 30, 2008, including amortization of discounts and deferred financing costs, was approximately $0 and $197,000, respectively. Interest expense related to the Senior Convertible Notes for the three months and nine months ended September 30, 2008, including amortization of discounts and deferred financing costs, was approximately $135,000 and $341,000, respectively. During the three months and nine months ended September 30, 2008, interest expense was satisfied by the issuance of additional Senior Convertible Notes in the amount of approximately $87,000 and $104,000, respectively.
2008 Exchange Agreement
     On September 30, 2008, the Company entered into an Exchange Agreement (the “Exchange Agreement”) with substantially all of the holders of the Senior Convertible Notes (collectively, the “Investors”). The Investors are the holders of an aggregate of $1,980,212 in principal amount of the Senior Convertible Notes and an aggregate of $97,674 in principal amount of additional notes issued as interest on the Senior Convertible Notes (collectively, the “Notes”), for a total aggregate of $2,077,886 in principal amount of Notes constituting all of the issued and Senior Convertible Notes, except for the aggregate $318,475 in principal amount of notes held by Gemini Master Fund Ltd. (“Gemini”), who was not a party to the Exchange Agreement. Accrued interest of $6,422 payable to Gemini for the three months ended September 30, 2008 was paid by an additional Senior Convertible Note on October 1, 2008. The Senior Convertible Notes held by Gemini remain outstanding with original terms.
     Pursuant to the terms of the Exchange Agreement, the Company issued and delivered to the Investors, in exchange for the cancellation of the Notes, 1,539,161 shares of a newly authorized Series A Convertible Preferred Stock (see Note 7) and five-year warrants to purchase 153,912 shares of common stock at an exercise price of $1.00 per share, subject to adjustment for stock splits, combinations or similar events.
     As the Senior Convertible Notes did not contain the right to convert into Series A Convertible Preferred Stock, the Company accounted for the exchange as an extinguishment of the Senior Convertible Notes. As a result, the difference between the fair value of the Series A Convertible Preferred Stock issued over the carrying value of the Senior Convertible Notes exchanged of $738,578 was recorded as an extinguishment loss in the three months ended September 30, 2008. The fair value of the warrants issued of $106,182 was also recorded as an extinguishment loss in the three months ended September 30, 2008.
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
     The only asset or liability measured at fair value on a recurring basis is the Company’s derivative liability and is included in Level 3 in the fair value hierarchy. As a result of the execution of Amendment No. 1 to the Registration Rights Agreement as described in Note 5, the remaining liability balance was classified as additional paid-in capital as of May 14, 2008 and the derivative liability was eliminated at that time. The fair value of the derivative liability at September 30, 2008 was zero.

     The table below presents the changes in Level 3 derivative liability measured at fair value on a recurring basis.

	Nine Months
	ended
	September 30,
	2008
Balance as of January 1, 2008	$—

Total unrealized gain included in net loss	17,349	(1)
Purchases, sales, issuances and settlements	902,244
Reclassification to equity	(919,593)

Balance as of September 30, 2008	$—

Change in unrealized gains/(losses) relating to instruments at the reporting date	$—

(1)	Included in derivative loss on the statement of operations for the nine months ended September 30, 2008.
Also, the Company may be required, from time to time, to measure certain other financial assets at fair value on a nonrecurring basis. These adjustments to fair value usually result from application of lower-of-cost-or-market accounting or write-downs of individual assets. In the nine months ended September 30, 2008, there were no such adjustments.
(7) SERIES A CONVERTIBLE PREFERRED STOCK
     Effective upon the Company’s reincorporation in Delaware on June 9, 2008, the Company is authorized in its Certificate of Incorporation to issue up to 10,000,000 shares of preferred stock with the rights, preferences and privileges to be fixed by the Board of Directors. On September 29, 2008, the Board of Directors authorized the creation and issuance of a new class of Series A Convertible Preferred Stock. The Board of Directors authorized the issuance of up to 2,636,363 shares of Series A Convertible Preferred Stock (“Series A Stock”) with the rights, preferences and privileges described below.
     Pursuant to the terms of the Certificate of Designation, Preference and Rights of Series A Convertible Preferred Stock (the “Certificate of Designation”), each share of Series A Stock is initially convertible into one share of common stock, subject to adjustment for stock splits, combinations or similar events and subject to customary anti-dilution provisions. The Series A Stock will pay a quarterly dividend, at an annual rate of 8%, which is payable in cash or in kind at the option of the Company. Each holder of Series A Stock may convert its Series A Stock at any time following issuance of the Series A Stock. The Series A Stock has no voting power, except as otherwise required under Delaware General Corporate Law.
     In the event that the Company liquidates, dissolves, or winds up its affairs (each, a “Liquidation Event”), the holders of Series A Stock will be entitled to receive (subject to the rights of any securities designated as senior to the Series A Stock) a liquidation preference equal to the greater of (i) $1.35 per share or (ii) the amount that would be distributed in such Liquidation Event on the number of shares of common stock issuable upon conversion of the Series A Stock. The Company cannot create or issue any security senior to the Series A Stock without the approval of the holders of the majority of the outstanding Series A Stock.
     In conjunction with the dividend on the preferred stock, the Company accreted dividends of $483 for the nine months ended September 30, 2007. For the nine months ended September 30, 2007, the Company paid annual dividends of $483 in the form of 10,487 shares of common stock. No dividends were accreted or paid on the preferred stock for the nine months ended September 30, 2008.
(8) COMMON STOCK
     The Company has authorized 60,000,000 shares of common stock, $0.01 par value per share, of which 18,801,933 and 17,870,804 shares were issued and outstanding as of September 30, 2008 and December 31, 2007, respectively.

Exercise of Warrants
     In December 2007, the Company requested from the holders of the warrants issued in January 2007 the right to redeem the outstanding warrants to purchase 1,506,250 shares of the Company’s common stock, $.01 par value, at $0.21 per share, for $0.001 per share. Through September 30, 2008, no such warrants had been redeemed and warrants to purchase 545,000 shares of common stock were exercised voluntarily, providing gross proceeds of approximately $114,079. In addition, the Company issued 160,873 shares of common stock in connection with a cashless exercise of warrants issued in January 2007 to purchase 181,250 shares of common stock.
Exercise of Stock Options
     In the three months ended September 30, 2008, the Company issued 9,465 shares of common stock in connection with a cashless exercise of stock options to purchase 66,666 shares of common stock.
Restricted Common Stock issued for Services
     On March 25, 2008, the Company issued 25,000 shares of fully-vested, unregistered shares of the Company common stock to consultants for investor relations services. On May 23, 2008, the Company’s Board of Directors approved the issuance of 150,000 fully-vested, unregistered shares of the Company’s common stock to consultants for investor relations services. An amount of 50,000 shares was earned by the consultant and issued by the Company on May 23, June 23 and August 23, 2008 (see Note 9).
(9) STOCK OPTION PLANS
     In 1997, the Company adopted its 1997 Long-Term Incentive and Stock Option Plan (the “1997 Plan”). Pursuant to the 1997 Plan, the Company’s Board of Directors (or committees and/or executive officers delegated by the Board of Directors) may grant incentive and nonqualified stock options to the Company’s employees, officers, directors, consultants and advisors. The Company has reserved an aggregate of 150,000 shares of its common stock for issuance upon exercise of options granted under the 1997 Plan. As of September 30, 2008, there were options to purchase an aggregate of 25,000 shares of common stock outstanding under the 1997 Plan and 116,546 shares available for future option grants under the 1997 Plan.
     In connection with the Company’s strategic merger with ChoiceTel in 2002, the Company assumed all outstanding options under the 1999 Sontra Medical, Inc. Stock Option and Incentive Plan (the “1999 Plan”). The Company may not grant any additional options under the 1999 Plan. The Company assumed options to purchase an aggregate of 86,567 shares of common stock under the 1999 Plan. As of September 30, 2008, there were options to purchase an aggregate of 5,780 shares of common stock outstanding under the 1999 Plan and none available for future grants.
     In March 2003, the Company’s shareholders approved its 2003 Stock Option and Incentive Plan (the “2003 Plan”). Pursuant to the 2003 Plan, the Company’s Board of Directors (or committees and/or executive officers delegated by the Board of Directors) may grant incentive and nonqualified stock options, restricted stock and other stock-based awards to the Company’s employees, officers, directors, consultants and advisors. On May 22, 2007, the shareholders of the Company increased the number of shares authorized for issuance under the 2003 Plan by 1,000,000 shares. As of September 30, 2008, the maximum aggregate number of shares that may be authorized for issuance under the 2003 Plan for all periods is 1,600,000. As of September 30, 2008, there were restricted shares of common stock and options to purchase an aggregate of 1,013,750 shares of common stock outstanding under the 2003 Plan and 573,250 shares available for future grants under the 2003 Plan.
     On May 20, 2008, the Company’s shareholders approved the Echo Therapeutics, Inc. 2008 Equity Compensation Plan (the “2008 Plan”) at the Company’s Annual Meeting of Shareholders. The 2008 Plan provides for grants of incentive stock options to employees and nonqualified stock options and restricted stock to employees, consultants and non-employee directors of the Company. As of September 30, 2008, the number of shares authorized for issuance under the 2008 Plan was 1,700,000 shares and no grants had been made under the 2008 Plan.
Share-Based Compensation
     For options and restricted stock issued and outstanding during the nine months ended September 30, 2008 and 2007, the Company recorded additional paid-in capital and non-cash compensation expense of approximately $1,430,000 and $1,677,000, respectively, each net of estimated forfeitures.

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
     The assumptions used principally for options granted to employees and members of the Company’s Board of Directors in the nine months ended September 30, 2008 and 2007 were as follows:

	2008	2007
Risk-free interest rate	3.85%	4.72%
Expected dividend yield	—	—
Expected term (employee / director grants)	6.75 years	6.75 years
Forfeiture rate (excluding fully vested options)	33%	38%
Expected volatility	152% - 157%	118% - 163%
     A summary of option activity under the Company’s stock plans and options granted to officers of the Company outside any plan as of September 30, 2008 and changes during the nine months then ended is presented below:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
Options	Shares	Price	Term	Value
Outstanding at January 1, 2008	4,066,271	$1.99
Granted	265,000	1.52
Exercised	(66,666)	(1.39)
Forfeited or expired	(320,075)	3.27

Outstanding at September 30, 2008	3,944,530	$1.87	9.01 years	$114,750

Exercisable at September 30, 2008	2,091,609	$2.05	8.85 years	$96,323

     The weighted-average grant-date fair value of options granted during the nine months ended September 30, 2008 was $1.52 per share. Share-based compensation expense recognized in the nine months ended September 30, 2008 was approximately $186,000 for options granted in the nine months ended September 30, 2008. Total share-based compensation expense recognized in the nine months ended September 30, 2008 was approximately $1,430,000.
Restricted Stock Grants
     As of September 30, 2008, the Company had outstanding restricted stock grants amounting to 317,875 shares at a weighted-average grant-date fair value of $1.72 per share. Of the outstanding restricted stock grants, 304,750 shares have not been registered under the Securities Act. A summary of the status of the Company’s nonvested restricted stock grants as of September 30, 2008, and changes during the nine months ended September 30, 2008, is presented below:

		Weighted-
		Average
		Grant-Date
Nonvested Shares	Shares	Fair Value
Nonvested at January 1, 2008	16,875	$1.77
Granted	175,000	1.63
Vested	(176,875)	1.63
Forfeited	(11,250)	1.77

Nonvested at September 30, 2008	3,750	$1.77

     Share-based compensation recognized in the nine months ended September 30, 2008 related to restricted stock grants to directors was approximately $4,400. Share-based compensation recognized in the three and nine months ended September 30, 2008 related to restricted stock grants to consultants for investor relations services was $65,000 and $285,000, respectively, and was recorded in selling, general and administrative expense.

(10) WARRANTS
     At September 30, 2008, the Company had the following outstanding warrants:

	Number of
	Shares	Exercise	Date of
	Exercisable	Price	Expiration
Issued to investors in private placement	212,083	$15.00	10/15/2008
Issued to placement agent in private placement	33,258	$12.00	10/15/2008
Issued to investors and placement agent in private placement	118,620	$24.50	12/8-10/15/2009
Issued to investor in former subsidiary	15,000	$50.00	2/23/2010
Issued to investors and placement agent in private placement	476,829	$5.80	3/16/2016
Issued to investors in private placement	611,250	$0.21	1/30/09
Issued to investors and placement agent in private placement	599,250	$1.40	6/15-7/16/2012
Issued to financial advisor	60,000	$1.58	7/25/2012
Issued to financial advisor in connection with an acquisition	425,000	$2.18	9/14/2012
Issued to financial advisor	175,013	$1.48	2/11/2013
Issued to Senior Convertible Note holders	849,059	$1.00	2/11/2013
Issued to Secured Note holders	653,728	$1.94	3/14/2013
Issued to consultant	25,000	$2.50	3/25/2010
Issued to consultant	80,000	$2.50	3/25/2013
Issued to Senior Convertible Note holders	153,912	$1.00	9/30/2013

Total	4,488,002

Weighted average exercise price		$3.29

Weighted average duration in years			3.17 years

Issuances to Consultants
     On March 25, 2008, the Company’s Board of Directors approved the issuance of warrants to purchase 105,000 shares of the Company’s common stock at an exercise price of $2.50 per share to two consultants for investor relations services. The fair value of these services has been determined to be approximately $133,000.
Issuance of Warrants for Financings
     On February 11, 2008, the Company provided warrants to purchase 173,013 shares of the Company’s common stock at an exercise price of $1.49 per share ($1.48 as of September 30, 2008) to Burnham Hill Partners, a division of Pali Capital, Inc., for a financing fee in connection with the Senior Convertible Note financing. The fair value of these services has been determined to be approximately $186,000 and has been recorded as a deferred financing cost with amortization over a three year period. Amortization for the nine months ended September 30, 2008 amounted to approximately $39,000.
     In conjunction with the Exchange Agreement (see Note 5), the Company issued the Investors warrants to purchase 153,912 shares of common stock at an exercise price of $1.00 per share with a five year term. The fair value of the warrants was $106,182 and was recorded as an extinguishment loss in the three months ended September 30, 2008.
(11) RIGHT OF FIRST OFFER AGREEMENT
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

(12) SUBSEQUENT EVENT
     Preferred Stock and Warrant Financing — On October 28, 2008 and October 31, 2008, the Company entered into a Stock and Warrant Purchase Agreement (the “Purchase Agreement”) with strategic institutional and accredited investors (the “Investors”) in connection with the Company’s private placement (the “Financing”) of 766,667 shares of its newly authorized Series A-1 Convertible Preferred Stock (the “Shares”) at a price of $1.50 per share together with warrants to purchase a number of shares of the Company’s Common Stock, $0.01 par value (the “Common Stock”) equal to thirty-five percent (35%) of the number of Shares purchased by each Investor (the “Warrants”) in the Financing. The Company received gross proceeds of $766,667 from the Financing. The Company intends to use the net proceeds of the Financing for working capital and general corporate purposes.
     Pursuant to the Purchase Agreement, the Company issued Warrants to the Investors to purchase up to 268,333 shares of Common Stock. The Warrants are immediately exercisable at a price per share of $1.50, subject to adjustment for stock splits, combinations or similar events, and will expire no later than October 1, 2013. The Warrants provide for standard weighted average anti-dilution price protection upon future issuances or deemed issuances (subject to customary exceptions) below the exercise price and allow for cashless exercise. In addition, the Company has the option to redeem the Warrants, in whole but not in part, upon satisfaction of certain conditions, including (i) the availability of an effective registration statement or Rule 144 exemption for any resale by the holder, (ii) the shares of Common Stock trading at a price per share in excess of 200% of the then-applicable exercise price for ten (10) trading days out of a period of fifteen (15) consecutive trading days prior to the redemption, and (iii) an average daily trading volume during such fifteen (15) consecutive trading days of at least 50,000 shares of Common Stock. Finally, an exercise under the Warrants may not result in the holder beneficially owning more than 4.99% or 9.99%, as applicable, of all of the Common Stock outstanding at the time; provided, however, that a holder may waive the foregoing provision upon sixty-one (61) days’ advance written notice to the Company.
     The offer, sale and issuance to the investors of the Series A-1 Convertible Preferred Stock, the Warrants and the shares of Common Stock issuable upon the exercise of the Warrants have been made in reliance on the statutory exemption from registration in Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”), have not been and will not be registered under the Securities Act, and, unless so registered, may not be offered or sold in the United States, except pursuant to an applicable exemption from the registration requirements of the Securities Act and applicable state securities laws. The Company is not required to register for resale under the Securities Act the Shares issued to the Investors and the Common Stock issuable upon the exercise of the Warrants.
     Pursuant to the terms of the Certificate of Designation, Preference and Rights of Series A-1 Convertible Preferred Stock (the “Certificate of Designation”), each share of Series A-1 Convertible Preferred Stock (“Series A-1 Stock”) is initially convertible into one share of Common Stock, subject to adjustment for stock splits, combinations or similar events and subject to customary anti-dilution provisions. The Series A-1 Stock will pay a quarterly dividend, at an annual rate of 8%, which is payable in cash or in kind at the option of the Company. Each Investor may convert its Shares at any time following issuance of the Shares.
     Each holder of Series A-1 Stock shall have the right, exercisable on an all or none basis, to participate in the Company’s first equity offering or series of equity-linked offerings to occur after the date of the Financing that yields gross proceeds to the Company of at least $2,000,000 (the “Qualified Offering”) on the same terms and conditions as offered by the Company to the other purchasers of such the securities issued and sold by the Company in the Qualified Offering (the “Additional Securities”), except that the consideration for each holder’s participation in the Qualified Offering shall be the surrender of 100% of such holder’s shares of Series A-1 Stock in exchange for Additional Securities with a purchase price equal to an aggregate of 115% of the Liquidation Preference of the Series A-1 Stock surrendered by such holder.
     The Company is in the process of determining the accounting for the Financing. The Company expects to allocate the proceeds from the Financing between the Series A-1 Stock and the Warrants on a relative fair value basis. Any beneficial conversion feature on the Series A-1 Stock would be recorded as a debit and credit to additional paid-in capital.
     In connection with the Financing, the Company retained Burnham Hill Partners, a division of Pali Capital, Inc. as its placement agent (the “Placement Agent”). The Company agreed to pay to the Placement Agent for its services as follows: (a) a cash fee equal to 8% of the gross proceeds of the Financing; and (b) warrants to acquire a number of shares of Common Stock of the Company equal to 10% of the number of as-converted Shares issued to Investors in the Financing at a per share exercise price of $1.10. The Company also agreed to pay reasonable out of pocket expenses of the Placement Agent incurred in connection with the Financing in an amount not to exceed $5,000. These costs, including the fair value of the warrants, will be recorded as stock issuance costs and net against the proceeds from the Financing.

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
Overview
     Echo Therapeutics, Inc. is a transdermal medical device and specialty pharmaceutical company developing a non-invasive (needle-free), wireless, transdermal continuous glucose monitoring (tCGM) system for people with diabetes and for use in hospital critical care units, as well as a wide range of topical reformulations of pharmaceutical products previously approved by the United States Food and Drug Administration (“FDA”).
     Echo Therapeutics, Inc. was formed through the merger of a wholly-owned subsidiary of Sontra Medical Corporation and Durham Pharmaceuticals Ltd. (doing business as Echo Therapeutics, Inc.) in September 2007. Previously, Durham Pharmaceuticals Ltd. was a majority-owned subsidiary of Cato BioVentures. Effective October 8, 2007, Sontra Medical Corporation, a Minnesota corporation, changed its name to Echo Therapeutics, Inc. (“Echo-MN”).
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
     Our non-invasive Symphony™ tCGM System consists of our wireless transmission and transdermal biosensor technologies and the Prelude™ SkinPrep System, which incorporates leading-edge, non-invasive skin permeation control. Our Symphony tCGM System is designed to provide both diabetics and hospital patients with a reliable, affordable, comfortable-to-wear, and easy-to-use, needle-free continuous glucose monitoring device. In July 2008, we completed a positive clinical study of our Symphony tCGM System. Using 1,292 reference blood glucose measurements from the ten subjects in the study, Clarke error grid analysis of the study data showed that Echo’s Symphony tCGM System had approximately 99% of the data in the combined A/B zones, with 76.4% in the A zone and 22.4% in the B zone, and only 0.2% and 0.9% in the C zone and D zone, respectively. The MARD for the study was 13.8%. The correlation coefficient for the data was 0.80. There were no adverse events reported from the Prelude skin permeation or the Symphony tCGM biosensor systems.
     The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As of September 30, 2008, we had cash of approximately $400,000 and an accumulated deficit of approximately $56,875,000. For the nine months ended September 30, 2008, the Company had no sales or revenues to cover its costs and operating expenses Although we have been able to issue securities through senior promissory notes, secured promissory notes and a series of private placements to raise capital, including the October 2008 offering of Series A-1 Convertible Preferred Stock which yielded aggregate proceeds of $766,667, in order to fund our operations, it is not known whether we will be able to continue this practice, or be able to obtain other types of financing to meet our cash operating expenses. This, in turn, raises substantial doubt about our ability to continue as a going concern. Management is currently pursuing additional private equity financing, and such financing is expected to be completed during 2008; however, no assurances can be given as to the success of these plans. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.
Strategic Acquisition of Durham Pharmaceuticals Ltd.
     On September 14, 2007, we acquired Durham (the “Durham Acquisition”). Durham was a development-stage company focused on a broad portfolio of advanced topical reformulations of FDA-approved pharmaceutical products using its proprietary AzoneTS™ drug delivery technology. Durham’s lead AzoneTS-reformulated product, Durhalieve™, is focused on the treatment of corticosteroid responsive dermatoses and is covered by a New Drug Application on file with the FDA. Durhalieve is also expected to be developed for the treatment of keloid scarring. We acquired principally patented and unpatented pipeline specialty pharmaceutical product candidates, AzoneTS formulation know-how and data-based technology related to AzoneTS Drug Master Files (including more than 20 years of clinical and product development documentation) (“DMFs”). We purchased the DMFs and related trademark and tradenames from an affiliate of Durham. We also entered into a Strategic Master Services Agreement with Cato Research Ltd. (“Cato Research”), a global contract research and development organization, providing for discounted service fees.
     Since inception of Durham and up to the time of the Durham Acquisition, Durham operated as both a majority-owned subsidiary of Cato BioVentures and a strategic drug development partner of Cato Research. We believe the research and development of Durham’s AzoneTS drug candidate formulations was conducted through projects performed using contracted services through Cato BioVentures and Cato Research, as Durham had no employees. During the period from its inception in 1999 through the date of the Durham Acquisition, Durham incurred approximately $7,500,000 of costs and expenses related to its product development and regulatory activities and had no product or service revenues.
     As a result of the Durham Acquisition, we are now a transdermal medical device and specialty pharmaceuticals company.
Results of Operations
     We substantially reduced our staff and restructured our operations in December 2006. Commencing in January 2007 and throughout 2007, we hired certain former employees and new employees and engaged numerous independent contractors from time to time. As a result, the expenses for the nine months ended September 30, 2008 may not be comparable with those in the same period in 2007. As of September 30, 2008, we had eleven (11) employees and five (5) independent contractor arrangements with consultants. Of this group of employees and consultants, six (6) are involved with finance and administration and ten (10) are involved with research and development, and clinical and regulatory matters. In addition to these individuals, we utilized outside contract engineering and clinical research organizations during 2008.
Comparison of the nine months ended September 30, 2008 and 2007
     Licensing Revenue — Licensing revenue for the nine months ended September 30, 2008 was $0 compared to $37,500 for the nine months ended September 30, 2007, which were earned solely through an agreement with HortResearch. In 2005 and 2006, HortResearch paid us $50,000 each year for a one year option to license the use of our ultrasonic skin permeation technology. Accordingly, the payments were recognized as revenue ratably over the service periods. In November 2007, HortResearch did not elect to renew its license option.
     Product Revenue and Cost of Product Revenue — As a result of our strategic decision to not pursue sales and marketing of the SonoPrep System, we had no product revenue in the nine months ended September 30, 2008. For the same period in 2007, we had nominal revenues of $12,120 with a cost of product revenue of $1,556 related to our sales and marketing of SonoPrep.
     Research and Development Expenses — Research and development expenses increased by approximately $1,503,000 to approximately $2,426,000 for the nine months ended September 30, 2008 from approximately $923,000 for the nine months ended September 30, 2007. Research and development expenses amounted to approximately 43% of total operating expenses during the nine months ended September 30, 2008, and included product development expenses (including outside contract engineering for our next generation skin permeation technology, product development for our next generation transdermal continuous glucose monitoring (tCGM) system, clinical study expenses including contract research organizations) associated with our tCGM system in hospital critical care and ambulatory settings, and research and regulatory expenses related to our specialty pharmaceutical product candidate, Durhalieve. Product development and clinical expenses included in research and development expenses represented approximately 93% and 7%, respectively, of research and development expenses for the nine months ended September 30, 2008. Product development and clinical expenses included in research and development expenses represented approximately 98% and 2%, respectively, of research and development expenses for the nine months ended September 30, 2007.
     Purchased Research and Development Expenses —The Durham acquisition also resulted in approximately $6,556,000 of purchased research and development costs for the nine months ended September 30, 2007.
     Selling, General and Administrative Expenses — Selling, general and administrative expenses increased by approximately $468,000 to approximately $3,280,000 for the nine months ended September 30, 2008 from approximately $2,812,000 for the nine months ended September 30, 2007. This increase was due primarily to an increase in Company personnel and related costs, additional public company costs related to investor relations, legal, accounting, printing and media and expanded capital raising costs. Selling, general and administrative expenses represented 58% and 27% of total operating expenses during the nine months ended September 30, 2008 and 2007, respectively. Share-based compensation expenses for the nine months ended September 30, 2008 amounting to approximately $1,430,000, are non-cash charges relating to the fair value assigned to the issuance of restricted common stock, options and warrants to purchase our common stock by employees, directors and certain service providers. We are not engaged in selling activities and accordingly, general and administrative expenses relate to salaries and benefits for our executive, financial and administrative staff, public company costs related to investor relations, legal, accounting, printing and media costs, capital-raising costs, including those associated with travel, legal and accounting services, and costs for general operations.
     Other Income (Expense) — Interest income was $21,746 for the nine months ended September 30, 2008, compared to interest income of $35,563 for the nine months ended September 30, 2007, a decrease of $13,817. The decrease in interest income for the nine months ended September 30, 2008 was primarily attributable to our lower average amount of cash equivalents on hand during 2008 compared to 2007.
     Interest expense was $861,863 for the nine months ended September 30, 2008, compared to interest expense of $70,289 for the nine months ended September 30, 2007, an increase of $791,574. The increase in interest expense is due principally to an increase in the amount of funding obtained through the use of convertible and secured note arrangements. Bridge Notes in the amount of $1.325 million issued on September 14, 2007 were either exchanged for Senior Convertible Notes or converted into shares of our common stock in February 2008. Included in interest expense is approximately $845,000 of non-cash interest related primarily to the amortization of discounts on notes payable, the amortization of deferred financing costs and interest satisfied through the issuance of promissory notes.
     Interest expense of approximately $15,000 for the nine months ended September 30, 2007 related to an outstanding note payable on equipment financing secured in 2005. The entire outstanding note payable on equipment financing was paid in full in September 2007.
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
     On September 30, 2008, the Company exchanged an aggregate principal amount of $2,077,886 of its Senior Convertible Notes, including notes for amounts related to interest expense, for 1,539,161 shares of Series A Preferred Stock and five-year warrants to purchase 153,912 shares of the Company’s common stock at an exercise price of $1.00 per share. The Company recorded an extinguishment loss of $844,760 in connection with this exchange.
     Net Loss — As a result of the factors described above, we had a net loss of approximately $9,189,000 for the nine months ended September 30, 2008 compared to approximately $10,278,000 for the nine months ended September 30, 2007.
   Comparison of the three months ended September 30, 2008 and 2007
     Licensing Revenue — Licensing revenue for the three months ended September 30, 2008 was zero compared to $12,500 for the three months ended September 30, 2007 through an agreement with HortResearch. In 2005 and 2006, HortResearch paid us $50,000 each year for a one year option to license the use of our ultrasonic skin permeation technology. Accordingly, the payments were recognized as revenue ratably over the service periods. In November 2007, HortResearch did not elect to renew its license option.
     Research and Development Expenses — Research and development expenses increased by approximately $561,000 to approximately $884,000 for the three months ended September 30, 2008 from approximately $323,000 for the three months ended September 30, 2007. Research and development expenses amounted to 50% and 4% of total operating expenses during the three months ended September 30, 2008 and 2007, respectively, and included product development expenses (including outside contract engineering) for our next generation skin permeation technology, product development for our next generation transdermal continuous glucose monitoring (tCGM) system, clinical study expenses (including contract research organizations) associated with our tCGM system in hospital critical care and ambulatory settings and, research and regulatory expenses related to our specialty pharmaceutical product candidate, Durhalieve. Product development and clinical expenses included in research and development expenses for the three months ended September 30, 2008 represented approximately 91% and 9%, respectively, of research and development expenses. Product development and clinical expenses included in research and development expenses for the three months ended September 30, 2007 represented approximately 99% and 1%, respectively, of research and development expenses.
     Purchased Research and Development Expenses – The Durham acquisition resulted in approximately $6,556,000 of purchased research and development costs for the three months ended September 30, 2007.
     Selling, General and Administrative Expenses — Selling, general and administrative expenses decreased by approximately $892,000 approximately to $875,000 for the three months ended September 30, 2008 from approximately $1,768,000 for the three months ended September 30, 2007. This decrease was due primarily to a reduction in public company costs related to investor relations, legal, accounting, printing and media and capital raising costs. In addition, for the three months ended September 30, 2008, there was a decrease in share-based compensation expense of approximately $727,000 compared with the same period in 2007. Share based compensation amounted to approximately $440,000 for the three months ended September 30, 2008. Share-based compensation expenses are a non-cash charge relating to the fair value assigned to the issuance of restricted common stock, options and warrants to purchase our common stock by employees, directors and certain service providers. Selling, general and administrative expenses represented 50% and 20% of total operating expenses during the three months ended September 30, 2008 and 2007, respectively. We are not engaged in selling activities and accordingly, general and administrative expenses relate to salaries and benefits for our executive, financial and administrative staff, public company costs related to investor relations, legal, accounting, printing and media costs, capital-raising costs including those associated with travel, legal and accounting services, and costs for general operations.
     Other Income (Expense) — Interest income was $4,671 for the three months ended September 30, 2008, compared to interest income of $21,657 for the three months ended September 30, 2007, a decrease of $16,986. The decrease in interest income for the three months ended September 30, 2008 was primarily attributable to our lower average amount of cash equivalents that we had on hand during 2008 compared to 2007.
     Interest expense was $303,473 for the three months ended September 30, 2008, compared to interest expense of $64,131 for the three months ended September 30, 2007, an increase of $239,342. The increase in interest expense is partly due to an increase in the amount of funding obtained through the use of convertible and secured note arrangements. Bridge Notes in the amount of $1.325 million issued on September 14, 2007 were either exchanged for Senior Convertible Notes or converted into shares of our common stock in February 2008. Included in interest expense is approximately $220,000 of non-cash interest related primarily to the amortization of discounts on notes payable and the amortization of deferred financing costs.
     Interest expense of approximately $9,000 for the three months ended September 30, 2007 related to an outstanding note payable on equipment financing secured in 2005. The entire outstanding note payable on equipment financing was paid in full in September 2007.

     Loss on Extinguishment of Debt — On September 30, 2008, the Company exchanged an aggregate principal amount of $2,077,886 of its Senior Convertible Notes, including notes for amounts related to interest expense, for 1,539,161 shares of Series A Preferred Stock and five-year warrants to purchase 153,912 shares of the Company’s common stock at an exercise price of $1.00 per share. The Company recorded an extinguishment loss of $844,760 in connection with this exchange.
     Net Loss — As a result of the factors described above, we had a net loss of approximately $2,903,000 for the three months ended September 30, 2008 compared to approximately $8,677,000 for the three months ended September 30, 2007.
Liquidity and Capital Resources
     We have financed our operations since inception primarily through private sales of common and preferred stock, the issuance of convertible promissory notes and secured promissory notes, and cash received in connection with exercises of options and warrants. As of September 30, 2008, we had $399,680 of cash and cash equivalents, with no other short term investments.
     Net cash used in operating activities was approximately $3,146,000 for the nine months ended September 30, 2008. The use of cash in operating activities was primarily attributable to the net loss of approximately $9,189,000 for the nine months ended September 30, 2008, offset by non-cash expenses of approximately $147,000 for depreciation and amortization, approximately $1,430,000 for share-based compensation, the fair value of common stock and warrants issued for services of approximately $419,000, a derivative loss of approximately $587,000, a debt extinguishment loss of approximately $2,057,000 and approximately $845,000 of interest expense relating to the amortization of discounts and deferred financing costs. Increases in accounts payable and accrued expenses provided approximately $594,000 of cash and an increase in prepaid expenses used cash of approximately $36,000.
     Net cash used in investing activities was approximately $29,000 for the nine months ended September 30, 2008 and related to the cash used to purchase property and equipment.
     Net cash provided by financing activities was approximately $2,382,000 for the nine months ended September 30, 2008 and was comprised of gross proceeds from the issuances of Senior Convertible Notes and Secured Notes in the aggregate amounting to approximately $2,700,000 and proceeds from the exercise of common stock options and purchase warrants in the amount of approximately $114,000, less cash paid for deferred financing costs of approximately $432,000.
     At September 30, 2008, we had outstanding warrants to purchase 4,488,003 shares of common stock at exercise prices ranging from $1.00 to $50.00 per share.
     As of November 10, 2008, we had cash and cash equivalents of approximately $667,000.
     Preferred Stock and Warrant Financing — On October 28, 2008 and October 31, 2008, the Company entered into a Stock and Warrant Purchase Agreement (the “Purchase Agreement”) with strategic institutional and accredited investors (the “Investors”) in connection the Company’s private placement (the “Financing”) of 766,667 shares of its Series A-1 Convertible Preferred Stock (the “Shares”) at a price per share of $1.50 together with warrants to purchase a number of shares of the Company’s Common Stock, $0.01 par value (the “Common Stock”) equal to thirty-five percent (35%) of the number of Shares purchased by each Investor (the “Warrants”) in the Financing. The Company received gross proceeds of $766,667 from the Financing. The Company intends to use the net proceeds of the Financing for working capital and general corporate purposes.
     2008 Exchange Agreement — On September 30, 2008, the Company entered into an Exchange Agreement (the “Exchange Agreement”) with substantially all of the holders of the Senior Convertible Notes (collectively, the “Investors”). The Investors are the holders of an aggregate of $1,980,212 in principal amount of the Senior Convertible Notes and an aggregate $97,674 in principal amount of additional notes issued as interest on the Senior Convertible Notes (collectively, the “Notes”), for a total aggregate of $2,077,886 in principal amount of Notes constituting all of the issued and Senior Convertible Notes, except for the aggregate $318,475 in principal amount of notes held by Gemini Master Fund Ltd. (“Gemini”), who was not a party to the Exchange Agreement. Accrued interest of $6,422 payable to Gemini for the three months ended September 30, 2008 was paid by an additional Senior Convertible Note on October 1, 2008. The Senior Convertible Notes held by Gemini remain outstanding with original terms. The Gemini Notes are convertible into shares of the Company’s common stock at the option of the holder at a price per share of $1.35, subject to adjustment for stock splits, combinations or similar events and subject to customary weighted average anti-dilution adjustments.

     Pursuant to the terms of the Exchange Agreement, the Company issued and delivered to the Investors, in exchange for the cancellation of the Notes, 1,539,161 shares of a newly authorized Series A Convertible Preferred Stock and five-year warrants to purchase 153,912 shares of common stock at an exercise price of $1.00 per share, subject to adjustment for stock splits, combinations or similar events.
     The Certificate of Designation, Preference and Rights of Series A Convertible Preferred Stock (the “Certificate of Designation”) provides that each share of Series A Preferred Stock is initially convertible into one share of common stock, subject to adjustment for stock splits, combinations or similar events and subject to customary anti-dilution provisions. The Series A Preferred Stock will pay a quarterly dividend, at an annual rate of 8%, which is payable in cash or in kind at the option of the Company. The holders of Series A Preferred Stock may convert their shares at any time after issuance.
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
     Additionally, the investors received warrants to purchase 849,059 shares of common stock at an exercise price of $1.00 per share as of September 30, 2008 for a term of five years. The warrants provide for full anti-dilution price protection to the holders and allow for cashless exercise.
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
     One holder of a Bridge Note with a face value of $50,000 converted the principal and accrued interest of such Bridge Note into 52,041 shares of our common stock, using a $1.00 conversion price as provided in the terms of the Bridge Notes. This was the last Bridge Note outstanding and, following its conversion, no Bridge Notes remain outstanding.
     We are using the net proceeds from the Senior Convertible Note offering for product development, working capital and general corporate purposes.
     We paid Burnham Hill Partners, a division of Pali Capital, Inc., $162,000 in connection with the Senior Convertible Note financing and provided its designees/assignees warrants to purchase an aggregate of 175,013 shares of common stock at an exercise price of $1.48 per share as of September 30, 2008.
     2008 Secured Note and Warrant Financing — On March 24, 2008, we entered into a Secured Note financing with Imperium providing for, at our option, the issuance of up to an aggregate $2,000,000 of original issue discount senior secured notes (the “Secured Notes”) in four equal tranches, together with warrants (the “Imperium Warrants”) to purchase up to 653,728 shares of our common stock at an exercise price of $1.94 per share as of September 30, 2008. On March 24, 2008, we drew down the initial $500,000 in gross proceeds and issued the Imperium Warrants upon execution of the agreement. We also issued three additional Secured Notes and drew down $500,000 in gross proceeds on each of April 24, 2008, June 2, 2008 and June 24, 2008, thus completing the $2,000,000 financing.
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
     Each Secured Note is due twelve months after the date of the issuance, provided, however, that if we complete a Qualified Issuance by October 31, 2008, we may extend the maturity date of each Secured Note to 24 months after the date of the issuance. The Company did not close on a Qualified Financing by October 31, 2008. We may repay the principal amount of the Secured Notes in cash, in whole, but not in part, prior to maturity at a premium of 1.02 times the unpaid principal plus any other amount due under the Secured Notes.
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
     The Imperium Warrants have a term of five years and are immediately exercisable at an exercise price of $1.94 per share as of September 30, 2008. The Imperium Warrants provide for weighted average anti-dilution protection upon future issuances or deemed issuances (subject to customary exceptions) below the exercise price. The Imperium Warrants also allow for cashless exercise unless the shares underlying the Warrants are registered for resale on a registration statement filed under the Securities Act of 1933, as amended (the “Securities Act”). An exercise under the Imperium Warrants may not result in the holder beneficially owning more than 9.9% of our common stock outstanding at the time. The holder may waive the foregoing upon 60 days’ advance written notice.
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
     Our Secured Note financing agreement with Imperium includes a number of restrictive covenants, including a prohibition on our ability to incur future indebtedness (subject to certain exceptions) or make any dividend or payment to holders of our capital stock (other than shares of the class of stock held by such recipient), and a requirement that we maintain $6.5 million in stockholders’ equity (excluding any impact of the issuance of the Imperium Warrants to stockholders’ equity) for so long as the Secured Notes remain outstanding. In order to advance our product development, clinical programs and financing activities, we expect our monthly salaries and benefits, consulting costs, legal costs and other working capital costs to increase. Because costs associated with the development of our products will increase our liabilities, the requirement that we maintain a certain level of stockholders’ equity could limit our ability to pursue necessary product development if we fail to raise additional equity capital. Therefore, in order to achieve our business objectives while continuing to satisfy the restrictive covenants of the Secured Notes, we will be required to raise additional equity capital in 2008.
     We are continuing to manage our costs aggressively and increase our operating efficiencies while continuing our current level of product development and clinical programs, thereby maximizing the time available to raise additional equity capital. Delays in obtaining sufficient levels of equity capital could cause us to delay or halt our product development and clinical programs. Although we believe that equity capital can be raised, there can be no guarantee that additional equity capital will be available on terms favorable to us, if at all.
     Even if we are successful in raising additional equity capital during 2008, we will still be required to raise substantial additional capital in the future to satisfy our Secured Note obligation in 2009, fund our research and development programs, obtain FDA approval of our products, commercialize our product candidates and achieve profitability. Our ability to fund our future operating requirements will depend on many factors, including:
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
     Strategic Product Development Agreement with Cato Research — In connection with the Durham Acquisition, we entered into a Strategic Master Services Agreement with Cato Research (“Cato Master Agreement”) to provide us with contract research and development services and regulatory advice (“CRO Services”). The Cato Master Agreement has an initial one year term, and is automatically renewable for additional one-year terms unless either party provides sixty days’ notice prior to the expiration of any one year term. The Cato Master Agreement provides an initial $80,000 credit, of which $80,000 was used through June 30, 2008, for CRO Services and an ongoing 25% discount on all CRO Services rendered on a time and materials basis during the term of the agreement. In connection with the Cato Master Agreement, we entered into a Strategic Deferred Payment Agreement with Cato Research in September 2007 (the “Cato SDPA”). Pursuant to the Cato SDPA, we are entitled to defer payment to Cato Research for certain critical path CRO Services provided under the Cato Master Agreement for the earlier of six (6) months from the due date of each invoice relating to such CRO Services or the date we receive at least $5,000,000 in equity financing following the date of the agreement. As of September 14, 2008, the Company had not deferred any payments for CRO Services and the Cato SDPA expired.
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
Disclosure Controls and Procedures
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
Internal Control over Financial Reporting
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

PART II—OTHER INFORMATION
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
     We issued 50,000 shares of common stock to an investor relations firm on August 23, 2008 pursuant to a services agreement dated May 23, 2008, in consideration for investor relations services. The issuance of the shares was made in a transaction not involving any public offering pursuant to an exemption from registration under Section 4(2) of the Securities Act.
Item 6. Exhibits.
     The Exhibits listed in the Exhibit Index immediately preceding such Exhibits are filed with or incorporated by reference in this report.
SIGNATURES
     In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ECHO THERAPEUTICS, INC.

Date: November 14, 2008	By:	/s/ Patrick T. Mooney, M.D. Patrick T. Mooney, M.D.
Chief Executive Officer and Chairman of the Board

	By:	/s/ Harry G. Mitchell, CPA
Harry G. Mitchell, CPA
Chief Operating Officer, Chief Financial Officer and Treasurer

EXHIBIT INDEX

Exhibit No.	Item.

2.1	Agreement and Plan of Merger, dated June 9, 2008, between Echo Therapeutics, Inc., a Minnesota corporation, and Echo Therapeutics, Inc., a Delaware corporation, is incorporated herein by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K dated June 9, 2008.

2.2	Certificate of Ownership and Merger merging Echo Therapeutics, Inc., a Minnesota corporation, with and into Echo Therapeutics, Inc., a Delaware corporation, is incorporated herein by reference to Exhibit 2.2 of the Company’s Current Report on Form 8-K dated June 9, 2008.

2.3	Articles of Merger merging Echo Therapeutics, Inc., a Minnesota corporation, with and into Echo Therapeutics, Inc., a Delaware corporation, is incorporated herein by reference to Exhibit 2.3 of the Company’s Current Report on Form 8-K dated June 9, 2008.

3.1	Certificate of Incorporation of the Company is incorporated herein by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K dated June 9, 2008.

3.2	Bylaws of the Company is incorporated herein by reference to Exhibit 3.2 of the Company’s Current Report on Form 8-K dated June 9, 2008.

4.1	Form of Warrant to Purchase Common Stock is incorporated herein by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K dated September 30, 2008.

4.2	Form of Warrant to Purchase Common Stock is incorporated herein by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K dated October 28, 2008.

10.1	Dermatology Product Candidate Right of First Offer Agreement is incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K dated April 25, 2008.

10.2	Amendment No. 1 to Registration Rights Agreement between the Company and Imperium Master Fund, Ltd. is incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated May 15, 2008.

10.3	Exchange Agreement by and among the Company, Platinum Long Term Growth VII, LLC and the other Investors named therein dated as of September 30, 2008 is incorporated herein by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K dated September 30, 2008.

10.4	Stock and Warrant Purchase Agreement by and among the Company and the Investors named therein, dated as of October 28, 2008 is incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K dated October 28, 2008.

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Operating Officer, Chief Financial Officer and Treasurer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Operating Officer, Chief Financial Officer and Treasurer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Certificate of Designation, Rights and Preferences of Series A Preferred Stock is incorporated herein by reference to Exhibit 99.1 of the Company’s Current Report on Form 8-K dated September 30, 2008.

99.2	Certificate of Designation, Rights and Preferences of Series A-1 Convertible Preferred Stock is incorporated herein by reference to Exhibit 99.1 of the Company’s Current Report on Form 8-K dated October 28, 2008.