Form 10KSB/A
period 2007-12-31
Echo Therapeutics, Inc.
filed 2009-01-14
CIK 1031927

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
Form 10-KSB/A
(Amendment No. 1)
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
DOCUMENTS INCORPORATED BY REFERENCE
     Portions of the definitive proxy statement (the “Definitive Proxy Statement”) to be filed with the Securities and Exchange Commission relative to the issuer’s 2008 Annual Meeting of Shareholders are incorporated by reference into Part III of this Form 10-KSB/A.
     Transitional Small Business Disclosure Format (Check one): Yes ☐     No ☑

ECHO THERAPEUTICS, INC.
2007 Annual Report on Form 10-KSB/A
TABLE OF CONTENTS

Page
Item
PART III
13. Exhibits	3
SIGNATURES	4

PART III
          We are filing this Amendment No. 1 on Form 10-KSB/A to amend the attached certifications to include the information required by Rule 601(b)(31)(1).
ITEM 13. EXHIBITS
     The Exhibits listed in the Exhibit Index immediately preceding such Exhibits are filed with or incorporated by reference in this report.

SIGNATURES
     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on January 14, 2009.

ECHO THERAPEUTICS, INC.
By:	/s/ Patrick T. Mooney
	Name:	Patrick T. Mooney, M.D.
	Title:	Chief Executive Officer

EXHIBIT INDEX

Exhibit
Number	Description of Document

31.1	Certification of the Chief Executive Officer and Chairman of the Board pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities and Exchange Act of 1934 as adopted under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Operating Officer, Chief Financial Officer and Treasurer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities and Exchange Act of 1934 as adopted under Section 302 of the Sarbanes-Oxley Act of 2002.

5