Form 10-Q
period 2009-03-31
Echo Therapeutics, Inc.
filed 2009-05-15
CIK 1031927

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2009.
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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑  No ☐
     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes ☐  No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐  No ☑
     As of May 13, 2009, 19,741,838 shares of the registrant’s Common Stock. $0.01 par value, were issued and outstanding.

ECHO THERAPEUTICS, INC.
Quarterly report on Form 10-Q for the period ended March 31, 2009

PART I—FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements.
Echo Therapeutics, Inc.
Consolidated Balance Sheets

	As of,
	March 31,	December 31,
	2009	2008
	Unaudited
ASSETS
Current Assets:
Cash and cash equivalents	$55,721	$242,867
Prepaid expenses and other current assets	22,970	17,132

Total current assets	78,691	259,999

Property and Equipment, at cost:
Computer equipment	242,495	242,495
Office and laboratory equipment	609,029	609,029
Furniture and fixtures	14,288	14,288
Manufacturing equipment	129,320	129,320
Leasehold improvements	177,768	177,768

	1,172,900	1,172,900
Less-Accumulated depreciation and amortization	(1,117,530)	(1,105,330)

Net property and equipment	55,370	67,570

Other Assets:
Restricted cash	9,749	10,250
Intangible assets, net of accumulated amortization	9,797,571	9,827,154
Deferred financing costs, net of amortization	104,393	141,373
Deposits and other assets	2,000	2,000

Total other assets	9,913,713	9,980,777

Total assets	$10,047,774	$10,308,346

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$1,300,584	$1,177,719
Current portion of notes payable, net of discounts	2,183,699	2,054,062
Derivative warrant liability	1,331,551	—
Accrued expenses	193,370	174,768

Total current liabilities	5,009,204	3,406,549

Notes Payable, net of current portion and discounts	310,667	300,467

Stockholders’ Equity:
Convertible Preferred Stock, $0.01 par value, authorized 10,000,000 shares at March 31, 2009 and December 31, 2008 :
Series A, authorized 2,636,363 shares, issued and outstanding 1,601,160 and 1,570,194 shares at March 31, 2009 and December 31, 2008, respectively (preference in liquidation of $2,161,566 at March 31, 2009	16,012	15,702
Series A-1, authorized 2,000,000 shares, issued and outstanding 793,479 and 778,136 shares at March 31, 2009 and December 31, 2008, respectively (preference in liquidation of $793,479 at March 31, 2009)	7,935	7,781
Series A-2, authorized 4,400,000 and none, issued and outstanding 201,017 and none at March 31, 2009 and December 31, 2008, respectively (preference in liquidation of $100,509 at March 31, 2009)	2,010	—

Common stock, $0.01 par value, authorized 60,000,000 shares, issued and outstanding 19,741,838 and 19,095,838 shares at March 31, 2009 and December 31, 2008, respectively	197,421	190,960
Additional paid-in capital	62,231,334	64,668,550
Accumulated deficit	(57,726,809)	(58,281,663)

Total stockholders’ equity	4,727,903	6,601,330

Total liabilities and stockholders’ equity	10,047,774	$10,308,346

The accompanying notes are an integral part of these consolidated financial statements.

Echo Therapeutics, Inc.
Consolidated Statements of Operations
Unaudited

	Three Months Ended
	March 31,
	2009	2008

Operating Expenses:
Research and development	$288,216	$770,207
Selling, general and administrative	573,364	1,190,418

Total operating expenses	861,580	1,960,625

Loss from operations	(861,580)	(1,960,625)

Other Income (Expense):
Interest income	389	10,468
Interest expense	(178,707)	(280,233)
Loss on extinguishment of debt	—	(1,212,013)
Derivatives loss	(251,432)	(538,698)

Other income (expense), net	(429,750)	(2,020,476)

Net loss	(1,291,330)	(3,981,101)

Accretion of dividends on Convertible Preferred Stock	(57,674)	—

Net loss applicable to common shareholders	$(1,349,004)	$(3,981,101)

Net loss per common share, basic and diluted	$(0.07)	$(0.22)

Basic and diluted weighted average common shares outstanding	19,380,146	18,314,683

The accompanying notes are an integral part of these consolidated financial statements.

Echo Therapeutics, Inc.
Consolidated Statements of Cash Flows
Unaudited

	Three Months Ended March 31,
	2009	2008
Cash Flows From Operating Activities:
Net loss	$(1,291,330)	$(3,981,101)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	41,783	57,282
Share-based compensation	398,463	486,000
Fair value of common stock and warrants issued for services	—	180,227
Derivative loss	251,432	538,698
Loss on extinguishment of debt	—	1,212,013
Non-cash interest expense	176,818	254,579
Changes in assets and liabilities:
Prepaid expenses and other current assets	(5,838)	(71,651)
Accounts payable	122,865	171,877
Accrued expenses	18,602	267,673

Net cash used in operating activities	(287,205)	(884,403)

Cash Flows from Investing Activities:
Purchase of property and equipment	—	(5,600)
Decrease in restricted cash	501	—

Net cash provided by (used in) investing activities	501	(5,600)

Cash Flows From Financing Activities
Proceeds from the sale of Series A-2 preferred stock	99,576	—
Proceeds from Secured Senior Convertible Notes and Warrants	—	500,000
Proceeds from Senior Convertible Promissory Notes	—	700,000
Deferred financing costs	—	(432,309)
Dividends paid on Series A, A-1 and A-2 preferred stock	(18)	—
Proceeds from the exercise of warrants	—	106,207

Net cash provided by financing activities	99,558	873,898

Net Decrease in Cash and Cash Equivalents	(187,146)	(16,105)
Cash and Cash Equivalents, beginning of period	242,867	1,193,163

Cash and Cash Equivalents, end of period	$55,721	$1,177,058

Supplemental Disclosure of Cash Flow Information and Non Cash Financing Transactions:
Cash paid for interest	$816	$613

Accretion of dividend on Series A, A-1 and A-2 Convertible Preferred Stock	$57,656	$—

Beneficial conversion feature on Senior Convertible Notes	$—	$121,320

Common stock issued for conversion of Senior Convertible Notes and accrued interest	$—	$52,041

Fair value of warrants issued for deferred financing costs	$—	$185,668

Fair value of warrants issued in connection with Senior Convertible Notes included in extinguishment loss	$—	$626,480

Adjustment to fair value of Bridge Notes exchanged for Senior Convertible notes included in extinguishment loss	$—	$585,533

Fair value of warrants issued in connection with exchange of Senior Convertible Notes for preferred stock included in extinguishment loss	$—	$—

Intrinsic value of the conversion feature of the Bridge Notes when converted to Senior Convertible Notes recorded as a reduction of additional paid-in capital	$—	$212,938

Relative fair value of warrants issued with Secured Notes	$—	$219,838

Derivative warrant liability reclassified from stockholders’ equity	$1,080,118	$—

Senior Convertible Notes issued for accrued interest	$6,538	$—

The accompanying notes are an integral part of these consolidated financial statements.

Echo Therapeutics, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Period Ended March 31, 2009 (Unaudited)
(1) ORGANIZATION, BASIS OF PRESENTATION AND GOING CONCERN
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
     The accompanying unaudited consolidated financial statements have been prepared in conformity with generally accepted accounting principles in the United States (“GAAP”) consistent with those applied in, and should be read in conjunction with, the Company’s audited financial statements and related footnotes for the year ended December 31, 2008 included in the Company’s Annual Report on Form 10-K as filed with the United States Securities and Exchange Commission (“SEC”) on April 13, 2009. The unaudited consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the Company’s financial position as of March 31, 2009 and its results of operations and cash flows for the interim periods presented and are not necessarily indicative of results for subsequent interim periods or for the full year. The interim financial statements do not include all of the information and footnotes required by GAAP for complete financial statements and allowed by the relevant SEC rules and regulations; however, the Company believes that its disclosures are adequate to ensure that the information presented is not misleading.
     The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Sontra Medical Inc., a Delaware corporation. All significant inter-company balances and transactions have been eliminated in the consolidated financial statements.
     The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As of March 31, 2009, the Company had cash of approximately $56,000, a working capital deficit of approximately $4,931,000 and an accumulated deficit of approximately $57,727,000. Although the Company has been able to issue securities through senior promissory notes, secured promissory notes and a series of private placements to raise capital in order to fund its operations, it is not known whether the Company will be able to continue this practice, or be able to obtain other types of financing to meet its cash operating expenses. This, in turn, raises substantial doubt about the Company’s ability to continue as a going concern. Management is currently pursuing additional private equity financing, and such financing is expected to be completed during 2009; however, no assurances can be given as to the success of these plans. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.
(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
     The accompanying financial statements reflect the application of the following accounting policies:
Use of Estimates
     The preparation of financial statements in conformity with GAAP requires management to make judgments, estimates and assumptions that affect the amounts reported in the Company’s consolidated financial statements and accompanying notes. Actual results could differ materially from those estimates. The Company considers the valuation of intangible assets, the recoverability of long-lived assets, the realizability of deferred tax assets and the fair value of share-based payments and derivative instruments issued to be material accounting estimates.
Intangible Assets and Other Long-Lived Assets
     The Company records intangible assets at the acquisition date fair value. As a policy, the Company amortizes its intangible assets using the straight-line method over their estimated useful lives, as follows: patents and licenses, two (2) to twenty (20) years; definite-lived core and developed technology, five (5) to twenty-five (25) years; and other intangible assets over various periods. In connection with the acquisition of Durham Pharmaceuticals Ltd. (“Durham”) intangible assets related to contractual arrangements and technology are amortized over estimated useful lives of three (3) and eight (8) years, respectively, on a straight-line basis.

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
     In reviewing the long-lived assets relating to our acquisition of Durham as of March 31, 2009, the Company concluded that there were no events or changes in circumstances that would indicate that the carrying value of such long-lived assets may not be recoverable. No impairment losses were recorded for the three months ended March 31, 2009.
Share-Based Payments
     Under SFAS No. 123R, the Company recognizes compensation costs resulting from the issuance of stock-based awards to employees and directors as an expense in the statement of operations over the service period based on a measurement of fair value for each stock award.
     The Company’s policy is to grant employee and director stock options with an exercise price equal to or greater than the fair value of the Company’s common stock at the date of grant.
Derivative Instruments
     The Company generally does not use derivative instruments to hedge exposures to cash-flow or market risks; however, certain warrants to purchase common stock that do not meet the requirements for classification as equity in accordance with EITF Issues No. 00-19 and 07-5 are classified as liabilities. In such instances, net-cash settlement is assumed for financial reporting purposes, even when the terms of the underlying contracts do not provide for a net-cash settlement. Such financial instruments are initially recorded at fair value, or relative fair value when issued with other instruments, with subsequent changes in fair value charged (credited) to operations in each reporting period. If these instruments subsequently meet the requirements for classification under EITF Issues No. 00-19 and 07-5, the Company reclassifies the fair value to equity.
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
Research and Development Expenses
     The Company charges research and development expenses to operations as incurred. Research and development expenses primarily consist of salaries and related expenses for personnel and outside contractor and consulting services. Other research and development expenses include the costs of materials and supplies used in research and development, prototype manufacturing, clinical studies, related information technology and an allocation of facilities costs.
Reclassifications
     Certain comparative amounts have been reclassified to correspond with the current year’s presentation.

Recent Accounting Pronouncements
     In March of 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133.” SFAS No. 161 changes the disclosure requirements for derivative instruments and hedging activities. Entities are now required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect the entity’s financial position, financial performance, and cash flows. The Company implemented SFAS No. 161 on January 1, 2009 and it did not have a material impact on the consolidated financial statements of the Company.
     In June 2008, the FASB ratified EITF Issue No. 07-5, “Determining Whether an Instrument (or an Embedded Feature) Is Indexed to an Entity’s Own Stock” (EITF 07-5). EITF 07-5 provides that an entity should use a two step approach to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock, including evaluating the instrument’s contingent exercise and settlement provisions. EITF 07-5 is effective for fiscal years beginning after December 15, 2008. The consensus must be applied to outstanding instruments as of the beginning of the fiscal year in which the consensus is adopted and should be treated as a cumulative-effect adjustment to the opening balance of retained earnings. Early adoption is not permitted. On January 1, 2009, the Company reclassified approximately $1,100,000, representing the fair value of all warrants with antidilution provisions, from additional paid-in capital and accumulated deficit to derivative warrant liability.
(3) INTANGIBLE ASSETS
     As of March 31, 2009, intangible assets related to the Durham Acquisition are as follows:

	Estimated		Accumulated
	Life	Cost	Amortization	Net
Contract related intangible asset:
Cato Research discounted contract	3 years	$355,000	$182,429	$172,571

Technology related intangible assets:
Patent for the AzoneTS-based product candidates and formulation	8 years	1,305,000	—	1,305,000
Drug Master Files containing formulation, clinical and safety documentation used by the FDA	8 years	1,500,000	—	1,500,000
Two (2) in-process Durhalieve-related pharmaceutical products	8 years	6,820,000	—	6,820,000

Total technology related intangible assets		9,625,000	—	9,625,000

Total		$9,980,000	$182,429	$9,797,571

     The technology related intangible assets are being amortized on a straight line basis over approximately 8 years beginning with the start of its useful life, which the Company has estimated to be 2011, and the contract related intangible asset over approximately 3 years beginning with the date of acquisition. Amortization expense was approximately $30,000 for the three months ended March 31, 2009 and 2008, and is included in research and development in the Statement of Operations.
(4) NOTES PAYABLE
     Notes payable at March 31, 2009 and December 31, 2008 consisted of the following:

	March 31,	December 31,
	2009	2008

Senior Convertible Notes:
Senior convertible notes	$337,986	$331,448
Unamortized discount	(27,319)	(30,981)

	310,667	300,467

Senior Secured Notes:
Senior secured notes	2,209,426	2,209,426
Unamortized discount	(25,727)	(155,364)

	2,183,699	2,054,062

Total notes payable	2,494,366	2,354,529
Less current portion of notes payable	2,183,699	2,054,062

Notes payable, net of current portion	$310,667	$300,467

     Interest expense related to the Bridge Notes for the three months ended March 31, 2009 and 2008, including amortization of discounts and deferred financing costs, was approximately zero and $197,000, respectively. During the three months ended March 31, 2009 and 2008, interest expense on outstanding Senior Convertible Notes was satisfied by the issuance of additional Senior Convertible Notes in the amount of approximately $16,000 and $72,000, respectively. Interest expense related to the Secured Notes in the three months ended March 31, 2009 and 2008, including amortization of discounts and deferred financing costs, was approximately $162,000 and $10,000, respectively.
(5) DERIVATIVE INSTRUMENTS
     Derivative financial instruments are recognized as a liability on the consolidated balance sheet and measured at fair value.
     At January 1 and March 31, 2009, the Company had outstanding warrants to purchase 4,432,828 and 4,572,400 shares of its common stock. Included in these warrants are outstanding warrants to purchase 3,359,705 shares that are considered to be derivative instruments since the agreements contain “down round” provisions whereby the number of shares covered by the warrants is subject to change in the event of certain dilutive stock issuances. Changes in fair value of the derivative financial instruments are recognized currently in the Statement of Operations as a Derivatives Gain (Loss). The primary underlying risk exposure pertaining to the warrants is the change in fair value of the underlying common stock.
     At March 31, 2009, these warrants represent the only derivative instruments held by the Company. The fair value of these derivative instruments at March 31, 2009 was approximately $1,332,000 and is included in Derivative Warrant Liability, a current liability. The change in the fair value of the derivative warrant liability in the three months ended March 31, 2009, or $251,432, was recorded as a Derivative Loss in the Statement of Operations.
(6) FAIR VALUES OF ASSETS AND LIABILITIES
     In accordance with SFAS No. 157 — “Fair Value Measurements”, the Company groups its financial assets and financial liabilities generally measured at fair value in three levels, based on the markets in which the assets and liabilities are traded and the reliability of the assumptions used to determine fair value.
Level 1 — Valuation is based on quoted prices in active markets for identical assets or liabilities. Level 1 assets and liabilities generally include debt and equity securities that are traded in an active exchange market. Valuations are obtained from readily available pricing sources for market transactions involving identical assets or liabilities.
Level 2 — Valuation is based on observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. For example, Level 2 assets and liabilities may include debt securities with quoted prices that are traded less frequently than exchange-traded instruments or mortgage loans held for sale, for which the fair value is based on what the securitization market is currently offering for mortgage loans with similar characteristics.
Level 3 — Valuation is based on unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. Level 3 assets and liabilities include financial instruments whose value is determined using pricing models, discounted cash flow methodologies, or similar techniques, as well as instruments for which the determination of fair value requires significant management judgment or estimation. This category generally includes certain asset-backed securities, certain private equity investments, residential mortgage servicing rights, and long-term derivative contracts.
     The following methods and assumptions were used by the Company in estimating fair value for the warrants considered to be derivative instruments.
     The fair value of warrants is calculated using the Black-Scholes option pricing model. This option pricing model requires input of assumptions including the volatility of the Company’s stock price, the contractual term of the warrant and the risk-free interest rate. Volatility is estimated at historical stock prices. The risk-free rate is based on the yield of a U.S. Treasury security with a term consistent with the warrant. The underlying stock is valued based on the closing market price for the Company’s Common Stock.

     Assets and Liabilities Measured at Fair Value on a Recurring Basis
     Assets and liabilities measured at fair value on a recurring basis are summarized below:

	March 31, 2009
	Level 1	Level 2	Level 3	Fair Value

Liabilities:
Warrants	$—	$1,331,551	$—	$1,331,551

The Company may also be required, from time to time, to measure certain other financial assets at fair value on a nonrecurring basis. These adjustments to fair value usually result from application of lower-of-cost-or-market accounting or write-downs of individual assets. In the three months ended March 31, 2009, there were no such adjustments.
(7) SERIES A CONVERTIBLE PREFERRED STOCK
     Effective upon the Company’s reincorporation in Delaware on June 9, 2008, the Company is authorized in its Certificate of Incorporation to issue up to 10,000,000 shares of preferred stock with the rights, preferences and privileges to be fixed by the Board of Directors.
     Series A Preferred Stock Exchange
     In conjunction with the dividend on the Series A Convertible Preferred Stock, the Company accreted dividends of $41,815 for the three months ended March 31, 2009. For the three months ended March 31, 2009, the Company paid quarterly dividends of $41,804 in the form of 30,966 shares of Series A Convertible Preferred Stock.
     Series A-1 Preferred Stock and Warrant Financing
     In conjunction with the dividend on the Series A-1 Convertible Preferred Stock, the Company accreted dividends of $15,350 for the three months ended March 31, 2009. For the three months ended March 31, 2009, the Company paid quarterly dividends of $15,343 in the form of 15,343 shares of Series A-1 Convertible Preferred Stock.
     Series A-2 Preferred Stock and Warrant Financing
     On March 6 and March 13, 2009, the Company entered into a Stock and Warrant Purchase Agreement (the “A-2 Purchase Agreement”) with strategic institutional and accredited investors (the “A-2 Investors”) in connection with the Company’s private placement (the “A-2 Financing”) of 200,000 shares of its Series A-2 Convertible Preferred Stock (the “Series A-2 Stock”) at a price of $0.50 per share together with warrants to purchase a number of shares of the Company’s Common Stock equal to thirty-five percent (35%) of the number of shares of Series A-2 Stock purchased by each Investor (the “A-2 Warrants”) in the A-2 Financing. As of March 31, 2009, the Company had received gross proceeds of $100,000 from the A-2 Financing and the A-2 Financing is still ongoing. The Company allocated the proceeds between the Series A-2 Stock and the A-2 Warrants based on the relative fair value.
     Pursuant to the A-2 Purchase Agreement, the Company issued A-2 Warrants to the Investors to purchase up to 70,000 shares of Common Stock. The A-2 Warrants are immediately exercisable at a price per share of $0.75, subject to adjustment for stock splits, combinations or similar events, and will expire no later than February 28, 2014. The A-2 Warrants allow for cashless exercise. In addition, the Company has the option to redeem the A-2 Warrants, in whole but not in part, upon satisfaction of certain conditions, including (i) the availability of an effective registration statement or Rule 144 exemption for any resale by the holder, (ii) the shares of Common Stock trading at a price per share in excess of 200% of the then-applicable exercise price for ten (10) trading days out of a period of fifteen (15) consecutive trading days prior to the redemption, and (iii) an average daily trading volume during such fifteen (15) consecutive trading days of at least 50,000 shares of Common Stock. Finally, an exercise under the Warrants may not result in the holder beneficially owning more than 4.99% or 9.99%, as applicable, of all of the Common Stock outstanding at the time; provided, however, that a holder may waive the foregoing provision upon sixty-one (61) days’ advance written notice to the Company.

     The offer, sale and issuance to the A-2 Investors of the A-2 Shares, the A-2 Warrants and the shares of Common Stock issuable upon the exercise of the A-2 Warrants have been made in reliance on the statutory exemption from registration in Section 4(2) of the Securities Act, have not been and will not be registered under the Securities Act, and, unless so registered, may not be offered or sold in the United States, except pursuant to an applicable exemption from the registration requirements of the Securities Act and applicable state securities laws. The Company is not required to register for resale under the Securities Act the A-2 Shares issued to the A-2 Investors and the Common Stock issuable upon the exercise of the A-2 Warrants.
     Pursuant to the terms of the Certificate of Designation, Preference and Rights of Series A-2 Convertible Preferred Stock, each share of Series A-2 Stock is initially convertible into one share of Common Stock, subject to adjustment for stock splits, combinations or similar events and subject to customary anti-dilution provisions. The Series A-2 Stock will pay a quarterly dividend, at an annual rate of 8%, which is payable in cash or in kind at the option of the Company. Each A-2 Investor may convert their Shares at any time following issuance of the A-2 Shares. The Series A-2 Stock is not redeemable.
     Each holder of Series A-2 Stock shall have the right, exercisable on an all or none basis, to participate in the Company’s first equity offering or series of equity-linked offerings to occur after the date of the A-2 Financing that yields gross proceeds to the Company of at least $2,000,000 (the “Qualified Offering”) on the same terms and conditions as offered by the Company to the other purchasers of such securities issued and sold by the Company in the Qualified Offering (the “Additional Securities”), except that the consideration for each holder’s participation in the Qualified Offering shall be the surrender of 100% of such holder’s shares of Series A-2 Stock in exchange for Additional Securities with a purchase price equal to an aggregate of 115% of the Liquidation Preference of the Series A-2 Stock surrendered by such holder. The liquidation preferences of the Series A-2 Stock are consistent with the Series A-1 Convertible Preferred Stock (“Series A-1 Stock”) and the Series A Convertible Preferred Stock (“Series A Stock”) and the Series A-2 Stock is not redeemable.
     In the event that the Company liquidates, dissolves, or winds up its affairs (each, a “Liquidation Event”), the holders of Series A-2 Stock will be entitled to receive (subject to the rights of any securities designated as senior to the Series A-2 Stock) a liquidation preference equal to the greater of (i) $.50 per share or (ii) the amount that would be distributed in such Liquidation Event on the number of shares of common stock issuable upon conversion of the Series A-2 Stock. The Series A-2 Stock ranks pari passu with the Series A Stock and Series A-1 Stock. The Company cannot create or issue any security senior to the Series A-2 Stock without the approval of the holders of the majority of the aggregate outstanding Series A, Series A-1 Stock and Series A-2 Stock.
     In conjunction with the dividend on the Series A-2 preferred stock, the Company accreted dividends of $510 for the three months ended March 31, 2009. For the three months ended March 31, 2009, the Company paid quarterly dividends of $509 in the form of 1,017 shares of Series A-2 Stock.
(8) COMMON STOCK
     The Company has authorized 60,000,000 shares of common stock, $0.01 par value per share, of which 19,741,838 and 19,095,838 shares were issued and outstanding as of March 31, 2009 and December 31, 2008, respectively.
     Exercise of Stock Purchase Warrants
     In the three months ended March 31, 2009, the Company issued 8,750 shares of common stock in connection with a cashless exercise of stock purchase warrants to purchase 12,500 shares of common stock.
     Grant of Restricted Stock and Cancellation of Options
     On February 20, 2009, the Compensation Committee of the Board of Directors of the Company granted an aggregate of 637,250 restricted shares of the Company’s common stock with a fair value of approximately $255,000 to certain employees and officers of the Company (the “Restricted Share Grant”) pursuant to Restricted Stock Agreements under the Company’s 2008 Plan. Subject to the terms and conditions of the Restricted Stock Agreements, the restricted shares will vest upon the first to occur of (i) FDA approval of the Company’s Symphony tCGM System; or (ii) the sale of all or substantially all of the assets of the Company or all or substantially all of the outstanding capital stock of the Company in exchange for Liquid Proceeds. For the purposes of the Restricted Share Grants, “Liquid Proceeds” means (a) cash; (b) securities which can be sold immediately on NYSE or NASDAQ; (c) securities which are or will be registered such that they can be sold upon on NYSE or NASDAQ upon termination of a lock-up period not to exceed one hundred eighty (180) days; or (d) or a combination of cash and the foregoing securities. The Restricted Share Grant was effected under Section 4(2) of the Securities Act. In addition, the Compensation Committee also approved the cancellation of stock options for certain officers of the Company to purchase 1,250,000 shares of the Company’s common stock that were granted on September 14, 2007 at an exercise price per share equal to $2.39.

     The Company determined that the fair value of the restricted stock grant was less than the fair value of the cancelled options immediately prior to cancellation. Therefore, there was no incremental fair value and the Company will record the remaining unrecognized fair value of the cancelled options over the vesting period of the Restricted Share Grant. Compensation expense related to the Restricted Share Grant will be recognized when the Company concludes that achievement of the performance vesting conditions is probable. Through March 31, 2009, the Company has not concluded that achievement of the performance conditions related to the Restricted Share Grant was probable.
(9) STOCK OPTION PLANS
     In 1997, the Company adopted its 1997 Long-Term Incentive and Stock Option Plan (the “1997 Plan”). Pursuant to the 1997 Plan, the Company’s Board of Directors (or committees and/or executive officers delegated by the Board of Directors) may grant incentive and nonqualified stock options to the Company’s employees, officers, directors, consultants and advisors. The Company has reserved an aggregate of 150,000 shares of its common stock for issuance upon exercise of options granted under the 1997 Plan. As of March 31, 2009, there were options to purchase an aggregate of 25,000 shares of common stock outstanding under the 1997 Plan and 116,546 shares available for future option grants under the 1997 Plan.
     In connection with the Company’s strategic merger with ChoiceTel in 2002, the Company assumed all outstanding options under the 1999 Sontra Medical, Inc. Stock Option and Incentive Plan (the “1999 Plan”). The Company may not grant any additional options under the 1999 Plan. The Company assumed options to purchase an aggregate of 86,567 shares of common stock under the 1999 Plan. As of March 31, 2009, there were options to purchase an aggregate of 5,780 shares of common stock outstanding under the 1999 Plan and none available for future grants.
     In March 2003, the Company’s shareholders approved its 2003 Stock Option and Incentive Plan (the “2003 Plan”). Pursuant to the 2003 Plan, the Company’s Board of Directors (or committees and/or executive officers delegated by the Board of Directors) may grant incentive and nonqualified stock options, restricted stock and other stock-based awards to the Company’s employees, officers, directors, consultants and advisors. On May 22, 2007, the shareholders of the Company increased the number of shares authorized for issuance under the 2003 Plan by 1,000,000 shares. As of March 31, 2009, the maximum aggregate number of shares that may be authorized for issuance under the 2003 Plan for all periods is 1,600,000. As of March 31, 2009, there were restricted shares of common stock and options to purchase an aggregate of 1,013,750 shares of common stock outstanding under the 2003 Plan and 573,250 shares available for future grants under the 2003 Plan.
     On May 20, 2008, the Company’s shareholders approved the Echo Therapeutics, Inc. 2008 Equity Compensation Plan (the “2008 Plan”) at the Company’s Annual Meeting of Shareholders. The 2008 Plan provides for grants of incentive stock options to employees and nonqualified stock options and restricted stock to employees, consultants and non-employee directors of the Company. As of March 31, 2009, the number of shares authorized for issuance under the 2008 Plan was 1,700,000 shares. As of March 31, 2009, there were restricted shares of common stock and options to purchase an aggregate of 445,000 shares of common stock outstanding under the 2008 Plan and 1,255,000 shares available for future grants under the 2008 Plan.
     Share-Based Compensation
     For options and restricted stock issued and outstanding during the three months ended March 31, 2009 and 2008, the Company recorded additional paid-in capital and non-cash compensation expense of approximately $398,000 and $486,000, respectively, each net of estimated forfeitures.
     The fair value of each option award is estimated on the date of grant using the Black-Scholes option pricing model that uses the assumptions noted in the following table. Expected volatilities are based on historical volatility of the Company’s common stock using historical periods consistent with the expected term of the options. The Company uses historical data, as well as subsequent events occurring prior to the issuance of the financial statements, to estimate option exercise and employee termination within the valuation model. The expected term of options granted under the Company’s stock plans is based on the average of the contractual term (generally 10 years) and the vesting period (generally 24 to 42 months) as permitted under SEC Staff Accounting Bulletin No. 107 and 110. The risk-free rate is based on the yield of a U.S. Treasury security with a term consistent with the option. Restricted stock grants are valued based on the closing market price for the Company’s common stock on the grant date.

     The assumptions used principally for options granted to employees and members of the Company’s Board of Directors in the three months ended March 31, 2009 and 2008 were as follows:

	2009	2008
Risk-free interest rate	2.71 — 2.89%	3.45%
Expected dividend yield	—	—
Expected term (employee / director grants)	6.75 years	6 years
Forfeiture rate (excluding fully vested options)	11% — 33%	11%
Expected volatility	152.68 — 152.68%	156%
     A summary of option activity under the Company’s stock plans and options granted to officers of the Company outside any plan as of March 31, 2009 and changes during the three months then ended is presented below:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
Options	Shares	Price	Term	Value
Outstanding at January 1, 2009	3,944,530	$1.87
Granted	345,000	$0.44
Exercised	—	—
Forfeited or expired	(1,250,000)	$2.39

Outstanding at March 31, 2009	3,039,530	$0.89	8.68 years	$94,350

Exercisable at March 31, 2009	1,981,649	$1.04	8.52 years	$78,934

     The weighted-average grant-date fair value of options granted during the three months ended March 31, 2009 was $0.40 per share. Share-based compensation expense recognized in the three months ended March 31, 2009 was approximately $44,600 for options granted in the three months ended March 31, 2009. Total share-based compensation expense recognized in the three months ended March 31, 2009 was approximately $398,000. As of March 31, 2009, there was approximately $1,331,000 of total unrecognized compensation expense related to non-vested share-based option compensation arrangements, restricted stock and warrant compensation arrangements.
     On February 20, 2009, the Compensation Committee approved the cancellation of stock options for certain officers of the Company to purchase 1,250,000 shares of the Company’s common stock that were granted on September 14, 2007 at an exercise price per share equal to $2.39.
     Repricing of Certain Nonqualified Stock Options
     On February 20, 2009, the Compensation Committee of the Board of Directors of the Company approved a reduction of the exercise price of options for certain officers of the Company to purchase an aggregate of 1,300,000 shares of the Company’s common stock to $0.55 per share (the “Repricing”). Prior to the Repricing, the exercise price of such options was $1.39 per share. All other terms of the options remained the same. The Company also repriced options held by certain employees and consultants for the purchase of 550,000 shares of Common Stock with original exercise prices between $0.61 and $2.25 to an exercise price of $0.40. The excess of the fair value of the modified options over the fair value of the original options immediately prior to modification, or approximately $35,000, will be added to the unrecognized portion of the original grants and charged to expense over the remaining vesting period of the options.
     Restricted Stock Grants
     As of March 31, 2009, the Company had outstanding restricted stock grants amounting to 930,125 shares at a weighted-average grant-date fair value of $0.82 per share. Of the outstanding restricted stock grants, 279,750 shares have not been registered under the Securities Act. A summary of the status of the Company’s nonvested restricted stock grants as of March 31, 2009, and changes during the three months ended March 31, 2009, is presented below:

		Weighted-
		Average
		Grant-Date
Nonvested Shares	Shares	Fair Value
Nonvested at January 1, 2009	3,750	$1.77
Granted	637,250	0.40
Vested	—	—
Forfeited	—	—

Nonvested at March 31, 2009	641,000	$0.40

Vested at March 31, 2009	289,125	$1.74

     Share-based compensation recognized in the three months ended March 31, 2009 related to restricted stock grants to officers and directors was approximately $12,200.
     Grant of Restricted Stock to Officers and Certain Employees
     On February 20, 2009, the Compensation Committee granted an aggregate of 637,250 restricted shares of the Company’s common stock to certain employees and officers of the Company pursuant to Restricted Stock Agreements under the Company’s 2008 Plan (see note 8).
(10) WARRANTS
     At March 31, 2009, the Company had the following outstanding warrants:

	Number of
	Shares	Exercise	Date of
	Exercisable	Price	Expiration
Issued to investors and placement agent in private placement	118,620	$24.50	12/8/2009
Issued to investor in former subsidiary	15,000	$50.00	2/23/2010
Issued to investors and placement agent in private placement	476,830	$5.80	3/7/2011
Issued to investors in private placement	536,250	$0.21	1/30/2014
Issued to investors and placement agent in private placement	599,250	$1.38	6/15-7/16/2012
Issued to financial advisor	6,000	$1.58	7/25/2012
Issued to financial advisor	54,000	$0.55	1/30/2014
Issued to financial advisor in connection with an acquisition	80,750	$2.18	9/14/2012
Issued to financial advisor in connection with an acquisition	344,250	$0.55	1/30/2014
Issued to financial advisor	39,978	$1.49	2/11/2013
Issued to financial advisor	135,035	$0.55	1/30/2014
Issued to Senior Convertible Note holders	849,059	$1.00	2/11/2013
Issued to Secured Note holders	688,300	$1.89	3/14/2013
Issued to financial advisor	26,833	$0.55	1/30/2014
Issued to Senior Convertible Note holders	153,912	$1.00	9/30/2013
Issued to investors in private placement	268,333	$1.50	10/28/2013-10/31/2013
Issued to investors in private placement	70,000	$0.75	3/6-3/13/2014
Issued to vendor	50,000	$0.70	3/2/2012
Issued to vendor	60,000	$0.60	3/15/2014

Total	4,572,400

Weighted average exercise price		$2.35

Weighted average duration in years			3. 82 years

     Issuances of Warrants to Service Providers
     On March 2, 2009, the Company issued warrants to purchase 50,000 shares of the Company’s common stock at an exercise price of $0.70 per share to a vendor for engineering services. The warrants have a three year term. The fair value of the services has been determined to be approximately $13,400 and was charged to share-based compensation expense.
     On March 15, 2009, the Company issued warrants to purchase 60,000 shares of the Company’s common stock at an exercise price of $0.60 per share in consideration for the interest-free deferral of amounts currently owed, and amounts to be invoiced, for consulting services. The warrants have a five year term. The warrants vest at 20,000 shares immediately and an additional 10,000 shares vest on each of October 1, 2009, January 1, 2010, April 1, 2010 and July 1, 2010 unless the Company pays all outstanding invoices due to the service provider in full prior to any such vesting date. The fair value of the warrants has been determined to be approximately $24,500 and will be recognized over the vesting period as share-based compensation expense
     Issuance of Warrants for Financing
     In conjunction with the Series A-2 Preferred Stock and Warrant Financing (see Note 7), the Company issued the A-2 Investors warrants to purchase 70,000 shares of common stock at an exercise price of $.75 per share with a five year term. The fair value of the warrants on the issuance date was approximately $29,000.
     Re-pricing of Warrants to Financial Advisor and Affiliates
     On January 30, 2009, the Company entered into an engagement letter with Burnham Hill Partners LLC (“BHPLLC”) pursuant to which BHPLLC will provide financial advisory services to the Company (the “Advisory Agreement”) only as requested by the Company from time to time. In connection with BHPLLC’s engagement under the Advisory Agreement, all warrants held by BHPLLC and/or its registered employees on January 30, 2009 (the “Amended Warrants”) were amended with a term of five (5) years from the date of the Advisory Agreement and an exercise price equal to the lower of (i) $0.55 or (ii) the current exercise price of such warrants. Additionally, if and when the Company first requests financial advisory services from BHPLLC pursuant to the Agreement, the Company shall issue to BHPLLC and/or its registered assignees or designees an aggregate of 360,000 warrants in substantially the same form as the Amended Warrants.
     On February 19, 2009, BHPLLC and the Company amended the Advisory Agreement, effective as of January 30, 2009, to reflect their original intention to amend warrants held by BHPLLC and/or its registered employees and affiliates of BHPLLC and/or its registered employees on January 30, 2009. As a result, a total of 560,118 shares were repriced to $0.55 per share on January 30, 2009. The closing price of the Company’s stock on January 30, 2009 was $0.30. The excess of the fair value of the modified warrants over the fair value of the original warrants immediately prior to modification, or approximately $14,000 was charged to stock compensation expense during the three months ended March 31, 2009.
(11) SUBSEQUENT EVENTS
     Series A-2 Preferred Stock and Warrant Financing and Amended Agreement
     In connection with the Series A-2 Financing, the Company received gross proceeds of $525,000 in April 2009 representing a total of 1,050,000 shares of Series A-2 Stock and warrants to purchase 517,500 shares of Common Stock. The A-2 Financing is ongoing through May 30, 2009.
     On April 8, 2009, the Company entered into an Amended and Restated Stock and Warrant Purchase Agreement dated as of April 2, 2009 (the “Amended A-2 Purchase Agreement”) with the A-2 Investors and certain strategic institutional and accredited investors in connection with the A-2 Financing of an aggregate of 700,000 shares of Series A-2 Stock (200,000 shares during the three months ended March 31, 2009 and 500,000 shares on April 8, 2009) at a price of $.50 per share, together with warrants to purchase a number of shares of the Company’s Common Stock equal to (i) thirty-five percent (35%), or (ii) for investments of $250,000 or more, fifty percent (50%), of the number of shares of Series A-2 Stock purchased by each A-2 Investor in the A-2 Financing (the “Amended A-2 Warrants”).
     Extension of Maturity Date for Senior Secured Notes
     On April 23, 2009, the Company and Imperium entered into an amendment agreement (the “Amendment”) pursuant to which the Company and Imperium agreed to extend the maturity date of the Secured Notes issued by the Company to Imperium on March 24, 2008 and April 24, 2008 (together, the “Notes”) to May 31, 2009. The Notes originally had maturity dates of March 24, 2009 and April 24, 2009, respectively. The purpose of the maturity date extension is to provide the Company and Imperium sufficient time to amend the financing agreement and the Secured Notes to provide for, subject to certain conditions, at least a one-year extension of the maturity of the Secured Notes, in addition to other provisions in the agreement.
     Re-pricing of Warrants to Investor
     On April 6, 2009, the Company executed a letter agreement pursuant to which it agreed to change the exercise price of all outstanding warrants for the purchase of 950,085 shares of Common Stock with exercise prices between $1.50 and $1.00 to $0.75 for an investor and its subsidiaries. The Company is in the process of determining the accounting treatment for this transaction, however, certain warrants that were repriced are included in the derivative warrant liability on the balance sheet.
     Grant of Restricted Stock to Employee
     On May 8, 2009, the Company issued 50,000 restricted shares of the Company’s common stock with a fair value of approximately $34,000 to an employee of the Company (the “Restricted Share Grant”) pursuant to a Restricted Stock Agreement under the Company’s 2008 Plan. Subject to the terms and conditions of the Restricted Stock Agreement, the restricted shares will vest upon the first to occur of (i) FDA approval of the Company’s Symphony tCGM System; or (ii) the sale of all or substantially all of the assets of the Company or all or substantially all of the outstanding capital stock of the Company in exchange for Liquid Proceeds. For the purposes of the Restricted Share Grants, “Liquid Proceeds” means (a) cash; (b) securities which can be sold immediately on NYSE or NASDAQ; (c) securities which are or will be registered such that they can be sold upon on NYSE or NASDAQ upon termination of a lock-up period not to exceed one hundred eighty (180) days; or (d) or a combination of cash and the foregoing securities. The Restricted Share Grant was effected under Section 4(2) of the Securities Act. Compensation expense related to these restricted shares will be recognized when the Company concludes that achievement of the performance vesting conditions is probable.
ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
     The following discussion of our consolidated financial condition and results of operations should be read in conjunction with the financial statements and the related notes thereto included in the Company’s Form 10-K for the year ended December 31, 2008 and elsewhere in this Form 10-Q. The matters discussed herein contain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Section 27A of the Securities Act of 1933, as amended, which involve risks and uncertainties. All statements other than statements of historical information provided herein may be deemed to be forward-looking statements. Without limiting the foregoing, the words “believes”, “anticipates”, “plans”, “expects” and similar expressions are intended to identify forward-looking statements. The factors that could cause actual future results to differ materially from current expectations include, but are not limited to, risks related to regulatory approvals and the success of our ongoing studies, including the efficacy of our Symphony tCGM System, the failure of future development and preliminary marketing efforts related to our tCGM system, risks and uncertainties relating to our ability to develop, market and sell diagnostic products based on our skin permeation platform technologies, including the Prelude SkinPrep System, the availability of substantial additional equity or debt capital to support our research, development and product commercialization activities, the success of our research, development, and regulatory approval, marketing and distribution plans and strategies, including those plans and strategies related to our tCGM System and those discussed in “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008 and elsewhere in this report and the risks discussed in our other filings with the SEC. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s analysis, judgment, belief or expectation only as of the date hereof. We undertake no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date hereof.
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
     The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As of March 31, 2009, the Company had cash of approximately $56,000, a working capital deficit of approximately $4,931,000 and an accumulated deficit of approximately $57,727,000. Through March 31, 2009, the Company has not been able to generate sufficient sales from its operations to cover its costs and operating expenses. Although the Company has been able to obtain unsecured and secured debt and issue securities through a series of private placements to raise capital in order to fund its operations, it is not known whether the Company will be able to continue this practice, or be able to obtain other types of financing to meet its cash operating expenses. This, in turn, raises substantial doubt about the Company’s ability to continue as a going concern. Subsequent to March 31, 2009, the Company received gross proceeds from its ongoing Series A-2 Preferred Stock and Warrant Financing of approximately $525,000 (see Note 11). Additional financing is necessary to fund operations in 2009 and beyond. Management is currently pursuing additional private equity financing, and such financing is expected to be completed during 2009. However, no assurances can be given as to the success of these plans. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.
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
     Our specialty pharmaceuticals pipeline, resulting from our acquisition of Durham Pharmaceuticals Ltd. in September 2007, is based on our proprietary AzoneTS™ transdermal drug reformulation technology. We believe that, despite their commercial success in large, chronic markets, many FDA-approved products with safety, efficacy and/or patient comfort and convenience issues that limit or prohibit their full commercial potential are amenable to our AzoneTS reformulation technology focused on improved dermal penetration. We are leveraging our AzoneTS dermal penetration technology to engineer and develop a broad range novel topical reformulations of commercially successful, FDA-approved products, generally in accordance with the FDA’s Section 505(b)(2) guidelines. Our lead AzoneTS product candidate is Durhalieve™, an AzoneTS topical reformulation of triamcinolone acetonide. Durhalieve is covered by our New Drug Application on file with the FDA for treatment of corticosteroid-responsive dermatoses. Also, we believe that Durhalieve has the potential to be an effective topical (needle-free) treatment for keloid scarring.
     We have engaged a clinical research organization to advise and manage the final product development requirements for our Durhalieve drug candidate. Presently, we are working to satisfy the FDA’s remaining manufacturing and clinical study requirements necessary to secure FDA approval of Durhalieve.
Research and Development
     A significant portion of our research and development expenses includes salaries paid to personnel and outside consultants and service providers, as well as for the cost of materials used in research and development, clinical studies, prototype manufacturing and related information technology and the allocation of facilities costs. Unfortunately, due to financial constraints, we have been unable to advance our medical device product development programs as rapidly as we had originally anticipated.

     Following the acquisition of AzoneTS and the related drug candidates, we have continued to advance the development programs for Durhalieve for the treatment of corticosteroid-responsive dermatoses and for the early stage AzoneTS reformulation drug candidates. Unfortunately, due to financial constraints, we have been unable to advance our AzoneTS product development programs as rapidly as we had originally anticipated, and none of the specialty pharmaceutical development programs have been completed. If we are unable to complete our current planned development schedule for Durhalieve, then we may incur additional expenses, which additional expenses cannot be estimated at this time, to commercialize Durhalieve. Should Durhalieve not receive FDA approval, then we may be required to write-off all or a portion of the intangible assets acquired as an impairment charge based on the specific facts and circumstances that will be evaluated at a future date.
     We made a strategic decision to focus our product development efforts on our Symphony tCGM system and Prelude SkinPrep system because we concluded that these products are these product are the most advanced products (as to product development effort) in our pipeline and, we believe, the regulatory path to FDA approval may be a more efficient process than our specialty pharmaceutical product candidates.
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
     On an ongoing basis, we evaluate our estimates and judgments for all assets and liabilities, including those related to stock-based compensation. We base our estimates and judgments on historical experience, current economic and industry conditions and on various other factors that are believed to be reasonable under the circumstances. This forms the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. There have been no changes in our critical accounting policies and estimates as filed with the United States Securities and Exchange Commission (“SEC”) on April 13, 2009.
     We believe that full consideration has been given to all relevant circumstances that we may be subject to, and the consolidated financial statements accurately reflect our best estimate of the results of operations, financial position and cash flows for the periods presented.
Results of Operations
     As of March 31, 2009, we had eleven (11) employees and used the services of two (2) independent contractors. Of this group of employees and contractors, five (5) are involved with finance and administration and eight (8) are involved with research and development, and clinical and regulatory matters. In addition to these individuals, we utilize outside contract engineering and contract manufacturing firms to support our operations. We have engaged a clinical research organization and several consulting firms involved with regulatory strategy and clinical trial planning. We believe that with sufficient funding during the next 12 months, we will increase the number of employees in the areas of clinical research and testing, customer development and product marketing.
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
     Comparison of the quarters ended March 31, 2009 and 2008
     Research and Development Expenses — Research and development expenses decreased by approximately $482,000 to approximately $288,000 for the quarter ended March 31, 2009 from approximately $770,000 for the quarter ended March 31, 2008. Research and development expenses decreased primarily as a result of our decreased product and clinical development activity for our Symphony and Prelude systems, including reduced outside contractor and employee costs. Our decreased product and clinical development activity was due principally to our need to control costs and expenses while we pursued additional funding needed to continue our operations. Research and development expenses amounted to approximately 33% of total operating expenses during the quarter ended March 31, 2009, and included product development expenses for our Prelude skin preparation technology, product development for our Symphony transdermal continuous glucose monitoring (tCGM) system, and regulatory consulting expenses related to our medical device products. Product development and clinical expenses included in research and development expenses represented approximately 96% and 4%, respectively, of research and development expenses for the quarter ended March 31, 2009. During the quarter ended March 31, 2008 the Company conducted a critical care trial at a Boston hospital, and completed numerous in-house clinical studies. We engaged several engineering and product development firms during the three months ended March 31, 2008 for the purposes of developing our Symphony and Prelude devices to be used for obtaining marketing approval from the FDA. Product development and clinical expenses amounted to approximately 94% and 6%, respectively, of research and development expenses for the quarter ended March 31, 2008.
     Selling, General and Administrative Expenses — Selling, general and administrative expenses decreased by approximately $617,000 to approximately $573,000 for the quarter ended March 31, 2009 from approximately $1,190,000 for the quarter ended March 31, 2008. The net decrease was due to the combination of a decrease of approximately $88,000 in share-based compensation expenses from approximately $486,000 in 2008 to approximately $398,000 in 2009, a decrease of approximately $58,000 in salaries and payroll taxes from 2008 to 2009, a decrease of approximately $250,000 in investor relations and a decrease in additional public company costs related to legal, accounting, printing and media costs. Selling, general and administrative expenses represented 67% and 61% of total operating expenses during the quarters ended March 31, 2009 and 2008, respectively. Share-based compensation expenses are non-cash charges relating to the fair value of restricted common stock, options and warrants to purchase our common stock issued to employees, directors and certain service providers. We are not engaged in selling activities and, accordingly, general and administrative expenses relate principally to salaries and benefits for our executive, financial and administrative staff, public company reporting costs, legal, accounting, printing and media costs, capital-raising costs, and costs for general operations.
     Other Income (Expense) — Interest income was approximately zero for the quarter ended March 31, 2009 compared to interest income of approximately $10,000 for the quarter ended March 31, 2008, a decrease of approximately $10,000. The decrease in interest income was primarily attributable to our lower average amount of cash equivalents and short term investments on hand during the three months ended March 31, 2009 compared to the same period in 2008.
     Interest Expense — Interest expense was approximately $179,000 for the three months ended March 31, 2009, compared to interest expense of approximately $280,000 for the same period in 2008, a decrease of $101,000. The approximate net decrease in interest expense for each note payable obligation is shown in the table below:

	Three months ended
	March 31,	March 31,	Increase
Note Payable Obligation	2009	2008	(Decrease)
Senior promissory bridge notes	$—	$197,000	$(197,000)
Senior convertible notes	16,000	72,000	(56,000)
Senior secured notes	162,000	10,000	152,000
Other short-term financing	1,000	1,000	—

Total notes payable	$179,000	$280,000	$(101,000)

Non-cash Interest included above	$177,000	$255,000	$(78,000)

     Senior promissory bridge notes in the amount of approximately $1,325,000 were converted into Senior Convertible Notes as of February 11, 2008. Senior convertible notes in the amount of approximately $2,078,000 commenced on February 11, 2008 and were exchanged for Series A Preferred Stock on September 30, 2008. We entered into a series of senior secured notes during the period March 23, 2008 through June 3, 2009, borrowing up to an approximate balance of $2,209,000 as of March 31, 2009. In connection with these financings, we incurred non-cash interest expense of approximately $177,000 and $255,000 for the three months ended March 31, 2009 and 2008, respectively, related primarily to the amortization of discounts on notes payable, the amortization of deferred financing costs and interest satisfied through the issuance of promissory notes.
     Derivative Loss — At March 31, 2009, we had outstanding warrants to purchase 4,572,400 shares of our common stock. Included in these warrants are outstanding warrants to purchase 3,359,705 shares that are considered to be derivative instruments since the agreements contain “down round” provisions whereby the number of shares covered by the warrants is subject to change in the event of certain dilutive stock issuances. Changes in fair value of the derivative financial instruments are recognized currently in the Statement of Operations as a Derivative Gain (Loss). The primary underlying risk exposure pertaining to the warrants is the change in fair value of the underlying common stock. At March 31, 2009, these warrants represent the only derivative instruments held by the Company. The fair value of these derivative instruments at March 31, 2009 was approximately $1,332,000, and is included in Derivative Liability on the balance sheet. In connection with this liability, approximately $1,080,000 was recorded as a decrease in accumulated deficit as of January 1, 2009 and approximately $251,000 was recorded as a derivative loss for the three months ended March 31, 2009.
     In 2008, due to certain requirements to obtain and maintain an effective registration statement covering the shares of common stock underlying the Imperium Warrants, we originally determined that the Imperium Warrants did not meet the requirements for classification as equity as described in EITF Issue No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock.” As a result, the fair value of the Imperium Warrants was recorded as a derivative liability which resulted in the recognition of a derivative loss upon issuance in the amount of approximately $569,000 in March 2008. As of May 14, 2008, the Company and Imperium executed Amendment No. 1 to the Registration Rights Agreement and, as a result, the Imperium Warrants were no longer required to be recorded as a derivative liability. The derivative liability was adjusted to fair value at March 31, 2008 with the decrease in the fair value of approximately $30,000 being recorded as a reduction of the derivative loss.
     Loss on Extinguishment of Debt — In 2008, we determined that the terms of the Senior Convertible Notes were deemed “substantially different,” as described in EITF Issue No. 96-19, "Debtor’s Accounting for a Modification or Exchange of Debt Instruments,” from the terms of the Bridge Notes based on the change in the fair value of the embedded conversion features. As a result, we recorded the Senior Convertible Notes issued in exchange for the Bridge Notes (originally issued in September 2007) at fair value on the date of issuance (February 11, 2008) and recorded a loss on extinguishment of debt of approximately $586,000 for the three months ended March 31, 2008. The fair value of the warrants issued to the holders of the Bridge Notes upon conversion into the Senior Convertible Notes in February 2008, which we estimated to be approximately $626,000, was also included in the loss on extinguishment of debt for the three months ended March 31, 2008. The difference between the fair value and the face value of the Senior Convertible Notes is being accreted to interest expense over the term of the notes.
     Net Loss — As a result of the factors described above, we had a net loss of approximately $1,291,000 for the quarter ended March 31, 2009 compared to approximately $3,981,000 for the quarter ended March 31, 2008.
Liquidity and Capital Resources
     We have financed our operations since inception primarily through private sales of our common stock and preferred stock, the issuance of convertible promissory notes and secured promissory notes, and cash received in connection with exercises of common stock purchase options and warrants. As of March 31, 2009, we had approximately $56,000 of cash and cash equivalents, with no other short term investments.
     Net cash used in operating activities was approximately $287,000 for the quarter ended March 31, 2009. The use of cash in operating activities was primarily attributable to the net loss of approximately $1,291,000 for the quarter ended March 31, 2009, offset by non-cash expenses of approximately $251,000 for derivative losses, approximately $42,000 for depreciation and amortization, approximately $398,000 for share-based compensation expense, and approximately $177,000 in non-cash interest expense relating to the Senior Convertible Promissory Notes and Secured Senior Promissory Notes. An increase in accounts payable provided approximately $123,000 of cash. Changes in other current assets and current liabilities provided net cash of approximately $13,000.
     Net cash provided by investing activities was approximately $1,000 for the quarter ended March 31, 2009, from the release of a restricted cash account.
     Net cash provided by financing activities was approximately $100,000 for the quarter ended March 31, 2009, primarily attributable to the proceeds from the sale of Series A-2 Convertible Preferred Stock of approximately $100,000.
     At March 31, 2009, we had outstanding warrants to purchase 4,572,400 shares of common stock at exercise prices ranging from $0.21 to $50.00.
     As of May 13, 2009, we had cash and cash equivalents of approximately $215,000.
     Our management continues to aggressively pursue additional financing from existing relationships (prior shareholders, investors and lenders) and from new investors. In 2008, we engaged an investment banking firm to assist us with these efforts. Our ability to incur additional indebtedness is limited due to the need to obtain consent of the holder under the terms of our Secured Notes. In addition, our agreement with the holder of the Secured Notes contains a number of restrictive covenants, including a requirement to maintain stockholders’ equity, as defined, equal to or in excess of $6.5 million. In order to advance our product development, clinical programs and financing activities, we expect our monthly operating costs associated with salaries and benefits, consulting costs, legal costs and other working capital costs to increase. Accordingly, we have relied primarily on raising equity capital in order to continue our operations in order to achieve our business objectives while continuing to satisfy the restrictive covenants of the Secured Notes, and we plan to continue to do so throughout 2009.
     The current economic conditions have had a significant impact on our ability to raise necessary capital to fund our product development and clinical programs in accordance with our original projected level of operations. We believe that uncertainties in the financial markets have limited the availability of financing for us. During 2009, our product development, clinical programs and FDA meetings and communication plans will be conducted to the extent possible based on available funding from investors. During the three months ended March 31, 2009, we reduced our expected development and clinical costs while pursuing necessary funding for operations. Without sufficient funding for our programs, our progress to obtain regulatory approval for our medical device product Symphony tCGM System and our specialty pharmaceutical candidate Durhalieve may be delayed.
     We have the ability to manage our costs aggressively and increase our operating efficiencies while continuing an effective level of product development and clinical programs thereby maximizing the time available to complete an equity financing. During the three months ended March 31, 2009, we have reduced our product development and clinical programs as we continue to pursue equity financing. Equity financing delays in the future could cause us to further delay or halt our product development and clinical programs. Although we believe that required financing can be obtained, there can be no guarantee that additional equity capital will be available in sufficient amounts on terms favorable to us, if at all.
     Even if we are successful in raising additional debt or equity capital during 2009, we will still be required to raise substantial additional capital in the future to fund our research, development and clinical programs, commercialize our product candidates and achieve profitability. Our ability to fund our future operating requirements will depend on many factors, including the following:
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
     Series A-2 Preferred Stock and Warrant Financing — On March 6 and March 13, 2009, we entered into a Stock and Warrant Purchase Agreement (the “A-2 Purchase Agreement”) with strategic institutional and accredited investors (the “A-2 Investors”) in connection with our private placement (the “A-2 Financing”) of 200,000 shares of its Series A-2 Convertible Preferred Stock (the “Series A-2 Stock”) at a price of $0.50 per share together with warrants to purchase a number of shares of our Common Stock equal to thirty-five percent (35%) of the number of shares of Series A-2 Stock purchased by each A-2 Investor (the “A-2 Warrants”) in the A-2 Financing. As of March 31, 2009, we had received gross proceeds of $100,000 from the A-2 Financing and the A-2 Financing is still ongoing. Pursuant to the A-2 Purchase Agreement, we issued A-2 Warrants to these A-2 Investors to purchase up to 70,000 shares of Common Stock. The A-2 Warrants are immediately exercisable at a price per share of $0.75, subject to adjustment for stock splits, combinations or similar events, and will expire no later than February 28, 2014. The A-2 Warrants allow for cashless exercise. In addition, we have the option to redeem the A-2 Warrants, in whole but not in part, upon satisfaction of certain conditions, including (i) the availability of an effective registration statement or Rule 144 exemption for any resale by the holder, (ii) the shares of Common Stock trading at a price per share in excess of 200% of the then-applicable exercise price for ten (10) trading days out of a period of fifteen (15) consecutive trading days prior to the redemption, and (iii) an average daily trading volume during such fifteen (15) consecutive trading days of at least 50,000 shares of Common Stock. Finally, an exercise under the Warrants may not result in the holder beneficially owning more than 4.99% or 9.99%, as applicable, of all of the Common Stock outstanding at the time; provided, however, that a holder may waive the foregoing provision upon sixty-one (61) days’ advance written notice to the Company.

     In connection with the A-2 Preferred Stock and Warrant Financing, the Company received gross proceeds of $525,000 in April 2009 representing a total of 1,050,000 shares of Preferred Stock and warrants to purchase 517,500 shares. The A-2 Financing is ongoing through May 30, 2009.
     On April 8, 2009, the Company entered into an Amended and Restated Stock and Warrant Purchase Agreement dated as of April 2, 2009 (the “Amended A-2 Purchase Agreement”) with the A-2 Investors and certain strategic institutional and accredited investors in connection with the A-2 Financing of an aggregate of 700,000 shares of Series A-2 Stock (200,000 shares during Q1 09 and 500,000 shares on April 8, 2009) at a price of $.50 per share, together with warrants to purchase a number of shares of the Company’s Common Stock equal to (i) thirty-five percent (35%), or (ii) for investments of $250,000 or more, fifty percent (50%), of the number of shares of Series A-2 Stock purchased by each A-2 Investor in the A-2 Financing.
     The offer, sale and issuance to the A-2 Investors of the Series A-2 Stock, the A-2 Warrants and the shares of Common Stock issuable upon the exercise of the A-2 Warrants have been made in reliance on the statutory exemption from registration in Section 4(2) of the Securities Act, have not been and will not be registered under the Securities Act, and, unless so registered, may not be offered or sold in the United States, except pursuant to an applicable exemption from the registration requirements of the Securities Act and applicable state securities laws. The Company is not required to register for resale under the Securities Act the Series A-2 Stock issued to the A-2 Investors and the Common Stock issuable upon the exercise of the A-2 Warrants.
     Pursuant to the terms of the Certificate of Designation, Preference and Rights of Series A-2 Convertible Preferred Stock, each share of Series A-2 Stock is initially convertible into one share of Common Stock, subject to adjustment for stock splits, combinations or similar events and subject to customary anti-dilution provisions. The Series A-2 Stock will pay a quarterly dividend, at an annual rate of 8%, which is payable in cash or in kind at our option. Each Investor may convert its Series A-2 Stock at any time following issuance of the Series A-2 Stock. The Series A-2 Stock is not redeemable.
     Each holder of Series A-2 Stock shall have the right, exercisable on an all or none basis, to participate in our first equity offering or series of equity-linked offerings to occur after the date of the Financing that yields gross proceeds to us of at least $2,000,000 (the “Qualified Offering”) on the same terms and conditions as offered by us to the other purchasers of such securities issued and sold by us in the Qualified Offering (the “Additional Securities”), except that the consideration for each holder’s participation in the Qualified Offering shall be the surrender of 100% of such holder’s shares of Series A-2 Stock in exchange for Additional Securities with a purchase price equal to an aggregate of 115% of the Liquidation Preference of the Series A-2 Stock surrendered by such holder. The liquidation preferences of the Series A-2 Stock are consistent with the Series A-1 and Series A Stock and the Series A-2 Stock is not redeemable.
     In the event that we liquidate, dissolve, or wind up our affairs (each, a “Liquidation Event”), the holders of Series A-2 Stock will be entitled to receive (subject to the rights of any securities designated as senior to the Series A-2 Stock) a liquidation preference equal to the greater of (i) $.50 per share or (ii) the amount that would be distributed in such Liquidation Event on the number of shares of common stock issuable upon conversion of the Series A-2 Stock. The Series A-2 Stock ranks pari passu with the Series A Stock and Series A-1 Stock. We cannot create or issue any security senior to the Series A-2 Stock without the approval of the holders of the majority of the aggregate outstanding Series A, Series A-1 Stock and Series A-2 Stock.
     In conjunction with the dividend on the Series A-2 preferred stock, the Company accreted dividends of $510 for the three months ended March 31, 2009 and for the same period we paid annual dividends of $509 in the form of 1,017 shares of Series A-2 Stock.
     As of March 31, 2009, the Company satisfied 8% quarterly dividend commitments for its Series A Stock, Series A-1 Stock and Series A-2 Stock with the issuance of additional preferred stock of 30,966 shares, 15,343 shares, and 1,017 shares, respectively.
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
PART II—OTHER INFORMATION
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
     On March 2, 2009, we issued warrants to purchase 50,000 shares of the Company’s common stock at an exercise price of $0.70 per share to a vendor in consideration for engineering services. The warrants have a three year term. The issuance of the warrants was made in a transaction not involving any public offering pursuant to an exemption from registration under Section 4(2) of the Securities Act.
     On March 15, 2009, we issued warrants to purchase 60,000 shares of the Company’s common stock at an exercise price of $0.60 per share in consideration for the interest-free deferral of amounts currently owed, and amounts to be invoiced, for consulting services. The warrants have a five year term. The warrants vest at 20,000 shares immediately and an additional 10,000 shares vest on each of October 1, 2009, January 1, 2010, April 1, 2010 and July 1, 2010 unless the Company pays all outstanding invoices due to the service provider in full prior to any such vesting date. The fair value of the warrants has been determined to be approximately $24,500 and will be recognized over the vesting period. The issuance of the warrants was made in a transaction not involving any public offering pursuant to an exemption from registration under Section 4(2) of the Securities Act.
Item 5. Other Information.
     Our 2009 annual shareholders’ meeting will be held on July 8, 2009 at 4:00 p.m. EST at the offices of Drinker Biddle & Reath LLP, located at One Logan Square, 1800 Cherry Street, Philadelphia, Pennsylvania 19103. The meeting will be held in July to provide management adequate time, following the close of our Series A-2 Convertible Preferred Stock and Warrant Financing, to prepare for the meeting and present to our shareholders all matters which need to be approved at the meeting.

Item 6. Exhibits.
     The Exhibits listed in the Exhibit Index immediately preceding such Exhibits are filed with or incorporated by reference in this report.
SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ECHO THERAPEUTICS, INC.
Date: May 15, 2009	By:	/s/ Patrick T. Mooney, M.D.
Patrick T. Mooney, M.D.
Chief Executive Officer and Chairman of the Board

	By:	/s/ Harry G. Mitchell, CPA
Harry G. Mitchell, CPA
Chief Operating Officer, Chief Financial Officer and Treasurer

EXHIBIT INDEX

Exhibit No.	Item.

4.1	Form of Warrant to Purchase Common Stock is incorporated herein by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K dated April 14, 2009.

4.2	Form of Restricted Stock Agreement is incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated May 20, 2008.

10.1	Letter agreement between the Company and Burnham Hill Partners LLC dated January 30, 2009 is incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated January 30, 2009.

10.2	Letter agreement between the Company and Imperium Master Fund, Ltd. dated March 23, 2009 is incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated March 23, 2009.

10.3	Amended and Restated Stock and Warrant Purchase Agreement by and among the Company and the Investors named therein, dated as of April 2, 2009, is incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K dated April 14, 2009.

10.4	Letter agreement between the Company and Imperium Master Fund, Ltd. dated April 23, 2009 is incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated April 24, 2009.

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Operating Officer, Chief Financial Officer and Treasurer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Operating Officer, Chief Financial Officer and Treasurer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Certificate of Designation, Rights and Preferences of Series A-2 Preferred Stock is incorporated herein by reference to Exhibit 99.1 of the Company’s Current Report on Form 8-K dated April 14, 2009.