Form 10-Q
period 2009-06-30
Echo Therapeutics, Inc.
filed 2009-08-13
CIK 1031927

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2009.
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     As of August 2, 2009, 23,417,250 shares of the registrant’s Common Stock. $0.01 par value, were issued and outstanding.

ECHO THERAPEUTICS, INC.
Quarterly report on Form 10-Q for the period ended June 30, 2009

PART I—FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements.
Echo Therapeutics, Inc.
Consolidated Balance Sheets

	As of,
	June 30,	December 31,
	2009	2008
	Unaudited
ASSETS
Current Assets:
Cash and cash equivalents	$907,537	$242,867
Prepaid expenses and other current assets	18,537	17,132

Total current assets	926,074	259,999

Property and Equipment, at cost:
Computer equipment	242,495	242,495
Office and laboratory equipment	609,029	609,029
Furniture and fixtures	14,288	14,288
Manufacturing equipment	129,320	129,320
Leasehold improvements	177,768	177,768

	1,172,900	1,172,900
Less-Accumulated depreciation and amortization	(1,126,313)	(1,105,330)

Net property and equipment	46,587	67,570

Other Assets:
Restricted cash	9,749	10,250
Intangible assets, net of accumulated amortization	9,767,988	9,827,154
Deferred financing costs, net of amortization	99,394	141,373
Deposits and other assets	2,000	2,000

Total other assets	9,879,131	9,980,777

Total assets	$10,851,792	$10,308,346

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$1,173,004	$1,177,719
Deferred revenue	966,806	—
Current portion of notes payable, net of discounts	—	2,054,062
Derivative warrant liability	2,238,887	—
Accrued expenses	463,894	174,768

Total current liabilities	4,842,591	3,406,549

Notes Payable, net of current portion and discounts	321,071	300,467
Deferred Revenue, net of current portion	162,162	—

Total Long-term Liabilities	483,233	300,467

Stockholders’ Equity:
Preferred Stock, $0.01 par value, authorized 10,000,000 shares at June 30, 2009 and December 31, 2008:
Perpetual Preferred Series:
Series B, authorized 40,000 shares, issued and outstanding 200.6031 and none at June 30, 2009 and December 31, 2008, respectively (preference in liquidation of $2,006,031 at June 30, 2009)	2	—
Convertible Preferred Series:
Series A, authorized 2,636,363 shares, issued and outstanding none and 1,570,194 shares at June 30, 2009 and December 31, 2008, respectively	—	15,702
Series A-1, authorized 2,000,000 shares, issued and outstanding none and 778,136 shares at June 30, 2009 and December 31, 2008, respectively	—	7,781
Series A-2, authorized 4,400,000 and none, issued and outstanding none at June 30, 2009 and December 31, 2008	—	—
Series C, authorized 10,000 shares, issued and outstanding 4,318.1 and none at June 30, 2009 and December 31, 2008, respectively	43	—
Common stock, $0.01 par value, authorized 60,000,000 shares, issued and outstanding 23,417,250 and 19,095,838 shares at June 30, 2009 and December 31, 2008, respectively	234,174	190,960
Additional paid-in capital	69,793,408	64,668,550
Accumulated deficit	(64,501,659)	(58,281,663)

Total stockholders’ equity	5,525,968	6,601,330

Total liabilities and stockholders’ equity	$10,851,792	$10,308,346

The accompanying notes are an integral part of these consolidated financial statements.

Echo Therapeutics, Inc.
Consolidated Statements of Operations
Unaudited

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Licensing Revenue	$121,032	$—	$121,032	$—

Operating Expenses:
Research and development	406,428	771,699	694,644	1,541,906
Selling, general and administrative	848,232	1,213,966	1,421,596	2,404,384

Total operating expenses	1,254,660	1,985,665	2,116,240	3,946,290

Loss from operations	(1,133,628)	(1,985,665)	(1,995,208)	(3,946,290)

Other Income (Expense):
Interest income	537	6,607	926	17,075
Interest expense	(73,775)	(278,157)	(252,482)	(558,390)
Loss on extinguishment of debt	(1,851,668)	—	(1,851,668)	(1,212,013)
Derivatives loss	(3,716,316)	(48,018)	(3,967,748)	(586,716)

Other income (expense), net	(5,641,222)	(319,568)	(6,070,972)	(2,340,044)

Net loss	(6,774,850)	(2,305,233)	(8,066,180)	(6,286,334)

Deemed dividend on beneficial conversion of Series A and A-1 Preferred Stock	(2,426,876)	—	(2,426,876)	—
Accretion of dividends on Convertible Preferred Stock	(69,003)	—	(126,676)	—

Net loss applicable to common shareholders	$(9,270,729)	$(2,305,233)	$(10,619,732)	$(6,286,334)

Net loss per common share, basic and diluted	$(0.46)	$(0.12)	$(0.54)	$(0.34)

Basic and diluted weighted average common shares outstanding	20,067,002	18,543,955	19,725,471	18,429,319

The accompanying notes are an integral part of these consolidated financial statements.

Echo Therapeutics, Inc.
Consolidated Statements of Cash Flows
Unaudited

	Six Months Ended June 30,
	2009	2008
Cash Flows From Operating Activities:
Net loss	$(8,066,180)	$(6,286,334)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	80,149	102,358
Share-based compensation	667,117	990,183
Fair value of common stock and warrants issued for services	276,853	353,610
Derivative loss	3,967,748	586,716
Non-cash loss on extinguishment of debt	1,819,574	1,212,013
Non-cash interest expense	234,444	502,451
Changes in assets and liabilities:
Prepaid expenses and other current assets	(1,405)	(38,046)
Accounts payable	(4,715)	43,657
Deferred revenue	1,128,968	—
Accrued expenses	81,979	299,315

Net cash provided by (used in) operating activities	184,532	(2,234,077)

Cash Flows from Investing Activities:
Purchase of property and equipment	—	(24,956)
Decrease in restricted cash	501	—

Net cash provided by (used in) investing activities	501	(24,956)

Cash Flows From Financing Activities
Proceeds from the sale of Series A-2 preferred stock, net of expenses	699,576	—
Proceeds from Short Term Senior Secured Note	1,990,000	—
Proceeds from (payments on) Senior Secured Notes and Warrants	(2,209,426)	2,000,000
Proceeds from Senior Convertible Promissory Notes	—	700,000
Deferred financing costs	(467)	(432,309)
Dividends paid on Series A, A-1 and A-2 preferred stock	(46)	—
Proceeds from the exercise of warrants	—	114,080

Net cash provided by financing activities	479,637	2,381,771

Net Increase in Cash and Cash Equivalents	664,670	122,738
Cash and Cash Equivalents, beginning of period	242,867	1,193,163

Cash and Cash Equivalents, end of period	$907,537	$1,315,901

The accompanying notes are an integral part of these consolidated financial statements.

	Six Months Ended June 30,
	2009	2008
Supplemental Disclosure of Cash Flow Information and Non Cash Financing Transactions:
Cash paid for interest	$18,038	$9,459

Accretion of dividend on Series A, A-1 and A-2 Convertible Preferred Stock	$859	$—

Beneficial conversion feature on Senior Convertible Notes	$—	$121,320

Deemed dividend on beneficial conversion of Series A and A-1 Preferred Stock	$2,426,876	$—

Conversion of short-term promissory note to Series B and Series C Preferred Stock	$2,006,031	$—

Common stock issued for conversion of Senior Convertible Notes and accrued interest	$—	$52,041

Fair value of warrants issued for deferred financing costs	$—	$185,668

Fair value of warrants issued in connection with Senior Convertible Notes included in extinguishment loss	$—	$626,480

Adjustment to fair value of Bridge Notes exchanged for Senior Convertible Notes included in extinguishment loss	$—	$585,533

Intrinsic value of the conversion feature of the Bridge Notes when converted to Senior Convertible Notes recorded as a reduction of additional paid-in capital	$—	$212,938

Relative fair value of warrants issued with Secured Notes	$—	$219,838

Derivative warrant liability reclassified from stockholders’ equity	$1,080,118	$—

Reclassification of derivative liability to additional paid-in capital	$3,063,165	$919,593

Exchange of Series A, A-1 and A-2 Preferred Stock to Series C Preferred Stock
Exchange of Series A, A-1 and A-2 Preferred Stock to Series C Preferred Stock and common stock	$3,724,529	$—

Senior Convertible Notes issued for accrued interest	$13,279	$70,678

The accompanying notes are an integral part of these consolidated financial statements.

Echo Therapeutics, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Period Ended June 30, 2009 (Unaudited)
(1) ORGANIZATION, BASIS OF PRESENTATION AND GOING CONCERN
     Echo Therapeutics, Inc. is a transdermal medical device and specialty pharmaceutical company developing a non-invasive (needle-free), wireless, transdermal continuous glucose monitoring (“tCGM”) system for people with diabetes and for use in hospital critical care units, as well as a wide range of topical reformulations of pharmaceutical products previously approved by the United States Food and Drug Administration (“FDA”).
     The accompanying unaudited consolidated financial statements have been prepared in conformity with generally accepted accounting principles in the United States (“GAAP”) consistent with those applied in, and should be read in conjunction with, the Company’s audited financial statements and related footnotes for the year ended December 31, 2008 included in the Company’s Annual Report on Form 10-K as filed with the United States Securities and Exchange Commission (“SEC”) on April 13, 2009. The unaudited consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the Company’s financial position as of June 30, 2009 and its results of operations and cash flows for the interim periods presented and are not necessarily indicative of results for subsequent interim periods or for the full year. The interim financial statements do not include all of the information and footnotes required by GAAP for complete financial statements and allowed by the relevant SEC rules and regulations; however, the Company believes that its disclosures are adequate to ensure that the information presented is not misleading.
     The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Sontra Medical Inc., a Delaware corporation. All significant inter-company balances and transactions have been eliminated in the consolidated financial statements.
     The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As of June 30, 2009, the Company had cash of approximately $908,000, a working capital deficit of approximately $3,917,000 and an accumulated deficit of approximately $64,502,000. Although the Company has been able to issue securities through senior promissory notes, secured promissory notes and a series of private placements to raise capital in order to fund its operations, it is not known whether the Company will be able to continue this practice, or be able to obtain other types of financing to meet its cash operating expenses. This, in turn, raises substantial doubt about the Company’s ability to continue as a going concern. Management is currently pursuing additional private equity financing, and such financing is expected to be completed during 2009; however, no assurances can be given as to the success of these plans. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.
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
     In reviewing the long-lived assets relating to our acquisition of Durham as of June 30, 2009, the Company concluded that there were no events or changes in circumstances that would indicate that the carrying value of such long-lived assets may not be recoverable. No impairment losses were recorded for the three months ended June 30, 2009.
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
     Licensing Revenue Recognition
     To date, the Company has generated revenue primarily from licensing agreements, including upfront, nonrefundable license fees, with collaborators and licensees. The Company recognizes revenue when the following criteria have been met:
•	persuasive evidence of an arrangement exists;

•	delivery has occurred and risk of loss has passed;

•	the price to the buyer is fixed or determinable; and

•	collectability is reasonably assured.
     In addition, when evaluating multiple element arrangements, the Company considers whether the components of the arrangement represent separate units of accounting. Multiple elements are divided into separate units of accounting if specified criteria are met, including whether the delivered element has stand-alone value to the customer and whether there is objective and reliable evidence of the fair value of the undelivered items. The consideration received is allocated among the separate units based on their respective fair values, and the applicable revenue recognition criteria are applied to each of the separate units. Otherwise, the applicable revenue recognition criteria are applied to combined elements as a single unit of accounting.
     The Company typically receives upfront, nonrefundable payments for the licensing of our intellectual property upon the signing of a license agreement. The Company believes that these payments generally are not separable from the payments we receive for providing research and development services because the license does not have stand-alone value from the research and development services we provide under our agreements. Accordingly, the Company accounts for these elements as one unit of accounting and recognize upfront, nonrefundable payments as revenue on a straight-line basis over our contractual or estimated performance period. Revenue from the reimbursement of research and development efforts is recognized as the services are performed based on proportional performance adjusted from time to time for any delays or acceleration in the development of the product. The Company determines the basis of the estimated performance period based on the contractual requirements of our collaboration agreements. At each reporting period, the Company evaluates whether events warrant a change in the estimated performance period.
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
     In June 2008, the FASB ratified EITF Issue No. 07-5, “Determining Whether an Instrument (or an Embedded Feature) Is Indexed to an Entity’s Own Stock” (EITF 07-5). EITF 07-5 provides that an entity should use a two step approach to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock, including evaluating the instrument’s contingent exercise and settlement provisions. EITF 07-5 is effective for fiscal years beginning after December 15, 2008. The consensus must be applied to outstanding instruments as of the beginning of the fiscal year in which the consensus is adopted and should be treated as a cumulative-effect adjustment to the opening balance of retained earnings. Early adoption is not permitted. On January 1, 2009, the Company reclassified approximately $1,100,000, representing the fair value of all warrants with anti-dilution provisions, from additional paid-in capital and accumulated deficit to derivative warrant liability.
     In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS 165”), which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. This statement sets forth the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements. SFAS 165 also requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date—that is, whether that date represents the date the financial statements were issued or were available to be issued. This statement is effective for interim or annual reporting periods ending after June 15, 2009. During the three months ended June 30, 2009, the Company adopted SFAS 165. The adoption of SFAS 165 did not have a material impact on our interim consolidated financial statements or related footnotes.
     In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles — a replacement of FASB Statement No. 162” (SFAS 168). SFAS 168 replaces SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” and establishes the “FASB Accounting Standard Codification™” (Codification) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with generally accepted accounting principles in the United States. All guidance contained in the Codification carries an equal level of authority. On the effective date of SFAS 168, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the Codification will become non-authoritative. SFAS 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The Company has evaluated this new statement, and has determined that it will not have a significant impact on the determination or reporting of its financial results.
(3) INTANGIBLE ASSETS
     As of June 30, 2009, intangible assets related to the Durham acquisition are as follows:

	Estimated		Accumulated
	Life	Cost	Amortization	Net
Contract related intangible asset:
Cato Research discounted contract	3 years	$355,000	$212,012	$142,988

Technology related intangible assets:
Patent for the AzoneTS-based product candidates and formulation	8 years	1,305,000	—	1,305,000
Drug Master Files containing formulation, clinical and safety documentation used by the FDA	8 years	1,500,000	—	1,500,000
Two (2) in-process Durhalieve-related pharmaceutical products	8 years	6,820,000	—	6,820,000

Total technology related intangible assets		9,625,000	—	9,625,000

Total		$9,980,000	$212,012	$9,767,988

     The technology related intangible assets are being amortized on a straight line basis over approximately 8 years beginning with the start of its useful life, which the Company has estimated to be 2011, and the contract related intangible asset over approximately 3 years beginning with the date of acquisition. Amortization expense was approximately $30,000 and $59,000 for the three and six months ended June 30, 2009 and 2008, and is included in research and development in the Statement of Operations.

(4) NOTES PAYABLE
     Notes payable at June 30, 2009 and December 31, 2008 consisted of the following:

	June 30,	December 31,
	2009	2008

Senior Convertible Notes:
Senior convertible notes	$344,727	$331,448
Unamortized discount	(23,656)	(30,981)

	321,071	300,467

Senior Secured Notes:
Senior secured notes	—	2,209,426
Unamortized discount	—	(155,364)

	—	2,054,062

Total notes payable	321,071	2,354,529
Less current portion of notes payable	—	2,054,062

Notes payable, net of current portion	$321,071	$300,467

     Senior Convertible Notes — During the three and six months ended June 30, 2009, interest expense related to Senior Convertible Notes, including amortization of discounts and deferred financing costs, was approximately $16,000 and $31,000, respectively. Interest payable on these Notes for these periods was satisfied by the issuance of additional Senior Convertible Notes in the amount of approximately $7,000 and $13,000, respectively. During the three and six months ended June 30, 2008, interest expense on outstanding Senior Convertible Notes, including amortization of discounts and deferred financing costs, was approximately $133,000 and $206,000, respectively. Interest payable on these Notes for these periods was satisfied by the issuance of additional Senior Convertible Notes in the amount of approximately $46,000 and $71,000, respectively.
     Senior Promissory Bridge Notes — There was no interest expense related to the Bridge Notes for the three and six months ended June 30, 2009. Interest expense related to the Bridge Notes for both the three and six months ended June 30, 2008, including amortization of discounts and deferred financing costs, was approximately none and $197,000, respectively.
     2008 Senior Secured Notes — On April 23, 2009, the Company and Imperium Master Fund Ltd. (“Imperium”) entered into an amendment agreement (the “Amendment”) pursuant to which the Company and Imperium agreed to extend the maturity date of the following Original Issue Discount Senior Secured Notes issued by the Company to Imperium pursuant to a Securities Purchase and Loan Agreement between the Company and Imperium dated as of March 24, 2008 (the “Loan Agreement”): a note issued on March 24, 2008 with a maturity date of March 24, 2009, which maturity date was subsequently extended to May 31, 2009 (“Note 1”) and a note issued on April 24, 2008 with a maturity date of April 24, 2009, which maturity date was subsequently extended to May 31, 2009 (“Note 2”).
     On June 2, 2009, the Company paid each of the following four Original Issue Discount Senior Secured Notes (collectively, the “Senior Secured Notes”) issued by the Company to Imperium pursuant to the Loan Agreement: Note 1; Note 2; a note issued on June 2, 2008 with a maturity date of June 2, 2009; and a note issued on June 24, 2008 with a maturity date of June 24, 2009.
     During the three and six months ended June 30, 2009, interest expense related to Senior Secured Notes, including amortization of discounts and deferred financing costs, was approximately $41,000 and $204,000, respectively. Interest expense related to the Senior Secured Notes in the three and six months ended June 30, 2008, including amortization of discounts and deferred financing costs, was approximately $144,000 and $154,000, respectively.
     2009 Senior Secured Note — On June 1, 2009, the Company issued to Platinum Montaur Life Sciences, LLC (“Platinum”) a 10% Senior Secured Promissory Note (the “Platinum Note”) in the principal amount of $1,990,000. The outstanding principal of the Platinum Note accreted in value at an annual rate of 10%, compounded monthly.

The maturity date of the Platinum Note was June 29, 2009, which maturity date was subsequently extended to July 7, 2009. The Company used the net proceeds of the Platinum Note to pay a substantial portion of the Senior Secured Notes. As of June 30, 2009, the Company exchanged the Platinum Note and interest for Series B Stock and Series C Stock (see Note 7).
     During the three and six months ended June 30, 2009, interest expense related to the Platinum Note, including amortization of discounts and deferred financing costs, was approximately $16,000. There was no interest expense related to the Platinum Note for the three and six months ended June 30, 2008.
(5) DERIVATIVE INSTRUMENTS
     Derivative financial instruments are recognized as a liability on the consolidated balance sheet and measured at fair value.
     At January 1 and June 30, 2009, the Company had outstanding warrants to purchase 4,432,828 and 5,561,037 shares of its common stock. Included in these outstanding warrants at June 30, 2009 are warrants to purchase 1,699,802 shares that are considered to be derivative instruments since the agreements contain “down round” provisions whereby the number of shares covered by the warrants is subject to change in the event of certain dilutive stock issuances. Changes in fair value of the derivative financial instruments are recognized currently in the Statement of Operations as a Derivatives Gain (Loss). The primary underlying risk exposure pertaining to the warrants is the change in fair value of the underlying common stock. During the three months ended June 30, 2009, warrants to purchase 536,250 shares of common stock were exercised per a cashless exercise provision and has resulted in a reduction in derivative liability and an increase in paid in capital in the amount of $731,307. Further, as of June 30, 2009, holders of warrants to purchase 1,651,707 shares of common stock agreed to waive all anti-dilution provisions in their warrant agreements. As a result, derivative liability has been reduced and paid in capital has been increased in the amount of $2,331,858.
     At June 30, 2009, warrants to purchase 1,699,802 shares of common stock include anti dilution provisions and represent the only derivative instruments held by the Company. The fair value of these derivative instruments at June 30, 2009 was approximately $2,239,000 and is included in Derivative Warrant Liability, a current liability. The change in the fair value of the derivative warrant liability in the three months ended June 30, 2009, or $3,716,316, was recorded as a Derivative Loss in the Statement of Operations.
(6) FAIR VALUES OF ASSETS AND LIABILITIES
     In accordance with SFAS No. 157 – “Fair Value Measurements”, the Company groups its financial assets and financial liabilities generally measured at fair value in three levels, based on the markets in which the assets and liabilities are traded and the reliability of the assumptions used to determine fair value.
Level 1 – Valuation is based on quoted prices in active markets for identical assets or liabilities. Level 1 assets and liabilities generally include debt and equity securities that are traded in an active exchange market. Valuations are obtained from readily available pricing sources for market transactions involving identical assets or liabilities.
Level 2 – Valuation is based on observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. For example, Level 2 assets and liabilities may include debt securities with quoted prices that are traded less frequently than exchange-traded instruments or mortgage loans held for sale, for which the fair value is based on what the securitization market is currently offering for mortgage loans with similar characteristics.

Level 3 – Valuation is based on unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. Level 3 assets and liabilities include financial instruments whose value is determined using pricing models, discounted cash flow methodologies, or similar techniques, as well as instruments for which the determination of fair value requires significant management judgment or estimation. This category generally includes certain asset-backed securities, certain private equity investments, residential mortgage servicing rights, and long-term derivative contracts.
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

	June 30, 2009
	Level 1	Level 2	Level 3	Fair Value
Liabilities:
Warrants	$—	$2,238,887	$—	$2,238,887

     The Company may also be required, from time to time, to measure certain other financial assets at fair value on a nonrecurring basis. These adjustments to fair value usually result from application of lower-of-cost-or-market accounting or write-downs of individual assets. In the three and six months ended June 30, 2009, there were no such other adjustments.
(7) PREFERRED STOCK
     Effective upon the Company’s reincorporation in Delaware on June 9, 2008, the Company was authorized in its Certificate of Incorporation to issue up to 10,000,000 shares of preferred stock with the rights, preferences and privileges to be fixed by the Board of Directors. On July 8, 2009, the shareholders of the Company approved an increase in the number of shares of preferred stock authorized for issuance to 40,000,000 shares (see Note 12).
     Series A Preferred Stock Exchange
     On June 29, 2009, the Company entered into an Exchange Agreement (the “Series A Exchange Agreement”) with all of the holders of the Series A Convertible Preferred Stock (collectively, the “Series A Holders”). The Series A Holders are the holders of an aggregate of 1,632,733 shares of the Series A Convertible Preferred Stock (“Series A Stock”), including paid-in-kind dividends accrued through June 29, 2009, constituting all of the issued and outstanding Series A Stock. The Series A Stock was initially convertible into shares of the Company’s Common Stock at the option of the holder at a price per share of $1.35, subject to adjustment for stock splits, combinations or similar events and subject to customary weighted average anti-dilution adjustments.
     Under the terms of the Series A Exchange Agreement, the Company issued and delivered to the Series A Holders, in exchange for the cancellation of the Series A Stock, 2,938,920 shares of Common Stock. The Series A Exchange Agreement states that, if, as a result of this exchange transaction, any Series A Holder or any of its affiliates, individually or in the aggregate, would beneficially own more than 9.99% of the Company’s issued and outstanding Common Stock (the “Threshold Amount”), the Series A Holder would receive Common Stock rounded to the nearest whole share, up to the Threshold Amount, and the remaining Common Stock would be exchanged for Series

C Preferred Stock (“Series C Stock”) convertible into the number of shares of Common Stock equal to the difference between the aggregate number of shares of Common Stock to be issued to the Series A Holder and the actual number of shares of Common Stock issued. As a result of this provision, one Series A Holder received 2,323.105 shares of Series C Stock instead of 2,323,105 shares of Common Stock. The remaining Series A Holders received 615,815 shares of Common Stock. After giving effect to the terms of the Series A Exchange Agreement, the Company does not have any shares of Series A Stock issued and outstanding.
     The Company recorded a deemed dividend on the beneficial conversion equal to the incremental fair value resulting from the reduction in the conversion price, or approximately $2,012,000. This deemed dividend is included in the Statement of Operations in arriving at Net Loss Applicable to Common Shareholders.
     Series A-1 Preferred Stock Exchange
     On June 29, 2009, the Company entered into an Exchange Agreement (the “Series A-1 Exchange Agreement”) with all of the holders of the Series A-1 Convertible Preferred Stock (collectively, the “Series A-1 Holders”). The Series A-1 Holders are the holders of an aggregate of 809,121 shares of the Company’s Series A-1 Convertible Preferred Stock (“Series A-1 Stock”), including paid-in-kind dividends accrued through June 29, 2009, constituting all of the issued and outstanding Series A-1 Stock. The Series A-1 Stock was initially convertible into shares of Common Stock at the option of the holder at a price per share of $1.00, subject to adjustment for stock splits, combinations or similar events and subject to customary weighted average anti-dilution adjustments.
     Under the terms of the Series A-1 Exchange Agreement, the Company issued and delivered to the Series A-1 Holders, in exchange for the cancellation of the Series A-1 Stock, 1,078,828 shares of Common Stock. The Series A-1 Exchange Agreement states that, if, as a result of this exchange transaction, any Series A-1 Holder or any of its affiliates, individually or in the aggregate, would beneficially own more than the Threshold Amount, the Series A-1 Holder would receive Common Stock rounded to the nearest whole share, up to the Threshold Amount, and the remaining Common Stock would be exchanged for Series C Stock convertible into the number of shares of Common Stock equal to the difference between the aggregate number of shares of Common Stock to be issued to the Series A-1 Holder and the actual number of shares of Common Stock issued. As a result of this provision, one Series A-1 Holder received 280.993 shares of Series C Stock instead of 280,993 shares of Common Stock. The remaining Series A-1 Holders received 797,835 shares of Common Stock. After giving effect to the Series A-1 Exchange Agreement, the Company does not have any shares of Series A-1 Stock issued and outstanding.
     The Company recorded a deemed dividend on the beneficial conversion equal to the incremental fair value resulting from the reduction in the conversion price, or approximately $415,000. This deemed dividend is included in the Statement of Operations in arriving at Net Loss Applicable to Common Shareholders.
     Series A-2 Preferred Stock and Warrant Financing and Exchange
     On April 8, April 24, April 28 and May 31, 2009, the Company entered into an Amended and Restated Stock and Warrant Purchase Agreement dated as of April 2, 2009 (the “A-2 Purchase Agreement”) with certain strategic institutional and accredited investors (the “A-2 Investors”) in connection with the Company’s private placement (the “A-2 Financing”) of 1,200,000 shares of its Series A-2 Convertible Preferred Stock (the “Series A-2 Stock”) at a price of $0.50 per share together with warrants to purchase a number of shares of the Company’s Common Stock equal to (i) thirty-five percent (35%), or (ii) for investments of $250,000 or more, fifty percent (50%), of the number of shares of Series A-2 Stock purchased by each A-2 Investor (the “A-2 Warrants”) in the A-2 Financing. As of June 30, 2009, the Company had received gross proceeds of $700,000 from the A-2 Financing.
     Pursuant to the A-2 Purchase Agreement, the Company issued A-2 Warrants to the A-2 Investors to purchase up to 640,000 shares of Common Stock. The A-2 Warrants are immediately exercisable at a price per share of $0.75, subject to adjustment for stock splits, combinations or similar events, and will expire no later than February 28, 2014. The A-2 Warrants allow for cashless exercise. In addition, the Company has the option to redeem the A-2 Warrants, in whole but not in part, upon satisfaction of certain conditions, including (i) the availability of an effective registration statement or Rule 144 exemption for any resale by the holder, (ii) the shares of Common Stock trading at a price per share in excess of 200% of the then-applicable exercise price for ten (10) trading days out of a period of fifteen (15) consecutive trading days prior to the redemption, and (iii) an average daily trading volume during such fifteen (15) consecutive trading days of at least 50,000 shares of Common Stock. Finally, an exercise under the Warrants may not result in the holder beneficially owning more than 4.99% or 9.99%, as applicable, of all of the Common Stock outstanding at the time; provided, however, that a holder may waive the foregoing provision upon sixty-one (61) days’ advance written notice to the Company.
     Pursuant to the terms of the Certificate of Designation, Preference and Rights of Series A-2 Convertible Preferred Stock, each share of Series A-2 Stock is initially convertible into one share of Common Stock, subject to adjustment for stock splits, combinations or similar events and subject to anti-dilution provisions upon conversion. The Series A-2 Stock will pay a quarterly dividend, at an annual rate of 8%, which is payable in cash or in kind at the option of the Company. Each A-2 Investor may convert their Shares at any time following issuance of the A-2 Shares. The Series A-2 Stock is not redeemable.
     Each holder of Series A-2 Stock shall have the right, exercisable on an all or none basis, to participate in the Company’s first equity offering or series of equity-linked offerings to occur after the date of the A-2 Financing that yields gross proceeds to the Company of at least $2,000,000 (the “Qualified Offering”) on the same terms and conditions as offered by the Company to the other purchasers of such securities issued and sold by the Company in the Qualified Offering (the “Additional Securities”), except that the consideration for each holder’s participation in the Qualified Offering shall be the surrender of 100% of such holder’s shares of Series A-2 Stock in exchange for Additional Securities with a purchase price equal to an aggregate of 115% of the Liquidation Preference of the Series A-2 Stock surrendered by such holder. The liquidation preferences of the Series A-2 Stock are consistent with the Series A-1 Stock and the Series A Stock and the Series A-2 Stock is not redeemable.
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
     On June 29, 2009, the Company entered into an Exchange Agreement (the “Series A-2 Exchange Agreement”) with all of the holders of the Series A-2 Stock (collectively, the “Series A-2 Holders”). The Series A-2 Holders are the holders of an aggregate of 1,422,436 shares of the Series A-2 Stock, including paid-in-kind dividends accrued through June 29, 2009, constituting all of the issued and outstanding Series A-2 Stock.
     Under the terms of the Series A-2 Exchange Agreement, the Company issued and delivered to the Series A-2 Holders, in exchange for the cancellation of the Series A-2 Stock, 1,422,436 shares of Common Stock. The Series A-2 Exchange Agreement states that, if, as a result of this exchange transaction, any Series A-2 Holder or any of its affiliates, individually or in the aggregate, would beneficially own more than the Threshold Amount, the Series A-2 Holder would receive Common Stock rounded to the nearest whole share, up to the Threshold Amount, and the remaining Common Stock would be exchanged for Series C Stock convertible into the number of shares of Common Stock equal to the difference between the aggregate number of shares of Common Stock to be issued to the Series A-2 Holder and the actual number of shares of Common Stock issued. As a result of this provision, one shareholder received 508.986 shares of Series C Stock instead of 508,986 shares of Common Stock. After giving effect to the Series A-2 Exchange Agreement, the Company does not have any shares of Series A-2 Convertible Preferred Stock issued and outstanding. The remaining shareholders of Series A-2 preferred stock received 913,450 shares of Common Stock.

     Series B Perpetual Preferred Stock and Warrant Financing
     The Company has authorized 40,000 shares of non-convertible Series B Perpetual Preferred Stock (the “Series B Stock”), of which 200.6031 and zero shares were issued and outstanding as of June 30, 2009 and December 31, 2008, respectively. The Series B Stock was issued on June 30, 2009.
     On July 7, 2009, the Company entered into a Stock Purchase Agreement as of June 30, 2009 (the “Purchase Agreement”) with Platinum in connection with the Company’s private placement (the “Financing”) of 200.6031 shares of Series B Stock, together with 1,205,016 shares of the Company’s Common Stock, for an aggregate price of $2,006,031. The Company received payment of the purchase price in the form of the extinguishment of the Platinum Note (see Note 4) in the amount of $2,006,031, which amount included principal and interest accrued through June 30, 2009. As the Platinum Note was not originally convertible, the Company recognized a loss on the extinguishment of this debt of approximately $1,820,000 which represents the excess of the fair value of the Series B Stock and the Series C Stock over the carrying value of the Platinum Note.
     The Purchase Agreement states that the Financing may not result in a purchaser or any of its affiliates, individually or in the aggregate, beneficially owning more than the Threshold Amount; provided, however, that a purchaser may waive the foregoing provision upon sixty-one (61) days’ advance written notice to the Company. If the Financing would result in a purchaser owning Common Stock in excess of the Threshold Amount, then the purchaser would receive Common Stock rounded to the nearest whole share, up to the Threshold Amount, and the remaining Common Stock would be exchanged for Series C Stock convertible into the number of shares of Common Stock equal to the difference between the aggregate number of shares of Common Stock to be issued to the purchaser and the actual number of shares of Common Stock issued. As a result of this provision, Platinum received 1,205.016 shares of Series C Stock instead of 1,205,016 shares of Common Stock that it otherwise would have received pursuant to the Purchase Agreement.
     Pursuant to the terms of the Company’s Certificate of Designation, Preference and Rights of Series B Perpetual Preferred Stock (the “Series B Certificate”), the Company, at its option, may redeem, in whole at any time or in part, the outstanding Series B Stock at a redemption price per share equal to the sum of the Face Amount and the accrued and unpaid dividends thereon through the redemption date. In addition, the Company shall be obligated to redeem the Series B Stock within two business days following the occurrence of any of the events set forth below:
1.	If the Company completes an equity or equity linked financing with gross proceeds of $8 million or greater, the Company shall redeem 100% of the outstanding Series B Stock, including all accrued and unpaid dividends thereon;

2.	If the Company completes an equity or equity linked financing with gross proceeds of $5 million or greater, the Company shall redeem an amount of Series B Stock equal to 50% of the original amount of outstanding Series B Stock issued pursuant to the Purchase Agreement, including all accrued and unpaid dividends thereon;

3.	If the Company completes an equity or equity linked financing with gross proceeds of less than $5 million, the Company shall use 20% of the gross proceeds of such financing to redeem outstanding Series B Stock, including all accrued and unpaid dividends thereon, on a pro rata basis;

4.	If the Company receives proceeds from any licensing, partnership or similar agreement(s) or any milestone payments resulting from such licensing, partnering or similar agreement(s), the Company shall use 20% of the gross proceeds to redeem outstanding Series B Stock, including all accrued and unpaid dividends thereon, on a pro rata basis; and

5.	If the Company completes a merger or consolidation of the Company with or into another corporation, or the sale of all or substantially all of the Company’s properties or assets to any other person, the Company shall use the gross proceeds of such transaction to redeem the outstanding Series B Stock, including all accrued and unpaid dividends thereon to the date of redemption.

     The Series B Stock will yield a quarterly dividend, at an initial annual rate of 8%, which is payable in cash or in kind at the option of the Company. If the Series B Stock is outstanding on the twelve month anniversary of the Issuance Date (as defined in the Series B Certificate), the dividend rate shall increase to 10% per annum and, if the Series B Stock is outstanding on the eighteen month anniversary of the Issuance Date, then the dividend rate shall increase to 12% per annum.
     In the event of any Liquidation Event (as defined in the Series B Certificate) the holders of the Series B Stock will be entitled to receive (subject to the rights of any securities designated as senior to the Shares) a liquidation preference equal to the Face Amount thereof plus any accrued but unpaid dividends thereon. The Company cannot create or issue any security senior to the Series B Stock without the prior approval of the holders of at least 67% of the Company’s outstanding Series B Stock.
     Series C Preferred Stock
     The Company has authorized 10,000 shares of Series C Stock, of which 4,318.100 and zero shares were issued and outstanding as of June 30, 2009 and December 31, 2008, respectively. The Series C Stock was created on June 30, 2009.
     Pursuant to the terms of the Certificate of Designation, Preference and Rights of Series C Preferred Stock (the “Series C Certificate”), each share of Series C Stock is initially convertible into one thousand shares of Common Stock, subject to adjustment for stock splits, combinations or similar events. Each holder who receives Series C Stock may convert its Series C Stock at any time following its issuance.
     In the event of any Liquidation Event (as defined in the Series C Certificate), the holders of Series C Stock will be entitled to receive (subject to the rights of any securities designated as senior to the Series C Stock) a per share liquidation preference equal to an amount calculated by taking the total amount available for distribution to holders of all the Company’s outstanding Common Stock before deduction of any preference payments for the Series C Stock, divided by the total of (x) all of the then outstanding shares of the Company’s Common Stock, plus (y) all of the shares of the Company’s Common Stock into which all of the outstanding shares of the Series C Stock can be converted, in each case prior to any distribution to the holders of Common Stock or any other securities designated as junior to the Series C Stock.
(8) COMMON STOCK
     The Company has authorized 60,000,000 shares of common stock, $0.01 par value per share, of which 23,417,250 and 19,095,838 shares were issued and outstanding as of June 30, 2009 and December 31, 2008, respectively. On July 8, 2009, the shareholders of the Company approved an increase in the number of authorized shares to 100,000,000 (see Note 12).
     Exercise of Stock Purchase Warrants
     On June 5, 2009, the Company issued 455,812 shares of common stock in connection with a cashless exercise of stock purchase warrants to purchase 536,250 shares of common stock.
     Grant of Restricted Stock
     On May 8, June 3, and June 15, 2009, the Company granted an aggregate of 857,500 restricted shares of the Company’s common stock with a fair value of approximately $1,360,000 to certain employees, officers and directors of the Company (the “Restricted Share Grants”) pursuant to Restricted Stock Agreements under the Company’s 2003 Stock Option and Incentive Plan (150,000 shares) and the Company’s 2008 Equity Incentive Plan (707,500 shares). Subject to the terms and conditions of the Restricted Stock Agreements, the restricted shares will vest upon the first to occur of (i) FDA approval of the Company’s Symphony tCGM System; or (ii) the sale of all or substantially all of the assets of the Company or all or substantially all of the outstanding capital stock of the Company in exchange for Liquid Proceeds. For the purposes of the Restricted Share Grants, “Liquid Proceeds” means (a) cash; (b) securities which can be sold immediately on NYSE or NASDAQ; (c) securities which are or will be registered such that they can be sold upon on NYSE or NASDAQ upon termination of a lock-up period not to exceed one hundred eighty (180) days; or (d) or a combination of cash and the foregoing securities. The Restricted Share Grants were effected under Section 4(2) of the Securities Act.
     Compensation expense related to the Restricted Share Grants will be recognized when the Company concludes that achievement of the performance vesting conditions is probable. Through June 30, 2009, the Company has not concluded that achievement of the performance conditions related to the Restricted Share Grant was probable.
     On June 1, 2009, the Company issued 35,000 shares of its common stock with a fair value of approximately $31,500 to a vendor in consideration for investor awareness services. The issuance of the shares outside any stock option plan was made in a transaction not involving any public offering pursuant to an exemption from registration under Section 4(2) of the Securities Act.
(9) STOCK OPTION PLANS
     In 1997, the Company adopted its 1997 Long-Term Incentive and Stock Option Plan (the “1997 Plan”). Pursuant to the 1997 Plan, the Company’s Board of Directors (or committees and/or executive officers delegated by the Board of Directors) may grant incentive and nonqualified stock options to the Company’s employees, officers, directors, consultants and advisors. The Company has reserved an aggregate of 150,000 shares of its common stock for issuance upon exercise of options granted under the 1997 Plan. As of June 30, 2009, there were options to purchase an aggregate of 25,000 shares of common stock outstanding under the 1997 Plan and 116,546 shares available for future option grants under the 1997 Plan.
     In connection with the Company’s strategic merger with ChoiceTel in 2002, the Company assumed all outstanding options under the 1999 Sontra Medical, Inc. Stock Option and Incentive Plan (the “1999 Plan”). The Company may not grant any additional options under the 1999 Plan. The Company assumed options to purchase an aggregate of 86,567 shares of common stock under the 1999 Plan. As of June 30, 2009, there were options to purchase an aggregate of 5,780 shares of common stock outstanding under the 1999 Plan and none available for future grants.
     In March 2003, the Company’s shareholders approved its 2003 Stock Option and Incentive Plan (the “2003 Plan”). Pursuant to the 2003 Plan, the Company’s Board of Directors (or committees and/or executive officers delegated by the Board of Directors) may grant incentive and nonqualified stock options, restricted stock and other stock-based awards to the Company’s employees, officers, directors, consultants and advisors. As of June 30, 2009, the maximum aggregate number of shares that may be authorized for issuance under the 2003 Plan for all periods is 1,600,000. As of June 30, 2009, there were restricted shares of common stock and options to purchase an aggregate of 1,176,875 shares of common stock outstanding under the 2003 Plan and 410,125 shares available for future grants under the 2003 Plan.
     On May 20, 2008, the Company’s shareholders approved the Echo Therapeutics, Inc. 2008 Equity Compensation Plan (the “2008 Plan”). The 2008 Plan provides for grants of incentive stock options to employees and nonqualified stock options and restricted stock to employees, consultants and non-employee directors of the Company. As of June 30, 2009, the number of shares authorized for issuance under the 2008 Plan was 1,700,000 shares. As of June 30, 2009, there were restricted shares of common stock and options to purchase an aggregate of 1,689,750 shares of common stock outstanding under the 2008 Plan and 10,250 shares available for future grants under the 2008 Plan. On July 8, 2009, the shareholders of the Company approved an increase in the number of shares authorized for issuance under the 2008 Plan by 1,000,000 shares to a total of 2,700,000 shares.
     Share-Based Compensation
     For options and restricted stock issued and outstanding during the six months ended June 30, 2009 and 2008, the Company recorded additional paid-in capital and non-cash compensation expense of approximately $667,000 and $990,000, respectively, each net of estimated forfeitures.
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
     The assumptions used principally for options granted to employees and members of the Company’s Board of Directors in the six months ended June 30, 2009 and 2008 were as follows:

	2009	2008
Risk-free interest rate	2.43 - 3.53%	3.99%
Expected dividend yield	—	—
Expected term (employee / director grants)	6.75 years	6.75 years
Forfeiture rate (excluding fully vested options)	11% - 33%	39%
Expected volatility	150% - 155%	154% - 157%
     A summary of option activity under the Company’s stock plans and options granted to officers of the Company outside any plan as of June 30, 2009 and changes during the six months then ended is presented below:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
Options	Shares	Price	Term	Value
Outstanding at January 1, 2009	3,944,530	$1.87
Granted	345,000	$0.44
Exercised	—	—
Forfeited or expired	(1,250,000)	$2.39

Outstanding at June 30, 2009	3,039,530	$0.88	8.43 years	$2,628,460

Exercisable at June 30, 2009	1,981,649	$1.03	8.27 years	$1,671,189

     The weighted-average grant-date fair value of options granted during the six months ended June 30, 2009 was $0.40 per share. Share-based compensation expense recognized in the six months ended June 30, 2009 was approximately $54,200 for options granted in the six months ended June 30, 2009. Total share-based compensation expense recognized in the six months ended June 30, 2009 was approximately $667,000. As of June 30, 2009, there was approximately $2,544,000 of total unrecognized compensation expense related to non-vested share-based option compensation arrangements, restricted stock and warrant compensation arrangements. With the exception of the unrecognized share-based compensation related to certain restricted stock grants to officers and employees that contain performance conditions (see Note 8), the Company expects to recognize the unrecognized compensation over the next 18 months.
     Repricing of Certain Nonqualified Stock Options
     On June 3, 2009, the Compensation Committee of the Board of Directors of the Company approved a reduction of the exercise price of options for a certain consultant of the Company to purchase 25,000 shares of the Company’s common stock to $0.80 per share (the “Repricing”). Prior to the Repricing, the exercise price of such options was $1.95 per share. All other terms of the options remained the same. The incremental fair value resulting from the Repricing was immaterial.

     Restricted Stock Grants
     As of June 30, 2009, the Company had outstanding restricted stock grants amounting to 1,822,625 shares at a weighted-average grant-date fair value of $1.18 per share. Of the outstanding restricted stock grants, 1,809,500 shares have not been registered under the Securities Act. A summary of the status of the Company’s nonvested restricted stock grants as of June 30, 2009, and changes during the six months ended June 30, 2009, is presented below:

		Weighted-
		Average
		Grant-Date
Nonvested Shares	Shares	Fair Value
Nonvested at January 1, 2009	3,750	$1.77
Granted	1,529,750	1.08
Vested	(35,000)	(0.90)
Forfeited	—	—

Nonvested at June 30, 2009	1,498,500	$0.93

Vested at June 30, 2009	324,125	$1.65

     Share-based compensation recognized in the six months ended June 30, 2009 related to restricted stock grants to officers and directors was approximately $17,900.
     Grant of Restricted Stock to Officers and Certain Employees
     On May 8, 2009 and June 3, 2009 the Company granted an aggregate of 50,000 and 7,500 restricted shares, respectively of the Company’s common stock to certain employees of the Company pursuant to Restricted Stock Agreements under the Company’s 2008 Plan (see Note 8).
     On June 15, 2009, the Compensation Committee granted an aggregate of 800,000 restricted shares of the Company’s common stock to certain employees, directors and officers of the Company pursuant to Restricted Stock Agreements under the Company’s 2003 Plan and 2008 Plan (see Note 8). As of June 30, 2009, there was approximately $1,360,000 of total unrecognized compensation expense related to these non-vested share-based option compensation arrangements.

(10) WARRANTS
     At June 30, 2009, the Company had the following outstanding warrants:

	Number of
	Shares	Exercise	Date of
	Exercisable	Price	Expiration
Issued to investors and placement agent in private placement	118,620	$24.50	12/8/2009
Issued to investor in former subsidiary	15,000	$50.00	2/23/2010
Issued to investors and placement agent in private placement	476,830	$5.80	3/7/2011
Issued to investors and placement agent in private placement	180,000	$0.75	6/15/2012
Issued to investors and placement agent in private placement	419,250	$1.34	6/15-7/16/2012
Issued to financial advisor	6,000	$1.48	7/25/2012
Issued to financial advisor	54,000	$0.55	1/30/2014
Issued to financial advisor in connection with an acquisition	80,750	$1.90	9/14/2012
Issued to financial advisor in connection with an acquisition	344,250	$0.55	1/30/2014
Issued to financial advisor	39,978	$1.49	2/11/2013
Issued to financial advisor	135,035	$0.55	1/30/2014
Issued to Senior Convertible Note holders	849,059	$0.50	2/11/2013
Issued to Secured Note holders	883,187	$1.72	3/14/2013
Issued to financial advisor	26,833	$0.55	1/30/2014
Issued to Senior Convertible Note holders	121,663	$0.75	9/30/2013
Issued to Senior Convertible Note holders	32,249	$1.00	9/30/2013
Issued to investors in private placement	198,333	$1.50	10/28/2013
Issued to investors in private placement	70,000	$0.75	10/31/2013
Issued to investors in private placement	640,000	$0.75	2/28/2014
Issued to vendor	50,000	$0.70	3/2/2012
Issued to vendor	60,000	$0.60	3/15/2014
Issued to financial advisor in connection with an acquisition	360,000	$0.55	1/30/2014
Issued to financial advisor in connection with an acquisition	400,000	$1.59	6/30/2014

Total	5,561,037

Weighted average exercise price		$2.06

Weighted average duration in years			3.75 years

     Waiver of Anti-Dilution Provisions
     As of June 30, 2009, certain holders of warrants to purchase an aggregate of 1,651,707 shares of the Company’s Common Stock at exercise prices ranging from $.50 to $0.75 per share waived the anti-dilution provisions set forth in such warrants (see Note 5).
     Issuances of Warrants to Service Providers
     On May 27, 2009, the Company issued warrants to purchase 360,000 shares of the Company’s common stock at an exercise price of $0.55 per share to a vendor for financial advisory services. The warrants have a five year term. The fair value of the services has been determined to be approximately $245,000 and was charged to financial advisory services in general and administrative expenses.
     On June 30, 2009, the Company issued warrants to purchase 400,000 shares of the Company’s common stock at an exercise price of $1.59 per share to a vendor for placement agent services. The warrants have a five year term. The fair value of the services has been determined to be approximately $557,000 and was recorded as a stock issuance cost of Series B Stock and Series C Stock (see Note 7) and therefore was recorded as both a debit and credit to additional paid-in capital.

     Issuance of Warrants for Financing
     In conjunction with the Series A-2 Financing (see Note 7), the Company issued to the Series A-2 Holders warrants to purchase 640,000 shares of common stock at an exercise price of $.75 per share with a five year term. The fair value of the warrants on the closing date was approximately $590,000.
     Re-pricing of Warrants to Investor
     On April 6, 2009, the Company executed a letter agreement pursuant to which it agreed to change the exercise price of all outstanding warrants for the purchase of 950,085 shares of Common Stock with exercise prices between $1.50 and $1.00 to $0.75 for an investor and its subsidiaries. The closing price of the Company’s stock on April 6, 2009 was $0.45. The excess of the fair value of the modified warrants over the fair value of the original warrants immediately prior to modification, or approximately $11,500 was charged to stock compensation expense during the six months ended June 30, 2009.

(11)	LICENSING REVENUE
     Ferndale License of Prelude™ SkinPrep System — On May 27, 2009, the Company entered into a License Agreement with Ferndale Pharma Group, Inc. (“Ferndale”) pursuant to which the Company granted Ferndale a license in North America and the United Kingdom to develop, assemble, use, market, sell and export the Company’s Prelude™ SkinPrep System (“Prelude”) for skin preparation prior to the application of a topical analgesic or anesthetic cream for local dermal anesthesia or analgesia prior to a needle insertion or IV procedure (the “Ferndale License”). The Ferndale License has a minimum term of 10 years from the date of the first commercial sale of Prelude product components in North America or the United Kingdom.
     The Company received a licensing fee of $750,000 upon execution of the Ferndale License. In addition, the Company will receive a payment of $750,000 within ninety (90) days after receipt of the FDA’s 510(k) medical device clearance of Prelude. Ferndale will pay the Company an escalating royalty on net sales of Prelude product components. The Company will also receive milestone payments based on Ferndale’s achievement of certain net sales targets of the product components, as well as guaranteed minimum annual royalties. We are recognizing the upfront, nonrefundable payments as revenue on a straight-line basis over our contractual or estimated performance period. Accordingly, we determined that approximately $107,000 of the non-refundable license revenue was recognizable in the three and six months ended June 30, 2009. Approximately $643,000 is recognizable over the next 12 months and is shown as current deferred revenue. There was no licensing revenue or deferred revenue in the six months ended June 30, 2008.
     Handok License of Symphony™ tCGM System — On June 15, 2009, the Company entered into a License Agreement with Handok Pharmaceuticals Co., Ltd. (“Handok”) pursuant to which the Company granted Handok a license to develop, use, market, sell and import the Company’s Symphony™ tCGM System (“Symphony”) for continuous glucose monitoring for use by medical facilities and/or individual consumers in South Korea (the “Handok License”). The Handok License has a minimum term of 10 years from the date of the first commercial sale of Symphony in South Korea.
     The Company received a licensing fee of approximately $500,000 upon execution of the Handok License. In addition, the Company will receive milestone payments upon receipt of the FDA’s clearance of Symphony and upon the first commercial sale of Symphony in South Korea. Handok will also pay the Company a royalty on net sales of Symphony. The Company also will receive milestone payments based on Handok’s achievement of certain other targets. We are recognizing the upfront, nonrefundable payments as revenue on a straight-line basis over our contractual or estimated performance period. Accordingly, we determined that approximately $14,000 of the non-refundable license revenue was recognizable in the three and six months ended June 30, 2009. Approximately $324,000 is recognizable over the next 12 months and is shown as current deferred revenue. The approximately $162,000 that remains is recognizable as revenue beyond the 12 month period and is classified as non-current. There was no licensing revenue or deferred revenue in the six months ended June 30, 2008.

(12)	SUBSEQUENT EVENTS
     The Company evaluated subsequent events that occurred from June 30, 2009 through August 13, 2009, the date the Company’s financial statements were issued. There were no subsequent events that required adjustment to the financial statements.
     Warrant Exercises — As of July 17, 2009, the Company issued 661,922 shares of common stock in connection with cashless exercises of stock purchase warrants to purchase 920,118 shares of common stock.
     Increase in Authorized Common and Preferred Shares — On July 8, 2009, the shareholders of the Company voted in favor of the Board of Directors’ recommendation to increase the number of shares of common stock authorized for issuance from 60,000,000 shares to 100,000,000 shares and to increase the number of shares of preferred stock authorized for issuance from 10,000,000 shares to 40,000,000 shares. The Company filed an Amended and Restated Certificate of Authorization with the Secretary of State of the State of Delaware on August 6, 2009.
     Increase in Authorized Shares for 2008 Equity Incentive Plan — On July 8, 2009, the shareholders of the Company also voted in favor of the Board of Directors’ recommendation to increase the number of shares authorized for issuance under the 2008 Equity Incentive Plan from 1,700,000 shares to 2,700,000 shares. The 2008 Plan was amended effective as of May 1, 2009 to reflect such increase in authorized shares.

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
Overview
     On June 9, 2008, Echo Therapeutics, Inc., a Minnesota corporation (“Echo-MN”) entered into an Agreement and Plan of Merger (the “Merger Agreement”) with its wholly-owned subsidiary of the same name, Echo Therapeutics, Inc., a Delaware corporation (“Echo-DE”), in order to change Echo-MN’s state of incorporation from Minnesota to Delaware (the “Merger”). The Merger Agreement and Merger were approved by Echo-MN’s shareholders at Echo-MN’s Annual Meeting of the Shareholders on May 20, 2008. Pursuant to the Merger Agreement, Echo-MN merged with and into Echo-DE and Echo-DE is the surviving corporation.
     The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As of June 30, 2009, the Company had cash of approximately $908,000, a working capital deficit of approximately $3,917,000 and an accumulated deficit of approximately $64,502,000. Through June 30, 2009, the Company has not been able to generate sufficient sales from its operations to cover its costs and operating expenses. Although the

Company has been able to obtain unsecured and secured debt and issue securities through a series of private placements to raise capital in order to fund its operations, it is not known whether the Company will be able to continue this practice, or be able to obtain other types of financing to meet its cash operating expenses. This, in turn, raises substantial doubt about the Company’s ability to continue as a going concern. Additional financing is necessary to fund operations in 2009 and beyond. Management is currently pursuing additional private equity financing, and such financing is expected to be completed during 2009. However, no assurances can be given as to the success of these plans. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.
Operating Plan
     We are a medical device and specialty pharmaceutical company. We are developing a non-invasive, wireless, transdermal continuous glucose monitoring (tCGM) system for people with diabetes and for use in a clinical setting (initially in acute care), together with transdermal reformulations of specialty pharmaceutical products previously approved by the FDA.
     We are principally involved with product development and clinical studies for our tCGM system. Our Symphony tCGM system is a next-generation, non-invasive (needle-free), wireless tCGM system designed to provide reliable, continuous blood glucose data conveniently and cost-effectively. Presently, we have completed feasibility development of our prototype tCGM system, including our proprietary skin permeation system, and have engaged several development, engineering and manufacturing firms to assist us with all necessary final development efforts in connection with our plan to obtain regulatory approval through the FDA. We have completed several clinical studies over the past two years for the use of our tCGM system in acute care (hospital) and diabetes home use environments. We have engaged a consulting firm to evaluate our regulatory strategy for obtaining marketing approval from the FDA of our tCGM system. In order to complete our product development, clinical development programs and to obtain regulatory approval for our tCGM system, we will be required to raise substantial additional financing.
     Our specialty pharmaceuticals pipeline is based on our proprietary AzoneTS™ transdermal drug reformulation technology. We believe that, despite their commercial success in large, chronic markets, many FDA-approved products with safety, efficacy and/or patient comfort and convenience issues that limit or prohibit their full commercial potential are amenable to our AzoneTS reformulation technology focused on improved dermal penetration. We are leveraging our AzoneTS dermal penetration technology to engineer and develop a broad range of novel topical reformulations of commercially successful, FDA-approved products, generally in accordance with the FDA’s Section 505(b)(2) guidelines. Our lead AzoneTS product candidate is Durhalieve™, an AzoneTS topical reformulation of triamcinolone acetonide. Durhalieve is covered by our New Drug Application on file with the FDA for treatment of corticosteroid-responsive dermatoses. Also, we believe that Durhalieve has the potential to be an effective topical (needle-free) treatment for keloid scarring.
     We have engaged a clinical research organization to advise and manage the final product development requirements for our Durhalieve drug candidate. Presently, we are working to satisfy the FDA’s remaining manufacturing and clinical study requirements necessary to secure FDA approval of Durhalieve.
Research and Development
     A significant portion of our research and development expenses includes salaries paid to personnel and outside consultants and service providers, as well as for the allocation of facilities costs. Unfortunately, due to financial constraints, we have been unable to advance our medical device product development programs as rapidly as we had originally anticipated.
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
     We made a strategic decision to focus our product development efforts on our Symphony tCGM system and Prelude SkinPrep system because we concluded that these products are the most advanced products (as to product development effort) in our pipeline and, we believe, their regulatory path to FDA approval may be a more efficient process than that of our specialty pharmaceutical product candidates.
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
     On an ongoing basis, we evaluate our estimates and judgments for all assets and liabilities, including those related to stock-based compensation and purchased stock warrants classified as derivative liabilities. We base our estimates and judgments on historical experience, current economic and industry conditions and on various other factors that are believed to be reasonable under the circumstances. This forms the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. There have been no changes in our critical accounting policies and estimates as filed with the United States Securities and Exchange Commission (“SEC”) on April 13, 2009.
     We believe that full consideration has been given to all relevant circumstances that we may be subject to, and the consolidated financial statements accurately reflect our best estimate of the results of operations, financial position and cash flows for the periods presented.
Results of Operations
     As of June 30, 2009, we had nine (9) employees and used the services of three (3) independent contractors. Of this group of employees and contractors, five (5) are involved with finance and administration and seven (7) are involved with research and development, and clinical and regulatory matters. In addition to these individuals, we utilize outside contract engineering and contract manufacturing firms to support our operations. Further, we have engaged a clinical research organization and several consulting firms involved with regulatory strategy and clinical trial planning. We believe that with sufficient funding during the next 12 months, we will increase the number of employees in the areas of clinical research and testing, quality assurance, customer development and product marketing.
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
     Comparison of the six months ended June 30, 2009 and 2008
     Licensing Revenue — We signed two licensing agreements, each with a minimum term of ten years, during the six months ended June 30, 2009 that required up-front non-refundable license payments. The total up-front non-refundable license payments received in cash totaled $1,250,000. We are recognizing the upfront, nonrefundable payments as revenue on a straight-line basis over our contractual or estimated performance period. Accordingly, we determined that approximately $121,000 of the non-refundable license revenue was recognizable in the six months ended June 30, 2009. Approximately $967,000 is recognizable over the next 12 months and is shown as current deferred revenue. The approximately $162,000 that remains is recognizable as revenue beyond the 12 month period and is classified as non-current. There was no licensing revenue or deferred revenue in the six months ended June 30, 2008.

     Research and Development Expenses — Research and development expenses decreased by approximately $847,000 to approximately $695,000 for the six months ended June 30, 2009 from approximately $1,542,000 for the six months ended June 30, 2008. Research and development expenses decreased primarily as a result of our decreased product and clinical development activity for our Symphony and Prelude systems, including reduced outside contractor and employee costs. Our decreased product and clinical development activity was due principally to our need to control costs and expenses while we pursued additional funding needed to continue our operations. Research and development expenses amounted to approximately 33% and 39% of total operating expenses during the six months ended June 30, 2009 and June 30, 2008, respectively, and included product development expenses for our Prelude skin preparation technology, product development for our Symphony transdermal continuous glucose monitoring system, and regulatory consulting expenses related to our medical device products. Product development and clinical expenses included in research and development expenses represented approximately 97% and 3%, respectively, of research and development expenses for the six months ended June 30, 2009. During the six months ended June 30, 2008, the Company conducted a critical care trial at a Boston hospital, and completed numerous in-house clinical studies. We engaged several engineering and product development firms during the six months ended June 30, 2008 for the purposes of developing our Symphony and Prelude devices to be used for obtaining marketing approval from the FDA. Product development and clinical expenses amounted to approximately 95% and 4%, respectively, of research and development expenses for the six months ended June 30, 2008.
     Selling, General and Administrative Expenses — Selling, general and administrative expenses decreased by approximately $983,000 to approximately $1,422,000 for the six months ended June 30, 2009 from approximately $2,404,000 for the six months ended June 30, 2008. The net decrease was due to the combination of a decrease of approximately $323,000 in share-based compensation expenses from approximately $990,000 in 2008 to approximately $667,000 in 2009, a decrease of approximately $19,000 in salaries and payroll taxes, a decrease of approximately $510,000 in outside investor relations services, a decrease in legal expenses of approximately of $227,000, an increase of approximately $208,000 in financial investment advisory expenses and a decrease of approximately $60,000 in public company costs related to legal, accounting, printing and media costs. Selling, general and administrative expenses represented 67% and 61% of total operating expenses during the six months ended June 30, 2009 and 2008, respectively. Share-based compensation expenses are non-cash charges relating to the fair value of restricted common stock, options and warrants to purchase our common stock issued to employees, directors and certain service providers. We are not engaged in selling activities and, accordingly, general and administrative expenses relate principally to salaries and benefits for our executive, financial and administrative staff, public company reporting costs, legal, accounting, printing and media costs, capital-raising costs, and costs for general operations.
     Other Income (Expense) — Interest income was approximately $1,000 for the six months ended June 30, 2009 compared to interest income of approximately $17,000 for the six months ended June 30, 2008, a decrease of approximately $16,000. The decrease in interest income was primarily attributable to our lower average amount of cash equivalents on hand during the six months ended June 30, 2009 compared to the same period in 2008.

     Interest Expense — Interest expense was approximately $252,000 for the six months ended June 30, 2009, compared to interest expense of approximately $558,000 for the same period in 2008, a decrease of $306,000. The approximate net decrease in interest expense for each note payable obligation is shown in the table below:

	Six months ended
	June 30,	June 30,	Increase
Note Payable Obligation	2009	2008	(Decrease)
Senior promissory bridge notes	$—	$197,000	$(197,000)
Senior convertible notes	31,000	206,000	(175,000)
2008 Senior secured notes	204,000	154,000	50,000
2009 Senior secured note	16,000	—	16,000
Other short-term financing	1,000	1,000	—

Total notes payable	$252,000	$558,000	$(306,000)

Non-cash Interest included above	$234,000	$502,000	$(298,000)

     Senior promissory bridge notes in the amount of approximately $1,325,000 were converted into Senior Convertible Notes as of February 11, 2008. Senior convertible notes in the amount of approximately $2,078,000 commenced on February 11, 2008 and were exchanged for Series A Preferred Stock on September 30, 2008.
     We entered into a series of senior secured notes with a single investor during the period March 23, 2008 through June 24, 2008, borrowing up to an approximate balance of $2,209,000 (including interest). In connection with these financings, we incurred non-cash interest expense of approximately $204,000 and $154,000 for the six months ended June 30, 2009 and 2008, respectively, related primarily to the amortization of discounts on notes payable, the amortization of deferred financing costs and interest satisfied through the issuance of promissory notes. These notes were paid on June 3, 2009. The Company recognized a loss of approximately $32,000 with the extinguishment of this debt.
     We entered into a new senior secured note as of June 1, 2009. In connection with this financing, we incurred non-cash interest expense of approximately $16,000 and none for the six months ended June 30, 2009 and 2008, respectively, which was satisfied through the issuance of Series B Perpetual Preferred Stock (“Series B Stock”) and Series C Preferred Stock (“Series C Stock”) as of June 30, 2009. We recognized a loss of approximately $1,820,000 with the extinguishment of this debt.
     Derivative Loss — At June 30, 2009, we had outstanding warrants to purchase 5,561,037 shares of our common stock. Included in these warrants are outstanding warrants to purchase 1,699,802 shares that are considered to be derivative instruments since the agreements contain “down round” provisions whereby the number of shares covered by the warrants is subject to change in the event of certain dilutive stock issuances. Changes in fair value of the derivative financial instruments are recognized currently in the Statement of Operations as a Derivative Gain (Loss). The primary underlying risk exposure pertaining to the warrants is the change in fair value of the underlying common stock. The Derivative loss for the six months ended June 30, 2009 amounted to approximately $3,968,000. During the six months ended June 30, 2009, warrants to purchase 536,250 shares of common stock were exercised per a cashless exercise provision which has resulted in a reduction in derivative liability and an increase in paid-in capital in the amount of approximately $731,000. Further, as of June 30, 2009, holders of warrants to purchase 1,651,707 shares of common stock agreed to waive all anti-dilution provisions in their warrant agreements. As a result, derivative liability has been reduced and paid-in capital has been increased by approximately $2,332,000.
     At June 30, 2009, warrants to purchase 1,699,802 shares of common stock include anti-dilution provisions and represent the only derivative instruments we held. The fair value of these derivative instruments at June 30, 2009 was approximately $2,239,000 and is included in Derivative Warrant Liability, a current liability.

     In 2008, due to certain requirements to obtain and maintain an effective registration statement covering the shares of common stock underlying the warrants issued to Imperium Master Fund Ltd. (“Imperium”) in 2008 (the “Imperium Warrants”), we originally determined that the Imperium Warrants did not meet the requirements for classification as equity as described in EITF Issue No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock.” As a result, the fair value of the Imperium Warrants was recorded as a derivative liability which resulted in the recognition of a derivative loss upon issuance in the amount of approximately $569,000 in March 2008. As of May 14, 2008, Imperium agreed to eliminate our obligation to maintain an effective registration statement covering the shares of common stock underlying the Imperium Warrants and, as a result, the Imperium Warrants were no longer required to be recorded as a derivative liability. The derivative liability was adjusted to fair value at June 30, 2008 with the decrease in the fair value of approximately $30,000 being recorded as a reduction of the derivative loss.
     Loss on Extinguishment of Debt — During the six months ended June 30, 2009, we recorded a loss on extinguishment of debt in the amount of approximately $1,820,000 relating to the retirement of 2009 Senior Secured Note in exchange for Series B Perpetual Preferred Stock and Series C Preferred Stock. Additionally, we recorded a loss on extinguishment of debt in the amount of approximately $32,000 relating to the 2008 Secured Senior Notes.
     In 2008, we determined that the terms of the Senior Convertible Notes were deemed “substantially different,” as described in EITF Issue No. 96-19, “Debtor’s Accounting for a Modification or Exchange of Debt Instruments,” from the terms of the Bridge Notes based on the change in the fair value of the embedded conversion features. As a result, we recorded the Senior Convertible Notes issued in exchange for the Bridge Notes (originally issued in September 2007) at fair value on the date of issuance (February 11, 2008) and recorded a loss on extinguishment of debt of approximately $586,000 for the six months ended June 30, 2008. The fair value of the warrants issued to the holders of the Bridge Notes upon conversion into the Senior Convertible Notes in February 2008, which we estimated to be approximately $626,000, was also included in the loss on extinguishment of debt for the six months ended June 30, 2008. The difference between the fair value and the face value of the Senior Convertible Notes is being accreted to interest expense over the term of the notes.
     Net Loss — As a result of the factors described above, we had a net loss of approximately $8,066,000 for the six months ended June 30, 2009 compared to approximately $6,286,000 for the six months ended June 30, 2008.
     Comparison of the quarters ended June 30, 2009 and 2008
     Licensing Revenue — We signed two licensing agreements during the three months ended June 30, 2009 that required up-front non-refundable license payments at the start of the license period of at least 10 years. The total up-front non-refundable license payments received in cash totaled $1,250,000. We are recognizing the upfront, nonrefundable payments as revenue on a straight-line basis over our contractual or estimated performance period. Accordingly we determined that approximately $121,000 of the non-refundable license revenue was recognizable in the three months ended June 30, 2009. Approximately $967,000 is recognizable over the next 12 months and is shown as current deferred revenue. The approximately $162,000 that remains is recognizable as revenue beyond the 12 month period and is classified as non-current. There was no licensing revenue or deferred revenue in the three months ended June 30, 2008.
     Research and Development Expenses — Research and development expenses decreased by approximately $365,000 to approximately $406,000 for the quarter ended June 30, 2009 from approximately $772,000 for the quarter ended June 30, 2008. Research and development expenses decreased primarily as a result of our decreased product and clinical development activity for our Symphony and Prelude systems, including reduced outside contractor and employee costs. Our decreased product and clinical development activity was due principally to our need to control costs and expenses while we pursued additional funding needed to continue our operations. Research and development expenses amounted to approximately 32% and 39% of total operating expenses during the quarters ended June 30, 2009 and June 30, 2008, respectively, and included product development expenses for our Prelude skin preparation technology, product development for our Symphony transdermal continuous glucose monitoring system, and regulatory consulting expenses related to our medical device products. Product development and clinical expenses included in research and development expenses represented approximately 97% and 3%, respectively, of research and development expenses for the quarter ended June 30, 2009. Product development and clinical expenses amounted to approximately 97% and 3%, respectively, of research and development expenses for the quarter ended June 30, 2008.
     Selling, General and Administrative Expenses — Selling, general and administrative expenses decreased by approximately $366,000 to approximately $848,000 for the quarter ended June 30, 2009 from approximately $1,214,000 for the quarter ended June 30, 2008. The net decrease was due to the combination of a decrease of approximately $236,000 in share-based compensation expenses from approximately $504,000 in 2008 to approximately $269,000 in 2009, an increase of approximately $23,000 in salaries and payroll taxes, a decrease of approximately $259,000 in investor relations and an increase of approximately $143,000 in public company costs related to legal, accounting, printing and media costs. Selling, general and administrative expenses represented 68% and 61% of total operating expenses during the quarters ended June 30, 2009 and 2008, respectively. Share-based compensation expenses are non-cash charges relating to the fair value of restricted common stock, options and warrants to purchase our common stock issued to employees, directors and certain service providers. We are not engaged in selling activities and, accordingly, general and administrative expenses relate principally to salaries and benefits for our executive, financial and administrative staff, public company reporting costs, legal, accounting, printing and media costs, capital-raising costs, and costs for general operations.
     Other Income — Interest income was approximately $1,000 for the quarter ended June 30, 2009 compared to interest income of approximately $7,000 for the quarter ended June 30, 2008, a decrease of approximately $6,000. The decrease in interest income was primarily attributable to our lower average amount of cash equivalents on hand during the three months ended June 30, 2009 compared to the same period in 2008.
     Interest Expense — Interest expense was approximately $74,000 for the three months ended June 30, 2009, compared to interest expense of approximately $278,000 for the same period in 2008, a decrease of approximately $204,000. The approximate net decrease in interest expense for each note payable obligation is shown in the table below:

	Three months ended
	June 30,	June 30,	Increase
Note Payable Obligation	2009	2008	(Decrease)
Senior convertible notes	$16,000	$133,000	$(117,000)
2008 senior secured notes	41,000	144,000	(103,000)
2009 senior secured note	16,000	—	16,000
Other short-term financing	1,000	1,000	—

Total notes payable	$74,000	$278,000	$(204,000)

Non-cash Interest included above	$58,000	$277,000	$(219,000)

     Senior convertible notes in the amount of approximately $2,078,000 commenced on February 11, 2008 and were exchanged for Series A Preferred Stock on September 30, 2008. As of June 30, 2009 senior convertible notes amounting to approximately $321,000, net of discounts of approximately $23,000, remained outstanding. We entered into a series of senior secured convertible notes during the period March 23, 2008 through June 24, 2008, borrowing up to an approximate balance of $2,209,000. In connection with these financings, we incurred non-cash interest expense of approximately $58,000 and $277,000 for the three months ended June 30, 2009 and 2008, respectively, related primarily to the amortization of discounts on notes payable, the amortization of deferred financing costs and interest satisfied through the issuance of promissory notes. We entered into a new Senior Secured note as of June 1, 2009. In connection with this financing, we incurred non-cash interest expense of approximately $16,000 and none for the six months ended June 30, 2009 and 2008, respectively, which was satisfied through the issuance of Series B Stock as of June 30, 2009.

     On June 1, 2009, we issued a 10% Senior Secured Promissory Note (the “Platinum Note”) to Platinum Montaur Life Sciences, LLC (“Platinum”) in the principal amount of $1,990,000. The outstanding principal of the Platinum Note accreted in value at an annual rate of 10%, compounded monthly. The initial maturity date was June 29, 2009, and the maturity date was subsequently extended to July 7, 2009. The Company used the net proceeds of the Platinum Note to pay a significant portion of the Senior Secured Convertible Notes. As of June 30, 2009, we exchanged the Platinum Note and interest for Series B Stock and Series C Stock.
     Derivative Loss —At June 30, 2009, we had outstanding warrants to purchase 5,561,037shares of our common stock. Included in these warrants are outstanding warrants to purchase 1,699,802 shares that are considered to be derivative instruments since the agreements contain “down round” provisions whereby the number of shares covered by the warrants is subject to change in the event of certain dilutive stock issuances. Changes in fair value of the derivative financial instruments are recognized currently in the Statement of Operations as a Derivative Gain (Loss). The primary underlying risk exposure pertaining to the warrants is the change in fair value of the underlying common stock. At June 30, 2009, these warrants represent the only derivative instruments we held. The Derivative Loss for the three months ended June 30, 2009 was approximately $3,716,000.
     In 2008, due to certain requirements to obtain and maintain an effective registration statement covering the shares of common stock underlying the Imperium Warrants, we originally determined that the Imperium Warrants did not meet the requirements for classification as equity as described in EITF Issue No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock.” As a result, the fair value of the Imperium Warrants was recorded as a derivative liability which resulted in the recognition of a derivative loss upon issuance in the amount of approximately $569,000 in March 2008. As of May 14, 2008, Imperium agreed to eliminate our obligation to maintain an effective registration statement covering the shares of common stock underlying the Imperium Warrants and, as a result, the Imperium Warrants were no longer required to be recorded as a derivative liability. The derivative liability was adjusted to fair value at June 30, 2008 with the decrease in the fair value of approximately $30,000 being recorded as a reduction of the derivative loss.
     Loss on Extinguishment of Debt — During the three months ended June 30, 2009, we recorded a loss on extinguishment of debt in the amount of approximately $1,820,000 relating to the retirement of 2009 Senior Secured Note. Additionally, we recorded a loss on extinguishment of debt in the amount of approximately $32,000 relating to the 2008 Senior Secured Notes. There was no loss on extinguishment of debt for the three months ended June 30, 2008.
     Net Loss — As a result of the factors described above, we had a net loss of approximately $6,775,000 for the quarter ended June 30, 2009 compared to approximately $2,305,000 for the quarter ended June 30, 2008.
Liquidity and Capital Resources
     We have financed our operations since inception primarily through private sales of our common stock and preferred stock, the issuance of convertible promissory notes and secured promissory notes, the issuance of intellectual property and product licenses and, cash received in connection with exercises of common stock purchase options and warrants. As of June 30, 2009, we had approximately $908,000 of cash and cash equivalents, with no other short term investments.
     Net cash provided by operating activities was approximately $185,000 for the six months ended June 30, 2009. The use of cash in operating activities was primarily attributable to the net loss of approximately $8,066,000 for the six months ended June 30, 2009, offset by non-cash expenses of approximately $3,968,000 for derivative losses, approximately $80,000 for depreciation and amortization, approximately $667,000 for share-based compensation expense, approximately $277,000 for shared-based compensation to outside service providers, approximately $1,820,000 for non-cash losses on extinguishment of debt, and approximately $234,000 in non-cash interest expense relating to the Senior Convertible Promissory Notes and Senior Secured Notes. A decrease in accounts payable used approximately $5,000 of cash. An increase in deferred revenue relating to the issuance of intellectual and product licenses provided approximately $1,129,000 of cash. Changes in other current assets and current liabilities provided net cash of approximately $82,000.

     Net cash provided by investing activities was approximately $500 for the six months ended June 30, 2009, from the release of a restricted cash account.
     Net cash provided by financing activities was approximately $480,000 for the six months ended June 30, 2009, primarily attributable to the proceeds from the sale of Series A-2 Convertible Preferred Stock of approximately $700,000, approximately $1,990,000 attributable to the proceeds from 2009 Senior Secured Note. This was offset by payments made on the 2008 Senior Secured Notes of approximately $2,209,000.
     At June 30, 2009, we had outstanding warrants to purchase 5,561,037 shares of common stock at exercise prices ranging from $0.50 to $50.00.
     As of August 2, 2009, we had cash and cash equivalents of approximately $552,000.
     Our management continues to aggressively pursue additional financing from existing relationships (prior shareholders, investors and lenders) and from new investors. In 2008, we engaged an investment banking firm to assist us with these efforts. Until recently, our ability to incur additional indebtedness has been limited due to the need to obtain consent of the holder under the terms of our Secured Notes. In addition, our agreement with the holder of the Secured Notes contained a number of restrictive covenants, including a requirement to maintain stockholders’ equity, as defined, equal to or in excess of $6.5 million. The Secured Notes were repaid on June 2, 2009.
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
     The current economic conditions have had a significant impact on our ability to raise necessary capital to fund our product development and clinical programs in accordance with our original projected level of operations. We believe that uncertainties in the financial markets have limited the availability of financing for us. During 2009, our product development, clinical programs and FDA meetings and communication plans will be conducted to the extent possible based on available funding from investors. During the six months ended June 30, 2009, we reduced our expected development and clinical costs while pursuing necessary funding for operations. Without sufficient funding for our programs, our progress to obtain regulatory approval for our medical device product Symphony tCGM System and our specialty pharmaceutical candidate Durhalieve may be delayed.
     We have the ability to manage our costs aggressively and increase our operating efficiencies while continuing an effective level of product development and clinical programs, thereby maximizing the time available to complete an equity financing. During the six months ended June 30, 2009, we have reduced our product development and clinical programs as we continue to pursue equity financing. Equity financing delays in the future could cause us to further delay or halt our product development and clinical programs. Although we believe that financing can be obtained, there can be no guarantee that additional equity capital will be available in sufficient amounts on terms favorable to us, if at all.
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
     Series A-2 Preferred Stock and Warrant Financing — On April 8, April 24, April 28 and May 31, 2009, we entered into an Amended and Restated Stock and Warrant Purchase Agreement dated as of April 2, 2009 (the “A-2 Purchase Agreement”) with certain strategic institutional and accredited investors (the “A-2 Investors”) in connection with our private placement (the “A-2 Financing”) of 1,200,000 shares of our Series A-2 Convertible Preferred Stock (the “Series A-2 Stock”) at a price of $0.50 per share together with warrants to purchase a number of shares of our Common Stock equal to (i) thirty-five percent (35%), or (ii) for investments of $250,000 or more, fifty percent (50%), of the number of shares of Series A-2 Stock purchased by each A-2 Investor in the A-2 Financing (the “A-2 Warrants”) in the A-2 Financing. We raised $600,000 during the three months ended June 30, 2009. As of the six months ended June 30, 2009, we had received total gross proceeds of $700,000 from the A-2 Financing.
     In conjunction with the dividend on the Series A-2 preferred stock, we accreted dividends of $11,221 for the six months ended June 30, 2009 and for the same period we paid annual dividends of $11,221 in the form of 22,436 shares of Series A-2 Stock.
     As of June 29, 2009, we satisfied 8% quarterly dividend commitments for its Series A Stock, Series A-1 Stock and Series A-2 Stock with the issuance of additional preferred stock of 31,573 shares, 15,642 shares, and 21,419 shares, respectively.
     2009 Senior Secured Note — On June 1, 2009, we issued to Platinum Montaur Life Sciences, LLC (“Platinum”) a 10% Senior Secured Promissory Note (the “Platinum Note”) in the principal amount of $1,990,000. The outstanding principal of the Platinum Note accreted in value at an annual rate of 10%, compounded monthly, and was due on June 29, 2009. We used the net proceeds of the Platinum Note to pay the Imperium Notes. The maturity date was extended to July 7, 2009. As of June 30, 2009, we exchanged the Platinum Note and interest for Series B Stock and Series C Stock
     Repayment of Senior Secured Notes — On June 2, 2009, we paid each of the following four Original Issue Discount Senior Secured Notes issued to Imperium Master Fund, Ltd. (“Imperium”) pursuant to a Securities Purchase and Loan Agreement between us and Imperium dated as of March 24, 2008 (as amended, the “Loan Agreement”): a note issued on March 24, 2008 with a maturity date of March 24, 2009, which maturity date was subsequently extended to May 31, 2009; a note issued on April 24, 2008 with a maturity date of April 24, 2009, which maturity date was subsequently extended to May 31, 2009; a note issued on June 2, 2008 with a maturity date of June 2, 2009; and a note issued on June 24, 2008 with a maturity date of June 24, 2009.
     Exchange of Series A, Series A-1 and Series A-2 Preferred Stock for Common Stock and Series C Preferred Stock — On June 29, 2009, we entered into an Exchange Agreement (the “Series A Exchange Agreement”) with all of the holders of the Series A Stock (collectively, the “Series A Holders”). The Series A Holders are the holders of an aggregate of 1,632,733 shares of the Series A Stock, including paid-in-kind dividends accrued through June 29, 2009, constituting all of the issued and outstanding Series A Convertible Preferred Stock. The Series A Stock was initially convertible into shares of Common Stock at the option of the holder at a price per share of $1.35, subject to adjustment for stock splits, combinations or similar events and subject to customary weighted average anti-dilution adjustments.
     Under the terms of the Series A Exchange Agreement, we issued and delivered to the Series A Holders, in exchange for the cancellation of the Series A Stock, 2,938,920 shares of Common Stock. If, as a result of this exchange transaction, any Series A Holder or any of its affiliates, individually or in the aggregate, would beneficially own more than 9.99% of our issued and outstanding Common Stock (the “Threshold Amount”), the

Series A Holder would receive Common Stock rounded to the nearest whole share, up to the Threshold Amount, and the remaining Common Stock would be exchanged for Series C Stock convertible into the number of shares of Common Stock equal to the difference between the aggregate number of shares of Common Stock to be issued to the Series A Holder and the actual number of shares of Common Stock issued. As a result of this provision, one Series A Holder received 2,323.105 shares of Series C Stock instead of 2,323,105 shares of Common Stock. The remaining Series A Holders received 615,815 shares of common stock. After giving effect to the Series A Exchange Agreement, we do not have any shares of Series A Convertible Preferred Stock issued and outstanding.
     On June 29, 2009, we entered into an Exchange Agreement (the “Series A-1 Exchange Agreement”) with all of the holders of the Series A-1 Stock (collectively, the “Series A-1 Holders”). The Series A-1 Holders are the holders of an aggregate of 809,121 shares of our Series A-1 Convertible Preferred Stock (“Series A-1 Stock”), including paid-in-kind dividends accrued through June 29, 2009, constituting all of the issued and outstanding Series A-1 Convertible Preferred Stock. The Series A-1 Stock was initially convertible into shares of Common Stock at the option of the holder at a price per share of $1.00, subject to adjustment for stock splits, combinations or similar events and subject to customary weighted average anti-dilution adjustments.
     Under the terms of the Series A-1 Exchange Agreement, we issued and delivered to the Series A-1 Holders, in exchange for the cancellation of the Series A-1 Stock, 1,078,828 shares of Common Stock. If, as a result of this exchange transaction, any Series A-1 Holder or any of its affiliates, individually or in the aggregate, would beneficially own more than the Threshold Amount, the Series A-1 Holder would receive Common Stock rounded to the nearest whole share, up to the Threshold Amount, and the remaining Common Stock would be exchanged for Series C Stock convertible into the number of shares of Common Stock equal to the difference between the aggregate number of shares of Common Stock to be issued to the Series A-1 Holder and the actual number of shares of Common Stock issued. As a result of this provision, one Series A-1 Holder received 280.993 shares of Series C Stock instead of 280,993 shares of Common Stock. The remaining Series A-1 Holders received 797,835 shares of common stock. After giving effect to the Series A-1 Exchange Agreement, we do not have any shares of Series A-1 Stock issued and outstanding.
     On June 29, 2009, we entered into an Exchange Agreement (the “Series A-2 Exchange Agreement”) with all of the holders of the Series A-2 Stock (collectively, the “Series A-2 Holders”). The Series A-2 Holders are the holders of an aggregate of 1,422,436 shares of the Series A-2 Stock, including paid-in-kind dividends accrued through June 29, 2009, constituting all of the issued and outstanding Series A-2 Stock. The Series A-2 Stock was convertible into shares of Common Stock at the option of the holder at a price per share of $.50, subject to adjustment for stock splits, combinations or similar events and subject to customary weighted average anti-dilution adjustments.
     Under the terms of the Series A-2 Exchange Agreement, we issued and delivered to the Series A-2 Holders, in exchange for the cancellation of the Series A-2 Stock, 1,422,436 shares of Common Stock. If, as a result of this exchange transaction, any Series A-2 Holder or any of its affiliates, individually or in the aggregate, would beneficially own more than the Threshold Amount, the Series A-2 Holder would receive Common Stock rounded to the nearest whole share, up to the Threshold Amount, and the remaining Common Stock would be exchanged for Series C Stock convertible into the number of shares of Common Stock equal to the difference between the aggregate number of shares of Common Stock to be issued to the Series A-2 Holder and the actual number of shares of Common Stock issued. As a result of this provision, one Series A-2 Holder received 508.986 shares of Series C Stock instead of 508,986 shares of Common Stock. The remaining Series A-2 Holders received 913,450 shares of common stock. After giving effect to the Series A-2 Exchange Agreement, we do not have any shares of Series A-2 Stock issued and outstanding.
     Series B Preferred Stock and Warrant Financing — On July 7, 2009, we entered into a Stock Purchase Agreement dated as of June 30, 2009 (the “Purchase Agreement”) with Platinum in connection with our private placement (the “Financing”) of 200.6031 shares of Series B Stock, together with 1,205,016 shares of Common Stock, for an aggregate price of $2,006,031. We received payment of the purchase price in the form of the extinguishment of the Platinum Note in the amount of $2,006,031, which amount included principal and interest accrued through June 30, 2009. We recognized a loss on the extinguishment of this debt for approximately $1,820,000.

     The Purchase Agreement states that the Financing may not result in a purchaser or any of its affiliates, individually or in the aggregate, beneficially owning more than the Threshold Amount; provided, however, that a purchaser may waive the foregoing provision upon sixty-one (61) days’ advance written notice to us. If the Financing would result in a purchaser owning Common Stock in excess of the Threshold Amount, then the purchaser would receive Common Stock up to the Threshold Amount, and the remaining Common Stock would be exchanged for Series C Stock convertible into the number of shares of Common Stock equal to the difference between the aggregate number of shares of Common Stock to be issued to the purchaser and the actual number of shares of Common Stock issued. As a result of this provision, Platinum received 1,205.016 shares of Series C Stock instead of 1,205,016 shares of Common Stock that it otherwise would have received pursuant to the Purchase Agreement.
     Pursuant to the terms of the Certificate of Designation, Preference and Rights of Series B Preferred Stock (the “Series B Certificate”), we may redeem, in whole at any time or in part, the outstanding Series B Stock at a redemption price per share equal to the sum of the Face Amount and the accrued and unpaid dividends thereon through the redemption date. In addition, we are obligated to redeem the Series B Stock within two business days following the occurrence of certain events set forth in the Series B Certificate.
     The Series B Stock will yield a quarterly dividend, at an initial annual rate of 8%, which is payable in cash or in kind at our option. If the Series B Stock is outstanding on the twelve month anniversary of the Issuance Date (as defined in the Series B Certificate), the dividend rate shall increase to 10% per annum and, if the Series B Stock is outstanding on the eighteen month anniversary of the Issuance Date, then the dividend rate shall increase to 12% per annum.
     Pursuant to the terms of the Certificate of Designation, Preference and Rights of Series C Preferred Stock, each share of Series C Stock is initially convertible into one thousand shares of Common Stock, subject to adjustment for stock splits, combinations or similar events. Each holder who receives Series C Stock may convert its Series C Stock at any time following its issuance.
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
PART II—OTHER INFORMATION
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
     On May 27, 2009, we issued warrants to purchase 360,000 shares of the Company’s common stock at an exercise price of $0.55 per share to a vendor for financial advisory services. The warrants have a five year term. The issuance of the warrants was made in a transaction not involving any public offering pursuant to an exemption from registration under Section 4(2) of the Securities Act.
     On June 1, 2009, we issued 35,000 shares of the Company’s common stock to a vendor in consideration for investor awareness services. The issuance of the shares was made in a transaction not involving any public offering pursuant to an exemption from registration under Section 4(2) of the Securities Act.
Item 6. Exhibits.
     The Exhibits listed in the Exhibit Index immediately preceding such Exhibits are filed with or incorporated by reference in this report.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ECHO THERAPEUTICS, INC.
Date: August 13, 2009	By:	/s/ Patrick T. Mooney, M.D.
Patrick T. Mooney, M.D.
Chief Executive Officer and Chairman of the Board

	By:	/s/ Harry G. Mitchell, CPA
Harry G. Mitchell, CPA
Chief Operating Officer, Chief Financial Officer and Treasurer

EXHIBIT INDEX

Exhibit No.	Item.
3(i)	Amended and Restated Certificate of Incorporation dated August 7, 2009 is attached hereto and incorporated herein by reference.

4.1	Form of Warrant to Purchase Common Stock is incorporated herein by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K dated April 14, 2009.

4.2	Form of Restricted Stock Agreement is incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated May 20, 2008.

10.1	Amended and Restated Stock and Warrant Purchase Agreement by and among the Company and the Investors named therein, dated as of April 2, 2009, is incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K dated April 14, 2009.

10.2	Letter agreement between the Company and Imperium Master Fund, Ltd. dated April 23, 2009 is incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated April 24, 2009.

10.3	License Agreement between the Company and Ferndale Pharma Group, Inc. dated as of May 27, 2009 is incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated May 27, 2009.

10.4	License Agreement between the Company and Handok Pharmaceuticals Co., Ltd. dated as of June 15, 2009 is incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated June 15, 2009.

10.5	Exchange Agreement between the Company and Series A Holders dated June 29, 2009 is incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated June 29, 2009.

10.6	Stock Purchase Agreement by and between the Company and Platinum dated as of June 30, 2009 is incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated July 7, 2009.

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Operating Officer, Chief Financial Officer and Treasurer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Operating Officer, Chief Financial Officer and Treasurer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Certificate of Designation, Rights and Preferences of Series A-2 Preferred Stock is incorporated herein by reference to Exhibit 99.1 of the Company’s Current Report on Form 8-K dated April 14, 2009.

99.2	Certificate of Designation, Rights and Preferences of Series B Perpetual Preferred Stock is incorporated herein by reference to Exhibit 99.1 of the Company’s Current Report on Form 8-K dated July 7, 2009.

99.3	Certificate of Designation, Rights and Preferences of Series C Preferred Stock is incorporated herein by reference to Exhibit 99.1 of the Company’s Current Report on Form 8-K dated June 29, 2009.