Form 10-Q
period 2009-09-30
Echo Therapeutics, Inc.
filed 2009-11-19
CIK 1031927

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2009.
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     As of November 16, 2009, 26,755,948 shares of the registrant’s Common Stock. $0.01 par value, were issued and outstanding.

ECHO THERAPEUTICS, INC.
Quarterly report on Form 10-Q for the period ended September 30, 2009

PART I—FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements.
Echo Therapeutics, Inc.
Consolidated Balance Sheets

	As of,
	September 30,	December 31,
	2009	2008
	Unaudited

ASSETS
Current Assets:
Cash and cash equivalents	$144,464	$242,867
Accounts receivable	292,913	—
Prepaid expenses and other current assets	165,042	17,132

Total current assets	602,419	259,999

Property and Equipment, at cost:
Computer equipment	262,278	242,495
Office and laboratory equipment (including assets under capitalized leases)	618,723	609,029
Furniture and fixtures	14,288	14,288
Manufacturing equipment	129,320	129,320
Leasehold improvements	177,768	177,768

	1,202,377	1,172,900
Less-Accumulated depreciation and amortization	(1,133,403)	(1,105,330)

Net property and equipment (including assets under capitalized leases)	68,974	67,570

Other Assets:
Restricted cash	9,749	10,250
Intangible assets, net of accumulated amortization	9,738,405	9,827,154
Deferred financing costs, net of amortization	93,928	141,373
Deposits and other assets	2,000	2,000

Total other assets	9,844,082	9,980,777

Total assets	$10,515,475	$10,308,346

The accompanying notes are an integral part of these consolidated financial statements.

Echo Therapeutics, Inc.
Consolidated Balance Sheets

	As of,
	September 30,	December 31,
	2009	2008
	Unaudited

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$1,414,489	$1,177,719
Customer deposits	100,000	—
Deferred revenue	843,556	—
Current portion of notes payable and capital lease obligation, net of discounts	1,828	2,054,062
Derivative warrant liability	2,047,412	—
Accrued expenses and other liabilities	662,920	174,768

Total current liabilities	5,070,205	3,406,549

Notes Payable and capital lease obligation, net of current portion and discounts	340,418	300,467
Deferred revenue, net of current portion	81,081	—

Total Long-term Liabilities	421,499	300,467

Stockholders’ Equity:
Preferred Stock, $0.01 par value, authorized 40,000,000 shares at September 30, 2009 and December 31, 2008, respectively :
Perpetual Preferred Series:
Series B, authorized 40,000 shares, issued and outstanding 200.6031 and none at September 30, 2009 and December 31, 2008, respectively (preference in liquidation of $2,006,031 at September 30, 2009	2	—
Convertible Preferred Series:
Series A, authorized 2,636,363 shares, issued and outstanding none and 1,570,194 shares at September 30, 2009 and December 31, 2008, respectively	—	15,702
Series A-1, authorized 2,000,000 shares, issued and outstanding none and 778,136 shares at September 30, 2009 and December 31, 2008, respectively	—	7,781
Series A-2, authorized 4,400,000 and none, issued and outstanding none at September 30, 2009 and December 31, 2008	—	—
Series C, authorized 10,000 shares, issued and outstanding 4,318.1 and none at September 30, 2009 and December 31, 2008, respectively	43	—
Common stock, $0.01 par value, authorized 100,000,000 and 60,000,000shares at September 30, 2009 and December 31, 2008, respectively, issued and outstanding 24,279,392 and 19,095,838 shares at September 30, 2009 and December 31, 2008, respectively	242,796	190,960
Additional paid-in capital	70,465,703	64,668,550
Accumulated deficit	(65,684,773)	(58,281,663)

Total stockholders’ equity	5,023,771	6,601,330

Total liabilities and stockholders’ equity	$10,515,475	$10,308,346

The accompanying notes are an integral part of these consolidated financial statements.

Echo Therapeutics, Inc.
Consolidated Statements of Operations
Unaudited

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Licensing Revenue	$204,332	$—	$325,364	$—
Other Revenue	292,913	—	292,913	—

Total Revenues	497,245	—	618,277	—

Operating Expenses:
Research and development	815,991	883,916	1,510,635	2,425,822
Selling, general and administrative	834,702	875,138	2,256,298	3,279,522

Total operating expenses	1,650,693	1,759,054	3,766,933	5,705,344

Loss from operations	(1,153,448)	(1,759,054)	(3,148,656)	(5,705,344)

Other Income (Expense):
Interest income	346	4,671	1,272	21,746
Interest expense	(16,601)	(303,473)	(269,083)	(861,863)
Loss on extinguishment of debt	—	(844,760)	(1,851,668)	(2,056,773)
Derivatives loss	(13,411)	—	(3,981,159)	(586,716)

Other income (expense), net	(29,666)	(1,143,562)	(6,100,638)	(3,483,606)

Net loss	(1,183,114)	(2,902,616)	(9,249,294)	(9,188,950)

Deemed dividend on beneficial conversion of Series A and A-1 Preferred Stock	—	—	(2,426,876)	—
Accretion of dividends on Convertible Preferred Stock	—	—	(126,676)	—

Net loss applicable to common shareholders	$(1,183,114)	$(2,902,616)	$(11,802,846)	$(9,188,950)

Net loss per common share, basic and diluted	$(0.05)	$(0.15)	$(0.56)	$(0.50)

Basic and diluted weighted average common shares outstanding	24,049,135	18,771,460	21,182,530	18,544,093

The accompanying notes are an integral part of these consolidated financial statements.

Echo Therapeutics, Inc.
Consolidated Statements of Cash Flows
Unaudited

	Nine Months Ended September 30,
	2009	2008
Cash Flows From Operating Activities:
Net loss	$(9,249,294)	$(9,188,950)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	119,271	147,352
Share-based compensation	1,075,347	1,429,688
Fair value of common stock and warrants issued for services	344,653	418,610
Derivative loss	3,981,159	586,716
Non-cash loss on extinguishment of debt	1,819,574	2,056,773
Non-cash interest expense	250,524	845,225
Changes in assets and liabilities:
Accounts receivable	(292,913)	—
Prepaid expenses and other current assets	(147,910)	(35,637)
Accounts payable	236,770	302,903
Customer deposits	100,000	—
Deferred revenue	924,637	—
Accrued expenses and other liabilities	181,005	291,147

Net cash used in operating activities	(657,177)	(3,146,173)

Cash Flows from Investing Activities:
Purchase of property and equipment	(20,938)	(29,080)
Decrease in restricted cash	501	—

Net cash used in investing activities	(20,437)	(29,080)

Cash Flows From Financing Activities
Proceeds from the sale of Series A-2 preferred stock, net of expenses	699,576	—
Proceeds from investor advances	100,000	—
Principal payments for capital lease obligations	(426)	—
Proceeds from Short Term Senior Secured Note	1,990,000	—
Proceeds from (payments on) Senior Secured Notes and Warrants	(2,209,426)	2,000,000
Proceeds from Senior Convertible Promissory Notes	—	700,000
Deferred financing costs	(467)	(432,309)
Dividends paid in cash on Series A, A-1 and A-2 preferred stock	(46)	—
Proceeds from the exercise of warrants	—	114,079

Net cash provided by financing activities	579,211	2,381,770

Net Decrease in Cash and Cash Equivalents	(98,403)	(793,483)
Cash and Cash Equivalents, beginning of period	242,867	1,193,163

Cash and Cash Equivalents, end of period	$144,464	$399,680

The accompanying notes are an integral part of these consolidated financial statements.

	Nine Months Ended September 30,
	2009	2008
Supplemental Disclosure of Cash Flow Information and Non Cash Financing Transactions:
Cash paid for interest	$18,559	$9,459

Accretion of dividend on Series A, A-1 and A-2 Convertible Preferred Stock	$859	$—

Beneficial conversion feature on Senior Convertible Notes	$—	$121,320

Deemed dividend on beneficial conversion of Series A and A-1 Preferred Stock	$2,426,876	$—

Conversion of Short-term promissory note to Series B and Series C preferred	$2,006,031	$—

Common stock issued for conversion of Senior Convertible Notes and accrued interest	$—	$52,041

Fair value of warrants issued for deferred financing costs	$—	$185,668

Fair value of warrants issued in connection with Senior Convertible Notes included in extinguishment loss	$—	$626,480

Adjustment to fair value of Bridge Notes exchanged for Senior Convertible notes included in extinguishment loss	$—	$585,533

Fair value of warrants issued in connection with exchange of Senior Convertible Notes for preferred stock included in extinguishment loss	$—	$106,182

Intrinsic value of the conversion feature of the Bridge Notes when converted to Senior Convertible Notes recorded as a reduction of additional paid-in capital	$—	$212,328

Relative fair value of warrants issued with Secured Notes	$—	$219,838

Derivative warrant liability reclassified from stockholders’ equity	$1,080,118	$—

Reclassification of derivative liability to additional paid-in capital	$3,270,768	$919,593

Exchange of Series A, A-1 and A-2 Preferred Stock to Series C Preferred Stock and common stock	$3,724,529	$—

Senior Convertible Notes issued for accrued interest	$20,231	$103,902

Conversion of Senior Convertible Notes to preferred stock	$—	$2,077,886

Asset acquired under Capital Lease Agreement	$10,988	$—

The accompanying notes are an integral part of these consolidated financial statements.

Echo Therapeutics, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Period Ended September 30, 2009 (Unaudited)
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
     The accompanying unaudited consolidated financial statements have been prepared in conformity with generally accepted accounting principles in the United States (“GAAP”) consistent with those applied in, and should be read in conjunction with, the Company’s audited financial statements and related footnotes for the year ended December 31, 2008 included in the Company’s Annual Report on Form 10-K as filed with the United States Securities and Exchange Commission (“SEC”) on April 13, 2009. The unaudited consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the Company’s financial position as of September 30, 2009 and its results of operations and cash flows for the interim periods presented and are not necessarily indicative of results for subsequent interim periods or for the full year. The interim financial statements do not include all of the information and footnotes required by GAAP for complete financial statements and allowed by the relevant SEC rules and regulations; however, the Company believes that its disclosures are adequate to ensure that the information presented is not misleading.
     The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Sontra Medical Inc., a Delaware corporation. All significant inter-company balances and transactions have been eliminated in the consolidated financial statements.
     The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As of September 30, 2009, the Company had cash of approximately $144,000, a working capital deficit of approximately $4,468,000 and an accumulated deficit of approximately $65,685,000. Although the Company has been able to issue securities through senior promissory notes, secured promissory notes and a series of private placements including the Common Stock and Warrant Financing as of November 13, 2009 (See Note 13), to raise capital in order to fund its operations, it is not known whether the Company will be able to continue this practice, or be able to obtain other types of financing to meet its cash operating expenses. This, in turn, raises substantial doubt about the Company’s ability to continue as a going concern. Management continues to pursue additional private equity financing, and such financing is expected to be completed during the remainder of 2009 or early 2010; however, no assurances can be given as to the success of these plans. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.
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
     Accounts Receivable
     Accounts receivable represent amounts billed and unbilled by the Company. An allowance for doubtful accounts is determined based on management’s best estimate of probable losses inherent in the accounts receivable balance. Management assesses the allowance based on information regarding nature of the receivables and historical experience. No allowance was deemed necessary as of September 30, 2009.

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
     In accordance with Accounting Standards established by the Financial Accounting Standards Board (“FASB”), the Company reviews intangible assets subject to amortization quarterly to determine if any adverse conditions exist or a change in circumstances has occurred that would indicate impairment or a change in the remaining useful life of any intangible asset. Conditions that would indicate impairment and trigger an impairment assessment include, but are not limited to, a significant adverse change in legal factors or business climate that could affect the value of an asset, or an adverse action or assessment by a regulator. If the carrying value of an asset exceeds its undiscounted cash flows, the Company writes down the carrying value of the intangible asset to its fair value in the period identified.
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
     In reviewing the long-lived assets relating to our acquisition of Durham as of September 30, 2009, the Company concluded that there were no events or changes in circumstances that would indicate that the carrying value of such long-lived assets may not be recoverable. No impairment losses were recorded for the three months ended September 30, 2009.
     Share-Based Payments
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
     The Company recognizes compensation costs resulting from the issuance of stock-based awards to non-employees as an expense in the statement of operations over the service period based on a measurement of fair value for each stock award.
     Derivative Instruments
     The Company generally does not use derivative instruments to hedge exposures to cash-flow or market risks; however, certain warrants to purchase common stock that do not meet the requirements for classification as equity are classified as liabilities. In such instances, net-cash settlement is assumed for financial reporting purposes, even when the terms of the underlying contracts do not provide for a net-cash settlement. Such financial instruments are initially recorded at fair value, or relative fair value when issued with other instruments, with subsequent changes in fair value charged (credited) to operations in each reporting period. If these instruments subsequently meet the requirements for classification as equity, the Company reclassifies the fair value to equity.
     Net Loss per Common Share
     Basic and diluted net loss per share of the Company’s common stock is presented in conformity with the “FASB Accounting Standard Codification™”. For the periods presented, options, warrants and convertible securities were anti-dilutive and excluded from diluted loss per share calculations. Accordingly, basic and diluted net loss per share of common stock has been computed by dividing the net loss applicable to common stockholders in each period by the weighted average number of shares of common stock outstanding during such period.

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
     Licensing and Other Revenue Recognition
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
     The Company typically receives upfront, nonrefundable payments for the licensing of its intellectual property upon the signing of a license agreement. The Company believes that these payments generally are not separable from the payments it receives for providing research and development services because the license does not have stand-alone value from the research and development services it provides under its agreements. Accordingly, the Company accounts for these elements as one unit of accounting and recognize upfront, nonrefundable payments as revenue on a straight-line basis over its contractual or estimated performance period. Revenue from the reimbursement of research and development efforts is recognized as the services are performed based on proportional performance adjusted from time to time for any delays or acceleration in the development of the product. The Company determines the basis of the estimated performance period based on the contractual requirements of its collaboration agreements. At each reporting period, the Company evaluates whether events warrant a change in the estimated performance period.
     Other Revenue includes amounts earned and billed under the license and collaboration agreements for reimbursement of research and development costs for contract engineering services. For the services rendered, principally third-party contract engineering services, the revenue recognized approximates the costs associated with the services.
     Reclassifications
     Certain comparative amounts have been reclassified to correspond with the current period’s presentation.
     Recent Accounting Pronouncements
     In June 2009, the FASB issued an accounting pronouncement that establishes the “FASB Accounting Standard Codification™” (the “Codification”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with generally accepted accounting principles in the United States. All guidance contained in the Codification carries an equal level of authority. On the effective date, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the Codification will become non-authoritative. This accounting pronouncement is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The Company has evaluated this accounting pronouncement and has determined that it did not have a significant impact on the determination or reporting of its financial position and results of operations.

     In March of 2008, the FASB issued an accounting pronouncement that changes the disclosure requirements for derivative instruments and hedging activities. Entities are now required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for, and (c) how derivative instruments and related hedged items affect the entity’s financial position, financial performance, and cash flows. The Company implemented this pronouncement on January 1, 2009 and it did not have a material impact on the Company’s consolidated financial statements.
     In June 2008, the FASB ratified an accounting pronouncement that provides that an entity should use a two step approach to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock, including evaluating the instrument’s contingent exercise and settlement provisions. This accounting pronouncement is effective for fiscal years beginning after December 15, 2008. The consensus must be applied to outstanding instruments as of the beginning of the fiscal year in which the consensus is adopted and should be treated as a cumulative-effect adjustment to the opening balance of retained earnings. Early adoption is not permitted. On January 1, 2009, the Company reclassified approximately $1,100,000, representing the fair value of all warrants with anti-dilution provisions, from additional paid-in capital and accumulated deficit to derivative warrant liability.
     In May 2009, the FASB issued an accounting pronouncement that establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. This statement sets forth the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements. This accounting pronouncement also requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date—that is, whether that date represents the date the financial statements were issued or were available to be issued. This statement is effective for interim or annual reporting periods ending after June 15, 2009. The Company adopted this pronouncement during the three months ended September 30, 2009 and it did not have a material impact on the Company’s interim consolidated financial statements or related footnotes.
(3) INTANGIBLE ASSETS
     As of September 30, 2009, intangible assets related to the Durham acquisition are as follows:

	Estimated		Accumulated
	Life	Cost	Amortization	Net
Contract related intangible asset:
Cato Research discounted contract	3 years	$355,000	$241,595	$113,405

Technology related intangible assets:
Patent for the AzoneTS-based product candidates and formulation	8 years	1,305,000	—	1,305,000
Drug Master Files containing formulation, clinical and safety documentation used by the FDA	8 years	1,500,000	—	1,500,000
Two (2) in-process Durhalieve-related pharmaceutical products	8 years	6,820,000	—	6,820,000

Total technology related intangible assets		9,625,000	—	9,625,000

Total		$9,980,000	$241,595	$9,738,405

     The technology related intangible assets are being amortized on a straight line basis over approximately 8 years beginning with the start of its useful life, which the Company has estimated to be 2011, and the contract related intangible asset over approximately 3 years beginning with the date of acquisition. Amortization expense was approximately $30,000 and $89,000 for the three and nine months ended September 30, 2009 and 2008, and is included in research and development in the Statement of Operations.

(4) NOTES PAYABLE AND CAPITAL LEASE OBLIGATION
     Notes payable and capital lease obligation at September 30, 2009 and December 31, 2008 consisted of the following:

	September 30,	December 31,
	2009	2008
Senior Convertible Notes:
Senior convertible notes	$351,679	$331,448
Unamortized discount	(19,995)	(30,981)

	331,684	300,467

2008 Senior Secured Notes:
Senior secured notes	—	2,209,426
Unamortized discount	—	(155,364)

	—	2,054,062

Capital lease obligation	10,562	—

Total notes payable and capital lease obligation	342,246	2,354,529
Less current portion of notes payable and capital lease obligation	1,828	2,054,062

Notes payable and capital lease obligation, net of current portion	$340,418	$300,467

     Senior Convertible Notes — During the three and nine months ended September 30, 2009, interest expense related to Senior Convertible Notes, including amortization of discounts and deferred financing costs, was approximately $16,000 and $48,000, respectively. Interest payable on these Notes for these periods was satisfied by the issuance of additional Senior Convertible Notes in the amount of approximately $7,000 and $20,000, respectively. During the three and nine months ended September 30, 2008, interest expense on outstanding Senior Convertible Notes, including amortization of discounts and deferred financing costs, was approximately $135,000 and $341,000, respectively. Interest payable on these Notes for these periods was satisfied by the issuance of additional Senior Convertible Notes in the amount of approximately $47,000 and $118,000, respectively.
     Senior Promissory Bridge Notes — There was no interest expense related to the Bridge Notes for the three and nine months ended September 30, 2009. Interest expense related to the Bridge Notes for both the three and nine months ended September 30, 2008, including amortization of discounts and deferred financing costs, was approximately none and $197,000, respectively.
     2008 Senior Secured Notes — During the three and nine months ended September 30, 2009, interest expense related to the 2008 Senior Secured Notes, including amortization of discounts and deferred financing costs, was approximately none and $204,000, respectively. Interest expense related to the 2008 Senior Secured Notes in the three and nine months ended September 30, 2008, including amortization of discounts and deferred financing costs, was approximately $168,000 and $322,000, respectively.
     2009 Senior Secured Note — During the three and nine months ended September 30, 2009, interest expense related to the 2009 Senior Secured Note, including amortization of discounts and deferred financing costs, was approximately none and $16,000. There was no interest expense related to the 2009 Senior Secured Note for the three and nine months ended September 30, 2008.
     Capital Lease Obligation — In July 2009, the Company entered into a five-year lease of an office copier which is included with the Office and Laboratory Equipment. The value of the equipment capitalized was approximately $11,000. The lease payments of $234 per month, payable in arrears, reflect a 10% interest rate. Accumulated depreciation on the leased copier as of September 30, 2009 was approximately $500. During the three months ended September 30, 2009, interest expense related to the capital lease obligation was approximately $300.
(5) DERIVATIVE INSTRUMENTS
     Derivative financial instruments are recognized as a liability on the consolidated balance sheet and measured at fair value.
     At January 1 and September 30, 2009, the Company had outstanding warrants to purchase 4,432,828 and 4,525,272 shares of its common stock. Included in these outstanding warrants at September 30, 2009 are warrants to purchase 1,584,155 shares that are considered to be derivative instruments since the agreements contain “down round” provisions whereby the number of shares covered by the warrants is subject to change in the event of certain dilutive stock issuances. The fair value of these derivative instruments at September 30, 2009 was approximately $2,047,000 and is included in Derivative Warrant Liability, a current liability. Changes in fair value of the derivative financial instruments are recognized currently in the Statement of Operations as a Derivatives Loss. The

Derivative Loss in the three and nine months ended September 30, 2009, was approximately $13,000 and $3,981,000, respectively.
     The primary underlying risk exposure pertaining to the warrants is the change in fair value of the underlying common stock for each reporting period. For the nine months ended September 30, 2009, warrants with down round provisions to purchase 1,572,015 shares were exercised which resulted in a reclassification to additional paid-in capital in the amount of approximately $3,271,000.
     In 2008, due to certain requirements to obtain and maintain an effective registration statement covering the shares of common stock underlying the warrants issued to Imperium Master Fund Ltd. (“Imperium”) in 2008 (the “Imperium Warrants”), the Company originally determined that the Imperium Warrants did not meet the requirements for classification as equity. As a result, the fair value of the Imperium Warrants was recorded as a derivative liability which resulted in the recognition of a derivative loss upon issuance in the amount of approximately $569,000 in March 2008. As of May 14, 2008, Imperium agreed to eliminate the Company’s obligation to maintain an effective registration statement covering the shares of common stock underlying the Imperium Warrants and, as a result, the Imperium Warrants were no longer required to be recorded as a derivative liability. The derivative liability was adjusted to fair value as of May 14, 2008, resulting in an additional derivative loss of approximately $17,000. The derivative loss for the nine months ended September 30, 2008 amounted to approximately $587,000. The Company reclassified approximately $920,000 to additional paid-in capital in the nine months ended September 30, 2008 related to the Imperium Warrants.
(6) FAIR VALUES OF ASSETS AND LIABILITIES
     In accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards, the Company groups its financial assets and financial liabilities generally measured at fair value in three levels, based on the markets in which the assets and liabilities are traded and the reliability of the assumptions used to determine fair value.
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
     The fair value of warrants is calculated using the Black-Scholes option pricing model. This option pricing model requires input of assumptions including the volatility of the Company’s stock price, the contractual term of the warrant and the risk-free interest rate. Volatility is estimated at historical stock prices. The risk-free interest rate is based on the yield of a U.S. Treasury security with a term consistent with the warrant. The underlying stock is valued based on the closing market price for the Company’s Common Stock.

     Assets and Liabilities Measured at Fair Value on a Recurring Basis
     Assets and liabilities measured at fair value on a recurring basis are summarized below:

	September 30, 2009
	Level 1	Level 2	Level 3	Fair Value
Liabilities:
Warrants	$—	$2,047,412	$—	$2,047,412

     The Company may also be required, from time to time, to measure certain other financial assets at fair value on a nonrecurring basis. These adjustments to fair value usually result from application of lower-of-cost-or-market accounting or write-downs of individual assets. In the three and nine months ended September 30, 2009, there were no such other adjustments.
(7) PREFERRED STOCK
     The Company is authorized to issue up to 40,000,000 shares of preferred stock with such rights, preferences and privileges as are fixed by the Board of Directors.
     Series A Convertible Preferred Stock
     The Company has authorized 2,636,363 shares of Series A Convertible Preferred Stock, of which none and 1,570,194 shares were issued and outstanding as of September 30, 2009 and December 31, 2008, respectively.
     Series A-1 Convertible Preferred Stock
     The Company has authorized 2,000,000 shares of Series A-1 Convertible Preferred Stock, of which none and 778,136 shares were issued and outstanding as of September 30, 2009 and December 31, 2008, respectively.
     Series A-2 Convertible Preferred Stock
     The Company has authorized 4,400,000 shares of Series A-2 Convertible Preferred Stock, of which no shares were issued and outstanding as of either September 30, 2009 or December 31, 2008.
     Series B Perpetual Preferred Stock
     The Company has authorized 40,000 shares of non-convertible Series B Perpetual Preferred Stock (the “Series B Stock”), of which 200.6031shares were issued and outstanding as of September 30, 2009 and none were issued and outstanding at December 31, 2008.
     Pursuant to the terms of the Company’s Certificate of Designation, Preference and Rights of Series B Perpetual Preferred Stock (the “Series B Certificate”), the Company, at its option, may redeem, in whole at any time or in part, the outstanding Series B Stock at a redemption price per share equal to the sum of the Face Amount and the accrued and unpaid dividends thereon through the redemption date. In addition, the Company shall be obligated to redeem the Series B Stock within two business days following the occurrence of any of the events set forth below:
1.	If the Company completes an equity or equity linked financing with gross proceeds of $8 million or greater, the Company shall redeem 100% of the outstanding Series B Stock, including all accrued and unpaid dividends thereon;

2.	If the Company completes an equity or equity linked financing with gross proceeds of $5 million or greater, the Company shall redeem an amount of Series B Stock equal to 50% of the original amount of outstanding Series B Stock issued, including all accrued and unpaid dividends thereon;

3.	If the Company completes an equity or equity linked financing with gross proceeds of less than $5 million, the Company shall use 20% of the gross proceeds of such financing to redeem outstanding Series B Stock, including all accrued and unpaid dividends thereon, on a pro rata basis;

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
     Series C Preferred Stock
     The Company has authorized 10,000 shares of Series C Preferred Stock (the “Series C Stock”), of which 4,318.100 shares were issued and outstanding as of September 30, 2009 and none were issued and outstanding at December 31, 2008.
     Pursuant to the terms of the Certificate of Designation, Preference and Rights of Series C Stock (the “Series C Certificate”), each share of Series C Stock is initially convertible into one thousand shares of Common Stock, subject to adjustment for stock splits, combinations or similar events. Each holder who receives Series C Stock may convert its Series C Stock at any time following its issuance.
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
(8) COMMON STOCK
     The Company has authorized 100,000,000 and 60,000,000 shares of common stock, $0.01 par value per share at September 30, 2009 and December 31, 2008, respectively, of which 24,279,392 and 19,095,838 shares were issued and outstanding as of September 30, 2009 and December 31, 2008, respectively.
     Exercise of Stock Purchase Warrants
     On July 17, 2009, the Company issued 661,928 shares of common stock in connection with cashless exercises of warrants to purchase 920,118 shares of common stock.
     On August 20, 2009, the Company issued 85,214 shares of common stock in connection with a cashless exercise of warrants to purchase 115,647 shares of common stock.
     Cancellation of Grant of Restricted Stock
     On August 4, 2009, the Company cancelled 5,000 restricted shares of the Company’s common stock that had been granted to a former employee of the Company pursuant to a Restricted Stock Agreement under the Company’s 2008 Plan.
     Grant of Restricted Stock
     On July 8, 2009, the Company issued 30,000 shares of its common stock with a fair value of approximately $45,000 to designees of a vendor in consideration for consulting services. The fair value of these common shares issued was charged to selling, general and administrative expenses. The issuance of the shares outside any stock option plan was made in a transaction not involving any public offering pursuant to an exemption from registration under Section 4(2) of the Securities Act.
     On August 18, 2009, the Company granted an aggregate of 75,000 restricted shares of the Company’s common stock with a fair value of approximately $135,000 to a director and a member of the Company’s medical advisory board (the “Restricted Share Grants”) pursuant to Restricted Stock Agreements under the Company’s 2003 Stock Option and Incentive Plan. Subject to the terms and conditions of the Restricted Stock Agreements, the restricted shares will vest upon the first to occur of (i) FDA approval of the Company’s Symphony tCGM System; or (ii) the sale of all or substantially all of the assets of the Company or all or substantially all of the outstanding capital stock of the Company in exchange for Liquid Proceeds. For the purposes of the Restricted Share Grants, “Liquid Proceeds” means (a) cash; (b) securities which can be sold immediately on NYSE or NASDAQ; (c) securities which are or will be registered such that they can be sold upon on NYSE or NASDAQ upon termination of a lock-up period not to exceed one hundred eighty (180) days; or (d) or a combination of cash and the foregoing securities. The Restricted Share Grants were effected under Section 4(2) of the Securities Act. Compensation expense related to the Restricted Share Grants will be recognized when the Company concludes that achievement of the performance vesting conditions is probable. Through September 30, 2009, the Company has not concluded that achievement of the performance conditions related to the Restricted Share Grant was probable.
     On September 1, 2009, the Company issued 15,000 shares of its common stock with a fair value of approximately $22,800 to a vendor in consideration for investor awareness services. The fair value of these common shares issued was charged to selling, general and administrative expenses. The issuance of the shares outside any stock option plan was made in a transaction not involving any public offering pursuant to an exemption from registration under Section 4(2) of the Securities Act.
(9) STOCK OPTION PLANS
     In 1997, the Company adopted its 1997 Long-Term Incentive and Stock Option Plan (the “1997 Plan”). Pursuant to the 1997 Plan, the Company’s Board of Directors (or committees and/or executive officers delegated by the Board of Directors) may grant incentive and nonqualified stock options to the Company’s employees, officers, directors, consultants and advisors. As of September 30, 2009, there were options to purchase an aggregate of 25,000 shares of common stock outstanding under the 1997 Plan and no shares available for future grants under the 1997 Plan.
     In connection with the Company’s strategic merger with ChoiceTel in 2002, the Company assumed all outstanding options under the 1999 Sontra Medical, Inc. Stock Option and Incentive Plan (the “1999 Plan”). The Company may not grant any additional options under the 1999 Plan. The Company assumed options to purchase an aggregate of 86,567 shares of common stock under the 1999 Plan. As of September 30, 2009, there were options to purchase an aggregate of 5,780 shares of common stock outstanding under the 1999 Plan and none available for future grants.
     In March 2003, the Company’s shareholders approved its 2003 Stock Option and Incentive Plan (the “2003 Plan”). Pursuant to the 2003 Plan, the Company’s Board of Directors (or committees and/or executive officers delegated by the Board of Directors) may grant incentive and nonqualified stock options, restricted stock and other stock-based awards to the Company’s employees, officers, directors, consultants and advisors. As of September 30, 2009, the maximum aggregate number of shares that may be authorized for issuance under the 2003 Plan for all periods is 1,600,000. As of September 30, 2009, there were restricted shares of common stock and options to purchase an aggregate of 1,181,875 shares of common stock outstanding under the 2003 Plan and 418,125 shares available for future grants under the 2003 Plan.
     On May 20, 2008, the Company’s shareholders approved the Echo Therapeutics, Inc. 2008 Equity Compensation Plan (the “2008 Plan”). The 2008 Plan provides for grants of incentive stock options to employees and nonqualified stock options and restricted stock to employees, consultants and non-employee directors of the Company. As of September 30, 2009, the number of shares authorized for issuance under the 2008 Plan was 2,700,000 shares. As of September 30, 2009, there were restricted shares of common stock and options to purchase an aggregate of 1,684,750 shares of common stock outstanding under the 2008 Plan and 1,015,250 shares available for future grants under the 2008 Plan.
     Share-Based Compensation
     For options and restricted stock issued and outstanding during the nine months ended September 30, 2009 and 2008, the Company recorded additional paid-in capital and non-cash compensation expense of approximately $1,075,000 and $1,430,000, respectively, each net of estimated forfeitures.
     The fair value of each option award is estimated on the date of grant using the Black-Scholes option pricing model that uses the assumptions noted in the following table. Expected volatilities are based on historical volatility of the Company’s common stock using historical periods consistent with the expected term of the options. The Company uses historical data, as well as subsequent events occurring prior to the issuance of the financial statements, to estimate option exercise and employee termination within the valuation model. The expected term of options granted under the Company’s stock plans is based on the average of the contractual term (generally 10 years) and the vesting period (generally 24 to 42 months) as permitted under SEC Staff Accounting Bulletin Nos. 107 and 110. The risk-free rate is based on the yield of a U.S. Treasury security with a term consistent with the option. Restricted stock grants are valued based on the closing market price for the Company’s common stock on the grant date.
     The assumptions used principally for options granted to employees and members of the Company’s Board of Directors in the nine months ended September 30, 2009 and 2008 were as follows:

	2009	2008
Risk-free interest rate	2.43 - 3.53%	3.85%
Expected dividend yield	—	—
Expected term (employee / director grants)	6.75 years	6.75 years
Forfeiture rate (excluding fully vested options)	11% - 38%	33%
Expected volatility	150% - 155%	152% - 157%
     A summary of option activity under the Company’s stock plans and options granted to officers of the Company outside any plan as of September 30, 2009 and changes during the nine months then ended is presented below:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
Options	Shares	Price	Term	Value
Outstanding at January 1, 2009	3,944,530	$1.87
Granted	345,000	$0.44
Exercised	—	—
Forfeited or expired	(1,365,000)	$2.22

Outstanding at September 30, 2009	2,924,530	$0.90	8.17 years	$2,526,670

Exercisable at September 30, 2009	1,987,684	$1.03	8.02 years	$1,679,241

     The weighted-average grant-date fair value of options granted during the nine months ended September 30, 2009 was $0.44 per share. Share-based compensation expense recognized in the nine months ended September 30, 2009 was approximately $129,000 for options granted in the nine months ended September 30, 2009. Total share-based compensation expense recognized in the nine months ended September 30, 2009 was approximately $1,075,000. As of September 30, 2009, there was approximately $2,343,000 of total unrecognized compensation expense related to non-vested share-based option compensation arrangements, restricted stock and warrant compensation arrangements. With the exception of the unrecognized share-based compensation related to certain restricted stock grants to officers and employees that contain performance conditions (see Note 8), the Company expects to recognize the unrecognized compensation over the next 15 months.
     Restricted Stock Grants
     As of September 30, 2009, the Company had outstanding restricted stock grants amounting to 1,937,625 shares at a weighted-average grant-date fair value of $1.22 per share. Of the outstanding restricted stock grants, 1,924,500 shares have not been registered under the Securities Act. A summary of the status of the Company’s nonvested restricted stock grants as of September 30, 2009, and changes during the nine months ended September 30, 2009, is presented below:

		Weighted-
		Average
		Grant-Date
Nonvested Shares	Shares	Fair Value
Nonvested at January 1, 2009	3,750	$1.77
Granted	1,649,750	1.12
Vested	(81,875)	(1.21)
Forfeited	(5,000)	(0.40)

Nonvested at September 30, 2009	1,566,625	$1.11

Vested at September 30, 2009	371,000	$1.63

     Share-based compensation recognized in the nine months ended September 30, 2009 related to restricted stock grants to officers and directors was approximately $4,000.

     Grant of Restricted Stock to Director and Medical Advisory Board Member
     On August 18, 2009, the Compensation Committee granted an aggregate of 75,000 restricted shares of the Company’s common stock to a director and to a member of the Company’s medical advisory board pursuant to Restricted Stock Agreements under the Company’s 2003 Plan (see Note 8). As of September 30, 2009, there was approximately $135,000 of total unrecognized compensation expense related to these non-vested share-based option compensation arrangements.
     Cancellation of Grant of Restricted Stock to Employee
     On August 4, 2009, the Company cancelled 5,000 restricted shares of the Company’s common stock that had been granted to an employee of the Company pursuant to a Restricted Stock Agreement under the Company’s 2008 Plan (see Note 8).
(10) WARRANTS
     At September 30, 2009, the Company had the following outstanding warrants:

	Number of
	Shares	Exercise	Date of
	Exercisable	Price	Expiration
Issued to investors and placement agent in private placement	118,620	$24.50	12/8/2009
Issued to investor in former subsidiary	15,000	$50.00	2/23/2010
Issued to investors and placement agent in private placement	476,830	$5.80	3/7/2011
Issued to investors and placement agent in private placement	180,000	$0.75	6/15/2012
Issued to investors and placement agent in private placement	419,250	$1.34	6/15-7/16/2012
Issued to financial advisor	6,000	$1.48	7/25/2012
Issued to financial advisor in connection with an acquisition	80,750	$1.90	9/14/2012
Issued to financial advisor	39,978	$1.49	2/11/2013
Issued to Senior Convertible Note holders	733,412	$0.50	2/11/2013
Issued to Secured Note holders	883,187	$1.72	3/14/2013
Issued to Senior Convertible Note holders	121,663	$0.75	9/30/2013
Issued to Senior Convertible Note holders	32,249	$1.00	9/30/2013
Issued to investors in private placement	198,333	$1.50	10/28/2013
Issued to investors in private placement	70,000	$0.75	10/31/2013
Issued to investors in private placement	640,000	$0.75	2/28/2014
Issued to vendor	50,000	$0.70	3/2/2012
Issued to vendor	60,000	$0.60	3/15/2014
Issued to financial advisor in connection with an acquisition	400,000	$1.59	6/30/2014

Total	4,525,272

Weighted average exercise price		$2.41

Weighted average duration in years			3.34 years

     Waiver of Anti-Dilution Provisions
     As of September 30, 2009, certain holders of warrants to purchase an aggregate of 758,422 shares of the Company’s Common Stock at exercise prices ranging from $.50 to $0.75 per share waived the anti-dilution provisions set forth in such warrants (see Note 5).
(11) LICENSING AND OTHER REVENUE AND RELATED ACCOUNTS RECEIVABLE
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
     The Company recognizes the upfront, nonrefundable payments as revenue on a straight-line basis over the contractual or estimated performance period. Accordingly, the Company determined that approximately $124,000 and $231,000 of the non-refundable license revenue was recognizable in the three and nine months ended September 30, 2009, respectively. Approximately $519,000 is recognizable over the next 12 months and is shown as current deferred revenue. There was no licensing revenue or deferred revenue in the three or nine months ended September 30, 2008.
     Other Revenue — The Company has retained contract engineering services in connection with product development pursuant to the Ferndale License and the Company is reimbursed by Ferndale for the cost of product development engineering services. Other Revenue of approximately $293,000 relates to product development costs incurred during the three months ended September 30, 2009 and received from Ferndale in October 2009. Approximately $191,000 of the Accounts Receivable were amounts earned but unbilled as of September 30, 2009. The expenses billed to the Company are included in Research and Development expenses on the Statements of Operations. There was no markup on these expenses. There was no Other Revenue in the nine months ended September 30, 2008.
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
     The Company recognizes the upfront, nonrefundable payments as revenue on a straight-line basis over the contractual or estimated performance period. Accordingly, the Company determined that approximately $81,000 and $95,000 of the non-refundable license revenue was recognizable in the three and nine months ended September 30, 2009, respectively. Approximately $324,000 is recognizable over the next 12 months and is shown as current deferred revenue. The approximately $81,000 that remains is recognizable as revenue beyond the 12 month period and is classified as non-current. There was no licensing revenue or deferred revenue in the three or nine months ended September 30, 2008.
(12) BURNHAM HILL PARTNERS AMENDMENT AGREEMENT
     On September 30, 2009, the Company and Burnham Hill Partners LLC (“BHP”) entered into a letter agreement (the “Letter”) extending the due date of a $200,000 placement fee (the “Fee”) payable by the Company to BHP to in connection with placement agent services provided by BHP pursuant to an engagement letter between the parties dated June 30, 2009. The Fee was originally due upon the earlier of (i) the Company having a net cash balance in excess of $2,000,000 or (ii) October 1, 2009. The Letter provides that the Fee is due and payable by the Company upon the earlier of (i) the Company having a net cash balance in excess of $2,000,000 or (ii) March 31, 2010.
(13) SUBSEQUENT EVENTS
     The Company evaluated subsequent events that occurred from September 30, 2009 through November 18, 2009, the date the Company’s financial statements were issued. There were no subsequent events that required adjustment to the financial statements.
     Issuance of Restricted Stock
     On October 1, 2009 and November 1, 2009, the Company issued 15,000 shares of its unregistered common stock with fair values of approximately $21,000, and $20,000, respectively, to a vendor in consideration for investor relations services. The issuance of the shares outside any stock option plan was made in a transaction not involving any public offering pursuant to an exemption from registration under Section 4(2) of the Securities Act.

     Issuance of Promissory Demand Notes
     On October 6, 2009, the Company issued Promissory Demand Notes (each, a “Note” and collectively, the “Notes”) in the aggregate amount of $125,000 to three payees. In connection with the loan evidenced by each Note, the Company was required to issue each payee 1,000 unregistered shares of common stock for every $10,000 of principal invested for each week such Note remains outstanding. Each Note was due and payable upon the earlier of (i) a demand of payment made any time after October 31, 2009 or (ii) the acceleration of obligations under the terms of the Note. A total of 37,500 shares of Common Stock with a fair value of approximately $54,000 were issued in October 2009 pursuant to the Notes. The Notes were paid in full on October 31, 2009.
     Burnham Hill Partners Engagement Letter
     On October 13, 2009, the Company entered into an engagement letter with BHP pursuant to which BHP will provide placement agent services to the Company (the “Engagement Letter”) in connection with the Company’s offering of common stock and warrants to purchase common stock (the “Financing”). BHP will receive a cash placement fee equal to 7% of the gross cash proceeds received by the Company in the Financing and the Company shall issue to BHP and/or its designees and assignees 5-year warrants in an amount equal to 10% of the number shares of common Stock issued in the Financing (the “Placement Warrants”). The Placement Warrants shall be exercisable at a per share price equal to 120% of the purchase price of the common stock issued in the Financing. The shares underlying the Placement Warrants shall have standard piggyback registration rights, be exercisable pursuant to a cashless exercise provision, be non-redeemable and be included in any registration statement covering the shares issued pursuant to the Financing.
     Common Stock and Warrant Financing
     On November 13, 2009, Echo Therapeutics, Inc. (the “Company”) entered into a Common Stock and Warrant Purchase Agreement (the “Purchase Agreement”) with certain strategic institutional and accredited investors (the “Investors”) in connection with the Company’s private placement (the “Financing”) of shares of its Common Stock, $0.01 par value (the “Common Stock”), at a price of $1.25 per share (the “Shares”). Under the terms of the Purchase Agreement, each Investor shall receive warrants to purchase a number of shares of Common Stock with an exercise price of $2.00 per share equal to (i) seventy percent (70%) of the number of Shares purchased by such Investor or, (ii) for those Investors who purchased Shares for a purchase price of at least $750,000, one hundred percent (100%) of the number of Shares purchased by such Investor (the “Warrants”). In addition, each Investor who purchased Shares for a purchase price of at least $1,000,000 shall receive Warrants with an exercise price of $1.60 per share.
     To date, the Company has received proceeds of $3,011,320 in connection with the Financing and a subscription for an additional $200,000. The Company received payment of a portion of the proceeds in the form of the extinguishment of a Senior Convertible Promissory Note issued by the Company on February 11, 2008 (together with additional Senior Convertible Promissory Notes issued as payment for accrued interest) in the approximate amount of $355,070, which amount included principal and interest accrued through November 13, 2009. A portion of one investor’s purchase price was comprised of the investment of $450,000 of the funds payable to such investor by Echo for the mandatory redemption of a portion of the Series B Perpetual Preferred Stock (“Series B Stock”) owned by such investor upon the closing of the Financing.
     The Company intends to use the net proceeds of the Financing primarily for working capital and general corporate purposes. In addition, $31,250 of the proceeds will be used to redeem shares of the Company’s outstanding Series B Stock in accordance with the Certificate of Designation, Rights and Preferences of the Series B Stock. Proceeds totaling $800,000 were released from escrow prior to the closing and such funds were used for working capital purposes.
     Pursuant to the Purchase Agreement, the Company issued Warrants to purchase an aggregate of 2,286,339 shares of Common Stock to the Investors, of which 1,486,339 shares have an exercise price equal to $2.00 per share and 800,000 shares have an exercise price equal to $1.60 per share. Upon receipt of the $200,000 of subscribed funds referenced above, the Company will issue Warrants to purchase an additional 112,000 shares of Common Stock with an exercise price of $2.00 per share.
     The Warrants are immediately exercisable and expire no later than November 13, 2014. The exercise price is subject to adjustment for stock splits, combinations or similar events. The Warrants allow for cashless exercise. An exercise under the Warrants may not result in the holder beneficially owning more than 4.99% or 9.99%, as applicable, of all of the Common Stock outstanding at the time; provided, however, that a holder may waive the foregoing provision upon sixty-one (61) days’ advance written notice to the Company.

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
Overview
     The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As of September 30, 2009, we had cash of approximately $144,000, a working capital deficit of approximately $4,468,000 and an accumulated deficit of approximately $65,685,000. Through September 30, 2009, we have not been able to generate sufficient revenues from our operations to cover our costs and operating expenses. Although we have been able to obtain unsecured and secured debt and issue securities through a series of private placements, including the Common Stock and Warrant Financing as of November 13, 2009 (see Note 13), to raise capital in order to fund our operations, it is not known whether we will be able to continue this practice, or be able to obtain other types of financing to meet our cash operating expenses. This, in turn, raises substantial doubt about our ability to continue as a going concern. Additional financing is necessary to fund operations for the remainder of 2009 and beyond. Management continues to pursue additional private equity financing, and such financing is planned to be completed during the remainder of 2009 or early 2010; however, no assurances can be given as to the success of these plans. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.
Operating Plan
     We are a medical device and specialty pharmaceutical company. We are developing a non-invasive, wireless, transdermal continuous glucose monitoring (“tCGM”) system for people with diabetes and for use in a clinical setting (initially in acute care), together with transdermal reformulations of specialty pharmaceutical products previously approved by the FDA.
     We are principally involved with product development and clinical studies for our tCGM system. Our Symphony tCGM system is a next-generation, non-invasive (needle-free), wireless tCGM system designed to provide reliable, continuous blood glucose data conveniently and cost-effectively. Presently, we have completed feasibility development of our prototype tCGM system, including our proprietary skin ablation system (the Prelude™ SkinPrep System), and have engaged several development, engineering and manufacturing firms to assist us with all necessary final development efforts in connection with our plan to obtain regulatory approval through the FDA. We have completed several clinical studies over the past two years for the use of our tCGM system in an acute care (hospital) environment and in ambulatory settings for Type 1 and Type 2 Diabetics. We have engaged a consulting firm to evaluate our regulatory strategy for obtaining marketing approval from the FDA of our tCGM system. In order to complete our product development, clinical development programs and to obtain regulatory approval for our tCGM system, we need to raise substantial additional financing.

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
     We have engaged a clinical research organization to advise and manage the final product development requirements for our Durhalieve drug candidate. Presently, we are working to satisfy the FDA’s remaining manufacturing and clinical study requirements necessary to secure FDA approval of Durhalieve. In order to complete our product development program and to continue efforts to obtain regulatory approval for Durhalieve, we need to raise substantial additional financing.
Research and Development
     A significant portion of our research and development expenses includes salaries paid to personnel and outside consultants, contract engineering services and other service providers, as well as for the allocation of facilities costs. Unfortunately, due to financial constraints, we have been unable to advance our AzoneTS/Durhalieve product development programs as rapidly as we had originally anticipated, and none of the specialty pharmaceutical development programs have been completed. If we are unable to complete our current planned development schedule for Durhalieve, then we may incur additional expenses, which additional expenses cannot be estimated at this time, to obtain approval for Durhalieve from the FDA and to commercialize Durhalieve. Should Durhalieve not receive FDA approval, then we may be required to write-off all or a portion of the intangible assets acquired as an impairment charge based on the specific facts and circumstances that will be evaluated at a future date.
     We made a strategic decision to focus our product development efforts on our Symphony tCGM system and Prelude SkinPrep system because we concluded that these products are the most advanced products (as to product development effort) in our pipeline and, we believe, their regulatory path to FDA approval may be a more efficient process than that of our specialty pharmaceutical product candidates. While our medical device product development programs are moving forward, financial constraints have prevented us from advancing these programs in accordance with the timelines we had originally anticipated.
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
     On an ongoing basis, we evaluate our estimates and judgments for all assets and liabilities, including those related to stock-based compensation expense and, the fair value determined for stock purchase warrants classified as derivative liabilities. We base our estimates and judgments on historical experience, current economic and industry conditions and on various other factors that are believed to be reasonable under the circumstances. This forms the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. There have been no changes in our critical accounting policies and estimates as filed with the United States Securities and Exchange Commission (“SEC”) on April 13, 2009.
     We believe that full consideration has been given to all relevant circumstances that we may be subject to, and the consolidated financial statements accurately reflect our best estimate of the results of operations, financial position and cash flows for the periods presented.
Revenue
     To date, we have generated revenue primarily from licensing agreements, including upfront, nonrefundable license fees, with licensees and from amounts reimbursed by licensees for third-party engineering services for product development. We recognize revenue when the following criteria have been met:

•	persuasive evidence of an arrangement exists;

•	delivery has occurred and risk of loss has passed;

•	the price to the buyer is fixed or determinable; and

•	collectability is reasonably assured.
     In addition, when evaluating multiple element arrangements, we consider whether the components of the arrangement represent separate units of accounting. Multiple elements are divided into separate units of accounting if specified criteria are met, including whether the delivered element has stand-alone value to the customer and whether there is objective and reliable evidence of the fair value of the undelivered items. The consideration received is allocated among the separate units based on their respective fair values, and the applicable revenue recognition criteria are applied to each of the separate units. Otherwise, the applicable revenue recognition criteria are applied to combined elements as a single unit of accounting.
     We typically receive upfront, nonrefundable payments for the licensing of its intellectual property upon the signing of a license agreement. We believe that these payments generally are not separable from the payments we receive for providing research and development services because the license does not have stand-alone value from the research and development services we provide under these agreements. Accordingly, we account for these elements as one unit of accounting and recognize upfront, nonrefundable payments as revenue on a straight-line basis over its contractual or estimated performance period. Revenue from the reimbursement of research and development efforts is recognized as the services are performed based on proportional performance adjusted from time to time for any delays or acceleration in the development of the product. We determine the basis of the estimated performance period based on the contractual requirements of its collaboration agreements. At each reporting period, we evaluate whether events warrant a change in the estimated performance period.
     Other Revenue includes amounts earned under the license and collaboration agreements for reimbursement for research and development costs. For the third-party contract engineering services rendered through September 30, 2009, the revenue recognized approximates the costs associated with the services.
Results of Operations
     As of September 30, 2009, we had nine (9) employees and used the services of two (2) independent contractors. Of this group of employees and contractors, five (5) are involved with finance and administration and six (6) are involved with research and development, and clinical and regulatory matters. In addition to these individuals, we utilize outside contract engineering and contract manufacturing firms to support our operations. Further, we have engaged a clinical research organization and several consulting firms involved with regulatory strategy and clinical trial planning. We believe that with sufficient funding during the next 12 months, we will increase the number of employees in the areas of clinical research and testing, quality assurance, customer development and product marketing.
     As of September 30, 2008, we had eleven (11) employees and five (5) independent contractor arrangements with consultants.
     We conduct our operations in leased facilities and have agreed to a lease through March 2011. Our property and equipment does not include manufacturing machinery and is limited to laboratory testing equipment, office furniture and computer systems (network hardware and software and employee desk top systems). Except for the purchase (possibly through capital lease financing) of molds and dies in connection with the Symphony tCGM and Prelude SkinPrep Systems, we do not anticipate any significant purchases or sales of property and equipment during the next 12 months.
     Comparison of the nine months ended September 30, 2009 and 2008
     Licensing Revenue — We signed two licensing agreements, each with a minimum term of ten years, during the nine months ended September 30, 2009 that required up-front non-refundable license payments. The total up-front non-refundable license payments received in cash totaled $1,250,000. We are recognizing the upfront, nonrefundable payments as revenue on a straight-line basis over our contractual or estimated performance period. Accordingly, we determined that approximately $325,000 of the non-refundable license revenue was recognizable in the nine months ended September 30, 2009. Approximately $844,000 is recognizable over the next 12 months and is shown as current deferred revenue and approximately $81,000 that remains is recognizable as revenue beyond the 12 month period and is classified as non-current. There was no licensing revenue or deferred revenue in the nine months ended September 30, 2008.

     Other Revenue — Other Revenue of approximately $293,000 for the nine months ended September 30, 2009 consisted of revenue recognized on reimbursed research and development expenses (contract engineering services). These expenses are included in research and development expenses in the Statement of Operations. There was no markup on these expenses. There was no Other Revenue in the nine months ended September 30, 2008.
     Research and Development Expenses — Research and development expenses decreased by approximately $915,000 to approximately $1,511,000 for the nine months ended September 30, 2009 from approximately $2,426,000 for the nine months ended September 30, 2008. Research and development expenses decreased primarily as a result of our decreased product and clinical development activity for our Symphony and Prelude systems, including reduced outside contractor and employee costs. Our decreased product and clinical development activity was due principally to our need to control costs and expenses while we pursued additional funding needed to continue our operations. Research and development expenses amounted to approximately 40% and 43% of total operating expenses during the nine months ended September 30, 2009 and September 30, 2008, respectively, and included product development expenses for our Prelude skin preparation technology, product development for our Symphony transdermal continuous glucose monitoring system, and regulatory consulting expenses related to our medical device products. Product development and clinical expenses included in research and development expenses represented approximately 98% and 2%, respectively, of research and development expenses for the nine months ended September 30, 2009. During the nine months ended September 30, 2008, the Company conducted a critical care trial at a Boston hospital, and completed numerous in-house clinical studies. We engaged several engineering and product development firms during the nine months ended September 30, 2008 for the purposes of developing our Symphony and Prelude devices to be used for obtaining marketing approval from the FDA. Product development and clinical expenses amounted to approximately 95% and 5%, respectively, of research and development expenses for the nine months ended September 30, 2008.
     Selling, General and Administrative Expenses — Selling, general and administrative expenses decreased by approximately $1,023,000 to approximately $2,256,000 for the nine months ended September 30, 2009 from approximately $3,280,000 for the nine months ended September 30, 2008. The net decrease was due to the combination of a decrease of approximately $355,000 in share-based compensation expenses from approximately $1,430,000 in 2008 to approximately $1,075,000 in 2009, a decrease of approximately $37,000 in salaries and payroll taxes, a decrease of approximately $586,000 in outside investor relations services, a decrease in legal expenses of approximately $178,000, an increase of approximately $189,000 in financial investment advisory expenses and a decrease of approximately $66,000 in public company costs related to legal, accounting, printing and media costs. Selling, general and administrative expenses represented 60% and 57% of total operating expenses during the nine months ended September 30, 2009 and 2008, respectively. Share-based compensation expenses are non-cash charges relating to the fair value of restricted common stock, options and warrants to purchase our common stock issued to employees, directors and certain service providers. We are not engaged in selling activities and, accordingly, general and administrative expenses relate principally to salaries and benefits for our executive, financial and administrative staff, public company reporting costs, legal, accounting, printing and media costs, capital-raising costs, and costs for general operations.
     Other Income (Expense) — Interest income was approximately $1,000 for the nine months ended September 30, 2009 compared to interest income of approximately $22,000 for the nine months ended September 30, 2008, a decrease of approximately $21,000. The decrease in interest income was attributable to our lower average amount of cash equivalents on hand during the nine months ended September 30, 2009 compared to the same period in 2008.
     Interest Expense — Interest expense was approximately $269,000 for the nine months ended September 30, 2009, compared to interest expense of approximately $862,000 for the same period in 2008, a decrease of $593,000. The approximate net decrease in interest expense for each note payable obligation is shown in the table below:

	Nine months ended
	September 30,	September 30,	Increase
Note Payable Obligation	2009	2008	(Decrease)
Senior promissory bridge notes	$—	$197,000	$(197,000)
Senior convertible notes	48,000	341,000	(293,000)
2008 Senior secured notes	204,000	322,000	(118,000)
2009 Senior secured note	16,000	—	16,000
Other short-term financing	1,000	2,000	(1,000)

Total notes payable	$269,000	$862,000	$(593,000)

Non-cash Interest included above	$251,000	$835,000	$(584,000)

     Senior promissory bridge notes in the amount of approximately $1,325,000 were converted into Senior Convertible Notes as of February 11, 2008. Senior convertible notes in the amount of approximately $2,078,000 commenced on February 11, 2008 and were exchanged for Series A Preferred Stock on September 30, 2008.
     We entered into a series of senior secured notes with a single investor during the period March 24, 2008 through June 24, 2008, borrowing up to an approximate amount of $2,209,000 (including interest). In connection with these financings, we incurred non-cash interest expense of approximately $204,000 and $322,000 for the nine months ended September 30, 2009 and 2008, respectively, related primarily to the amortization of discounts on notes payable, the amortization of deferred financing costs and interest satisfied through the issuance of promissory notes. These notes were paid on June 3, 2009. We recognized a loss of approximately $32,000 with the extinguishment of this debt.
     We entered into a new senior secured note as of June 1, 2009. In connection with this financing, we incurred non-cash interest expense of approximately $16,000 and none for the nine months ended September 30, 2009 and 2008, respectively, which was satisfied through the issuance of Series B Perpetual Preferred Stock (“Series B Stock”) and Series C Preferred Stock (“Series C Stock”) as of June 30, 2009. We recognized a loss of approximately $1,820,000 with the extinguishment of this debt.
     Derivative Loss — At September 30, 2009, we had outstanding warrants to purchase 4,525,272 shares of our common stock. Included in these warrants are outstanding warrants to purchase 1,584,155 shares that are considered to be derivative instruments since the agreements contain “down round” provisions whereby the number of shares covered by the warrants is subject to change in the event of certain dilutive stock issuances. The fair value of these derivative instruments at September 30, 2009 was approximately $2,047,000 and is included in Derivative Warrant Liability, a current liability. Changes in fair value of the derivative financial instruments are recognized currently in the Statement of Operations as a Derivative Gain (Loss). The primary underlying risk exposure pertaining to the warrants is the change in fair value of the underlying common stock. The Derivative Loss on warrants subject to “down round” provisions for the nine months ended September 30, 2009 and 2008 amounted to approximately $3,981,000 and none, respectively. During the nine months ended September 30, 2009, warrants to purchase 1,572,015 shares of common stock were exercised which resulted in a reclassification to additional paid-in capital in the amount of approximately $3,271,000.
     In 2008, due to certain requirements to obtain and maintain an effective registration statement covering the shares of common stock underlying the warrants issued to Imperium Master Fund Ltd. (“Imperium”) in 2008 (the “Imperium Warrants”), we originally determined that the Imperium Warrants did not meet the requirements for classification as equity. As a result, the fair value of the Imperium Warrants was recorded as a derivative liability which resulted in the recognition of a derivative loss upon issuance in the amount of approximately $569,000 in March 2008. As of May 14, 2008, Imperium agreed to eliminate our obligation to maintain an effective registration statement covering the shares of common stock underlying the Imperium Warrants and, as a result, the Imperium Warrants were no longer required to be recorded as a derivative liability. The derivative liability was adjusted to fair value as of May 14, 2008, resulting in an additional derivative loss of approximately $17,000. The derivative loss for the nine months ended September 30, 2008 amounted to approximately $587,000. The Company reclassified approximately $920,000 to additional paid-in capital in the nine months ended September 30, 2008 related to the Imperium Warrants.
     Loss on Extinguishment of Debt — During the nine months ended September 30, 2009, we recorded a loss on extinguishment of debt in the amount of approximately $1,820,000 relating to the retirement of 2009 Senior Secured Note in exchange for Series B Stock and Series C Stock. Additionally, we recorded a loss on extinguishment of debt in the amount of approximately $32,000 relating to the 2008 Secured Senior Notes.
     In 2008, we determined that the terms of the Senior Convertible Notes were deemed “substantially different,” from the terms of the Bridge Notes based on the change in the fair value of the embedded conversion features. As a result, we recorded the Senior Convertible Notes issued in exchange for the Bridge Notes (originally issued in September 2007) at fair value on the date of issuance (February 11, 2008) and recorded a loss on extinguishment of debt of approximately $586,000 for the nine months ended September 30, 2008. The fair value of the warrants issued to the holders of the Bridge Notes upon conversion into the Senior Convertible Notes in February 2008, which we estimated to be approximately $626,000, was also included in the loss on extinguishment of debt for the nine months ended September 30, 2008. The difference between the fair value and the face value of the Senior Convertible Notes is being accreted to interest expense over the term of the notes.
     On September 30, 2008, we exchanged an aggregate principal amount of $2,077,886 of our Senior Convertible Notes, including notes for amounts related to interest expense, for 1,539,161 shares of Series A Preferred Stock and five-year warrants to purchase 153,912 shares of our common stock at an exercise price of $1.00 per share. We recorded an extinguishment loss of $844,760 in connection with this exchange. The total extinguishment loss for the nine months ended September 30, 2008 was approximately $2,057,000.

     Net Loss — As a result of the factors described above, we had a net loss of approximately $9,249,000 for the nine months ended September 30, 2009 compared to approximately $9,189,000 for the nine months ended September 30, 2008.
     Comparison of the three months ended September 30, 2009 and 2008
     Licensing Revenue — We signed two licensing agreements in May and June 2009, each of which required an up-front non-refundable license payment at the start of the license period of at least 10 years. The total up-front non-refundable license payments received in cash totaled $1,250,000. We are recognizing the upfront, nonrefundable payments as revenue on a straight-line basis over our contractual or estimated performance period. Accordingly we determined that approximately $204,000 of the non-refundable license revenue was recognizable in the three months ended September 30, 2009. There was no licensing revenue or deferred revenue in the three months ended September 30, 2008.
     Other Revenue — Other Revenue of approximately $293,000 for the three months ended September 30, 2009 consisted of revenue recognized on reimbursed research and development services expenses (contract engineering services). These expenses are included in research and development expenses in the Statement of Operations. There was no markup on these expenses. There was no Other Revenue in the three months ended September 30, 2008.
     Research and Development Expenses — Research and development expenses decreased by approximately $68,000 to approximately $816,000 for the quarter ended September 30, 2009 from approximately $884,000 for the quarter ended September 30, 2008. Research and development expenses decreased primarily as a result of our decreased product and clinical development activity for our Symphony and Prelude systems, including reduced outside contractor and employee costs. Our decreased product and clinical development activity was due principally to our need to control costs and expenses while we pursued additional funding needed to continue our operations. Research and development expenses amounted to approximately 49% and 50% of total operating expenses during the quarters ended September 30, 2009 and September 30, 2008, respectively, and included product development expenses for our Prelude skin preparation technology, product development for our Symphony transdermal continuous glucose monitoring system, and regulatory consulting expenses related to our medical device products. Product development and clinical expenses included in research and development expenses represented approximately 98% and 2%, respectively, of research and development expenses for the quarter ended September 30, 2009. Product development and clinical expenses amounted to approximately 93% and 7%, respectively, of research and development expenses for the quarter ended September 30, 2008.
     Selling, General and Administrative Expenses — Selling, general and administrative expenses decreased by approximately $40,000 to approximately $835,000 for the quarter ended September 30, 2009 from approximately $875,000 for the quarter ended September 30, 2008. The net decrease was due to the combination of a decrease of approximately $32,000 in share-based compensation expenses from approximately $440,000 in 2008 to approximately $408,000 in 2009, an increase of approximately $35,000 in travel related expenses, an increase of approximately $26,000 in consulting fees, an increase in employee benefit costs of approximately $6,000, a decrease of approximately $77,000 in investor relations, an increase of approximately $7,000 in facility costs, and an increase of approximately $10,000 in public company costs related to legal, accounting, printing and media costs. Selling, general and administrative expenses represented 51% and 50% of total operating expenses during the quarters ended September 30, 2009 and 2008, respectively. Share-based compensation expenses are non-cash charges relating to the fair value of restricted common stock, options and warrants to purchase our common stock issued to employees, directors and certain service providers. We are not engaged in selling activities and, accordingly, general and administrative expenses relate principally to salaries and benefits for our executive, financial and administrative staff, public company reporting costs, legal, accounting, printing and media costs, capital-raising costs, and costs for general operations.
     Other Income — There was less than $1,000 of interest income in the quarter ended September 30, 2009 compared to interest income of approximately $5,000 for the quarter ended September 30, 2008, a decrease of approximately $4,000. The decrease in interest income was attributable to our lower average amount of cash equivalents on hand during the three months ended September 30, 2009 compared to the same period in 2008.
     Interest Expense — Interest expense was approximately $17,000 for the three months ended September 30, 2009, compared to interest expense of approximately $303,000 for the same period in 2008, a decrease of approximately $286,000. The approximate net decrease in interest expense for each note payable obligation is shown in the table below:

	Three months ended
	September 30,	September 30,	Increase
Note Payable Obligation	2009	2008	(Decrease)
Senior convertible notes	$16,000	$135,000	$(119,000)
2008 senior secured notes	—	168,000	(168,000)
2009 senior secured note	—	—	—
Other short-term financing	1,000	—	1,000

Total notes payable	$17,000	$303,000	$(286,000)

Non-cash Interest included above	$16,000	$303,000	$(286,000)

     Senior convertible notes in the amount of approximately $2,078,000 commenced on February 11, 2008 and were exchanged for Series A Preferred Stock on September 30, 2008. As of September 30, 2009 senior convertible notes amounting to approximately $332,000, net of discounts of approximately $20,000, remained outstanding. Interest was satisfied through the issuance of additional notes. We entered into a series of senior secured notes during the period March 24, 2008 through June 24, 2008, borrowing up to an approximate balance of $2,209,000. As of September 30, 2009, none of these senior secured convertible notes remain outstanding. In connection with these financings, we incurred non-cash interest expense of zero and approximately $168,000 for the three months ended September 30, 2009 and 2008, respectively, related primarily to the amortization of discounts on notes payable, the amortization of deferred financing costs.
     Derivative Loss —At September 30, 2009, we had outstanding warrants to purchase 4,525,272 shares of our common stock. Included in these warrants are outstanding warrants to purchase 1,584,155 shares that are considered to be derivative instruments since the agreements contain “down round” provisions whereby the number of shares covered by the warrants is subject to change in the event of certain dilutive stock issuances. The fair value of these derivative instruments at September 30, 2009 was approximately $2,047,000 and is included in Derivative Liability, a current liability. Changes in fair value of the derivative financial instruments are recognized currently in the Statement of Operations as a Derivative Gain (Loss). The primary underlying risk exposure pertaining to the warrants is the change in fair value of the underlying common stock. At September 30, 2009, these warrants represent the only derivative instruments we held. The Derivative Loss for the three months ended September 30, 2009 and 2008 was approximately $13,000 and zero, respectively.
     Net Loss — As a result of the factors described above, we had a net loss of approximately $1,183,000 for the quarter ended September 30, 2009 compared to approximately $2,903,000 for the quarter ended September 30, 2008.
Liquidity and Capital Resources
     We have financed our operations since inception primarily through private sales of our common stock and preferred stock, the issuance of convertible promissory notes and secured promissory notes, the issuance of intellectual property and product licenses and, cash received in connection with exercises of common stock purchase options and warrants. As of September 30, 2009, we had approximately $144,000 of cash and cash equivalents, with no other short term investments.
     Net cash used in operating activities was approximately $657,000 for the nine months ended September 30, 2009. The use of cash in operating activities was primarily attributable to the net loss of approximately $9,249,000 for the nine months ended September 30, 2009, offset by non-cash expenses of approximately $3,981,000 for derivative losses, approximately $119,000 for depreciation and amortization, approximately $1,075,000 for share-based compensation expense, approximately $345,000 for shared-based compensation to outside service providers, approximately $1,820,000 for non-cash losses on extinguishment of debt, and approximately $251,000 in non-cash interest expense relating to the Senior Convertible Promissory Notes and Senior Secured Notes. An increase in accounts payable provided approximately $237,000 of cash. An increase in Deferred Revenue relating to the issuance of intellectual and product licenses provided approximately $925,000 of cash. An increase in Accounts Receivable used approximately $293,000 of cash. An increase in Accrued Expenses and other liabilities provided approximately $181,000 of cash. Changes in other current assets and current liabilities used net cash of approximately $48,000.
     Net cash used by investing activities was approximately $20,000 for the nine months ended September 30, 2009. Less than $1,000 was provided by the release of a restricted cash account. Approximately $20,000 was used to purchase office equipment.
     Net cash provided by financing activities was approximately $579,000 for the nine months ended September 30, 2009, primarily attributable to approximately $1,990,000 provided by a short-term senior secured note, approximately $700,000 from the sale of Series A-2 Convertible Preferred Stock, and $100,000 of cash provided by advances from an investor as of September 30, 2009, in anticipation of financing as identified in our Subsequent Events Footnote to the financial statements and as closed on November 13, 2009. These were offset by payments made on the 2008 Senior Secured Notes of approximately $2,209,000.

     At September 30, 2009, we had outstanding warrants to purchase 4,525,272 shares of common stock at exercise prices ranging from $0.50 to $50.00.
     As of November 16, 2009, we had cash and cash equivalents of approximately $1,539,000.
     Our management continues to aggressively pursue additional financing from existing relationships (prior shareholders, investors and lenders) and from new investors. During 2008 and 2009, we engaged investment banking firms to assist us with these efforts.
     Common Stock and Warrant Financing
     On November 13, 2009, we entered into a Common Stock and Warrant Purchase Agreement (the “Purchase Agreement”) with certain strategic institutional and accredited investors (the “Investors”) in connection with the private placement (the “Financing”) of shares of our Common Stock, at a price of $1.25 per share (the “Shares”). Under the terms of the Purchase Agreement, each Investor shall receive warrants to purchase a number of shares of Common Stock with an exercise price of $2.00 per share equal to (i) seventy percent (70%) of the number of Shares purchased by such Investor or, (ii) for those Investors who purchased Shares for a purchase price of at least $750,000, one hundred percent (100%) of the number of Shares purchased by such Investor (the “Warrants”). In addition, each Investor who purchased Shares for a purchase price of at least $1,000,000 shall receive Warrants with an exercise price of $1.60 per share.
     To date, we received proceeds of $3,011,320 in connection with the Financing and a subscription for an additional $200,000. We received payment of a portion of the proceeds in the form of the extinguishment of a Senior Convertible Promissory Note issued on February 11, 2008 (together with additional Senior Convertible Promissory Notes issued as payment for accrued interest) in the approximate amount of $355,000, which amount included principal and interest accrued through November 13, 2009. A portion of one investor’s purchase price was comprised of the investment of $450,000 of the funds payable to such investor by Echo for the mandatory redemption of a portion of the Series B Stock owned by such investor upon the closing of the Financing.
     We intend to use the net proceeds of the Financing primarily for working capital and general corporate purposes. In addition, $31,250 of the proceeds will be used to redeem shares of the outstanding Series B Stock in accordance with the Certificate of Designation, Rights and Preferences of the Series B Stock. Proceeds totaling $800,000 were released from escrow prior to the closing and such funds were used for working capital purposes. Of this amount, we received $100,000 in September 2009 that was recorded as an investor advance in Other Liabilities in the Consolidated Balance Sheets. In addition, Burnham Hill Partners LLC, as our placement agent (the “Placement Agent”), will receive for its services: (a) a cash fee equal to seven percent (7%) of the gross cash proceeds received by us in connection with the Financing; and (b) warrants to acquire a number of shares of Common Stock of the Company equal to 10% of the number of Shares issued to the Investors in the Financing at a per share exercise price equal to 120% of the purchase price of the Shares issued in the Financing. The Company also agreed to pay reasonable out of pocket expenses of the Placement Agent incurred in connection with the Financing in an amount not to exceed $5,000.
     Pursuant to the Purchase Agreement, we issued Warrants to purchase an aggregate of 2,286,339 shares of Common Stock to the Investors, of which 1,486,339 shares have an exercise price equal to $2.00 per share and 800,000 shares have an exercise price equal to $1.60 per share. Upon receipt of the $200,000 of subscribed funds referenced above, we will issue Warrants for an additional 112,000 shares of Common Stock with an exercise price of $2.00 per share.
     During 2009, we have demonstrated the ability to manage our costs aggressively and increase our operating efficiencies while advancing our product development and clinical programs, thereby maximizing the time available to complete necessary financing. During the nine months ended September 30, 2009, we reduced our originally projected development and clinical costs while pursuing necessary funding for operations. In order to advance our product development, clinical programs, pursuit of FDA approval for our Symphony tCGM System and financing activities, we expect our monthly operating costs associated with salaries and benefits, consulting costs, contract manufacturing, legal costs and other working capital costs to increase. Accordingly, we have relied primarily on raising equity capital in order to achieve our business objectives, and we plan to continue to do so in the future. Financing delays in the future could cause us to further delay or halt our product development and clinical programs. Although we continue to vigorously pursue acceptable financing , there can be no guarantee that additional capital will be available in sufficient amounts on terms favorable to us, if at all.
     The current economic conditions have had a significant impact on our ability to raise necessary capital to fund our product development and clinical programs in accordance with our original projected level of operations. We believe that uncertainties in the financial markets have had an impact on the availability of financing for us. Our product development, clinical programs and FDA meetings and communication plans will be conducted to the extent possible based on available funding from investors. Without sufficient funding for our programs, our progress to obtain regulatory approval for our medical device product Symphony tCGM System and our specialty pharmaceutical candidate Durhalieve may be delayed.

     Even if we are successful in raising necessary capital in the near term, we will still be required to raise substantial additional capital in the future to fund our product research, development and clinical programs, commercialize our product candidates and achieve profitability. Our ability to fund our future operating requirements will depend on many factors, including the following:
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
     We conduct our operations in leased facilities and have agreed to a lease through March 2011. Our property and equipment does not include manufacturing machinery and is limited to laboratory testing equipment, office furniture and computer systems (network hardware and software and employee desk top systems). Except for the purchase (possibly through capital lease financing) of molds and dies in connection with the Symphony tCGM and Prelude SkinPrep Systems, we do not anticipate any significant purchases or sales of property and equipment during the next 12 months.
     We anticipate that no hiring of additional employees will occur until sufficient funding has been obtained.
Off-Balance Sheet Arrangements
     We have no off-balance sheet arrangements, including unrecorded derivative instruments that have or are reasonably likely to have a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources. We have certain warrants and options outstanding but we do not expect to receive sufficient proceeds from the exercise of these instruments unless and until the trading price of our common stock is significantly greater than the applicable exercise prices of the options and warrants and mainly following any necessary registering of underlying securities.
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

PART II—OTHER INFORMATION
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
     On August 7, 2009, we issued 30,000 shares of our common stock to designees of a vendor in consideration for consulting services. The issuance of the shares was made in a transaction not involving any public offering pursuant to an exemption from registration under Section 4(2) of the Securities Act.
     On September 1, 2009, we issued 15,000 shares of our common stock to a vendor in consideration for investor awareness services. The issuance of the shares was made in a transaction not involving any public offering pursuant to an exemption from registration under Section 4(2) of the Securities Act.
Item 4. Submission of Matters to a Vote of Security Holders.
     At our 2009 Annual Meeting of Shareholders (the “Annual Meeting”) held on July 8, 2009, the following matters were acted upon by our shareholders:
1. The election of one director to the Company’s Board of Directors;
2. The approval of an amendment to the Company’s Certificate of Incorporation to increase the number of authorized shares of common stock from sixty million (60,000,000) to one hundred million (100,000,000) and to increase the number of authorized shares of preferred stock from ten million (10,000,000) to forty million (40,000,000);
3. The approval of an amendment to the Company’s 2008 Equity Incentive Plan to increase the maximum number of shares of common stock available under such plan from one million seven hundred thousand (1,700,000) to two million seven hundred thousand (2,700,000);
4. The ratification of the appointment of Wolf & Company, P.C. as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2009.
     As of May 20, 2009, there were 19,791,838 shares of common stock issued, outstanding and eligible to vote and 3,095,656 shares of preferred stock issued, outstanding and eligible to vote. The results of the voting on each of the matters presented to shareholders at the Annual Meeting are set forth below:

	VOTES	VOTES AGAINST /		BROKER
	FOR	WITHHELD	ABSTENTIONS	NON-VOTES
Election of directors
Robert S. Langer, Sc.D.	15,567,465	41,461	—	—
Amend Certificate of Incorporation
— Common Stockholders	11,654,427	150,855	10,590	3,793,054
— Preferred Stockholders	2,654,293	—	441,363	—
Amend 2008 Equity Incentive Plan	11,652,812	152,410	10,650	3,793,054
Ratify Wolf & Company	15,493,224	26,143	89,559	—
     Vincent D. Enright, Patrick T. Mooney, M.D., Shawn K. Singh, J.D. and Walter W. Witoshkin continued their respective terms of office as members of the Company’s Board of Directors following the Annual Meeting.
Item 6. Exhibits.
     The Exhibits listed in the Exhibit Index immediately preceding such Exhibits are filed with or incorporated by reference in this report.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ECHO THERAPEUTICS, INC.
Date: November 19, 2009

	By:	/s/ Patrick T. Mooney, M.D.
Patrick T. Mooney, M.D.
Chief Executive Officer and Chairman of the Board

	By:	/s/ Harry G. Mitchell, CPA
Harry G. Mitchell, CPA
Chief Operating Officer, Chief Financial Officer and Treasurer

EXHIBIT INDEX

Exhibit No.	Item.
4.1	Form of Common Stock Purchase Warrant incorporated herein by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K dated November 18, 2009.

10.1	Common Stock and Warrant Purchase Agreement by and among the Company and the Investors named therein, dated as of November 13, 2009, is incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K dated November 18, 2009.

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Operating Officer, Chief Financial Officer and Treasurer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Operating Officer, Chief Financial Officer and Treasurer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.