Form 10-K
period 2009-12-31
Echo Therapeutics, Inc.
filed 2010-03-31
CIK 1031927

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
Form 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: December 31, 2009

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
COMMISSION FILE NUMBER 000-23017
ECHO THERAPEUTICS, INC.
(Exact name of registrant as specified in its charter)

DELAWARE (State or other jurisdiction of incorporation or organization)	41-1649949 (I.R.S. Employer Identification No.)

10 Forge Parkway, Franklin, Massachusetts (Address of principal executive offices)	02038 (Zip Code)
(Registrant’s telephone number, including area code)
(508) 553-8850
Securities registered pursuant to Section 12(b) of the Act:
None
Securities registered pursuant to Section 12(g) of the Act:
Common Stock, $.01 par value per share
     Indicate by check mark if the registrant is well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐     No ☑
     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐     No ☑
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑     No ☐
     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐      No ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐     No ☑
     The approximate aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2009, based upon the closing price of such stock on that date, was approximately $35,360,000.
     The number of shares of the registrant’s common stock outstanding as of March 22, 2010 was 29,053,245.
DOCUMENTS INCORPORATED BY REFERENCE
     Portions of the definitive proxy statement (the “Proxy Statement”) to be filed with the Securities and Exchange Commission relative to the issuer’s 2010 Annual Meeting of Shareholders are incorporated by reference into Part III of this Form 10-K.

ECHO THERAPEUTICS, INC.
2009 Annual Report on Form 10-K

     In this report, the “Company”, “Echo,” “we,” “us,” and “our” refer to Echo Therapeutics, Inc. “Common Stock” refers to Echo’s Common Stock, $0.01 par value.
     We own or have rights to various copyrights, trademarks and trade names used in our business, including the following: Symphonytm tCGM System, Preludetm SkinPrep System, AzoneTStm and Durhalievetm.
     This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Section 27A of the Securities Act of 1933 (the “Securities Act”), as amended. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words “believes,” “anticipates,” “plans,” “expects” and similar expressions are intended to identify forward-looking statements. The important factors discussed under the caption “Risk Factors” in Item 1.A of this report, among others, could cause actual results to differ materially from those indicated by forward-looking statements made herein and presented elsewhere by management. Such forward-looking statements represent management’s current expectations and are inherently uncertain. Investors are warned that actual results may differ from management’s expectations. Echo does not undertake any obligation to update forward-looking statements.
PART I

ITEM 1.	BUSINESS.
     We are a medical device and specialty pharmaceutical company. We are developing a non-invasive, wireless, transdermal continuous glucose monitoring (“tCGM”) system for use in clinical settings and for people with diabetes together with a wide range of transdermal reformulations of specialty pharmaceutical products previously approved by the United States Food and Drug Administration (“FDA”).
Medical Device Overview
     We are a transdermal medical device company with deep expertise in advanced skin permeation technology. We are developing our Prelude™ SkinPrep System (“Prelude”) as a platform technology to allow for significantly enhanced and painless skin permeation that will enable two important applications:
•	Analyte extraction, with the Symphony™ tCGM System (“Symphony”) for needle-free, continuous glucose monitoring in hospital patients as the first application; and
•	Needle-free drug delivery, with the delivery of lidocaine as the first application. Additional applications for painless, needle-free delivery of drugs are planned.
     Prelude incorporates a patented, dynamic feedback control mechanism for optimal skin permeation control. Prelude allows for precise, highly effective and completely painless skin permeation prior to analyte extraction or drug delivery.
     Utilizing the patented, core skin permeation technology found in Prelude, we are developing our needle-free Symphony tCGM System as a non-invasive, wireless, tCGM system for people with diabetes and for use in hospital critical care units. Symphony includes the Prelude SkinPrep System for needle-free skin permeation and our patented, non-invasive, continuous transdermal glucose biosensor. With Symphony, we are initially focused on the hospital critical care setting with technology designed to assist clinical professionals, improve patient compliance and achieve better overall glucose control in critically ill patients. All existing FDA-approved continuous glucose monitoring (“CGM”) systems are needle-based, requiring insertion of a glucose sensor into the patient’s skin, which gives rise to risks of infection, inflammation or bleeding at the insertion site. Symphony is a non-invasive tCGM system that does not require insertion of its glucose sensor and thus does not give rise to the risks associated with needle-based CGM systems.
Preludetm SkinPrep System
     We are developing Prelude as a safe, effective, easy-to-use and low-cost transdermal skin permeation device for our Symphony tCGM System to enhance the flow of interstitial fluids and molecules across the protective membrane of the stratum corneum, the outmost protective layer of the skin. Prelude incorporates our patented skin permeation control technology into a comfortable, hand-held device used to prepare a small area of the skin for the non-invasive sensor components of Symphony. We have successfully used

Prelude to increase the permeability of the skin allowing for analyte extraction and small molecule drug delivery in both internal studies and external pilot clinical trials in both diabetes home-use setting. Prelude will be used in our planned clinical studies for Symphony.
     We believe Prelude can also be positioned in the transdermal drug delivery market. We expect the localized disruption of the stratum corneum created by Prelude will potentially allow transdermal drug delivery, possibly including drugs that have low and high molecular weights. In addition, Prelude has the potential to provide a safe and cost effective skin permeation process for the delivery of topical anesthetic creams to allow rapid delivery of medications across the epidermis. We believe our Prelude skin permeation process has the potential to increase skin permeation up to 100 times greater than untreated skin, perhaps making it possible to deliver a wide array of large molecule drugs.
Partnership with Ferndale Pharma Group for Prelude for the Delivery of Lidocaine
     During 2009, we entered into a licensing agreement with Ferndale Pharma Group, Inc., a market leader in advanced skincare and topical therapeutic products. Under the terms of the agreement, we granted Ferndale the right to develop, market, sell and distribute Prelude for skin preparation prior to the application of topical 4% lidocaine cream prior to a wide-range of needle-based medical procedures in North America and the United Kingdom. This partnership allows our skin permeation technology platform to be combined with Ferndale’s leadership in the topical anesthetic market.
Skin Permeation Control Feedback Technology
     The key feature of our skin permeation technology is our patented feedback mechanism to achieve optimal and pain-free skin preparation for our transdermal sensing technologies. Prelude’s proprietary, patented feedback control mechanism consists of software, microprocessor controlled circuit and measuring electrodes. While Prelude is in operation, the circuit measures the real-time electrical conductivity of the test skin site. Prelude turns off automatically when the conductivity measurement reaches the appropriate stopping point as identified by the software, thus producing individualized, optimal skin permeation. As a result, Prelude only removes the outermost layer of the epidermis, the stratum corneum, which is about 0.01 mm thick and consists of only dry, dead skin cells. With the advantages of our proprietary feedback control mechanism, we believe the skin permeation process is safe, effective, fast-acting and pain-free.
Symphonytm tCGM System
     Our lead medical device program in analyte extraction is our Symphony tCGM System, a non-invasive (needle-free), wireless, transdermal continuous glucose monitoring system designed to provide reliable, real-time blood glucose data conveniently, continuously and cost-effectively. Symphony incorporates Prelude (our proprietary skin permeation device), a transdermal sensor, and wireless transmission and data display technologies.
Symphonytm Transdermal Glucose Sensor Technology
     The transdermal glucose sensor component of Symphony consists of an electrochemical glucose sensor, a hydrogel layer, a potentiostat and a short-range RF transmitter. Sensor readings are transmitted to a remote monitor/receiver where data are processed and displayed to the user.
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
Partnership with Handok Pharmaceutical for Symphonytm in South Korea
     During 2009, we entered into a license agreement with Handok Pharmaceuticals Co., Ltd. (“Handok”), the largest diabetes care-focused pharmaceutical company in South Korea. Under the terms of the agreement, we granted Handok the right to develop, market, sell and distribute Symphony to medical facilities and diabetics in South Korea.
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
     In an attempt to achieve and maintain blood glucose levels within a desired range, diabetes patients must measure their glucose levels. The American Diabetes Association (“ADA”) recommends that patients test their blood glucose levels at least three or four times per day; however, despite evidence that intensive glucose management reduces the long-term complications associated with diabetes, industry sources estimate that people with diabetes test, on average, less than twice per day. We believe Symphony has the potential to improve patient compliance to frequent glucose testing, achieve better glucose control and make a positive impact on overall day-to-day diabetes management.
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
     Today, standard practice by critical care nurses is to measure blood glucose at the patient’s bedside periodically. We believe that a needle-free CGM system such as Symphony will save valuable nursing time and expense by avoiding the need for frequent blood glucose sampling, in addition to providing more clinically relevant, real-time glucose level and trending information needed to develop better control algorithms for insulin administration.
Diabetes Home Use Market
     Diabetes is a chronic and life-threatening disease caused by the body’s inability to produce or properly use insulin, a key hormone the body uses to manage glucose, which fuels the cells in the body. Insulin regulates the uptake of sugar from the blood into the cells. When glucose builds up in the blood instead of going into cells, it can cause the cells to become starved for energy and, over time, damage the eyes, kidneys, nerves or heart. Although not all of the causes of diabetes are known, genetics and lifestyle factors such as obesity and lack of exercise appear to play important roles. According to the ADA, about 21 million people in the United States, or approximately seven percent (7%) of the population, have diabetes, including over 6 million people who remain unaware that they have the disease. In addition, before people develop Type 2 diabetes (discussed below), they usually have “pre-diabetes,” or blood glucose levels that are higher than normal but not yet high enough to be diagnosed as diabetes. According to the ADA, there are 54 million people in the United States who have pre-diabetes.
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
Specialty Pharmaceutical Overview
     Our specialty pharmaceuticals pipeline is based on our proprietary AzoneTStm transdermal drug reformulation technology. AzoneTS is a nontoxic, nonirritating skin penetration enhancer that is intended to enable topical application of FDA-approved prescription medications, including pharmaceutical products that previously could only be administered systemically. AzoneTS increases lipid membrane fluidity in the stratum corneum layer of the skin, thereby decreasing the diffusion resistance to topically applied therapeutics. AzoneTS is a chemical combination of pyrolidone and decylmethyl sulfoxide, both of which alone act as weak penetration enhancers. Our proprietary synergistic chemical combination enables AzoneTS to be a highly effective skin penetration enhancer at low concentration levels. When combined with AzoneTS, we believe the penetration of numerous commercially successful, FDA-approved drugs can be substantially improved from two to more than twenty fold. We believe that, despite their commercial success in large, chronic markets, many FDA-approved products with safety, efficacy and/or patient comfort and convenience issues that limit or prohibit their full commercial potential are amenable to our AzoneTS reformulation technology focused on improved dermal penetration.
     With additional resources, we expect that our new AzoneTS product opportunities would be AzoneTS reformulations of FDA-approved products or active pharmaceutical ingredients (“APIs”) and, when developed pursuant to the FDA’s Section 505(b)(2) guidelines, will have a significantly reduced nonclinical testing burden compared to new chemical entities developed under the FDA’s Section 505(b)(1) requirements. We expect to be able to leverage our extensive AzoneTS nonclinical Drug Master File (“DMF”), as well as the established safety database of the FDA-approved products we reformulate with AzoneTS. We believe the main nonclinical safety studies that the FDA will require us to perform for our AzoneTS reformulation product candidates under a Section 505(b)(2) application will be pharmacokinetic studies and local and eye irritancy studies; however, additional studies may be required.
     There are several factors that will ultimately determine the cost and time associated with developing new AzoneTS-based products, including the ease of reformulation of the API with AzoneTS, how close the current route of administration is to the proposed route of administration, the level of additional toxicology information required by the FDA, and the clinical trials needed to show adequate safety and efficacy of the new product.
Durhalievetm
     Our most advanced drug candidate is Durhalieve, an AzoneTS formulation of triamcinolone acetonide, a widely-used, medium potency corticosteroid approved by the FDA for treatment of corticosteroid-responsive dermatoses. In addition to Durhalieve for the treatment of corticosteroid-responsive dermatoses, we believe that Durhalieve could be developed as a treatment for keloid scarring.
     If Durhalieve is approved by the FDA for treatment of corticosteroid-responsive dermatoses, we believe we will be well-positioned to offer the pharmaceutical industry a highly efficient and relatively low cost, advanced topical alternative for several FDA-approved oral and injectable specialty pharmaceutical products.
Government Regulation
     Government authorities in the United States, at the federal, state and local level, and other countries extensively regulate the research, development, testing, manufacture, labeling, promotion, advertising, distribution, marketing, export and import of products such as those we are developing. In the United States, pharmaceuticals, biologics and medical devices are subject to rigorous FDA regulation. Federal and state statutes and regulations govern, among other things, the testing, manufacture, safety, efficacy, labeling, storage, export, record keeping, approval, marketing, advertising and promotion of our potential products. The information that must be submitted to the FDA in order to obtain approval to market a new drug varies depending on whether the drug is a new product whose safety and effectiveness has not previously been demonstrated in humans, or a drug whose active ingredient(s) and certain other properties are the same as those of a previously approved drug. Drugs follow either the new drug application or biologics license application routes. Product development and approval within this regulatory framework takes a number of years and involves significant uncertainty combined with the expenditure of substantial resources.
FDA Approval Process for Medical Devices
     Generally, medical devices require FDA approval or clearance before they may be marketed. There are two review procedures by which a product may receive such approval or clearance. Some products may qualify for clearance under a pre-market notification, or 510(k) procedure, in which the manufacturer provides to the FDA a pre-market notification that it intends to begin marketing the product, and demonstrates to the FDA’s satisfaction that the product is substantially equivalent to a legally marketed device. A product is considered substantially equivalent if it has the same intended use, and also has either the same technological characteristics (as defined in the Federal Food, Drug, and Cosmetic Act (“FD&CA”)), or if the product has different technological characteristics, the information submitted in the pre-market notification demonstrates that the product is as safe and effective as a legally marketed device and does not raise different questions of safety and effectiveness than a legally marketed device. Marketing may commence when the FDA issues a clearance letter. If a medical device does not qualify for the 510(k) procedure, the FDA must approve a pre-market approval application (“PMA”) before marketing can begin. PMA applications must demonstrate, among other matters, that the medical device is safe and effective. The PMA approval process is typically more comprehensive than the 510(k) process, and usually requires pre-clinical and extensive clinical studies. Further, before the FDA will approve a PMA, the manufacturer must pass an inspection demonstrating its compliance with the requirements of the FDA’s quality system regulations. FDA requests for additional studies during the review period are not uncommon and can significantly delay approvals.
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
     In order to obtain marketing clearance for Symphony, we will be required to file a PMA that demonstrates the safety and effectiveness of the product.
FDA Approval Process for Pharmaceutical Products
     In the United States, the FDA regulates drugs under FD&CA and implementing regulations. The steps required before a drug may be marketed in the United States include:
•	completion of preclinical laboratory tests, animal studies and formulation studies under the FDA’s current good laboratory practices;

•	submission to the FDA of an investigational new drug for human clinical testing, which must become effective before human clinical trials may begin and must include independent institutional review board approval at each clinical site before the trial is initiated;

•	performance of adequate and well-controlled clinical trials to establish the safety and efficacy of the product for each indication;

•	submission to the FDA of a New Drug Application (“NDA”);

•	satisfactory completion of an FDA Advisory Committee review, if applicable;

•	satisfactory completion of an FDA inspection of the manufacturing facility or facilities at which the product is produced to assess compliance with current Good Manufacturing Practices (“GMP”) to assure that the facilities, methods and controls are adequate to preserve the drug’s identity, strength, quality and purity; and

•	FDA review and approval of the NDA.
     Preclinical tests include laboratory evaluations of product chemistry, toxicity, and formulation, as well as animal studies. An Investigational New Drug (“IND”) sponsor must submit the results of the preclinical tests, together with manufacturing information and analytical data, to the FDA as part of the IND. An IND will automatically become effective 30 days after receipt by the FDA unless, before that time, the FDA raises concerns or questions about issues such as the conduct of the trials as outlined in the IND application. In that case, the IND sponsor and the FDA must resolve any outstanding FDA concerns or questions before clinical trials can proceed. Submission of an IND application may not result in the FDA allowing clinical trials to commence.
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
     Assuming successful completion of the required clinical testing, the results of the preclinical studies and of the clinical studies, together with other detailed information, including information on the chemistry, manufacture and control criteria of the product, are submitted to the FDA in the form of a NDA or biologics license application requesting approval to market the product candidate for one or more indications. The FDA reviews a NDA to determine, among other things, whether a product candidate is safe and effective for its intended use and whether its manufacturing is current GMP-compliant to assure and preserve the product candidate’s identity, strength, quality and purity. The FDA may refuse to accept and review insufficiently complete applications.
     Before approving a NDA, the FDA will inspect the facility or the facilities at which the product candidate is manufactured. If the FDA determines the application, manufacturing process or manufacturing facilities are not acceptable, it will outline the deficiencies in the submission and often will request additional testing or information. Notwithstanding the submission of any requested additional information, the FDA ultimately may decide that the application does not satisfy the regulatory criteria for approval.
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
Post-Approval Requirements
     If we obtain regulatory approval of a product candidate, we will be required to comply with a number of post-approval requirements. For example, as a condition of approval of a NDA, the FDA may require post-marketing testing and surveillance to monitor the product’s safety or efficacy.
     In addition, holders of an approved NDA are required to report certain adverse reactions and production problems to the FDA, to provide updated safety and efficacy information and to comply with requirements concerning advertising and promotional labeling for their products. Also, quality control and manufacturing procedures must continue to conform to current GMP after approval. The FDA periodically inspects manufacturing facilities to assess compliance with current GMP, which imposes certain procedural, substantive and recordkeeping requirements. Accordingly, manufacturers must continue to expend time, money and effort in the area of production and quality control to maintain compliance with current GMP and other aspects of regulatory compliance. We use, and will continue to use in at least the near term, third-party manufacturers to produce our products in clinical and commercial quantities. Future FDA inspections may identify compliance issues at our facilities or at the facilities of our contract manufacturers that may disrupt production or distribution or require substantial resources to correct.
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
Research and Development
     A major portion of our operating expenses to date is related to our research and development (“R&D”) activities. R&D expenses generally consist of internal salaries and related costs, and third-party firms for product design and development, product engineering and contract manufacturing. In addition, R&D costs include regulatory consulting, feasibility product testing (internal and external) and conducting nonclinical and clinical trials. R&D expenses were approximately $2,807,000 and $3,191,000, for the years ended December 31, 2009 and 2008, respectively. We intend to maintain our strong commitment to R&D as an essential component of our product development efforts. Licensed or acquired technology developed by third parties may be an additional source of potential products; however, our ability to raise sufficient financing may impact our R&D spending.
Manufacturing
     We do not have, and do not intend to establish in the near term, our own manufacturing capability for our medical device products or our pharmaceutical products or their APIs, or the capability to package any products we may sell in the future. We intend to rely on third-party manufacturers and suppliers to manufacture our medical devices and to produce and supply the APIs and drug products that we require to meet preclinical research, testing and clinical study requirements.
     Currently, we do not have any long-term supply contracts with third-party manufacturers and suppliers. We intend to use third-party manufacturers that comply with the FDA’s GMP requirements and other rules and regulations prescribed by domestic and foreign regulatory authorities.
     If our product candidates are approved, we believe that qualified suppliers and manufacturers for such medical device products and pharmaceutical products will be available in the future, at a reasonable cost to us, although there can be no assurance that this will be the case.
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
     We expect that any products that we develop will compete primarily on the basis of product efficiency, safety, patient convenience, reliability, availability and price; however, there can be no assurance that we will successfully develop technologies and products that are more effective, safer, more convenient, more reliable, more available or more affordable than those being developed by our current and future competitors. Please see “Risks related to competition” in Item 1A below.
Intellectual Property
     We maintain a comprehensive portfolio of intellectual property that we consider to be of material importance in protecting our technologies. Our success depends primarily on our ability to establish and maintain the proprietary nature of our technology through the patent process. In order to protect our proprietary technologies, we also rely on a combination of trademark, copyright and trade secret protection, as well as confidentiality agreements with employees, consultants and third parties.

     Our intellectual property covers skin permeation control for enhanced drug delivery and transdermal diagnostics in the field of medical devices, and reformulations of topical products in the field of specialty pharmaceuticals. These patents provide considerable protection from new entrants, and we focus our patent coverage only on aspects of our technologies that we believe will be significant and that could provide barriers to entry for our competition worldwide. Our success depends to a significant degree upon our ability to develop proprietary products and technologies and to obtain patent coverage for such products and technologies. We intend to continue our practice of filing patent applications covering newly developed products and technologies.
Employees
     As of December 31, 2009, we had nine (9) employees and two (2) active consultants. Of this group of employees and consultants, five (5) are involved with finance and administration and six (6) are involved with research and development, and clinical and regulatory matters. In addition to these individuals, we utilize outside contract engineering and contract manufacturing firms to support our operations. We have engaged a clinical research organization and several consulting firms involved with regulatory strategy and clinical trial planning. We believe that with sufficient funding during the next 12 months, we will increase the number of employees in the areas of clinical research and testing, customer development and product marketing.
     As of December 31, 2008, we had eleven (11) employees and two (2) active consultants. Of this group of employees and consultants, five (5) were involved with finance and administration and eight (8) were involved with research and development, and clinical and regulatory matters.
Company Information
     Our principal executive offices located at 10 Forge Parkway, Franklin, Massachusetts 02038 and our telephone number is (508) 553-8850.
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
Risk Factors
     We operate in a rapidly changing environment that involves a number of risks, some of which are beyond our control. Forward-looking statements in this document and those made from time to time by us through our senior management are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements concerning the expected future revenues or earnings or concerning projected plans, performance, or development of products and services, as well as other estimates related to future operations, are necessarily only estimates of future results and there can be no assurance that actual results will not materially differ from expectations. Forward-looking statements represent management’s current expectations and are inherently uncertain. We do not undertake any obligation to update forward-looking statements. Factors that could cause actual results to differ materially from results anticipated in forward-looking statements include, but are not limited to, the following:
If we fail to raise additional capital, we will be unable to continue our business.
     Our development efforts to date have consumed and will continue to require substantial amounts of capital in connection with research and development of Symphony, Prelude and specialty pharmaceuticals programs. As we conduct more advanced development of our Symphony tCGM System, Prelude SkinPrep System and AzoneTS reformulation pipeline, we will need significant funding to complete our product development programs and to pursue product commercialization. Additionally, our independent registered public accounting firm has expressed substantial doubt about our ability to continue as a going concern. Our ability to continue our business and our research, development and commercialization activities associated with our product pipeline is highly dependent on our ability to obtain additional sources of financing.
     Any failure by us to fund our ongoing operations, including planned product development initiatives, clinical studies and commercialization efforts, in a timely manner will have material adverse consequences on our business operations and, as a result, on our consolidated financial condition, results of operations and cash flows. To the extent that we attempt to raise additional funds through third party collaborations and/or licensing arrangements, we may be required to relinquish some rights to our technologies or products currently in various stages of development, or grant licenses or other rights on terms that are not favorable to us. We may not be successful in entering into any new collaboration or license agreement that results in material revenues. Additionally, we do not expect that the revenues generated from these arrangements would be sufficient alone to continue or expand our research or development activities and otherwise sustain our operation in the near term, if at all.
We have a history of operating losses, we expect our operating losses to continue for the foreseeable future and we may not continue as a going concern.
     We have generated limited revenue and have had operating losses since our inception, including a net loss of approximately $11,000,000 for the year ended December 31, 2009. As of December 31, 2009, we had an accumulated deficit of approximately $67,400,000. Losses have resulted principally from costs incurred in connection with our research and development activities and from general and administrative costs associated with our operations. The audit report from Wolf & Company, P.C., our independent registered public accounting firm, relating to our 2009 consolidated financial statements contains Wolf’s opinion that our recurring losses from operations, significant accumulated deficit, significant working capital deficit and our failure to raise sufficient capital to fund our operations, raise substantial doubt about our ability to continue as a going concern. We also expect to have negative cash flows for the foreseeable future as we fund our operating losses and capital expenditures. This will result in decreases in our working capital, total assets and shareholders’ equity, which may not be offset by future funding. It is possible that we will never generate sufficient revenue to achieve and sustain profitability. Even if we achieve profitability, we may not be able to sustain or increase profitability. We expect our operating losses to continue and increase for the foreseeable future as we continue to expend substantial resources to conduct research and development, seek to obtain regulatory approval for Symphony, Prelude, Durhalieve and our other AzoneTS product candidates, identify and secure collaborative partnerships, and manage and execute our obligations in possible strategic collaborations. These losses, among other things, have had and will continue to have an adverse effect on our stockholders’ equity.
Our principal shareholders own a significant percentage of our stock and will be able to exercise significant influence.
     Our principal shareholders own a significant percentage of our outstanding capital stock. Accordingly, these shareholders may be able to determine the composition of a majority of our Board of Directors, retain the voting power to approve certain matters requiring shareholder approval, and continue to have significant influence over our affairs. This concentration of ownership could have the effect of delaying or preventing a change in our control. Furthermore, so long as the purchasers in our January 2007 strategic private placement own 20% of the shares purchased in that transaction, the purchasers have the right to designate one director for election to our Board of Directors. The candidate is designated by the purchaser holding at least a majority of the shares of Common Stock purchased in the January 2007 financing, and such holder is currently Sherbrooke Partners, LLC, a beneficial owner of approximately 5.62% of our outstanding Common Stock as of March 22, 2010. Additionally, this significant concentration of share ownership may adversely affect the trading price of our Common Stock because investors often perceive disadvantages in owning stock in companies with a concentration of ownership.
Our future success is dependent upon successful collaborations with strategic partners.
     Our future success is dependent upon our ability to selectively enter into and maintain collaborative arrangements with third parties for technology research and development, clinical testing, product development and sales and marketing. If we are unable to enter into additional development agreements or collaborative arrangements with strategic partners, we will be required to internally fund all of our product development activities, significantly increasing business risk and capital requirements in the development, clinical testing, manufacturing, marketing and commercialization of new products. We could also encounter significant delays in introducing products into markets or find that the development, manufacture or sale of proposed products in such markets is adversely affected by the absence of those collaborative arrangements.
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
Our stock price has been volatile and may fluctuate in the future.
     The trading price of our Common Stock may fluctuate significantly. This price may be influenced by many factors, including:

•	our financial condition, performance and prospects;

•	the depth and liquidity of the market for our Common Stock;

•	our ability to enter into successful collaborative arrangements with strategic partners for research and development, clinical testing, and sales and marketing;

•	sales by selling shareholders of shares issued and issuable in connection with our private placements;

•	investor perception of us and the industry in which we operate;

•	general financial and other market conditions; and

•	domestic and international economic conditions.
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
     We need to raise substantial additional funds through public or private equity or debt financings to fund our operations. If we raise funds by issuing equity securities, the percentage ownership of current shareholders will be significantly reduced and the new equity securities may have rights senior to those of the shares of our Common Stock. We may not obtain sufficient financing on terms that are favorable to current investors or us. We may delay, limit or eliminate some or all of our proposed operations if adequate funds are not available.
Risks related to our discovery, development and commercialization of new medical products
Our medical device products are based on new technologies and may not be successfully developed or achieve market acceptance.
     Most of our products under development have a high risk of failure because they are based on new technologies. To date, we have tested the feasibility of Prelude for various applications, including continuous glucose monitoring and certain anesthetic applications. We have also tested the feasibility of Symphony for the monitoring of glucose on a continuous basis; however, to develop additional products or additional uses, substantial expenditures will be required, including for feasibility studies, pre-clinical studies and clinical testing. Projected costs for such development are difficult to estimate and they may change and increase frequently.
     Our success is dependent on further developing new and existing products and obtaining favorable results from pre-clinical studies and clinical trials and satisfying regulatory standards and approvals required for the market introduction of such products, including skin permeation methods and Symphony. There can be no assurance that we will not encounter unforeseen problems in the development of Symphony and Prelude, or that we will be able to successfully address the problems that do arise. There can be no assurance that any of our potential products will be successfully developed, proven safe and efficacious in clinical trials, meet applicable regulatory standards, be capable of being produced in commercial quantities at acceptable costs, or be eligible for third-party reimbursement from governmental or private insurers. Even if we successfully develop new products, there can be no assurance that such products will be successfully marketed or achieve market acceptance, or that expected markets will develop for such products. If any of our development programs are not successfully completed, required regulatory approvals or clearances are not obtained, or potential products for which approvals or clearances are obtained are not commercially successful, our business, financial condition and results of operations would be materially adversely affected.
     In addition, because our products are based on new technologies, they are subject to lengthy sales cycles and may take substantial time and effort to achieve market acceptance, especially at hospitals, which typically have a lengthy and rigorous approval process for adopting new technologies.

Our future success may be dependent in part upon successful development of Symphonytm for the hospital critical care market.
     We have completed the initial prototypes and have conducted several feasibility human clinical studies at a leading Boston-area hospital, with a member of our Clinical Advisory Board serving as principal investigator. Although we believe the clinical rationale exists for Symphony for the critical care market, there can be no assurance that such a market will be established, or that we will be able to successfully develop a product that will prove effective for this market or gain market acceptance should such a market develop. Our Symphony product development process may take several years and will require substantial capital outlays. If the critical care market does not develop as we expect, or if we are unable to successfully develop Symphony for such markets on a timely basis and within cost constraints, then our business and financial results will be materially adversely affected.
Our pharmaceutical products are in various stages of development and may not be successfully developed or obtain regulatory approval.
     The product candidates in our AzoneTS pipeline are at various stages of developments. We have filed a NDA covering Durhalieve, our most advanced AzoneTS product candidate, for corticosteroid responsive dermatoses, with the FDA and we now seeking to satisfy FDA manufacturing requirements necessary to secure market approval. We believe that the failure to advance Durhalieve beyond its current stage of development will have a material adverse effect on our prospects and on our business, financial condition and results of operations.
     Several of our AzoneTS pipeline programs involve topical reformulations of FDA-approved products. We must successfully complete nonclinical development activities, including reformulation development, process development and manufacturing activities, with respect to these product candidates before we can commence late-stage clinical development necessary to obtain regulatory approval. These nonclinical development activities, as well as the clinical trials associated with each AzoneTS reformulation development program, are expensive, uncertain and will take several years to complete and may not yield results that support further clinical development or product approvals.
     Conducting clinical studies for any of our pharmaceutical product candidates for approval in the United States requires filing an IND and reaching agreement with the FDA on clinical protocols, finding appropriate clinical sites and clinical investigators, securing approvals for such studies from the institutional review board at each such site, manufacturing clinical quantities of drug candidates, supplying drug product to clinical sites and enrolling sufficient numbers of participants. We cannot guarantee that we will be able to successfully accomplish these activities or all of the other activities necessary to initiate and complete clinical trials. As a result, our nonclinical and clinical development programs may be extended, delayed or terminated, and we may be unable to obtain regulatory approvals or successfully commercialize our product candidates.
Our results to date provide no basis for predicting whether many of our pharmaceutical products will be safe or effective, or receive regulatory approval.
     Most of our AzoneTS product candidates are in early stages of reformulation development and the likelihood of success of each product candidate is highly speculative. To date, much of the data supporting our AzoneTS drug development programs and new chemical entities are derived from laboratory and nonclinical studies and early stage clinical trials. Additional clinical trials in humans may not show that our AzoneTS-reformulated drug candidates are safe and effective, in which event we may need to further reformulate or abandon development of one or more of our current product candidates. It is impossible to predict when or if our early-stage AzoneTS pipeline products will prove effective or safe in humans or will receive regulatory approval. These AzoneTS-reformulated compounds may not demonstrate in patients the chemical and pharmacological properties ascribed to them in laboratory studies or early stage clinical trials, and they may interact with human biological systems or other drugs in unforeseen, ineffective or harmful ways.
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
     These and other factors combined with obtaining regulatory approvals will not guarantee future revenues. Sales of medical products largely depend on the reimbursement of patients’ medical expenses by government healthcare programs and private health insurers. Governments and private insurers closely examine medical products to determine whether they should be covered by reimbursement and, if so, the level of reimbursement that will apply. We cannot be certain that third party payers will sufficiently reimburse sales of our products, or enable us to sell our products at profitable prices. Similar concerns could also limit the reimbursement amounts that health insurers or government agencies in other countries are prepared to pay for our products. In many areas where we plan to market our products, including Europe, Japan and Canada, the pricing of prescription drugs is controlled by the government or regulatory agencies. Government or other regulatory agencies in these countries could determine that the pricing for our products should be based on prices of other commercially available drugs for the same disease, rather than allowing us to market our products at a premium as new drugs.
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
     We expect to expend substantial management time and effort to enter into relationships with third parties and, if we successfully enter into such relationships, to manage these relationships. We must attract and retain collaborative partners and develop technologies and pipeline candidates that meet the requirements of prospective collaborative partners. In addition, substantial amounts of our expenditures will be paid to third parties in these relationships.
     We cannot control the amount or timing of resources our contract partners will devote to our research and development programs, product candidates or potential product candidates, and we cannot guarantee that these parties will fulfill their obligations to us under these arrangements in a timely fashion, if at all. In addition, our contract partners will generally have the right to abandon research projects and terminate applicable agreements, including funding obligations, prior to or upon the expiration of agreed upon research terms. There can be no assurance that we will be successful in establishing multiple future collaborative arrangements on acceptable terms or at all, that current or future collaborative partners will not terminate funding before completion of projects, that our existing or future collaborative arrangements will result in successful product commercialization or that we will derive any revenues from such arrangements. Some or all of our collaborative partners may receive exclusive or co-exclusive rights to market products incorporating our technology in a particular field of use or a particular territory. The grant of such rights will limit our alternatives in commercializing certain of our products and technologies.
We have no experience in sales, marketing and distribution and may have to enter into agreements with third parties to perform these functions, which could prevent us from successfully commercializing our product candidates.
     We currently have no sales, marketing or distribution capabilities. To commercialize our product candidates, we must either develop our own sales, marketing and distribution capabilities, which will be expensive and time consuming, or make arrangements with third parties to perform these services for us. If we enter into third party arrangements, the third parties may not be capable of successfully selling any of our products. If we decide to market any of our products on our own, we will have to commit significant resources to developing a marketing and sales force and supporting distribution capabilities. If we decide to enter into arrangements with third parties for performance of these services, we may find that they are not available on terms acceptable to us, or at all. If we are not able to establish and maintain successful arrangements with third parties or build our own sales and marketing infrastructure, we may not be able to commercialize our product candidates which would adversely affect our business and financial condition.
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
Disputes under key agreements or conflicts of interest with our scientific advisors, clinical investigators or other third party collaborators could delay or prevent development or commercialization of our product candidates.
     Any agreements we have or may enter into with third parties, such as collaborators, licensees, suppliers, manufacturers, clinical research organizations, clinical investigators or clinical trial sites, may give rise to disputes regarding the rights and obligations of the parties. Disagreements could develop over rights to ownership or use of intellectual property, the scope and direction of research and development, the approach for regulatory approvals or commercialization strategy. We intend to conduct research programs in a range of therapeutic areas, but our pursuit of these opportunities could result in conflicts with the other parties to these agreements that may be developing or selling pharmaceuticals or conducting other activities in the same therapeutic areas. Any disputes or commercial conflicts could lead to the termination of our agreements, delay progress of our product development programs, compromise our ability to renew agreements or obtain future agreements, lead to the loss of intellectual property rights or result in costly litigation.
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
Risks related to regulatory approvals
None of our product candidates has received regulatory approval. If we are unable to obtain regulatory approval to market one or more of our product candidates, our business will be adversely affected.
     Most of our pharmaceutical product candidates are in early stages of development, and we do not expect these product candidates to be commercially available in the foreseeable future, if at all. Our product candidates are subject to strict regulation by regulatory authorities in the United States and in other countries. In particular, human pharmaceutical therapeutic product candidates are subject to rigorous preclinical and clinical testing and other requirements by the FDA in the United States and similar authorities in other countries in order to demonstrate safety and efficacy. Data obtained from preclinical studies and clinical trials are subject to varying interpretations that could delay, limit or prevent regulatory approval. In addition, failure to comply with regulatory requirements or inadequate manufacturing processes could also prevent product approval. Because our product candidates involve or are expected to involve the application of new technologies or are based upon a new therapeutic approach, they may be subject to substantial additional review by various governmental regulatory authorities and, as a result, the process of obtaining regulatory approval for them may proceed more slowly than for product candidates based upon more conventional technologies. Furthermore, we may encounter delays or rejections due to additional government regulation from future legislation, administrative action or changes in

FDA policy. We do not know whether regulatory agencies will grant approval for any of our product candidates. Even if we complete preclinical studies and clinical trials successfully, we may not be able to obtain regulatory approval or we may not receive approval to make claims about our products that we believe to be necessary to effectively market our products.
     We cannot market any product candidate until we have completed all necessary preclinical studies and clinical trials and have obtained the necessary regulatory approvals. Outside the United States, our ability to market any of our potential products is dependent upon receiving marketing approval from the appropriate regulatory authorities. These foreign regulatory approval processes include all of the risks associated with the FDA approval process described above plus additional risks. If we are unable to receive regulatory approval, we will be unable to commercialize our product candidates, and our business may fail.
If we are unable to successfully complete the preclinical studies or clinical trials necessary to support PMA or NDA submissions to the FDA, we may be unable to commercialize Symphonytm , Preludetm or AzoneTStm products under development, which could impair our financial position.
     Before submitting a PMA application to the FDA for Symphony (which includes our Prelude SkinPrep System) or a NDA for an AzoneTS product candidate, we must successfully complete preclinical studies and clinical trials that we believe will demonstrate that our product is safe and effective. Product development, including preclinical studies and clinical trials, is a long, expensive and uncertain process and is subject to delays and failure at any stage. Furthermore, the data obtained from the studies and trial may be inadequate to support approval of a PMA or NDA, as the case may be. With respect to our medical device programs, while we have in the past obtained, and may in the future obtain, an Investigational Device Exemption, or IDE, prior to commencing clinical trials for Symphony, FDA approval of an IDE application permitting us to conduct testing does not mean that the FDA will consider the data gathered in the trial to be sufficient to support approval of a PMA application, even if the trial’s intended safety and efficacy endpoints are achieved.
     The commencement or completion of any of our clinical trials may be delayed or halted, or be inadequate to support approval of a PMA or NDA, as the case may be, for numerous reasons, including, but not limited to, the following:
•	the FDA or other regulatory authorities do not approve a clinical trial protocol or a clinical trial, or place a clinical trial on hold;

•	patients do not enroll in clinical trials at the rate we expect;

•	patients do not comply with trial protocols;

•	patient follow-up is not at the rate we expect;

•	patients experience adverse side effects;

•	patients die during a clinical trial, even though their death may not be related to our products;

•	institutional review boards (“IRBs”) and third-party clinical investigators may delay or reject our trial protocol;

•	third-party clinical investigators decline to participate in a trial or do not perform a trial on our anticipated schedule or consistent with the investigator agreements, clinical trial protocol, good clinical practices or other FDA or IRB requirements;

•	third-party organizations do not perform data collection, monitoring and analysis in a timely or accurate manner or consistent with the clinical trial protocol or investigational or statistical plans;

•	regulatory inspections of our clinical trials or manufacturing facilities may, among other things, require us to undertake corrective action or suspend or terminate our clinical trials;

•	changes in governmental regulations or administrative actions;

•	the interim or final results of the clinical trial are inconclusive or unfavorable as to safety or efficacy; or

•	the FDA concludes that our trial design is inadequate to demonstrate safety and efficacy.

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
We depend on clinical investigators and clinical sites to enroll patients in our clinical trials and other third parties to manage the trials and to perform related data collection and analysis and, as a result, we may face costs and delays that are outside of our control.
     We rely on clinical investigators and clinical sites to enroll patients in our clinical trials and other third parties to manage the trial and to perform related data collection and analysis and we may not be able to control the amount and timing of resources that clinical sites devote to our clinical trials. If these clinical investigators and clinical sites fail to enroll a sufficient number of patients in our clinical trials, fail to ensure compliance by patients with clinical protocols or fail to comply with regulatory requirements, we will be unable to complete these trials, which could prevent us from obtaining regulatory approval for our products. Our agreements with clinical investigators and clinical sites for clinical testing place substantial responsibilities on these parties and, if these parties fail to perform as expected, our trials could be delayed or terminated. If these clinical investigators, clinical sites or other third parties do not carry out their contractual duties or obligations, fail to meet expected deadlines, or if the quality or accuracy of the clinical data they obtain is compromised due to their failure to adhere to our clinical protocols, regulatory requirements or for other reasons, our clinical trials may be extended, delayed or terminated, or the clinical data may be rejected by the FDA, and we may be unable to obtain regulatory approval for, or successfully commercialize, our products.
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
     The industries in which we operate are extremely competitive. Many companies, universities, and research organizations developing competing product candidates have greater resources and significantly greater experience in financial, research and development, manufacturing, marketing, sales, distribution, and regulatory matters than we have. In addition, many competitors have greater name recognition and more extensive collaborative relationships. Our competitors could commence and complete clinical testing of their product candidates, obtain regulatory approvals, and begin commercial-scale manufacturing of their products faster than we are able to for our products. They could develop products that would render our product candidates and those of our collaborators obsolete and noncompetitive. Our competitors may develop more effective or more affordable products or achieve earlier patent protection or product commercialization than us. If we are unable to compete effectively against these companies, then we may not be able to commercialize our product candidates or achieve a competitive position in the market. This would adversely affect our ability to generate revenues.
     The markets for glucose monitoring devices and specialty pharmaceuticals are intensely competitive, subject to rapid change and significantly affected by new product introductions and other market activities of industry participants. Several companies are developing or currently marketing short-term continuous glucose monitoring products that will compete directly with our Symphony tCGM System. To date, Abbott, Cygnus, DexCom and Medtronic have received approval from the FDA for continuous glucose monitors for home use. The product originally developed and marketed by Cygnus is no longer actively marketed. No company has received FDA approval for continuous glucose monitoring in a hospital setting but Edwards Lifesciences, Luminous Medical, Optiscan and Glumetrics are among those companies actively developing continuous or near-continuous glucose monitoring devices for use in critical care. Most of the companies developing or marketing competing glucose monitoring devices and specialty pharmaceuticals are publicly traded or divisions of publicly-traded companies and these companies enjoy several competitive advantages, including:
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
No continuous glucose monitoring system has yet received FDA clearance as a replacement for single-point finger stick devices, and Symphonytm may never be approved for that indication.
     We do not expect Symphony to eliminate the need for single-point finger stick devices in the foreseeable future and it may not be approved by the FDA for that indication. At present, there is no established precedent for FDA approval of a continuous glucose monitoring system as a replacement for single-point finger stick devices.

Technological breakthroughs in the glucose monitoring market could render our product obsolete.
     The glucose monitoring market is subject to rapid technological change and product innovation. Our product is based on our proprietary technology, but a number of companies and medical researchers are pursuing new technologies for the monitoring of glucose levels. FDA approval of a commercially viable continuous glucose monitor or sensor produced by one of our competitors could significantly reduce market acceptance of our system. Several of our competitors are in various stages of developing continuous glucose monitors or sensors, including non-invasive and invasive devices, and the FDA has approved four of these competing products. In addition, the National Institutes of Health and other supporters of diabetes research are continually seeking ways to prevent, cure or improve treatment of diabetes. As a result, our products may be rendered obsolete by technological breakthroughs in diabetes monitoring, treatment, prevention or cure.
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
     Our success and our ability to compete is dependent, in part, upon our ability to maintain the proprietary nature of our technologies. We rely on a combination of patent, copyright and trademark law, trade secrets and nondisclosure agreements to protect our intellectual property; however, such methods may not be adequate to protect us or permit us to gain or maintain a competitive advantage. Our patent applications may not issue as patents in a form that will be advantageous to us, or at all. Our issued patents, and those that may issue in the future, may be challenged, invalidated or circumvented, which could limit our ability to stop competitors from marketing related products.
     To protect our proprietary rights, we may in the future need to assert claims of infringement against third parties to protect our intellectual property. The outcome of litigation to enforce our intellectual property rights in patents, copyrights, trade secrets or trademarks is highly unpredictable, could result in substantial costs and diversion of resources, and could have a material adverse effect on our financial condition and results of operations regardless of the final outcome of such litigation. In the event of an adverse judgment, a court could hold that some or all of our asserted intellectual property rights are not infringed, invalid or unenforceable, and could award attorney fees to the other party.
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

     As is generally the case in the medical device and pharmaceutical industries in which we operate, third-parties may, in the future, assert infringement or misappropriation claims against us with respect to our current or future products. Whether a product infringes a patent involves complex legal and factual issues, the determination of which is often uncertain; therefore, we cannot be certain that we have not infringed the intellectual property rights of such third parties or others. Our competitors may assert that our product candidates, technologies and/or the methods we employ in the use of Symphony and/or AzoneTS pipeline candidates are covered by U.S. or foreign patents held by them. This risk is exacerbated by the fact that there are numerous issued patents and pending patent applications relating to self-monitored glucose testing systems in the medical technology field. Because patent applications may take years to issue, there may be applications now pending of which we are unaware that may later result in issued patents that our products infringe. There could also be existing patents of which we are unaware that one or more components of our system may inadvertently infringe. As the number of competitors in the market for continuous glucose monitoring systems and specialty pharmaceuticals grows, the possibility of inadvertent patent infringement by us or a patent infringement claim against us increases.
     Any infringement or misappropriation claim could cause us to incur significant costs, place significant strain on our financial resources, divert management’s attention from our business and harm our reputation. If the relevant patents were upheld as valid and enforceable and we were found to infringe, we could be prohibited from selling our product that is found to infringe unless we obtain the right to use the technology covered by the patent or are able to design around the patent. We may be unable to obtain such rights on terms acceptable to us, if at all, and we may not be able to redesign our products to avoid infringement. Even if we are able to redesign our products to avoid an infringement claim, we may not receive FDA approval for such changes in a timely manner or at all. A court could also order us to pay compensatory damages and prejudgment interest for such infringement and could, in addition, treble the compensatory damages and award attorney fees. These damages could be substantial and could harm our reputation, business, financial condition and operating results. A court also could enter orders that temporarily, preliminarily or permanently enjoin us and our customers from making, using, selling or offering to sell our products, or could enter an order mandating that we undertake certain remedial activities. Depending on the nature of the relief ordered by the court, we could become liable for additional damages to third parties.

ITEM 2.	PROPERTIES.
     We lease approximately 13,000 square feet of research-scale manufacturing, laboratory and office space in a single facility located in Franklin, Massachusetts under a lease expiring March 31, 2011.

ITEM 3.	LEGAL PROCEEDINGS.
     None.
PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.
     Our Common Stock is currently traded through the Over-The-Counter Bulletin Board (OTCBB) and is quoted under the symbol “ECTE”. The following table sets forth the range of high and low closing prices for our Common Stock for the periods indicated as reported by the OTCBB in 2008 and 2009. The number of common shareholders of record of Echo as of March 22, 2010 was 186.

Fiscal Year Ended December 31, 2008	High	Low
First Quarter	$1.90	$1.10
Second Quarter	$2.14	$1.00
Third Quarter	$1.94	$0.66
Fourth Quarter	$0.81	$0.35

Fiscal Year Ended December 31, 2009	High	Low
First Quarter	$0.70	$0.25
Second Quarter	$1.69	$0.35
Third Quarter	$1.96	$1.36
Fourth Quarter	$1.70	$1.22

*	The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

     We have never paid or declared any cash or other dividends on our Common Stock.
     Information regarding our equity compensation plans and the securities authorized for issuance hereunder is set forth in Item 11 below. Information regarding sales of unregistered securities is set forth in Item 7, Notes 8 and 9.
     We did not repurchase any shares of Common Stock during the year ended December 31, 2009.
     During 2009, warrants to purchase 1,584,515 shares of our Common Stock were exercised voluntarily in cashless exercises, providing no gross proceeds.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
     The following discussion of our consolidated financial condition and results of operations should be read in conjunction with the consolidated financial statements and the related notes thereto included elsewhere in this Form 10-K. The matters discussed herein contain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended, which involve risks and uncertainties. All statements other than statements of historical information provided herein may be deemed to be forward-looking statements. Without limiting the foregoing, the words “believes”, “anticipates”, “plans”, “expects” and similar expressions are intended to identify forward-looking statements. Factors that could cause actual results to differ materially from those reflected in the forward-looking statements include, but are not limited to, those discussed in “Risk Factors” and elsewhere in this report and the risks discussed in our other filings with the SEC. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s analysis, judgment, belief or expectation only as of the date hereof. We undertake no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date hereof.
Organization
     We are a transdermal medical device and specialty pharmaceutical company developing a non-invasive (needle-free), wireless, tCGM system for people with diabetes and for use in hospital critical care units. We are also developing Prelude for transdermal drug delivery of a wide range of novel topical reformulations of widely-used FDA-approved products.
     The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As of December 31, 2009, we had cash of approximately $1,167,000, a working capital deficiency of approximately $2,616,000 and an accumulated deficit of approximately $67,394,000. Through December 31, 2009, we have not been able to generate sufficient revenues from our operations to cover our costs and operating expenses. Although we have been able to obtain unsecured and secured debt and issue securities through a series of private placements to raise capital in order to fund our operations, it is not known whether we will be able to continue this practice, or be able to obtain other types of financing to meet our cash operating expenses. This, in turn, raises substantial doubt about our ability to continue as a going concern. Subsequent to December 31, 2009, we received gross proceeds from a Common Stock and Warrant Financing of approximately $2,455,000 (see Consolidated Financial Statement Note 14). Additional financing is necessary to fund operations in 2010 and beyond. We are currently pursuing additional private equity financing, and such financing is expected to be completed during 2010; however, no assurances can be given as to the success of these plans. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.
Operating Plan
     We are principally involved with product development and clinical studies for our Symphony tCGM System and our Prelude SkinPrep System. Symphony is a next-generation, non-invasive (needle-free), wireless tCGM system designed to provide reliable, continuous blood glucose data conveniently and cost-effectively. We have completed our principal research and advanced our feasibility development of our Symphony prototype, including our proprietary Prelude skin permeation system, and have engaged several product development, engineering, and contract manufacturing firms to assist us with all necessary efforts in connection with our plan to finalize product development and advance our regulatory approval process through the FDA. We have completed several clinical studies using Symphony in an acute care (hospital) environment, as well as in ambulatory settings for Type 1 and Type 2 Diabetics. In order to complete our product development, clinical development programs and to obtain regulatory approval for Symphony, we need to raise substantial additional financing.

     In connection with a license agreement with Ferndale Pharma Group, Inc., we have substantially completed product development on Prelude for use as needle-free skin preparation prior to the application of topical 4% lidocaine cream for fast-acting, local dermal anesthesia prior to a wide-range of needle-based medical procedures.
     Our specialty pharmaceuticals pipeline is based on our proprietary AzoneTS transdermal drug reformulation technology. We believe that, despite their commercial success in large, chronic markets, many FDA-approved products are candidate for our AzoneTS reformulation technology that is focused on improved and enhanced dermal penetration. Our lead product candidate is Durhalieve, an AzoneTS topical reformulation of triamcinolone acetonide. Durhalieve is covered by our NDA on file with the FDA for treatment of corticosteroid-responsive dermatoses. Also, we believe that Durhalieve has the potential to be an effective topical (needle-free) treatment for keloid scarring.
     We have engaged a clinical research organization to advise on the remaining product development requirements established by the FDA for our Durhalieve drug candidate. Presently, we are working to satisfy the FDA’s remaining manufacturing and clinical study requirements necessary to secure FDA approval of Durhalieve. In order to complete our product development program and to continue efforts to obtain regulatory approval for Durhalieve, we need to raise substantial additional financing.
Research and Development
     A significant portion of our research and development expenses includes salaries paid to personnel, outside product development design and engineering firms and other contract service providers, as well as for the allocation of facilities costs.
     Our product development efforts are principally concentrated on our medical device products: Symphony and Prelude. While our medical device product development programs are moving forward, financial constraints (principally in 2009) have prevented us from advancing these programs in accordance with the timelines we had originally anticipated.
     In connection with our specialty pharmaceuticals pipeline and due to financial constraints (principally in 2009), we have been unable to advance and finalize our AzoneTS product development programs as rapidly as we had originally anticipated, and none of the specialty pharmaceutical development programs have been completed. If we are unable to obtain sufficient funding necessary to complete our current planned development schedule for Durhalieve, then we may incur additional time and expenses to obtain approval for Durhalieve from the FDA and to commercialize Durhalieve. Should Durhalieve not receive FDA approval, then we may be required to write-off all or a portion of the intangible assets acquired as an impairment charge based on the specific facts and circumstances that will be evaluated at a future date.
Critical Accounting Policies and Estimates
     Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.
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
     Intangible Assets and Other Long-Lived Assets — We record intangible assets at acquisition date fair value. As a policy, we amortize our intangible assets using the straight-line method over their estimated useful lives, as follows: patents and licenses, two (2) to twenty (20) years; definite-lived core and developed technology, five (5) to twenty-five (25) years; and other intangible assets, over various periods. In connection with our acquisition of Durham Pharmaceuticals Ltd., a North Carolina corporation doing business as

Echo Therapeutics, Inc. (the “ETI Acquisition”) in September 2007, intangible assets related to contractual arrangements and technology are amortized over estimated useful lives of three (3) and eight (8) years, respectively, on a straight-line basis.
     Accounting for Impairment and Disposal of Long-Lived Assets — We review intangible assets subject to amortization quarterly to determine if any adverse conditions exist or a change in circumstances has occurred that would indicate impairment or a change in the remaining useful life. Conditions that would indicate impairment and trigger an impairment assessment include, but are not limited to, a significant adverse change in legal factors or business climate that could affect the value of an asset, or an adverse action or assessment by a regulator. If the carrying value of an asset exceeds its undiscounted cash flows, we write-down the carrying value of the intangible asset to its fair value in the period identified.
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
     Derivative Instruments — We generally do not use derivative instruments to hedge exposures to cash-flow or market risks; however, certain warrants to purchase Common Stock that do not meet the requirements for classification as equity are classified as liabilities. In such instances, net-cash settlement is assumed for financial reporting purposes, even when the terms of the underlying contracts do not provide for a net-cash settlement. Such financial instruments are initially recorded at fair value, or relative fair value when issued with other instruments, with subsequent changes in fair value charged (credited) to operations in each reporting period. If these instruments subsequently meet the requirements for classification as equity, we reclassify the fair value to equity.

     Revenue Recognition — To date, we have generated revenue primarily from licensing agreements, including upfront, nonrefundable license fees, and from amounts reimbursed by licensees for third-party engineering services for product development. We recognize revenue when the following criteria have been met:
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
     Other Revenue includes amounts earned and billed under the license and collaboration agreements for reimbursement for research and development costs for contract engineering services. For the services rendered, principally third-party contract engineering services, the revenue recognized approximates the costs associated with the services.
     We believe that full consideration has been given to all relevant circumstances that we may be subject to, and the consolidated financial statements accurately reflect our best estimate of the results of operations, financial position and cash flows for the periods presented.
Results of Operations
Comparison of the years ended December 31, 2009 and 2008
     Licensing Revenue — We signed two licensing agreements during the year ended December 31, 2009, each with a minimum term of ten years, that required up-front non-refundable license payments by the licensees. The up-front non-refundable license payments received in cash totaled $1,250,000. We are recognizing the up-front, non-refundable payments as revenue on a straight-line basis over our contractual or estimated performance period. Accordingly, we determined that approximately $536,000 of the non-refundable license revenue was recognizable in the year ended December 31, 2009. Approximately $591,000 is recognizable over the next 12 months and is shown as current deferred revenue and approximately $123,000 is recognizable as revenue beyond the 12 month period and is classified as non-current. There was no licensing revenue or deferred revenue in the year ended December 31, 2008.
     Other Revenue — Other Revenue of approximately $795,000 for the year ended December 31, 2009 consisted of revenue recognized on reimbursed research and development expenses (contract engineering services). These expenses, with no mark-up by us, are included in research and development expenses in the Consolidated Statement of Operations. There was no Other Revenue in the year ended December 31, 2008.

     Research and Development Expenses — Research and development expenses decreased by approximately $384,000 to approximately $2,807,000 for the year ended December 31, 2009 from approximately $3,191,000 for the year ended December 31, 2008. Research and development expenses decreased primarily as a result of our decreased product and clinical development activity for Symphony and Prelude, including reduced outside contractor and our employee costs. Our decreased product and clinical development activity was due principally to our need to control costs and expenses while we pursued additional funding needed to continue our operations. During the year ended December 31, 2008, we conducted a critical care trial at a Boston hospital, and during 2008 and 2009 we completed numerous clinical studies. Research and development expenses amounted to approximately 48% and 46% of total operating expenses during the years ended December 31, 2009 and 2008, respectively, and included product development and regulatory consulting expenses for Prelude and Symphony. Product development and clinical expenses included in research and development expenses represented approximately 95% and 5%, respectively, of research and development expenses for the year ended December 31, 2009. We engaged several engineering and product development firms during the years ended December 31, 2009 and 2008 for the purposes of developing our Symphony and Prelude devices. Product development and clinical expenses amounted to approximately 96% and 4%, respectively, of research and development expenses for the year ended December 31, 2008.
     Selling, General and Administrative Expenses — Selling, general and administrative expenses decreased by approximately $681,000 to approximately $3,055,000 for the year ended December 31, 2009 from approximately $3,736,000 for the year ended December 31, 2008. The net decrease was due to the combination of a decrease of approximately $526,000 in share-based compensation expenses, a decrease of approximately $42,000 in salaries and payroll taxes, a decrease of approximately $294,000 in outside investor relations services, a decrease in legal expenses of approximately of $218,000, an increase of approximately $198,000 in financial investment advisory and promotional expenses, an increase of approximately $45,000 in promotional costs and an increase of approximately $156,000 in miscellaneous administrative expenses. Selling, general and administrative expenses represented 52% and 54% of total operating expenses during the years ended December 31, 2009 and 2008, respectively. Share-based compensation expenses are non-cash charges relating to the fair value of restricted common stock, options and warrants to purchase our Common Stock issued to employees, directors and certain service providers. We are not engaged in selling activities and, accordingly, general and administrative expenses relate principally to salaries and benefits for our executive, financial and administrative staff, public company reporting costs, legal, accounting, printing and media costs, capital-raising costs, and costs for general operations.
     Other Income (Expense) — Interest income was approximately $2,000 for the year ended December 31, 2009 compared to interest income of approximately $25,000 for the year ended December 31, 2008, a decrease of $23,000. The decrease in interest income for the year ended December 31, 2009 was attributable to our lower average amount of cash equivalents on hand during 2009 compared to 2008.
     Interest Expense — Interest expense was approximately $332,000 for the year ended December 31, 2009, compared to interest expense of approximately $1,050,000 for the year ended December 31, 2008, a decrease of approximately $718,000. The approximate net decrease in interest expense for each note payable obligation is shown in the table below:

	Years ended
	December 31,	December 31,	Increase
Note Payable Obligations	2009	2008	(Decrease)
Senior promissory bridge notes	$—	$197,000	($197,000)

Senior convertible notes	55,000	359,000	($304,000)
2008 Senior secured notes	204,000	492,000	($288,000)
2009 Senior secured note	16,000	—	$16,000
Capitalized Leases	1,000	—	$1,000
Other short-term financing	56,000	2,000	$54,000

Total notes payable	$332,000	$1,050,000	($718,000)

Non-cash Interest included above	$313,000	$1,037,000	($724,000)

     During 2009, substantially all debt was either repaid or converted into equity.
     Loss on Extinguishment of Debt — In 2008, we determined that the terms of the Senior Convertible Notes are deemed “substantially different” from the terms of the Senior Promissory Bridge Notes (“Bridge Notes”) based on the change in the fair value of the embedded conversion features. As a result, we recorded the Senior Convertible Notes issued in exchange for the Bridge Notes

(originally issued in September 2007) at fair value on the date of issuance (February 11, 2008) and recorded a loss on extinguishment of debt of approximately $586,000 for the year ended December 31, 2008. The fair value of the warrants issued to the holders of the Bridge Notes upon conversion into the Senior Convertible Notes in February 2008, which we estimated to be approximately $626,000, was also included in the loss on extinguishment of debt for the year ended December 31, 2008. The difference between the fair value and the face value of the Senior Convertible Notes is being accreted to interest expense over the term of those notes.
     On September 30, 2008, we exchanged an aggregate principal amount of $2,077,868 of our Senior Convertible Notes, including notes for amounts related to interest expense, for 1,539,161 shares of Series A Convertible Preferred Stock (“Series A Stock”) and five-year warrants to purchase 153,912 shares of our Common Stock at an exercise price of $1.00 per share. We recorded an extinguishment loss of approximately $845,000 in connection with this exchange. The total extinguishment loss for the year ended December 31, 2008 was approximately $2,057,000.
     During the year ended December 31, 2009, we recorded a loss on extinguishment of debt in the amount of approximately $1,820,000 relating to the retirement of the 2009 Senior Secured Note in exchange for 200.6031 shares of Series B Perpetual Preferred Stock (“Series B Stock”) and 3,113.084 shares of Series C Preferred Stock (“Series C Stock”). Additionally, we recorded a loss on extinguishment of debt in the amount of approximately $32,000 relating to the 2008 Secured Senior Notes.
     On November 13, 2009, we recorded a loss on extinguishment when the remaining Senior Convertible Notes and accrued interest totaling $355,070 were exchanged for 284,056 shares of Common Stock and warrants. The loss of approximately $196,000 on extinguishment of these notes consisted of approximately $27,000 of unamortized deferred financing costs, $18,000 of unamortized discount and approximately $150,000 in excess fair value of the shares and warrants issued on extinguishment over that received under the original terms.
     Derivative Loss — At December 31, 2009, we had outstanding warrants to purchase 7,356,502 shares of our Common Stock. Included in these warrants are outstanding warrants to purchase 1,483,760 shares that are considered to be derivative instruments since the agreements contain “down round” provisions whereby the number of shares covered by the warrants is subject to change in the event of certain dilutive stock issuances. The fair value of these derivative instruments at December 31, 2009 was approximately $2,117,000 and is included in Derivative Warrant Liability, a current liability. Changes in fair value of the derivative financial instruments are recognized currently in the Consolidated Statement of Operations as a Derivative Gain (Loss). The primary underlying risk exposure pertaining to the warrants is the change in fair value of the underlying Common Stock. The Derivative loss on warrants subject to “down round” provisions for the years ended December 31, 2009 and 2008 amounted to approximately $4,050,000 and none, respectively. During the year ended December 31, 2009, warrants to purchase 1,584,515 shares of Common Stock were exercised, of which 664,397 shares included antidilution provisions, which resulted in a reclassification to additional paid-in capital in the amount of approximately $3,268,000.
     In 2008, due to certain requirements to obtain and maintain an effective registration statement covering the shares of Common Stock underlying the warrants issued to Imperium Master Fund Ltd. (“Imperium”) in 2008 (the “Imperium Warrants”), we originally determined that the Imperium Warrants did not meet the requirements for classification as equity. As a result, the fair value of the Imperium Warrants was recorded as a derivative liability which resulted in the recognition of a derivative loss upon issuance in the amount of approximately $569,000 in March 2008. As of May 14, 2008, Imperium agreed to eliminate our obligation to maintain an effective registration statement covering the shares of Common Stock underlying the Imperium Warrants; therefore, the Imperium Warrants were no longer required to be recorded as a derivative liability. The derivative liability was adjusted to fair value as of May 14, 2008, resulting in an additional derivative loss of approximately $18,000. The derivative loss for the year ended December 31, 2008 amounted to approximately $587,000. The Company reclassified approximately $920,000 to additional paid-in capital in the year ended December 31, 2008 related to the Imperium Warrants.
     Net Loss — As a result of the factors described above, we had a net loss of approximately $10,958,000 for the year ended December 31, 2009 compared to approximately $10,596,000 for the year ended December 31, 2008.
Liquidity and Capital Resources
     We have financed our operations since inception primarily through private sales of our Common Stock and preferred stock, the issuance of convertible promissory notes, unsecured and secured promissory notes, up-front non-refundable payments received under license agreements and cash received in connection with exercises of Common Stock purchase options and warrants. As of December 31, 2009, we had approximately $1,167,000 of cash and cash equivalents, with no other short term investments.
     Net cash used in operating activities was approximately $2,274,000 for the year ended December 31, 2009. The use of cash in operating activities was primarily attributable to the net loss of approximately $10,958,000, offset by non-cash expenses of approximately $4,050,000 for derivative losses, approximately $159,000 for depreciation and amortization, approximately $1,299,000 for share-based compensation expense, approximately $429,000 for share-based compensation expense to outside service providers, approximately $245,000 for the fair value of derivative warrant liability issued for services, approximately $2,024,000 for non-cash losses on extinguishment of debt, approximately $313,000 in non-cash interest expense relating to the Senior Convertible Notes, 2008 Senior Secured Notes, and short-term promissory notes, and approximately $64,000 of other non-cash expenses. A decrease in accounts payable used approximately $229,000 of cash. An increase in deferred revenue relating to the new license agreements provided approximately $714,000 of cash. An increase in accounts receivable used approximately $130,000 of cash. A decrease in accrued expenses and other liabilities used approximately $44,000 of cash. Changes in prepaid expenses and other current assets used net cash of approximately $210,000.
     Net cash used in investing activities was approximately $20,000 for the year ended December 31, 2009. Cash of approximately $1,000 was provided as result of the release of a portion of restricted cash. Cash was used to purchase approximately $21,000 in office equipment.
     Net cash provided by financing activities was approximately $3,218,000 for the year ended December 31, 2009. The cash was primarily attributable to proceeds from the sale of common stock of approximately $2,740,000, approximately $700,000 of proceeds from the sale of Series A-2 Convertible Preferred Stock (“Series A-2 Stock”), and approximately $1,990,000 provided by a short-term senior secured note These were offset by payments made on the 2008 Senior Secured Notes of approximately $2,209,000. Principal payments on capitalized lease obligations used less than $1,000. Proceeds from bridge notes provided $125,000 of cash and this amount was used to repay these Senior Promissory Bridge Notes.
     At December 31, 2009, we had outstanding warrants to purchase 7,356,502 shares of Common Stock at exercise prices ranging from $0.50 to $5.80.
     As of March 22, 2010, we had cash and cash equivalents of approximately $2,001,000.
     We continue to aggressively pursue additional financing from existing relationships (prior shareholders, investors and lenders) and from new investors. We engaged investment banking firms to assist us on these efforts. During the period January 2010 through March 22, 2010, we have raised an additional $2,455,000 in cash from the issuance of our Common Stock and warrants.
     For additional information about our operating plan with respect to our products and product development, please see our Business discussion in Item 1 above.
     We have demonstrated the ability to manage our costs aggressively and increase our operating efficiencies while advancing our medical device product development and clinical programs, thereby maximizing the time available to complete necessary financing. During the year ended December 31, 2009, we reduced our originally projected medical device product development and clinical costs while pursuing necessary funding for operations. In order to advance our product development, clinical programs, pursuit of FDA approval for Symphony and financing activities, we expect our monthly operating costs associated with salaries and benefits, consulting costs, contract manufacturing, legal costs and other working capital costs to increase. Accordingly, we have relied primarily on raising equity capital in order to achieve our business objectives, and we plan to continue to do so in the future. Limited available financing and delays in securing financing in the future could cause us to further delay or halt our product development and clinical programs. Although we continue to vigorously pursue acceptable financing, there can be no guarantee that additional capital will be available in sufficient amounts on terms favorable to us, if at all.
     The economic conditions during 2009, including the tightening of available funding in the financial markets, had a significant impact on our ability to raise necessary capital to fund our product development and clinical programs in accordance with our original projected level of operations. We believe that uncertainties in the financial markets may continue in 2010. Our product development, clinical programs and regulatory activities will be conducted to the extent possible based on available funding from investors. Without sufficient funding for our programs, our progress to obtain regulatory approval for Symphony and Durhalieve may be delayed.
     Even if we are successful in raising necessary capital in the near term, we will still be required to raise substantial additional capital in the future to fund new product research, product development and clinical programs, commercialize our pharmaceutical product candidates and achieve profitability. Our ability to fund our future operating requirements will depend on many factors, including the following:
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
     During 2009 and through March 22, 2010, no warrants have been redeemed and warrants to purchase 1,599,515 shares were exercised through a cashless exercise provision, providing no gross proceeds to us. Commencing January 1, 2010, we are required to accrue and pay quarterly dividends to our Series B Stock holder at a rate of 8% per annum.
     Senior Convertible Notes — On February 11, 2008, we completed an approximately $2,300,000 private financing with Montaur Capital through Platinum Long Term Growth VII, LLC and certain other select institutional and strategic investors of unsecured senior convertible notes due February 12, 2011 (the “Senior Convertible Notes”) and warrants. The $2,292,459 in aggregate principal amount of Senior Convertible Notes issued in the financing had an interest rate of 8% per annum, payable quarterly, and provided investors with the right to convert principal into shares of our Common Stock at $1.35 per share. The conversion price was subject to weighted average anti-dilution protection, excluding certain customary exceptions. Additionally, the investors received five-year warrants to purchase 849,059 shares of Common Stock at an exercise price of $1.00 per share. The warrants provide for full antidilution price protection and allow for cashless exercise.
     In connection with the financing, certain holders in the principal amount of $1,275,000 of Bridge Notes exchanged their Bridge Notes at 120% of the outstanding principal and interest as payment toward the purchase price of the Senior Convertible Notes. Accordingly, we issued Senior Convertible Notes in the aggregate principal balance of $1,592,459 to the former holders of the Bridge Notes upon their surrender of the Bridge Notes, and we received gross cash proceeds in the amount of $700,000 in connection with the financing. In 2008, one holder of the principal amount of $50,000 of Bridge Notes converted the principal and accrued interest into 52,041 shares of our Common Stock at a $1.00 conversion price as provided by the terms of the Bridge Notes.
     2008 Secured Note and Warrant Financing — On March 24, 2008, we entered into a Secured Note financing with Imperium providing for, at our option, the issuance of up to an aggregate $2,000,000 of original issue discount senior secured notes (the “2008 Secured Notes”) in four equal tranches, together with the Imperium Warrants to purchase up to 653,728 shares of our Common Stock at an exercise price of $1.94 per share as of December 31, 2009. During 2008, we borrowed the entire $2,000,000 of 2008 Secured Notes in four (4) equal installments.
     We were not required to make monthly cash payments of principal and interest under the 2008 Secured Notes. Instead, the outstanding principal of each of the 2008 Secured Notes accreted in value at an annual rate of 10%, compounded monthly, resulting in a total principal amount of approximately $2,209,428 at maturity, i.e. $552,357 due for each of the four (4) 2008 Secured Notes.
     On June 2, 2009, we paid all of the outstanding 2008 Secured Notes.
     2008 Series A Preferred Stock Exchange Agreement — On September 30, 2008, we entered into an Exchange Agreement (the “Series A Agreement”) with substantially all of the holders of the 2008 Senior Convertible Notes (collectively, the “Series A Investors”). The Series A Investors are the holders of an aggregate of $1,980,212 in principal amount of the 2008 Senior Convertible Notes and an aggregate $97,656 in principal amount of additional notes issued as interest on the 2008 Senior Convertible Notes (collectively, the “Notes”), for a total aggregate of $2,077,868 in principal amount of Notes constituting all of the issued and 2008 Senior Convertible Notes, except for the aggregate $318,475 in principal amount of notes held by Gemini Master Fund Ltd. (“Gemini”), who was not a party to the Series A Agreement. Accrued interest of $19,201 payable to Gemini for the year ended December 31, 2009 was paid by issuing additional notes.
     The 2008 Senior Convertible Notes held by Gemini (the “Gemini Notes”) remained outstanding with original terms until November 13, 2009, when we exchanged the Gemini Notes plus accrued interest for Common Stock and warrants.
     Pursuant to the terms of the Series A Agreement, we issued and delivered to the Series A Investors, in exchange for the cancellation of the Notes, 1,539,161 shares of the Series A Stock, plus 14 fractional shares to be settled in cash at $1.00 per share, and five-year warrants to purchase 153,912 shares of Common Stock at an exercise price of $1.00 per share, subject to adjustment for stock splits, combinations or similar events. As of June 29, 2009 the Series A Stock was exchanged for Common Stock (see below).

     2008 Vendor Obligation Conversion — As of December 31, 2008, we issued 318,905 shares of our Common Stock to Cato BioVentures in settlement of a payable in the amount of $140,318.
     2008 Series A-1 Preferred Stock Financing — On October 28, 2008 and October 31, 2008, we entered into a Stock and Warrant Purchase Agreement with certain select institutional and strategic accredited investors (the “A-1 Investors”) in connection with a private placement transaction (the “A-1 Financing”) in which the A-1 Investors purchased an aggregate of 766,667 shares of our Series A-1 Convertible Preferred Stock (“Series A-1 Stock”) at a per share price of $1.00 (the “A-1 Shares”) and received warrants to purchase a number of shares of our Common Stock equal to thirty-five percent (35%) of the number of A-1 Shares purchased by each A-1 Investor at an exercise price per share equal to $1.50. Each share of Series A-1 Stock was initially convertible into one share of Common Stock, subject to adjustment for stock splits, combinations or similar events. The A-1 Financing provided us with gross proceeds of $766,667. We used the net proceeds for working capital and general corporate purposes. As of June 29, 2009 the A-1 Shares were exchanged for Common Stock (see below).
     2009 Series A-2 Preferred Stock Financing — On April 8, April 24, April 28 and May 31, 2009, we entered into an Amended and Restated Stock and Warrant Purchase Agreement dated as of April 2, 2009 (the “A-2 Agreement”) with certain strategic institutional and accredited investors (the “A-2 Investors”) in connection with our private placement (the “A-2 Financing”) of 1,200,000 shares of Series A-2 Stock at a price of $0.50 per share together with warrants to purchase a number of shares of Common Stock equal to (i) thirty-five percent (35%), or (ii) for investments of $250,000 or more, fifty percent (50%), of the number of shares of Series A-2 Stock purchased by each A-2 Investor (the “A-2 Warrants”) in the A-2 Financing. We received gross proceeds of $700,000 from the A-2 Financing and we used the net proceeds for working capital and general corporate purposes.
     Pursuant to the A-2 Agreement, we issued A-2 Warrants to the A-2 Investors to purchase up to 640,000 shares of Common Stock. The A-2 Warrants were immediately exercisable at a price per share of $0.75, subject to adjustment for stock splits, combinations or similar events, and will expire no later than February 28, 2014. The A-2 Warrants allow for cashless exercise. In addition, we have the option to redeem the A-2 Warrants, in whole but not in part, upon satisfaction of certain conditions, including (i) the availability of an effective registration statement or Rule 144 exemption for any resale by the holder, (ii) the shares of Common Stock trading at a price per share in excess of 200% of the then-applicable exercise price for ten (10) trading days out of a period of fifteen (15) consecutive trading days prior to the redemption, and (iii) an average daily trading volume during such fifteen (15) consecutive trading days of at least 50,000 shares of Common Stock. Finally, an exercise under the Warrants may not result in the holder beneficially owning more than 4.99% or 9.99%, as applicable, of all of the Common Stock outstanding at the time; provided, however, that a holder may waive the foregoing provision upon sixty-one (61) days’ advance written notice to us.
     Pursuant to the terms of the Certificate of Designation, Preference and Rights of Series A-2 Convertible Preferred Stock, each share of Series A-2 Stock is initially convertible into one share of Common Stock, subject to adjustment for stock splits, combinations or similar events and subject to anti-dilution provisions upon conversion. The Series A-2 Stock will pay a quarterly dividend, at an annual rate of 8%, which is payable in cash or in kind at our option. Each A-2 Investor may convert their Shares at any time following issuance of the A-2 Shares. The Series A-2 Stock is not redeemable. As of June 29, 2009 the Series A-2 Stock was exchanged for Common Stock (see below).
     For the year ended December 31, 2008, we satisfied 8% quarterly dividend commitments for our Series A Stock and Series A-1 Stock with the issuance of additional preferred stock of 31,033 shares and 11,469 shares, respectively.
     For the year ended December 31, 2009, we satisfied 8% quarterly dividend commitments for our Series A Stock, Series A-1 Stock and Series A-2 Stock with the issuance of additional preferred stock of 62,539 shares, 30,985 shares and 22,436 shares, respectively.
     2009 Senior Secured Note — On June 1, 2009, we issued to Platinum Montaur Life Sciences, LLC (“Platinum”) a 10% Senior Secured Promissory Note (the “Platinum Note”) in the principal amount of $1,990,000. The outstanding principal of the Platinum Note accreted in value at an annual rate of 10%, compounded monthly.
     The maturity date of the Platinum Note was June 29, 2009, which maturity date was subsequently extended to July 7, 2009. We used the net proceeds of the Platinum Note to pay a substantial portion of the Senior Secured Notes. As of June 30, 2009, we exchanged the Platinum Note and interest for 200.6031 shares of Series B Stock and 1,205.016 shares of Series C Stock.
     Series A Preferred Stock Exchange — On June 29, 2009, we entered into an Exchange Agreement (the “Series A Exchange Agreement”) with all of the holders of the Series A Stock (collectively, the “Series A Holders”). The Series A Holders held an aggregate of 1,632,733 shares of Series A Stock, including paid-in-kind dividends accrued through June 29, 2009, constituting all of the issued and outstanding Series A Stock.
     Under the terms of the Series A Exchange Agreement, we issued and delivered to the Series A Holders, in exchange for the cancellation of the Series A Stock, 2,938,920 shares of Common Stock. The Series A Exchange Agreement states that, if, as a result of this exchange transaction, any Series A Holder or any of its affiliates, individually or in the aggregate, would beneficially own more than 9.99% of our issued and outstanding Common Stock (the “Threshold Amount”), the Series A Holder would receive Common Stock rounded to the nearest whole share, up to the Threshold Amount, and the remaining Common Stock would be exchanged for Series C Stock convertible into the number of shares of Common Stock equal to the difference between the aggregate number of shares of Common Stock to be issued to the Series A Holder and the actual number of shares of Common Stock issued. As a result of this provision, one Series A Holder received 2,323.105 shares of Series C Stock instead of 2,323,105 shares of Common Stock. The remaining Series A Holders received 615,815 shares of Common Stock. After giving effect to the terms of the Series A Exchange Agreement, we do not have any shares of Series A Stock issued and outstanding.
     We recorded a deemed dividend on the beneficial conversion equal to the incremental fair value resulting from the reduction in the conversion price, or approximately $2,012,000. This deemed dividend is included in the Statement of Operations in arriving at Net Loss Applicable to Common Shareholders.
     Series A-1 Preferred Stock Exchange — On June 29, 2009, we entered into an Exchange Agreement (the “A-1 Exchange Agreement”) with all of the holders of the Series A-1 Stock (collectively, the “A-1 Holders”). The A-1 Holders held an aggregate of 809,121 shares of our Series A-1 Stock, including paid-in-kind dividends accrued through June 29, 2009, constituting all of the issued and outstanding Series A-1 Stock.
     Under the terms of the A-1 Exchange Agreement, we issued and delivered to the A-1 Holders, in exchange for the cancellation of the Series A-1 Stock, 1,078,828 shares of Common Stock. The A-1 Exchange Agreement states that, if, as a result of this exchange transaction, any A-1 Holder or any of its affiliates, individually or in the aggregate, would beneficially own more than the Threshold Amount, the A-1 Holder would receive Common Stock rounded to the nearest whole share, up to the Threshold Amount, and the remaining Common Stock would be exchanged for Series C Stock convertible into the number of shares of Common Stock equal to the difference between the aggregate number of shares of Common Stock to be issued to the A-1 Holder and the actual number of shares of Common Stock issued. As a result of this provision, one A-1 Holder received 280.993 shares of Series C Stock instead of 280,993 shares of Common Stock. The remaining A-1 Holders received 797,835 shares of Common Stock. After giving effect to the A-1 Exchange Agreement, we do not have any shares of Series A-1 Stock issued and outstanding.
     We recorded a deemed dividend on the beneficial conversion equal to the incremental fair value resulting from the reduction in the conversion price, or approximately $415,000. This deemed dividend is included in the Statement of Operations in arriving at Net Loss Applicable to Common Shareholders.
     Series A-2 Preferred Stock Exchange — On June 29, 2009, we entered into an Exchange Agreement (the “A-2 Exchange Agreement”) with all of the holders of the Series A-2 Stock (collectively, the “A-2 Holders”). The A-2 Holders held an aggregate of 1,422,436 shares of the Series A-2 Stock, including paid-in-kind dividends accrued through June 29, 2009, constituting all of the issued and outstanding Series A-2 Stock.
     Under the terms of the A-2 Exchange Agreement, we issued and delivered to the A-2 Holders, in exchange for the cancellation of the Series A-2 Stock, 1,422,436 shares of Common Stock. The A-2 Exchange Agreement states that, if, as a result of this exchange transaction, any A-2 Holder or any of its affiliates, individually or in the aggregate, would beneficially own more than the Threshold Amount, the A-2 Holder would receive Common Stock rounded to the nearest whole share, up to the Threshold Amount, and the remaining Common Stock would be exchanged for Series C Stock convertible into the number of shares of Common Stock equal to the difference between the aggregate number of shares of Common Stock to be issued to the A-2 Holder and the actual number of shares of Common Stock issued. As a result of this provision, one A-2 Holder received 508.986 shares of Series C Stock instead of 508,986 shares of Common Stock. After giving effect to the A-2 Exchange Agreement, we do not have any shares of Series A-2 Stock issued and outstanding. The remaining A-2 Holders received 913,450 shares of Common Stock.
     Series B Perpetual Preferred Stock and Warrant Financing — On July 7, 2009, we entered into a Stock Purchase Agreement as of June 30, 2009 (the “Series B Agreement”) with Platinum in connection with our private placement (the “Series B Financing”) of 200.6031 shares of Series B Stock, together with 1,205,016 shares of Common Stock, for an aggregate price of $2,006,031. We received payment of the purchase price in the form of the extinguishment of the 2009 Senior Secured Note in the amount of

$2,006,031, which amount included principal and interest accrued through June 30, 2009. As the Platinum Note was not originally convertible, we recognized a loss on the extinguishment of this debt of approximately $1,820,000 which represents the excess of the fair value of the Series B Stock and the Series C Stock over the carrying value of the Platinum Note.
     The Series B Agreement states that the Series B Financing may not result in a purchaser or any of its affiliates, individually or in the aggregate, beneficially owning more than the Threshold Amount; provided, however, that a purchaser may waive the foregoing provision upon sixty-one (61) days’ advance written notice to us. If the Series B Financing would result in a purchaser owning Common Stock in excess of the Threshold Amount, then the purchaser would receive Common Stock rounded to the nearest whole share, up to the Threshold Amount, and the remaining Common Stock would be exchanged for Series C Stock convertible into the number of shares of Common Stock equal to the difference between the aggregate number of shares of Common Stock to be issued to the purchaser and the actual number of shares of Common Stock issued. As a result of this provision, Platinum received 1,205.016 shares of Series C Stock instead of 1,205,016 shares of Common Stock that it otherwise would have received pursuant to the Series B Agreement.
     Pursuant to the terms of the Certificate of Designation, Preference and Rights of Series B Perpetual Preferred Stock (the “Series B Certificate”), at our option, we may redeem, in whole at any time or in part, the outstanding Series B Stock at a redemption price per share equal to the sum of the Face Amount and the accrued and unpaid dividends thereon through the redemption date. In addition, we are obligated to redeem the Series B Stock within two business days following the occurrence of any of the events set forth below:
1.	If we complete an equity or equity linked financing with gross proceeds of $8 million or greater, we shall redeem 100% of the outstanding Series B Stock, including all accrued and unpaid dividends thereon;

2.	If we complete an equity or equity linked financing with gross proceeds of $5 million or greater, we shall redeem an amount of Series B Stock equal to 50% of the original amount of outstanding Series B Stock issued pursuant to the Series B Agreement, including all accrued and unpaid dividends thereon;

3.	If we complete an equity or equity linked financing with gross proceeds of less than $5 million, we shall use 20% of the gross proceeds of such financing to redeem outstanding Series B Stock, including all accrued and unpaid dividends thereon, on a pro rata basis;

4.	If we receive proceeds from any licensing, partnership or similar agreement(s) or any milestone payments resulting from such licensing, partnering or similar agreement(s), we shall use 20% of the gross proceeds to redeem outstanding Series B Stock, including all accrued and unpaid dividends thereon, on a pro rata basis; and

5.	If we completes a merger or consolidation with or into another corporation, or the sale of all or substantially all of our properties or assets to any other person, we shall use the gross proceeds of such transaction to redeem the outstanding Series B Stock, including all accrued and unpaid dividends thereon to the date of redemption.
     The Series B Stock yields a quarterly dividend commencing as of January 1, 2010, at an initial annual rate of 8%, which is payable in cash or in kind at our option on a quarterly basis. If the Series B Stock is outstanding on the twelve month anniversary of the Issuance Date (as defined in the Series B Certificate), the dividend rate shall increase to 10% per annum and, if the Series B Stock is outstanding on the eighteen month anniversary of the Issuance Date, then the dividend rate shall increase to 12% per annum.
     In the event of any Liquidation Event (as defined in the Series B Certificate) the holders of the Series B Stock will be entitled to receive (subject to the rights of any securities designated as senior to the Series B Stock) a liquidation preference equal to the Face Amount thereof plus any accrued but unpaid dividends thereon. We cannot create or issue any security senior to the Series B Stock without the prior approval of the holders of at least 67% of the outstanding Series B Stock.
     On January 19, 2010, the Company entered into a letter agreement with the sole holder of Series B Stock (the “Series B Holder”) regarding the payment to the Series B Holder of $143,750 (the “Redemption Amount”) for the redemption of 14.375 shares of Series B Stock in connection with the November Financing and December Financing. The Series B Holder waived payment of the Redemption Amount until the Company has a net cash balance in excess of $3,000,000. In consideration for the deferral, the Company agreed that, upon the closing of its next equity offering with gross proceeds of less than $5,000,000, it would use 25% of the gross proceeds to redeem Series B Stock (the “25% Redemption”).

     On March 16, 2010, the Company entered into an additional agreement with the Series B Holder pursuant to which the Series B Holder waived both the 25% Redemption identified in the January 19, 2010 letter and the redemption required by the Series B Certificate with respect to amounts received in the February Financing through March 16, 2010. Accordingly, a redemption in the amount of approximately $614,000 was waived by the Series B Holder in connection with the February Financing.
     November 2009 Common Stock and Warrant Financing — On November 13, 2009, we entered into a Common Stock and Warrant Purchase Agreement (the “November Agreement”) with certain strategic institutional and accredited investors (the “November Investors”) in connection with our private placement (the “November Financing”) of shares of Common Stock at a price of $1.25 per share (the “November Shares”) together with warrants to purchase a number of shares of Common Stock equal to (i) seventy percent (70%) or (ii) for those November Investors who purchased November Shares for a purchase price of at least $750,000, one hundred percent (100%), of the number of November Shares purchased by each investor in the November Financing (the “November Warrants”).
     We have received gross proceeds of $3,211,320 in connection with the November Financing. Of this amount, we received payment of a portion of the purchase price in the form of the extinguishment of the Gemini Notes in the approximate amount of $355,070, which amount included principal and interest accrued through November 13, 2009. A portion of one November Investor’s purchase price was comprised of the investment of $450,000 of the funds payable to such investor by us for the redemption of a portion of the Series B Stock owned by such investor upon the closing of the November Financing. In addition, $31,250 of the proceeds will be used to redeem shares of the outstanding Series B Stock in accordance with the Series B Certificate and is included in accrued expenses and other liabilities at December 31, 2009. Of the total proceeds, the Company received approximately $2,461,000 for the issuance of 1,969,056 shares of Common Stock and $750,000 for 600 shares of Series C Stock issued to an investor due to ownership limitations.
     We used the net proceeds of the November Financing primarily for working capital and general corporate purposes. Burnham Hill Partners LLC (the “Placement Agent”) received for its placement agent services: (a) a cash fee equal to seven percent (7%) of the gross proceeds received by us in connection with the November Financing; and (b) warrants to acquire a number of shares of Common Stock equal to 10% of the number of November Shares issued to the November Investors in the November Financing at a per share exercise price equal to 120% of the purchase price of the November Shares issued in the November Financing. We also agreed to pay reasonable out of pocket expenses of the Placement Agent incurred in connection with the November Financing in an amount not to exceed $5,000.
     Pursuant to the November Agreement, we issued warrants to the November Investors to purchase up to 2,398,339 shares of Common Stock. The November Warrants, which expire no later than November 13, 2014, are immediately exercisable at a price per share of $2.00 (1,598,339 shares) or, for those November Investors who purchased November Shares for a purchase price of at least $1,000,000, at a price per shares of $1.60 (800,000 shares). The exercise price is subject to adjustment for stock splits, combinations or similar events.
     December 2009 Common Stock and Warrant Financing — On December 3, 2009, we closed on a Common Stock and Warrant Purchase Agreement dated November 30, 2009 (the “December Agreement”) with certain strategic institutional and accredited investors in connection with the private placement (the “December Financing”) of shares of Common Stock at a price of $1.25 per share (the “December Shares”).
     Under the terms of the December Agreement, each investor received warrants to purchase a number of shares of Common Stock with an exercise price of $2.00 per share equal to seventy percent (70%) of the number of December Shares purchased by such investor (the “December Warrants”).
     We received proceeds of $562,500 in connection with the Financing and intend to use the net proceeds of the Financing primarily for working capital and general corporate purposes. In addition, $112,500 of the proceeds will be used to redeem shares of the outstanding Series B Stock in accordance with the Series B Certificate and is included in accrued expenses and other liabilities at December 31, 2009.
     Pursuant to the December Agreement, we issued an aggregate of 450,000 shares of Common Stock, 315,000 December Warrants to the investors and 45,000 warrants to the placement agent and its assignees. The December Warrants are immediately exercisable and expire no later than December 3, 2014. The exercise price is subject to adjustment for stock splits, combinations or similar events.

The December Warrants allow for cashless exercise. An exercise under the December Warrants may not result in the holder beneficially owning more than 4.99% or 9.99%, as applicable, of all of the Common Stock outstanding at the time; provided, however, that a holder may waive the foregoing provision upon sixty-one (61) days’ advance written notice to us.
     Facilities, Property and Equipment — We conduct our operations in leased facilities and have agreed to a lease through March 2011. Our property and equipment does not include manufacturing machinery and is limited to laboratory testing equipment, office furniture and computer systems (network hardware, software and employee desk top systems). Except for the purchase (possibly through capital lease financing) of molds and dies in connection with Symphony and Prelude, we do not anticipate any significant purchases or sales of property and equipment during the next 12 months.
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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
Echo Therapeutics, Inc. Consolidated Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors of
Echo Therapeutics, Inc.
Franklin, Massachusetts
     We have audited the accompanying consolidated balance sheets of Echo Therapeutics, Inc. as of December 31, 2009 and 2008, and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Echo Therapeutics, Inc. as of December 31, 2009 and 2008, and the results of its operations and its cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.
     The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has suffered recurring losses from operations, has a significant accumulated deficit, has a significant working capital deficit and has been unable to raise sufficient capital to fund its operations. This raises substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ WOLF & COMPANY, P.C.

Boston, Massachusetts
March 31, 2010

Echo Therapeutics, Inc.
Consolidated Balance Sheets

	As of,
	December 31,	December 31,
	2009	2008
ASSETS
Current Assets:
Cash and cash equivalents	$1,166,858	$242,867
Accounts receivable	130,036	—
Prepaid expenses and other current assets	226,641	17,132

Total current assets	1,523,535	259,999

Property and Equipment, at cost:
Computer equipment	262,278	242,495
Office and laboratory equipment (including assets under capitalized leases)	618,723	609,029
Furniture and fixtures	14,288	14,288
Manufacturing equipment	129,320	129,320
Leasehold improvements	177,768	177,768

	1,202,377	1,172,900
Less-Accumulated depreciation and amortization	(1,143,167)	(1,105,330)

Net property and equipment (including assets under capitalized leases)	59,210	67,570

Other Assets:
Restricted cash	9,749	10,250
Intangible assets, net of accumulated amortization	9,708,822	9,827,154
Deferred financing costs, net of accumulated amortization	—	141,373
Deposits and other assets	2,000	2,000

Total other assets	9,720,571	9,980,777

Total assets	$11,303,316	$10,308,346

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$948,712	$1,177,719
Deferred revenue	591,051	—
Current portion of notes payable and capital lease obligation, net of discounts	1,874	2,054,062
Derivative warrant liability	2,116,696	—
Accrued expenses and other liabilities	481,679	174,768

Total current liabilities	4,140,012	3,406,549

Notes Payable and capital lease obligation, net of current portion and discounts	8,247	300,467
Deferred Revenue, net of current portion	122,451	—

Total liabilities	4,270,710	3,707,016

Commitments

Stockholders’ Equity:
Perpetual, Redeemable Preferred Stock:
Series B, authorized 40,000 shares, issued and outstanding 141.2281 and none at December 31, 2009 and 2008, respectively (preference in liquidation of $1,412,281 at December 31, 2009)	2	—
Convertible Preferred Series:
Series A, authorized 2,636,363 shares, issued and outstanding none and 1,570,194 shares at December 31, 2009 and 2008, respectively	—	15,702
Series A-1, authorized 2,000,000 shares, issued and outstanding none and 778,136 shares at December 31, 2009 and 2008, respectively	—	7,781
Series A-2, authorized 4,400,000 and none at December 31, 2009 and 2008, respectively, issued and outstanding none at December 31, 2009 and 2008	—	—
Series C, authorized 10,000 shares, issued and outstanding 4,918.1 and none at December 31, 2009 and 2008, respectively	49	—
Common stock, $0.01 par value, authorized 100,000,000 and 60,000,000 shares at December 31, 2009 and 2008, respectively, issued and outstanding 27,045,792 and 19,095,838 shares at December 31, 2009 and 2008, respectively	270,459	190,960
Additional paid-in capital	74,155,716	64,668,550
Accumulated deficit	(67,393,620)	(58,281,663)

Total stockholders’ equity	7,032,606	6,601,330

Total liabilities and stockholders’ equity	$11,303,316	$10,308,346

See report of independent registered public accounting firm and notes to the consolidated financial statements.

Echo Therapeutics, Inc.
Consolidated Statements of Operations

	For the Years ended
	December 31,
	2009	2008
Licensing revenue	$536,497	$—
Other revenue	795,424	—

Total Revenues	1,331,921	—

Operating Expenses:
Research and development	2,807,405	3,191,060
Selling, general and administrative	3,054,984	3,735,640

Total operating expenses	5,862,389	6,926,700

Loss from operations	(4,530,468)	(6,926,700)

Other Income (Expense):
Interest income	1,562	24,641
Interest expense	(331,500)	(1,049,953)
Loss on extinguishment of debt	(2,047,292)	(2,056,773)
Derivatives loss	(4,050,443)	(586,716)

Other income (expense), net	(6,427,673)	(3,668,801)

Net loss	(10,958,141)	(10,595,501)

Deemed dividend on beneficial conversion of Series A and A-1 Preferred Stock	(2,426,876)	—
Accretion of dividends on Convertible Preferred Stock	(126,676)	(53,371)

Net loss applicable to common shareholders	$(13,511,693)	$(10,648,872)

Net loss per common share, basic and diluted	$(0.61)	$(0.57)

Basic and diluted weighted average common shares outstanding	22,290,956	18,608,905

See report of independent registered public accounting firm and notes to the consolidated financial statements.

Echo Therapeutics, Inc.
Consolidated Statements of Changes in Stockholders’ Equity
Years Ended December 31, 2009 and 2008

	Preferred Stock		Common Stock		Additional		Total
	Number of	Carrying	Number of	Carrying	Paid-in	Accumulated	Stockholders’
	Shares	Value	Shares	Value	Capital	Deficit	Equity
Balance at December 31, 2007	—	$—	17,870,804	$178,710	$57,575,593	$(47,686,162)	$10,068,141
Issuance of Common Stock for certain Bridge Notes issued in 2007	—	—	52,041	520	51,521	—	52,041
Issuance of Common Stock in settlement of accounts payable and accrued expenses	—	—	318,905	3,189	137,129	—	140,318
Intrinsic value of conversion feature on Bridge Notes upon conversion to Senior Convertible Notes	—	—	—	—	(212,328)	—	(212,328)
Beneficial Conversion Feature — Senior Convertible Notes	—	—	—	—	121,320	—	121,320
Issuance of Series A Preferred	1,539,161	15,392	—	—	2,062,476	—	2,077,868
Issuance of Series A-1 Preferred, net of issuance cost of $63,333	766,667	7,667	—	—	697,667	—	705,334
Dividends on Preferred Stock	42,502	424	—	—	(433)	—	(9)
Exercise of January 2007 PIPE warrants	—	—	705,873	7,059	107,020	—	114,079
Exercise of Stock Options	—	—	9,465	95	(95)	—	—
Warrants issued to Bridge Note holders upon conversion to Senior Convertible Notes	—	—	—	—	626,480	—	626,480
Warrants issued to Senior Convertible Note holders	—	—	—	—	219,838	—	219,838
Fair value of warrants issued in connection with exchange of Senior Convertible Notes for Series A Preferred Stock	—	—	—	—	106,182	—	106,182
Fair value of warrants reclassified from derivative liability	—	—	—	—	919,593	—	919,593
Fair value of warrants issued for services	—	—	—	—	185,667	—	185,667
Share-based payments — restricted stock for services, net of forfeitures	—	—	138,750	1,387	246,113	—	247,500
Share-based payments — options and restricted stock, net of forfeitures	—	—	—	—	1,824,807	—	1,824,807
Net Loss	—	—	—	—	—	(10,595,501)	(10,595,501)

Balance at December 31, 2008	2,348,330	23,483	19,095,838	190,960	64,668,550	(58,281,663)	6,601,330
Reclassification of warrants to derivative liability	—	—	—	—	(2,926,302)	1,846,184	(1,080,118)
Issuance of Series A-2 Preferred Stock	1,400,000	14,000	—	—	685,576	—	699,576
Dividends on Series A, A-1 and A-2 Preferred Stock	115,960	1,160	—	—	(1,206)	—	(46)
Exercise of warrants	—	—	1,211,704	12,117	(12,117)	—	—
Share-based payments — restricted stock, net of forfeitures	—	—	1,992,094	19,921	289,837	—	309,758
Share-based payments — options, net of forfeitures	—	—	—	—	1,298,789	—	1,298,789
Fair value of warrants issued for services	—	—	—	—	173,726	—	173,726
Redemption of Series B Preferred Stock	(59)	(1)	—	—	(593,749)	—	(593,750)
Issuance of Common Stock and Series C Preferred Stock, net of cash issuance costs of $229,048	600	6	2,419,056	24,190	3,670,774	—	3,694,970
Exchange of Series A, A-1 and A-2 Preferred Stock for Series C Preferred Stock and common stock	(3,861,178)	(38,611)	2,327,100	23,271	15,340	—	—
Exchange of Senior Secured Note and accrued interest for Series B and C Preferred Stock, net of cash issuance costs of $207,148	1,406	14	—	—	3,618,445	—	3,618,459

Fair value of derivative warrant liabilities reclassified to additional paid-in capital	—	—	—	—	3,268,053	—	3,268,053
Net Loss	—	—	—	—	—	(10,958,141)	(10,958,141)

Balance at December 31, 2009	5,059	$51	27,045,792	$270,459	$74,155,716	$(67,393,620)	$7,032,606

See report of independent registered public accounting firm and the notes to the consolidated financial statements.

Echo Therapeutics, Inc
Consolidated Statements of Cash Flows

	Years Ended December 31,
	2009	2008
Cash Flows From Operating Activities:
Net loss	$(10,958,141)	$(10,595,501)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	158,618	191,723
Share-based compensation	1,298,789	1,824,807
Fair value of common stock and warrants issued for services	429,093	247,500
Fair value of derivative warrant liability issued for services	245,369	—
Derivative loss	4,050,443	586,716
Non-cash loss on extinguishment of debt	2,024,031	2,056,773
Non-cash interest expense	312,652	1,037,019
Other non-cash expense	64,136	—
Changes in assets and liabilities:
Accounts receivable	(130,036)	—
Prepaid expenses and other current assets	(209,509)	8,131
Accounts payable	(229,007)	933,049
Deferred revenue	713,502	—
Accrued expenses and other liabilities	(43,986)	(234,858)

Net cash used in operating activities	(2,274,046)	(3,944,641)

Cash Flows from Investing Activities:
Purchase of property and equipment	(20,938)	(29,080)
Decrease in restricted cash	501	—

Net cash used in investing activities	(20,437)	(29,080)

Cash Flows From Financing Activities
Proceeds from the sale of Series A-1 preferred stock, net of expenses	—	705,334
Proceeds from bridge notes	125,000	—
Repayment of bridge notes	(125,000)	—
Proceeds from the sale of Series A-2 preferred stock, net of expenses	699,576	—
Proceeds from the sale of common stock, net of expenses	2,739,703	—
Principal payments for capital lease obligations	(866)	—
Proceeds from Senior Secured Note	1,990,000	—
Proceeds (payments) from (on) Senior Secured Convertible Notes and Warrants	(2,209,426)	2,000,000
Proceeds from Senior Convertible Promissory Notes	—	700,000
Deferred financing costs	(467)	(495,979)
Dividends paid in cash on Series A, A-1 and A-2 preferred stock	(46)	(9)
Proceeds from the exercise of warrants	—	114,079

Net cash provided by financing activities	3,218,474	3,023,425

Net Increase (Decrease) in Cash and Cash Equivalents	923,991	(950,296)
Cash and Cash Equivalents, beginning of period	242,867	1,193,163

Cash and Cash Equivalents, end of period	$1,166,858	$242,867

See report of independent registered public accounting firm and the notes to the consolidated financial statements.

Echo Therapeutics, Inc
Consolidated Statements of Cash Flows

	Years Ended December 31,
	2009	2008
Supplemental Disclosure of Cash Flow Information and Non Cash Financing Transactions:
Cash paid for interest	$18,848	$9,831

Accretion of dividend on Series A, A-1 and A-2 Convertible Preferred Stock	$126,676	$53,371

Derivative warrant liability reclassified from stockholders’ equity	$1,080,118	$919,593

Senior Convertible Notes issued for accrued interest	$23,622	$116,875

Fair Value of common stock and warrants issued for equity financing costs	$—	$166,901

Beneficial conversion feature on Senior Convertible Notes	$—	$121,320

Common stock issued for conversion of Senior Convertible Notes and accrued interest	$—	$52,041

Fair value of warrants issued for deferred financing costs	$—	$185,667

Excess of fair value of the Series A Convertible Preferred Stock over the carrying value of the Senior Convertible Notes included in the extinguishment loss	$—	$738,578

Fair value of warrants issued in connection with Senior Convertible Notes included in extinguishment loss	$—	$626,480

Adjustment to fair value of Bridge Notes exchanged for Senior Convertible notes included in extinguishment loss	$—	$585,533

Fair value of warrants issued in connection with exchange of Senior Convertible Notes for preferred stock included in extinguishment loss	$—	$106,182

Intrinsic value of the conversion feature of the Bridge Notes when converted to Senior Convertible Notes recorded as a reduction of additional paid-in capital	$—	$212,328

Relative fair value of warrants issued with Secured Notes	$—	$219,838

Conversion of Senior Convertible Notes to preferred stock	$—	$2,077,868

Issuance of common stock in settlement of accounts payable and accrued expenses	$83,000	$140,318

Deemed dividend on beneficial conversion of Series A and A1 Preferred Stock	$2,426,876	$—

Conversion of Senior Secured Note to Series B and Series C preferred	$2,006,031	$—

Redemption of Series B Preferred Stock included in accrued expenses	$143,750	$—

Redemption liability satisfied through offset of proceeds due in connection with November 2009 Financing	$450,000	$—

Senior Convertible Note exchanged for Common Stock and warrants	$355,070	$—

Reclassification of derivative liability to additional paid-in capital	$3,268,053	$—

Fair value of warrants included in stock issuance costs	$869,484	$—

Exchange of Series A, A-1 and A-2 Preferred Stock to Series C Preferred Stock and common stock	$3,724,529	$—

Asset acquired under Capital Lease Agreement	$10,988	$—

See report of independent registered public accounting firm and the notes to the consolidated financial statements.

ECHO THERAPEUTICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2009 and 2008
(1) ORGANIZATION, BASIS OF PRESENTATION AND GOING CONCERN
     Echo Therapeutics, Inc. is a medical device and specialty pharmaceutical company developing the Symphony tCGM System (“Symphony”), a non-invasive (needle-free), wireless, transdermal continuous glucose monitoring (“tCGM”) system for people with diabetes and for use in a clinical setting (initially in acute care), as well as a wide range of topical reformulations of pharmaceutical products previously approved by the United States Food and Drug Administration (“FDA”). Echo is also developing its needle-free Prelude SkinPrep System (“Prelude”) for transdermal drug delivery, including topical lidocaine.
     The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Sontra Medical, Inc., a Delaware corporation. All significant inter-company balances and transactions have been eliminated in consolidation.
     Going Concern
     The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As of December 31, 2009, the Company had cash of approximately $1,167,000, a working capital deficit of approximately $2,616,000 and an accumulated deficit of approximately $67,394,000. Through December 31, 2009, the Company has not been able to generate sufficient revenue from its operations to cover its costs and operating expenses. Although the Company has been able to obtain unsecured and secured debt and issue securities through a series of private placements to raise capital in order to fund its operations, it is not known whether the Company will be able to continue this practice, or be able to obtain other types of financing to meet its cash operating expenses. This, in turn, raises substantial doubt about the Company’s ability to continue as a going concern. Subsequent to December 31, 2009, the Company received gross proceeds from a Common Stock and warrant financing of approximately $2,455,000 (see Note 14). Management is currently pursuing additional private equity financing, and such financing is expected to be completed during 2010; however, no assurances can be given as to the success of these plans. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.
(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
     The accompanying consolidated financial statements reflect the application of the following accounting policies:
     The accompanying consolidated financial statements have been prepared in accordance with the Financial Accounting Standards Board (“FASB”) “FASB Accounting Standard Codification™” (the “Codification”) which is the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with generally accepted accounting principles (“GAAP”) in the United States. The Codification was effective for the Company during its interim period ending September 30, 2009 and it did not have an impact on its financial condition or results of operations.
Use of Estimates
     The preparation of financial statements in conformity with GAAP requires management to make judgments, estimates and assumptions that affect the amounts reported in the Company’s consolidated financial statements and accompanying notes. Actual results could differ materially from those estimates. The Company considers the valuation of intangible assets, the recoverability of long-lived assets, the realizability of deferred tax assets, the estimated performance period under license agreements and the fair value of share-based payments and derivative instruments issued to be material accounting estimates.
Cash and Cash Equivalents
     The Company considers all highly liquid investments with maturities of ninety days or less to be cash equivalents. Cash equivalents consisted of money market funds as of December 31, 2009 and 2008. The Company maintains its cash in bank deposit accounts which, at times, may exceed the federally insured limits. Restricted cash represents a security deposit on the Company’s leased offices.

Accounts Receivable
     Accounts receivable represent amounts billed by the Company. An allowance for doubtful accounts is determined based on management’s best estimate of probable losses inherent in the accounts receivable balance. Management assesses the allowance based on information regarding nature of the receivables and historical experience. No allowance was deemed necessary as of December 31, 2009.
Intangible Assets and Other Long-Lived Assets
     The Company records intangible assets at the acquisition date fair value. As a policy, the Company amortizes its intangible assets using the straight-line method over their estimated useful lives, as follows: patents and licenses, two (2) to twenty (20) years; definite-lived core and developed technology, five (5) to twenty-five (25) years; and other intangible assets over various periods. In connection with the acquisition of Durham Pharmaceuticals Ltd., a North Carolina corporation doing business as Echo Therapeutics, Inc. (the “ETI Acquisition”) intangible assets related to contractual arrangements and technology are amortized over estimated useful lives of three (3) and eight (8) years, respectively, on a straight-line basis.
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
     The Company performs a regular review of the underlying assumptions, circumstances, time projections and revenue and expense estimates to decide if there is a possible impairment. In reviewing the long-lived assets relating to the ETI Acquisition as of December 31, 2009, the Company concluded that there was no impairment of the carrying value of such long-lived assets. No impairment losses were recorded for the years ended December 31, 2009 and 2008.
Depreciation and Amortization
     The Company provides for depreciation and amortization by charges to operations for the cost of assets using the straight-line method based on the estimated useful lives of the related assets, as follows:

Asset Classification	Estimated Useful Life
Computer equipment.	3 years
Office and laboratory equipment	3-5 years
Furniture and fixtures.	7 years
Manufacturing equipment.	5 years
Leasehold improvements.	Life of lease
Share-Based Payments
     The Company recognizes compensation costs resulting from the issuance of stock-based awards to employees and directors as an expense in the statement of operations over the service period based on a measurement of fair value for each stock award. The Company’s policy is to grant employee and director stock options with an exercise price equal to or greater than the fair value of the Common Stock at the date of grant.
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
Concentration of Credit Risk
     The Company has no significant off-balance-sheet risk. Financial instruments, which subject the Company to credit risk, principally consist of cash and cash equivalents. The Company mitigates its risk by maintaining the majority of its cash and equivalents with high-quality financial institutions.
Financial Instruments
     The estimated fair value of the Company’s financial instruments, which include cash and cash equivalents, restricted cash, accounts receivable, accounts payable and capital lease obligation, approximates their carrying value due to the short-term nature of these instruments and their market terms. The Company determined that it was impracticable to estimate the fair value of the Senior Convertible Notes and Senior Secured Notes at December 31, 2008 since a quoted market price is not available and because the Company has not obtained or developed a valuation model to make the estimate, and the cost of obtaining an independent valuation is excessive considering the materiality of the instruments to the Company.
Net Loss per Common Share
     Basic and diluted net loss per share of Common Stock has been computed by dividing the net loss applicable to common stockholders in each period by the weighted average number of shares of Common Stock outstanding during such period. For the periods presented, options, warrants and convertible securities were anti-dilutive and therefore excluded from diluted loss per share calculations.
Segment Information
     Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision maker, or decision making group, in making decisions regarding resource allocation and assessing performance. To date, the Company has viewed its operations and manages its business as principally one operating segment, which is the development of transdermal skin permeation and diagnostics medical devices and, specialty pharmaceutical drugs. As of December 31, 2009 and 2008, all of the Company’s assets were located in the United States.
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
Income Taxes
     The Company is primarily subject to U.S. federal, Massachusetts and New Jersey state income tax. Tax years subsequent to 2005 remain open to examination by U.S. federal and state tax authorities.
     For federal and state income taxes, deferred tax assets and liabilities are recognized based upon temporary differences between the financial statement and the tax basis of assets and liabilities. Deferred income taxes are based upon prescribed rates and enacted laws applicable to periods in which differences are expected to reverse. A valuation allowance is recorded when it is more likely than not that some portion or all of the deferred tax assets will not be realized. Accordingly, since the Company cannot be assured of realizing the deferred tax asset, a full valuation allowance has been provided.
     When tax returns are filed, it is highly certain that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50% likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits in the accompanying balance sheet along with any associated interest and penalties that would be payable to the taxing authorities upon examination. There were no uncertain tax position liabilities recorded at December 31, 2009.
     The Company’s policy is to recognize interest and penalties related to income tax matters in income tax expense. As of December 31, 2009 and 2008, the Company had no accruals for interest or penalties related to income tax matters.
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
     The Company typically receives upfront, nonrefundable payments for the licensing of its intellectual property upon the signing of a license agreement. The Company believes that these payments generally are not separable from the payments it receives for providing research and development services because the license does not have stand-alone value from the research and development services it provides under its agreements. Accordingly, the Company accounts for these elements as one unit of accounting and recognizes upfront, nonrefundable payments as revenue on a straight-line basis over its contractual or estimated performance period. Revenue from the reimbursement of research and development efforts is recognized as the services are performed based on proportional performance adjusted from time to time for any delays or acceleration in the development of the product and is included in Other Revenue. The Company determines the basis of the estimated performance period based on the contractual requirements of its collaboration agreements. At each reporting period, the Company evaluates whether events warrant a change in the estimated performance period.
     Other Revenue includes amounts earned and billed under the license and collaboration agreements for reimbursement of research and development costs for contract engineering services. For the services rendered, principally third-party contract engineering services, the revenue recognized approximates the costs associated with the services.

Recent Accounting Pronouncements
     In June 2008, the FASB ratified an accounting pronouncement that provides that an entity should use a two step approach to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock, including evaluating the instrument’s contingent exercise and settlement provisions. This accounting pronouncement is effective for fiscal years beginning after December 15, 2008. The consensus must be applied to outstanding instruments as of the beginning of the fiscal year in which the consensus is adopted and should be treated as a cumulative-effect adjustment to the opening balance of retained earnings. Early adoption is not permitted. On January 1, 2009, the Company reclassified approximately $1,080,000, representing the fair value of all warrants with anti-dilution provisions, from additional paid-in capital and accumulated deficit to derivative warrant liability.
     In October 2009, the FASB issued two related accounting pronouncements, ASU 2009-13 and ASU 2009-14, relating to revenue recognition. One pronouncement provides guidance on allocating the consideration in a multiple-deliverable revenue arrangement and requires additional disclosure, while the other pronouncement provides guidance specific to revenue arrangements that include software elements.
     For multiple-deliverable arrangements, the pronouncement eliminates the requirement that there be objective and reliable evidence of fair value of the undelivered item in order for the delivered item to be considered a separate unit of accounting. Now, the delivered item shall be considered a separate unit of accounting if the delivered item has value to the customer on a standalone basis and, if the arrangement includes a general right of return relative to the delivered item, delivery or performance of the undelivered item or items is considered probable and substantially in the control of the vendor. Arrangement consideration shall be allocated at the inception of the arrangement to all deliverables on the basis of their relative selling price. When applying the relative selling price method, the selling price of each deliverable shall be determined using vendor-specific objective evidence, if it exists; third party evidence of selling price; or if neither of those exist, the vendor shall use its best estimate of the selling price for that deliverable.
     The pronouncement specific to certain revenue arrangements that include software elements amends the scope of arrangements that are accounted for under software revenue recognition rules and provides guidance for allocating the arrangement consideration. The pronouncement clarifies that the following arrangements are outside the scope of accounting under software revenue recognition rules and must follow the general revenue recognition rules for multiple- deliverable arrangements: 1) non-software components of tangible products, 2) software components of tangible products that are sold, licensed or leased with tangible products when the software components and non-software components of the tangible product function together to deliver the tangible product’s essential functionality, and 3) undelivered elements that relate to software that is essential to the tangible product’s functionality in 2 above. If an arrangement contains software and non-software deliverables, consideration must be allocated to the non-software deliverables individually and to the software deliverables as a group based on the relative selling price method.
     Both of these pronouncements are effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010 and both must be adopted together. Early adoption is permitted. If a vendor elects early adoption and the period of adoption is not the beginning of the vendor’s fiscal year, the vendor is required to apply the guidance in these pronouncements retrospectively from the beginning of the vendor’s fiscal year. A vendor may also elect to adopt the guidance in these pronouncements retrospectively to prior periods.
     In January 2010, the FASB issued ASU 2010-06, Fair Value Measurements and Disclosures (Topic 820), Improving Disclosures about Fair Value Measurements. This Update requires new disclosures and clarifies existing disclosures regarding recurring and nonrecurring fair value measurements to provide increased transparency to users of the financial statements. The new disclosures and clarification of existing disclosures are effective for interim and annual periods beginning after December 15, 2009, except for the disclosures pertaining to the roll forward of activity for Level 3 fair value measurements, which are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. Management does not expect the adoption of this Update to have a material impact on its financial statements.

(3) INTANGIBLE ASSETS
     As of December 31, 2009 and 2008, intangible assets related to the ETI Acquisition are as follows:

			2009		2008
	Estimated		Accumulated
	Life	Cost	Amortization	Net	Net
Contract related intangible asset:
Cato Research discounted contract	3 years	$355,000	$271,178	$83,822	$202,154

Technology related intangible assets:
Patents for the AzoneTS-based product candidates and formulation	8 years	1,305,000	—	1,305,000	1,305,000
Drug Master Files containing formulation, clinical and safety documentation used by the FDA	8 years	1,500,000	—	1,500,000	1,500,000
In-process pharmaceutical products for two (2) indications	8 years	6,820,000	—	6,820,000	6,820,000

Total technology related intangible assets		9,625,000	—	9,625,000	9,625,000

Total		$9,980,000	$271,178	$9,708,822	$9,827,154

     The technology related intangible assets will be amortized on a straight line basis over approximately 8 years beginning with the start of its useful life, which the Company has estimated to be 2011, and the contract related intangible asset over approximately 3 years beginning with the date of acquisition. Amortization expense was approximately $118,000 for both years ended December 31, 2009 and 2008, and is included in research and development in the Consolidated Statement of Operations.
     Estimated amortization expense for each of the next five years is as follows:

Estimated
Amortization
Year Ending December 31:	Expense
2010	$84,000
2011	1,203,000
2012	1,203,000
2013	1,203,000
2014	1,203,000
(4) OPERATING AND CAPITAL LEASE COMMITMENTS
     Operating Lease — The Company leases approximately 13,000 square feet of manufacturing, laboratory and office space in a single facility located in Franklin, Massachusetts under a lease expiring March 31, 2011. Future minimum lease payments under this operating lease are approximately as follows:

Amount
For the years ended December 31,
2010	$189,000
2011	47,000

Total	$236,000

     The Company’s facilities lease expense was approximately $185,000 and $172,000 for the years ended December 31, 2009 and 2008, respectively.
     Capital Lease — In July 2009, the Company entered into a five-year lease of an office copier which is included with the Office and Laboratory Equipment. The value of the equipment capitalized was approximately $11,000. The lease payments of $234 per month, payable in arrears, reflect a 10% interest rate. Accumulated depreciation on the leased copier as of December 31, 2009 was approximately $1,100. During the year ended December 31, 2009, interest expense related to the capital lease obligation was approximately $500.

(5) NOTES PAYABLE AND CAPITAL LEASE OBLIGATION
     Notes payable and capital lease obligations at December 31, 2009 and 2008 consisted of the following:

	2009	2008
Senior Convertible Notes:
Senior Convertible notes	—	331,448
Unamortized Discount	—	(30,981)

	—	300,467

Senior Secured Notes:
Senior Secured notes	—	2,209,426
Unamortized Discounts	—	(155,364)

	—	2,054,062

Capital lease obligation	10,121	—

Total notes payable and capital lease obligation	10,121	2,354,529
Less current portion of notes payable and capital lease obligation	1,874	2,054,062

Notes Payable and capital lease obligation, net of current portion	$8,247	$300,467

2007 and 2008 Senior Promissory Bridge Notes and Senior Convertible Notes
     On September 14, 2007, the Company completed a private placement of unsecured Senior Promissory Bridge Notes (the “Bridge Notes”) in the aggregate principal amount of $1,325,000 to strategic institutional and individual accredited investors. The Bridge Notes were scheduled to be due September 15, 2008 and accrued interest at a rate of 10% per annum, with interest payable upon maturity. On February 11, 2008, the Company completed an approximately $2.3 million private financing with substantially all of the holders of the Bridge Notes. The $2,292,459 in aggregate principal amount of unsecured Senior Convertible Notes issued in the financing (the “Senior Convertible Notes”) bore interest annually at a rate of 8% per annum and provided the holders with the right to convert principal into shares of Common Stock at $1.35 per share. The conversion price was subject to weighted average anti-dilution protection, excluding certain customary exceptions. The Senior Convertible Notes had a three-year term and the Company could elect to make payments of interest in cash, additional notes, or stock.
     Additionally, the investors received warrants to purchase 849,059 shares of Common Stock at an exercise price of $1.00 per share a term of five years. The warrants provide for full anti-dilution price protection to the holders and allow for cashless exercise.
     In connection with the Senior Convertible Notes financing, certain holders representing $1,275,000 face value of Bridge Notes exchanged their Bridge Notes at 120% of the outstanding principal and interest of the Bridge Notes as payment toward the purchase price of the Senior Convertible Notes purchased by such holders. Accordingly, the Company issued notes in the Senior Convertible Notes financing in the aggregate principal balance of $1,592,459 to the former holders of the Bridge Notes upon their surrender of the Bridge Notes, and the Company received gross cash proceeds in the amount of $700,000 in connection with the financing.
     In 2008, one holder of a Bridge Note with a face value of $50,000 converted the principal and accrued interest of such Bridge Note into 52,041 shares of Common Stock, at a $1.00 conversion price as provided in the terms of the Bridge Notes. No Bridge Notes remained outstanding at December 31, 2009 and 2008.
     The Company has determined that the terms of the Senior Convertible Notes are deemed “substantially different”, as described in from the terms of the Bridge Notes based on the change in the fair value of the embedded conversion features. As a result, the Company recorded the Senior Convertible Notes issued in exchange for the Bridge Notes at fair value on the date of issuance and recorded a loss on extinguishment of approximately $586,000. An amount equal to the intrinsic value of the conversion feature of the Bridge Notes as measured on the date of exchange for the Senior Convertible Notes, or approximately $213,000, was recorded as a reduction in additional paid-in capital in accordance with EITF Issue No. 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios”. The fair value of the warrants issued to the holders of the Bridge Notes upon conversion into the Senior Convertible Notes, which the Company estimated to be approximately $626,000, was recorded as additional paid-in capital and also included in the loss on extinguishment. The difference between the fair value and the face value of the Senior Convertible Notes is being accreted to interest expense over the term of the notes.

     The new cash proceeds from the Senior Convertible Notes of $700,000 were allocated between the notes and the warrants issued in the Senior Convertible Notes financing on a relative fair value basis. Approximately $220,000 of the proceeds was allocated to the warrants and recorded as additional paid-in capital and a discount on the Senior Convertible Notes. The Company determined that the effective conversion price, after allocation of the proceeds, resulted in a beneficial conversion feature of approximately $121,000 which was recorded as additional paid-in capital and a further discount on the Senior Convertible Notes. The discounts on the Senior Convertible Notes are being accreted to interest expense over the term of the notes.
     Interest expense related to the Bridge Notes for the years ended December 31, 2009 and 2008, including amortization of discounts, was approximately none and $197,000, respectively. Interest expense related to the Senior Convertible Notes for the years ended December 31, 2009 and 2008, including amortization of discounts and deferred financing costs, was approximately $55,000 and $359,000, respectively. During the years ended December 31, 2009 and 2008, accrued interest of approximately $24,000 and $117,000, respectively, was satisfied by the issuance of additional Senior Convertible Notes.
2008 Senior Secured Note and Warrant Financing
     On March 24, 2008, the Company entered into a Secured Note financing with Imperium Master Fund, Ltd. (“Imperium”), providing for, at the Company’s option, the issuance of up to an aggregate $2,000,000 of original issue discount senior secured notes (the “Secured Notes”) in four equal tranches, together with warrants (the “Imperium Warrants”) to purchase up to 653,728 shares of Common Stock at an exercise price of $1.62 per share as of December 31, 2009. On March 24, 2008, the Company drew down the initial $500,000 in gross proceeds and issued the Imperium Warrants upon execution of the agreement. The Company also issued additional Secured Notes and drew down $500,000 in gross proceeds on each of April 24, 2008, June 2, 2008 and June 24, 2008, completing the financing for $2,000,000.
     The Company was not required to make monthly cash payments of principal and interest under our Secured Notes. Instead, the outstanding principal of each Secured Note accreted in value at an annual rate of 10%, compounded monthly, resulting in a total principal amount of approximately $552,357 due for each Secured Note at maturity. If, however, the Company completed an equity issuance in one or more series of transactions totaling $5,000,000 (a “Qualified Issuance”), then the aggregate amount due for each Secured Note would be reduced from $552,357 to $546,903 and the annual accretion value will be reduced from 10% to 9%.
     Each Secured Note was due twelve months after the date of the issuance, provided, however, that if the Company completed a Qualified Issuance by October 31, 2008, it had a right to extend the maturity date of each Secured Note to 24 months after the date of the issuance. The Company did not complete a Qualified Issuance by October 31, 2008. The Company had the right to repay the principal amount of the Secured Notes in cash, in whole, but not in part, prior to maturity at a premium of 1.02 times the unpaid principal plus any other amount due under the Secured Notes.
     The Imperium Warrants have a term of five years and are immediately exercisable at an exercise price of $1.62 per share (as of December 31, 2009). The Imperium Warrants provide for weighted average exercise price and number of warrant shares anti-dilution protection upon future issuances or deemed issuances (subject to customary exceptions) below the exercise price.
     In connection with the issuance of the Secured Notes and Imperium Warrants, on March 24, 2008, the Company entered into a Registration Rights Agreement pursuant to which it agreed to file a registration statement with the Securities and Exchange Commission covering the resale of the Common Stock issuable upon exercise of the Imperium Warrants within 60 days after issuance of the securities. The Company also agreed to use its best efforts to cause the registration statement to become effective under the Securities Act as soon as practicable after the filing of the registration statement, but no later than 180 days after issuance of the Imperium Warrants. As of May 14, 2008, the Company entered into Amendment No. 1 to the Registration Rights Agreement and eliminated the requirement for registration of the underlying securities, but granted the holders of the Imperium Warrants piggy-back registration rights with respect to certain registration statement filings by the Company in the future (see Note 6).
     On April 23, 2009, the Company entered into an amendment agreement with Imperium pursuant to which the maturity date of the following Secured Notes were extended: a note issued on March 24, 2008 with a maturity date of March 24, 2009, which maturity date was extended to May 31, 2009 and a note issued on April 24, 2008 with a maturity date of April 24, 2009, which maturity date was subsequently extended to May 31, 2009.
     On June 2, 2009, the Company paid all of the outstanding Secured Notes and accrued interest.
     Interest expense related to the Secured Notes in the years ended December 31, 2009 and 2008 was approximately $204,000 and $492,000, respectively.

2008 Exchange Agreement
     On September 30, 2008, the Company entered into an Exchange Agreement (the “Exchange Agreement”) with substantially all of the holders of the Senior Convertible Notes (collectively, the “Investors”). The Investors were the holders of an aggregate of $1,980,212 in principal amount of the Senior Convertible Notes and an aggregate $97,656 in principal amount of additional notes issued as interest on the Senior Convertible Notes (collectively, the “2008 Notes”), for a total aggregate of $2,077,868 in principal amount of 2008 Notes constituting all of the issued and Senior Convertible Notes, except for the aggregate $318,475 in principal amount of notes held by Gemini Master Fund Ltd. (“Gemini”), who was not a party to the Exchange Agreement. Accrued interest of $23,622and $19,201 payable to Gemini for the years ended December 31, 2009 and 2008, respectively, was paid by issuing additional notes.
     Pursuant to the terms of the Exchange Agreement, the Company issued and delivered to the Investors, in exchange for the cancellation of the 2008 Notes, 1,539,161 shares of a newly authorized Series A Convertible Preferred Stock (see Note 8) (“Series A Stock”) and five-year warrants to purchase 153,912 shares of Common Stock at an exercise price of $1.00 per share, subject to adjustment for stock splits, combinations or similar events.
     As the Senior Convertible Notes did not contain the right to convert into Series A Stock, the Company accounted for the exchange as an extinguishment of the Senior Convertible Notes. As a result, the difference between the fair values of the Series A Stock issued over the carrying value of the Senior Convertible Notes exchanged of $738,578 was recorded as an extinguishment loss in the year ended December 31, 2008. The fair value of the warrants issued of $106,182 was also recorded as an extinguishment loss in the year ended December 31, 2008.
     The Senior Convertible Notes held by Gemini (the “Gemini Notes”) remained outstanding at December 31, 2008 with original terms. The Gemini Notes were convertible into shares of Common Stock at Gemini’s option at a price per share of $1.35, subject to adjustment for stock splits, combinations or similar events and subject to customary weighted average anti-dilution adjustments. As of November 13, 2009, the Company exchanged the Gemini Notes and accrued interest for Common Stock and warrants (see Note 9). The Company recorded a loss on extinguishment when the Gemini Notes and accrued interest totaling $355,070 were exchanged for 284,056 shares of Common Stock and warrants. The loss of approximately $196,000 on extinguishment of the Gemini Notes consisted of approximately $27,000 of unamortized deferred financing costs, $18,000 of unamortized discount and approximately $150,000 in excess fair value of the shares and warrants issued on extinguishment over that received under the original terms.
2009 Senior Secured Note
     On June 1, 2009, the Company issued to Platinum Montaur Life Sciences, LLC (“Platinum”) a 10% Senior Secured Promissory Note (the “Platinum Note”) in the principal amount of $1,990,000. The outstanding principal of the Platinum Note accreted in value at an annual rate of 10%, compounded monthly.
     The maturity date of the Platinum Note was June 29, 2009, which maturity date was subsequently extended to July 7, 2009. The Company used the net proceeds of the Platinum Note to pay a substantial portion of the Senior Secured Notes. As of June 30, 2009, the Company exchanged the Platinum Note and accrued interest for 200.6031 shares of Series B Perpetual Preferred Stock (“Series B Stock”) and 1,205.016 shares of Series C Preferred Stock (“Series C Stock”) (see Note 9). The Company recognized a loss of approximately $1,820,000 from the extinguishment of this debt. During the year ended December 31, 2009, interest expense related to the 2009 Senior Secured Note, including amortization of discounts and deferred financing costs, was approximately $16,000.
2009 Promissory Demand Notes
     On October 6, 2009, the Company issued Promissory Demand Notes (collectively, the “2009 Notes”) in the aggregate amount of $125,000 to three payees. In connection with the loan evidenced by each 2009 Note, the Company was required to issue each payee 1,000 unregistered shares of common stock for every $10,000 of principal invested for each week such 2009 Note remains outstanding. Each 2009 Note was due and payable upon the earlier of (i) a demand of payment made any time after October 31, 2009 or (ii) the acceleration of obligations under the terms of the 2009 Note. A total of 37,500 shares with a fair value of approximately $54,000 were issued in October 2009 pursuant to the 2009 Notes which was included in interest expense. The 2009 Notes were paid in full on October 31, 2009.

(6) DERIVATIVE INSTRUMENTS
     Derivative financial instruments are recognized as a liability on the consolidated balance sheet and measured at fair value.
     At January 1 and December 31, 2009, the Company had outstanding warrants to purchase 4,432,828 and 7,356,502 shares of its common stock. Included in these outstanding warrants at December 31, 2009 are warrants to purchase 1,483,760 shares that are considered to be derivative instruments since the agreements contain “down round” provisions whereby the number of shares covered by the warrants is subject to change in the event of certain dilutive stock issuances. The fair value of these derivative instruments at December 31, 2009 was approximately $2,117,000 and is included in Derivative Warrant Liability, a current liability. Changes in fair value of the derivative financial instruments are recognized currently in the Statement of Operations as a Derivatives Loss. The changes in the fair value of the derivative warrant liability in the twelve months ended December 31, 2009, were approximately $4,050,000.
     The primary underlying risk exposure pertaining to the warrants is the change in fair value of the underlying common stock for each reporting period. Of the total warrants exercised in 2009, warrants to purchase 1,584,515 shares of common stock were exercised per a cashless exercise provision. For the year ended December 31, 2009, warrants with down round provisions to purchase 1,572,015 shares were exercised and certain antidilution rights were waived (see Note 11) which resulted in a reclassification to additional paid-in capital in the amount of approximately $3,268,000.
     In 2008, due to certain requirements to obtain and maintain an effective registration statement covering the shares of common stock underlying the Imperium warrants, the Company originally determined that the Imperium Warrants did not meet the requirements for classification as equity. As a result, the fair value of the Imperium Warrants was recorded as a derivative liability which resulted in the recognition of a derivative loss upon issuance in the amount of approximately $569,000 in March 2008. As of May 14, 2008, Imperium agreed to eliminate the Company’s obligation to maintain an effective registration statement covering the shares of common stock underlying the Imperium Warrants and, as a result, the Imperium Warrants were no longer required to be recorded as a derivative liability. The derivative liability was adjusted to fair value as of May 14, 2008, resulting in an additional derivative loss of approximately $18,000. The derivative loss for the year ended December 31, 2008 amounted to approximately $587,000. The Company reclassified approximately $920,000 to additional paid-in capital in the year ended December 31, 2008.
(7) FAIR VALUES OF ASSETS AND LIABILITIES
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

Volatility is estimated at historical stock prices. The risk-free interest rate is based on the yield of a U.S. Treasury security with a term consistent with the warrant. The underlying stock is valued based on the closing market price for the Common Stock.
Assets and Liabilities Measured at Fair Value on a Recurring Basis
     Assets and liabilities measured at fair value on a recurring basis are summarized below:

	December 31, 2009
	Level 1	Level 2	Level 3	Fair Value
Liabilities:
Derivative warrant liability	$ —	$2,116,696	$ —	$2,116,696

     The Company may also be required, from time to time, to measure certain other financial assets at fair value on a nonrecurring basis. These adjustments to fair value usually result from application of lower-of-cost-or-market accounting or write-downs of individual assets. There were no such adjustments in the year ended December 31, 2009.
(8) PREFERRED STOCK
     The Company is authorized to issue up to 40,000,000 shares (10,000,000 at December 31, 2008) of preferred stock with such rights, preferences and privileges as are fixed by the Board of Directors.
Series A Convertible Preferred Stock
     The Company has authorized 2,636,363 shares of Series A Convertible Preferred Stock, of which none and 1,570,194 shares were issued and outstanding as of December 31, 2009 and 2008, respectively.
Series A-1 Convertible Preferred Stock
     The Company has authorized 2,000,000 shares of Series A-1 Convertible Preferred Stock, of which none and 778,136 shares were issued and outstanding as of December 31, 2009 and 2008, respectively.
Series A-2 Convertible Preferred Stock
     The Company has authorized 4,400,000 shares of Series A-2 Convertible Preferred Stock, of which no shares were issued and outstanding as of either December 31, 2009 or 2008.
Series A Preferred Stock Exchange
     On June 29, 2009, the Company entered into an Exchange Agreement (the “Series A Exchange Agreement”) with all of the holders of the Series A Stock (collectively, the “Series A Holders”). The Series A Holders held an aggregate of 1,632,733 shares of the Series A Stock, including paid-in-kind dividends accrued through June 29, 2009, constituting all of the issued and outstanding Series A Stock. The Series A Stock was initially convertible into shares of Common Stock at the option of the holder at a price per share of $1.35, subject to adjustment for stock splits, combinations or similar events and subject to customary weighted average anti-dilution adjustments.
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

     The Company recorded a deemed dividend on the beneficial conversion equal to the incremental fair value resulting from the reduction in the conversion price, or approximately $2,012,000. This deemed dividend is included in the Consolidated Statement of Operations in arriving at Net Loss Applicable to Common Shareholders.
Series A-1 Preferred Stock Exchange
     On June 29, 2009, the Company entered into an Exchange Agreement (the “Series A-1 Exchange Agreement”) with all of the holders of the Series A-1 Convertible Preferred Stock (collectively, the “Series A-1 Holders”). The Series A-1 Holders held an aggregate of 809,121 shares of the Company’s Series A-1 Convertible Preferred Stock (“Series A-1 Stock”), including paid-in-kind dividends accrued through June 29, 2009, constituting all of the issued and outstanding Series A-1 Stock. The Series A-1 Stock was initially convertible into shares of Common Stock at the option of the holder at a price per share of $1.00, subject to adjustment for stock splits, combinations or similar events and subject to customary weighted average anti-dilution adjustments.
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
Series A-2 Preferred Stock Financing and Exchange
     On April 8, April 24, April 28 and May 31, 2009, the Company entered into an Amended and Restated Stock and Warrant Purchase Agreement dated as of April 2, 2009 (the “A-2 Purchase Agreement”) with certain strategic institutional and accredited investors (the “A-2 Investors”) in connection with the private placement (the “A-2 Financing”) of 1,200,000 shares of our Series A-2 Convertible Preferred Stock (the “Series A-2 Stock”) at a price of $0.50 per share together with warrants to purchase a number of shares of Common Stock equal to (i) thirty-five percent (35%), or (ii) for investments of $250,000 or more, fifty percent (50%), of the number of shares of Series A-2 Stock purchased by each A-2 Investor (the “A-2 Warrants”) in the A-2 Financing. The Company received gross proceeds of $700,000 from the A-2 Financing and used the net proceeds for working capital and general corporate purposes.
     Pursuant to the A-2 Purchase Agreement, the Company issued A-2 Warrants to the A-2 Investors to purchase up to 640,000 shares of Common Stock. The A-2 Warrants were immediately exercisable at a price per share of $0.75, subject to adjustment for stock splits, combinations or similar events, and will expire no later than February 28, 2014. The A-2 Warrants allow for cashless exercise. In addition, the Company has the option to redeem the A-2 Warrants, in whole but not in part, upon satisfaction of certain conditions, including (i) the availability of an effective registration statement or Rule 144 exemption for any resale by the holder, (ii) the shares of Common Stock trading at a price per share in excess of 200% of the then-applicable exercise price for ten (10) trading days out of a period of fifteen (15) consecutive trading days prior to the redemption, and (iii) an average daily trading volume during such fifteen (15) consecutive trading days of at least 50,000 shares of Common Stock. Finally, an exercise under the A-2 Warrants may not result in the holder beneficially owning more than 4.99% or 9.99%, as applicable, of all of the Common Stock outstanding at the time; provided, however, that a holder may waive the foregoing provision upon sixty-one (61) days’ advance written notice to us.
     Pursuant to the terms of the Certificate of Designation, Preference and Rights of Series A-2 Convertible Preferred Stock, each share of Series A-2 Stock is initially convertible into one share of Common Stock, subject to adjustment for stock splits, combinations or similar events and subject to anti-dilution provisions upon conversion. The Series A-2 Stock will pay a quarterly dividend, at an annual rate of 8%, which is payable in cash or in kind at the Company’s option. Each A-2 Investor may convert their Shares at any time following issuance of the A-2 Shares. The Series A-2 Stock is not redeemable. As of June 29, 2009 the Series A-2 Stock was exchanged for Common Stock (see below).

     On June 29, 2009, the Company entered into an Exchange Agreement (the “A-2 Exchange Agreement”) with all of the holders of the A-2 Investors. The A-2 Investors held an aggregate of 1,422,436 shares of the Series A-2 Stock, including paid-in-kind dividends accrued through June 29, 2009, constituting all of the issued and outstanding Series A-2 Stock.
     Under the terms of the A-2 Exchange Agreement, the Company issued and delivered to the A-2 Investors, in exchange for the cancellation of the Series A-2 Stock, 1,422,436 shares of Common Stock. The A-2 Exchange Agreement states that, if, as a result of this exchange transaction, any A-2 Investor or any of its affiliates, individually or in the aggregate, would beneficially own more than the Threshold Amount, the A-2 Investor would receive Common Stock rounded to the nearest whole share, up to the Threshold Amount, and the remaining Common Stock would be exchanged for Series C Stock convertible into the number of shares of Common Stock equal to the difference between the aggregate number of shares of Common Stock to be issued to the A-2 Investor and the actual number of shares of Common Stock issued. As a result of this provision, one A-2 Investor received 508.986 shares of Series C Stock instead of 508,986 shares of Common Stock. After giving effect to the A-2 Exchange Agreement, the Company does not have any shares of Series A-2 Stock issued and outstanding. The remaining A-2 Investors received 913,450 shares of Common Stock.
Series B Perpetual Preferred Stock and Warrant Financing
     The Company has authorized 40,000 shares of non-convertible Series B Stock, of which 141.2281 and zero shares were issued and outstanding as of December 31, 2009 and 2008, respectively. The Series B Stock was issued on June 30, 2009.
     On July 7, 2009, the Company entered into a Stock Purchase Agreement as of June 30, 2009 (the “Series B Agreement”) with Platinum in connection with the Company’s private placement (the “Series B Financing”) of 200.6031 shares (10,000 to 1 conversion) of Series B Stock, together with 1,205,016 shares of Common Stock, for an aggregate price of $2,006,031. The Company received payment of the purchase price in the form of the extinguishment of the Platinum Note (see Note 5) in the amount of $2,006,031, which amount included principal and interest accrued through June 30, 2009. As the Platinum Note was not originally convertible, the Company recognized a loss on the extinguishment of this debt of approximately $1,820,000 which represents the excess of the fair value of the Series B Stock and the Series C Stock over the carrying value of the Platinum Note.
     The Series B Agreement states that the Series B Financing may not result in a purchaser or any of its affiliates, individually or in the aggregate, beneficially owning more than the Threshold Amount; provided, however, that a purchaser may waive the foregoing provision upon sixty-one (61) days’ advance written notice to the Company. If the Series B Financing would result in a purchaser owning Common Stock in excess of the Threshold Amount, then the purchaser would receive Common Stock rounded to the nearest whole share, up to the Threshold Amount, and the remaining Common Stock would be exchanged for Series C Stock convertible into the number of shares of Common Stock equal to the difference between the aggregate number of shares of Common Stock to be issued to the purchaser and the actual number of shares of Common Stock issued. As a result of this provision, Platinum received 1,205.016 shares (1,000 to 1 conversion) of Series C Stock instead of 1,205,016 shares of Common Stock that it otherwise would have received pursuant to the Series B Agreement.
     Pursuant to the terms of the Company’s Certificate of Designation, Preference and Rights of Series B Perpetual Preferred Stock (the “Series B Certificate”), the Company, at its option, may redeem, in whole at any time or in part, the outstanding Series B Stock at a redemption price per share equal to the sum of the Face Amount ($10,000) and the accrued and unpaid dividends thereon through the redemption date. In addition, the Company shall be obligated to redeem the Series B Stock within two business days following the occurrence of any of the events set forth below:
1.	If the Company completes an equity or equity linked financing with gross proceeds of $8 million or greater, the Company shall redeem 100% of the outstanding Series B Stock, including all accrued and unpaid dividends thereon;

2.	If the Company completes an equity or equity linked financing with gross proceeds of $5 million or greater, the Company shall redeem an amount of Series B Stock equal to 50% of the original amount of outstanding Series B Stock issued pursuant to the Series B Agreement, including all accrued and unpaid dividends thereon;

3.	If the Company completes an equity or equity linked financing with gross proceeds of less than $5 million, the Company shall use 20% of the gross proceeds of such financing to redeem outstanding Series B Stock, including all accrued and unpaid dividends thereon, on a pro rata basis;

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
     In accordance with redemption requirements, during the year ended December 31, 2009, the Company redeemed 59.3750 shares of Series B Stock at a cost of $593,750 in connection with the financings dated November 13 and December 3, 2009. Of this amount, $450,000 was satisfied by offsetting proceeds owed in connection with the November Financing (see Note 9) and $143,750 was included in Accrued Expenses. Subsequent to December 31, 2009, Platinum waived the required redemption for the period January 19, 2010 through March 16, 2010 (see Note 14).
Series C Preferred Stock
     The Company has authorized 10,000 shares of Series C Stock, of which 4,918.100 and zero shares were issued and outstanding as of December 31, 2009 and 2008, respectively. The Series C Stock was created on June 30, 2009.
     Pursuant to the terms of the Certificate of Designation, Preference and Rights of Series C Preferred Stock (the “Series C Certificate”), each share of Series C Stock is initially convertible into one thousand shares of Common Stock, subject to adjustment for stock splits, combinations or similar events. Each holder who receives Series C Stock may convert its Series C Stock at any time following its issuance. The Company can not, without the prior approval of the holders of at least 67% of the shares of the outstanding Series C Stock, (i) amend or repeal the Series C Stock so as to adversely affect any right, preference, privilege or voting power of the Series C Stock; or (ii) make a distribution with respect to junior classes of stock except that the Company may make a distribution on Common Stock if it makes a distribution on the Series C Stock on an as-converted basis.
     In the event of any Liquidation Event (as defined in the Series C Certificate), the holders of Series C Stock will be entitled to receive (subject to the rights of any securities designated as senior to the Series C Stock) a per share liquidation preference equal to an amount calculated by taking the total amount available for distribution to holders of all the Company’s outstanding Common Stock before deduction of any preference payments for the Series C Stock, divided by the total of (x) all of the then outstanding shares of Common Stock, plus (y) all of the shares of Common Stock into which all of the outstanding shares of the Series C Stock can be converted, in each case prior to any distribution to the holders of Common Stock or any other securities designated as junior to the Series C Stock.
(9) COMMON STOCK
     The Company has authorized 100,000,000 and 60,000,000 shares of Common Stock, $0.01 par value per share, of which 27,045,792 and 19,095,838 shares were issued and outstanding as of December 31, 2009 and 2008, respectively.
2008 Private Placements of Common Stock
     During 2008, warrants to purchase 726,250 shares of our Common Stock were exercised voluntarily, providing gross proceeds of approximately $114,000. Total common shares of 705,873 were issued in connection with these exercises as certain warrants were exercised through a cashless exercise provision allowed in the holder’s warrant agreement.

     During 2008, the Company issued 138,750 shares of fully-vested, unregistered shares of Common Stock with a fair value of $247,500 to a consultant for investor relations services.
     As of December 31, 2008, the Company issued 318,905 shares of its Common Stock to Cato BioVentures in settlement of a payable in the amount of $140,318.
November 2009 Common Stock and Warrant Financing
     On November 13, 2009, the Company entered into a Common Stock and Warrant Purchase Agreement (the “November Agreement”) with certain strategic institutional and accredited investors in connection with the private placement (the “November Financing”) of shares of Common Stock at a price of $1.25 per share (the “November Shares”). Under the terms of the November Agreement, each investor shall receive warrants to purchase a number of shares of Common Stock with an exercise price of $2.00 per share equal to (i) seventy percent (70%) of the number of November Shares purchased by such investor or, (ii) for those investors who purchased November Shares for a purchase price of at least $750,000, one hundred percent (100%) of the number of November Shares purchased by such investor (the “November Warrants”). In addition, each investor who purchased November Shares for a purchase price of at least $1,000,000 shall receive November Warrants with an exercise price of $1.60 per share.
     The Company received proceeds of $3,211,320 in connection with the November Financing. The Company received payment of a portion of the proceeds in the form of the extinguishment of the Gemini Notes (together with additional notes issued as payment for accrued interest) in the approximate amount of $355,000, which amount included principal and interest accrued through November 13, 2009 (see Note 5). A portion of one investor’s purchase price was comprised of the investment of $450,000 of the funds payable to such investor by the Company for the redemption of a portion of the Series B Stock owned by such investor upon the closing of the November Financing. Of the total proceeds, the Company received approximately $2,461,000 for the issuance of 1,969,056 shares of Common Stock and $750,000 for 600 shares of Series C stock issued to an investor due to ownership limitations.
     Pursuant to the Purchase Agreement, the Company issued November Warrants to purchase an aggregate of 2,398,339 shares of Common Stock to the investors, of which 1,598,339 shares have an exercise price equal to $2.00 per share and 800,000 shares have an exercise price equal to $1.60 per share. The Company issued warrants to purchase 256,906 share at $0.50 per share to the placement agent and its assignees. The warrants are immediately exercisable and expire no later than November 13, 2014. The exercise price is subject to adjustment for stock splits, combinations or similar events. The November Warrants allow for cashless exercise. An exercise under the November Warrants may not result in the holder beneficially owning more than 4.99% or 9.99%, as applicable, of all of the Common Stock outstanding at the time; provided, however, that a holder may waive the foregoing provision upon sixty-one (61) days’ advance written notice to the Company.
December 2009 Common Stock and Warrant Financing
     On December 3, 2009, the Company closed on a financing pursuant to a Common Stock and Warrant Purchase Agreement dated as of November 20, 2009 (the “December Agreement”) with certain strategic institutional and accredited investors in connection with the private placement (the “December Financing”) of shares of Common Stock at a price of $1.25 per share (the “December Shares”). Under the terms of the December Agreement, each investor shall receive warrants to purchase a number of shares of Common Stock with an exercise price of $2.00 per share equal to (i) seventy percent (70%) of the number of December Shares purchased by such investor or, (ii) for those investors who purchased December Shares for a purchase price of at least $750,000, one hundred percent (100%) of the number of December Shares purchased by such investor (the “December Warrants”). In addition, the December Warrants issued to each investor who purchased December Shares for a purchase price of at least $1,000,000 have an exercise price of $1.60 per share.
     The Company received proceeds of $562,500 in connection with the December Financing.
     Pursuant to the December Agreement, the Company issued 450,000 shares of common stock, an aggregate of 315,000 December Warrants to the investors and 45,000 warrants to the placement agent and its assignees. The December Warrants are immediately exercisable and expire no later than December 3, 2014. The exercise price is subject to adjustment for stock splits, combinations or similar events. The December Warrants allow for cashless exercise. An exercise under the December Warrants may not result in the holder beneficially owning more than 4.99% or 9.99%, as applicable, of all of the Common Stock outstanding at the time; provided, however, that a holder may waive the foregoing provision upon sixty-one (61) days’ advance written notice to the Company.

Burnham Hill Partners Engagement Letters
     On February 11, 2008, the Company provided warrants to purchase 175,013 shares of Common Stock at an exercise price of $1.49 per share to Burnham Hill Partners, a division of Pali Capital, Inc. (“BHP”), for a financing fee in connection with the Senior Convertible Note financing. The fair value of these services has been determined to be approximately $186,000 and has been recorded as a deferred financing cost with amortization over a three year period.
     On October 14, 2008, the Company entered into an engagement letter with BHP pursuant to which BHP provided placement agent services to the Company in connection with the A-1 Financing (see Note 8). The Company agreed to pay to BHP for its services as follows: (a) a cash fee equal to 8% of the gross proceeds of the A-1 Financing; and (b) warrants to acquire a number of shares of Common Stock of the Company equal to 10% of the number of as-converted Shares issued to investors in the A-1 Financing at a per share exercise price of $1.10. These costs, including the fair value of the warrants, will be recorded as stock issuance costs and net against the proceeds from the A-1 Financing. As a result of the A-1 Financing, the Company paid BHP $61,333 and provided warrants to purchase 26,833 shares of Common Stock with an exercise price of $1.10 per share. The fair value of these warrant shares was determined to be approximately $15,000 as of February 11, 2008 which was recorded as both a debit and credit to additional paid-in capital as a stock issuance cost.
     On June 30, 2009, the Company entered into an engagement letter with Burnham Hill Partners LLC (“BHP LLC”) pursuant to which BHP LLC provided placement agent services to the Company in connection with the Series B Financing (see Note 8). The Company agreed to pay BHP LLC a cash fee of $200,000 (the “Series B Fee”) which was due and payable upon the earlier of (i) the Company having a net cash balance in excess of $2,000,000 or (ii) October 1, 2009; and (b) warrants to acquire 400,000 shares of Common Stock, with a term of five years, an exercise price per share equal to 105% of the closing bid price of Common Stock on June 30, 2009. On September 30, 2009, the Company and BHP LLC entered into a letter agreement (the “Letter”) extending the due date of the Series B Fee. The Letter provides that the Fee is due and payable by the Company upon the earlier of (i) the Company having a net cash balance in excess of $2,000,000 or (ii) March 31, 2010. On March 16, 2010, BHP LLC agreed that the Company does not owe BHP any fees that may have been payable pursuant to any and all previous agreements between BHP and the Company. As a result of the Series B Financing, the Company issued to BHP LLC and/or its designees and assignees warrants to purchase 400,000 shares of Common Stock at an exercise price of $1.59. The fair value of these warrant shares was determined to be approximately $557,000 as of June 30, 2009 which was recorded as both a debit and credit to additional paid-in capital as a stock issuance cost.
     On October 13, 2009, the Company entered into an engagement letter with BHP LLC pursuant to which BHP LLC provided placement agent services to the Company in connection with the November Financing. BHP LLC received a cash placement fee of $168,438 and the Company issued to BHP LLC and/or its designees and assignees warrants to purchase 256,906 shares of Common Stock at an exercise price of $1.50. The fair value of these warrant shares was determined to be approximately $263,000 as of November 13, 2009 which was recorded as both a debit and credit to additional paid-in capital as a stock issuance cost.
Boenning & Scattergood Engagement Letter
     On October 13, 2009, the Company entered into an engagement letter with Boenning & Scattergood, Inc. (“Boenning”) pursuant to which Boenning provided placement agent services to the Company in connection with the December Financing. The Company agreed to pay Boenning for its services as follows: (a) a cash fee equal to seven percent (7%) of the gross cash proceeds received by the Company in connection with the December Financing; and (b) warrants to acquire a number of shares of Common Stock equal to 10% of the number of December Shares issued to the investors at a per share exercise price equal to the greater of (i) 110% of the purchase price of the December Shares issued or (ii) the closing price of the Common Stock on the closing date. As a result of the December Financing, Boenning received a cash placement fee of $39,375 and the Company issued to Boenning and/or its designees and assignees warrants to purchase 45,000 shares of Common Stock at an exercise price of $1.38. The fair value of these warrant shares was determined to be approximately $49,950 as of December 3, 2009 which was recorded as both a debit and credit to additional paid-in capital as a stock issuance cost.
2009 Exercise of Common Stock Warrants
     During 2009, warrants to purchase 1,584,515 shares of our Common Stock were voluntarily exercised per a cashless process, providing no proceeds. Total common shares of 1,211,704 were issued in connection with these exercises through a cashless exercise provision allowed in each holder’s warrant agreement.

Cancellation of Grant of Restricted Stock
     On August 4, 2009, the Company cancelled 5,000 restricted shares of Common Stock that had been granted to a former employee of the Company pursuant to a Restricted Stock Agreement under the Company’s 2008 Plan.
Common Stock Reserves
     As of December 31, 2009, the Company had the following reserves established for the future issuance of Common Stock as follows:

Reserve for exercise of warrants	7,356,502
Reserve for the issuance of restricted stock grants	2,218,250
Reserve for the issuance of stock options outside of a qualified plan	1,650,000
Reserve for the exercise of stock options	4,518,138

Total Reserves	15,742,890

(10) STOCK OPTION PLANS
     In 1997, the Company adopted its 1997 Long-Term Incentive and Stock Option Plan (the “1997 Plan”). Pursuant to the 1997 Plan, the Company’s Board of Directors (or committees and/or executive officers delegated by the Board of Directors) may grant incentive and nonqualified stock options to the Company’s employees, officers, directors, consultants and advisors. As of December 31, 2009, there were options to purchase an aggregate of 25,000 shares of Common Stock outstanding under the 1997 Plan and no shares available for future grants under the 1997 Plan.
     In connection with the Company’s strategic merger with ChoiceTel in 2002, the Company assumed all outstanding options under the 1999 Sontra Medical, Inc. Stock Option and Incentive Plan (the “1999 Plan”). The Company may not grant any additional options under the 1999 Plan. The Company assumed options to purchase an aggregate of 86,567 shares of Common Stock under the 1999 Plan. As of December 31, 2009, there were options to purchase an aggregate of 5,780 shares of Common Stock outstanding under the 1999 Plan and none available for future grants.
     In March 2003, the Company’s shareholders approved its 2003 Stock Option and Incentive Plan (the “2003 Plan”). Pursuant to the 2003 Plan, the Company’s Board of Directors (or committees and/or executive officers delegated by the Board of Directors) may grant incentive and nonqualified stock options, restricted stock and other stock-based awards to the Company’s employees, officers, directors, consultants and advisors. As of December 31, 2009, the maximum aggregate number of shares that may be authorized for issuance under the 2003 Plan for all periods is 1,600,000. As of December 31, 2009, there were restricted shares of Common Stock and options to purchase an aggregate of 943,750 shares of Common Stock outstanding under the 2003 Plan and 643,250 shares available for future grants under the 2003 Plan.
     On May 20, 2008, the Company’s shareholders approved the Echo Therapeutics, Inc. 2008 Equity Compensation Plan (the “2008 Plan”). The 2008 Plan provides for grants of incentive stock options to employees and nonqualified stock options and restricted Common Stock to employees, consultants and non-employee directors of the Company. On July 8, 2009, the shareholders of the Company voted in favor of the Board of Directors’ recommendation to increase the number of shares authorized for issuance under the 2008 Plan from 1,700,000 shares to 2,700,000 shares. The 2008 Plan was amended effective as of May 1, 2009 to reflect such increase in authorized shares. As of December 31, 2009, the number of shares authorized for issuance under the 2008 Plan was 2,700,000 shares. As of December 31, 2009, there were restricted shares of Common Stock and options to purchase an aggregate of 300,000 shares of Common Stock outstanding under the 2008 Plan and 2,400,000 shares available for future grants under the 2008 Plan.
Share-Based Compensation
     For options and restricted Common Stock issued and outstanding during the year ended December 31, 2009 and 2008, the Company recorded additional paid-in capital and non-cash compensation expense of $1,298,789 and $1,824,807, respectively, each net of estimated forfeitures
     The fair value of each option award is estimated on the date of grant using the Black-Scholes option pricing model that uses the assumptions noted in the following table. Expected volatilities are based on historical volatility of the Common Stock using historical periods consistent with the expected term of the options. The Company uses historical data, as well as subsequent events occurring prior to the issuance of the consolidated financial statements, to estimate option exercise and employee termination within the valuation model. The expected term of options granted under the Company’s stock plans, all of which qualify as “plain vanilla,” is based on the average of the contractual term (generally 10 years) and the vesting period (generally 36 — 42 months) as permitted under SEC Staff Accounting Bulletin Nos. 107 and 110. The risk-free rate is based on the yield of a U.S. Treasury security with a term consistent with the option. Restricted stock grants are valued based on the closing market price for the Common Stock on the grant date.
     The assumptions used principally for options granted to employees in the years ended December 31, 2009 and 2008 were as follows:

	2009	2008
Risk-free interest rate	2.43% - 2.78%	2.25% - 4.11%
Expected dividend yield	—	—
Expected term (employee grants)	6 years	6 - 6.75 years
Forfeiture rate (excluding fully vested options)	12.54%	11% - 33%
Expected volatility	150% - 151%	151% - 156%
     A summary of option activity under the Company’s stock plans and options granted to officers of the Company outside any plan as of December 31, 2009 and changes during the year then ended is presented below:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
Options	Shares	Price	Term	Value
Outstanding at January 1, 2008	3,944,530	$1.87
Granted	345,000	$0.44
Exercised	—	$—
Forfeited or expired	(1,365,000)	$2.22

Outstanding at December 31, 2009	2,924,530	$0.90	7.91 years	$3,039,650

Exercisable at December 31, 2009	2,609,868	$0.95	7.82 years	$2,664,559

     The weighted-average grant-date fair value of options granted during the year ended December 31, 2009 was $0.44 per share. The weighted average remaining life of these options was 7.91 years. Share-based compensation expense recognized in the year ended December 31, 2009 was $62,000 for options granted during the year ended December 31, 2009. Total share-based compensation expense recognized for the year ended December 31, 2009 was approximately $1,299,000. As of December 31, 2009, there was approximately $106,000 of total unrecognized compensation expense related to non-vested share-based option compensation arrangements. The unrecognized compensation expense is estimated to vest over a two year period.
     As of December 31, 2009, the Company had outstanding restricted stock grants (including 436,250 shares issued under the 2003 Plan) amounting to 2,283,094 shares at a weighted-average grant-date fair value of $1.19 per share. Of the outstanding restricted stock grants, 2,192,000 shares have not been registered. A summary of the status of the Company’s nonvested restricted stock grants as of December 31, 2009, and changes during the year ended December 31, 2009, is presented below:

		Weighted-
		Average
		Grant-Date
Nonvested Shares	Shares	Fair Value
Nonvested at January 1, 2009	3,750	$1.77
Granted	1,992,125	$1.08
Vested	(274,250)	$0.74
Forfeited	(6,875)	$0.77

Nonvested at December 31, 2009	1,714,750	$1.13

Vested at December 31, 2009	568,344	$1.39

     Share-based compensation recognized in the year ended December 31, 2009 related to restricted stock grants was approximately $255,000.
     As of December 31, 2009, there was approximately $2,349,000 of total unrecognized compensation expense related to nonvested share-based restricted stock arrangements granted under the Company’s stock plans. As of December 31, 2009, the Company cannot estimate the timing of completion of performance vesting requirements required by these restricted stock grant arrangements.

Grant of Restricted Stock and Re-pricing of Certain Nonqualified Stock Options
     On February 20, 2009, the Compensation Committee of the Board of Directors of the Company approved a reduction of the exercise price of options for certain officers of the Company to purchase an aggregate of 1,300,000 shares of Common Stock to $0.55 per share. Prior to the repricing, the exercise price of such options was $1.39 per share. The Company also repriced options held by certain employees and consultants for the purchase of 550,000 shares of Common Stock with original exercise prices of between $0.61 and $2.25 to an exercise price of $0.40. All other terms of the options remained the same. In addition, the Compensation Committee also approved the cancellation of stock options for certain officers of the Company to purchase 1,250,000 shares of Common Stock that were granted on September 14, 2007 at an exercise price per share equal to $2.39. The excess of the fair value of the modified options over the fair value of the original options immediately prior to modification, or approximately $35,000, will be charged to expense over the remaining vesting period of the options.
     During 2009, the Company granted an aggregate of 1,569,750 restricted shares of the Company’s Common Stock with a fair value of approximately $1,750,000 to certain employees, officers and directors of the Company pursuant to Restricted Stock Agreements under the 2003 Plan (225,000 shares) and the 2008 Plan (1,344,750 shares) (the “Restricted Share Grants”). Subject to the terms and conditions of the Restricted Stock Agreements, the restricted shares will vest upon the first to occur of (i) FDA approval of Symphony; or (ii) the sale of all or substantially all of the assets of the Company or all or substantially all of the outstanding capital stock of the Company in exchange for Liquid Proceeds. For the purposes of the Restricted Share Grants, “Liquid Proceeds” means (a) cash; (b) securities which can be sold immediately on NYSE or NASDAQ; (c) securities which are or will be registered such that they can be sold upon on NYSE or NASDAQ upon termination of a lock-up period not to exceed one hundred eighty (180) days; or (d) or a combination of cash and the foregoing securities. The Restricted Share Grants were effected under Section 4(2) of the Securities Act.
     Compensation expense related to the Restricted Share Grants will be recognized when the Company concludes that achievement of the performance vesting conditions is probable. Through December 31, 2009, the Company has not concluded that achievement of the performance conditions related to the Restricted Share Grants was probable.
     During 2009, the Company issued 125,000 shares of its unregistered common stock with the fair value of approximately $189,100, to vendors in consideration for investor relations and other services. The issuance of the shares outside any stock option plan was made in a transaction not involving any public offering pursuant to an exemption from registration under Section 4(2) of the Securities Act.
     During October 2009, the Company issued 37,500 shares of its unregistered common stock with the fair value of approximately $54,000, to three lenders for interest on the 2009 Promissory Demand Notes (see Note 5). The fair value was recorded as a non-cash interest expense in the consolidated financial statements. The issuance of the shares outside any stock option plan was made in a transaction not involving any public offering pursuant to an exemption from registration under Section 4(2) of the Securities Act.
     On December 4, 2009, the Company issued 200,000 shares of its unregistered common stock with a fair value of approximately $250,000 to a vendor in consideration for investor relations services. Under the terms of the agreement, only 50,000 shares vested as of December 31, 2009 with a fair value of approximately $63,000. The issuance of the shares outside any stock option plan was made in a transaction not involving any public offering pursuant to an exemption from registration under Section 4(2) of the Securities Act.
     On December 11, 2009, the Company issued 64,844 shares of its unregistered common stock with a fair value of approximately $83,000 to a member of the Company’s Board of Director in consideration for past services to the Company. Under the terms of the agreement, the shares vest when the Company concludes that achievement of the performance vesting conditions is probable. The issuance of the shares outside of any stock option plan was made in a transaction not involving any public offering pursuant to an exemption from registration under Section 4(2) of the Securities Act.
Repricing of Certain Nonqualified Stock Options
     On June 3, 2009, the Compensation Committee of the Board of Directors of the Company approved a reduction of the exercise price of options for a certain consultant of the Company to purchase 25,000 shares of Common Stock to $0.80 per share. Prior to the repricing, the exercise price of such options was $1.95 per share. All other terms of the options remained the same. The incremental fair value resulting from the repricing was immaterial.

(11) WARRANTS
          The Company determines the fair value of warrants issued using the Black-Scholes option pricing model. The assumptions used in connection with the Black-Scholes option pricing model for Common Stock warrants granted to BHP during the years ended December 31, 2009 and 2008 were as follows:

	2009	2008
Risk-free interest rate	2.87% - 3.80%	3.34%
Expected dividend yield	—	—
Expected term (contractual term)	3 - 5 years	5 years
Forfeiture rate	0%	0%
Expected volatility	150% - 153%	155%
          Expected volatilities are based on historical volatility of the Common Stock using historical periods consistent with the expected term of the warrant. The risk-free rate is based on the yield of a U.S. Treasury security with a term consistent with the warrant.
          The warrants issued in the years ended December 31, 2009 and 2008 generally have a term of five (5) years, a non-redeemable feature and a cashless exercise provision. Certain warrants have a standard weighted average anti-dilution protection and piggy back registration rights.
          At December 31, 2009, the Company had the following outstanding warrants:

	Number of
	Shares	Exercise
	Exercisable	Price	Date of Expiration
Granted to investor in former subsidiary	15,000	$0.50	2/23/2010
Granted to investors and placement agent in private placement.	476,830	$5.80	3/16/2016
Granted to investors and placement agent in private placement.	419,250	$1.32	6/15-7/16/2012
Granted to investors and placement agent in private placement.	180,000	$0.75	6/15/2012
Granted to financial investment advisor	6,000	$1.46	7/25/2012
Granted to financial advisor in connection with an acquisition	80,750	$1.90	9/14/2012
Granted to financial investment advisor	39,978	$1.36	2/11/2013
Granted to investors in private placement	733,412	$0.50	2/11/2013
Granted to investors in private placement	767,792	$1.62	3/24/2013
Granted to investors in private placement of preferred stock	121,663	$0.75	9/30/2013
Granted to investors in private placement of preferred stock	32,249	$1.00	9/30/2013
Granted to investors in private placement of preferred stock	198,333	$1.50	10/28/2013
Granted to investors in private placement of preferred stock	70,000	$0.75	10/31/2013
Granted to investors in private placement of preferred stock	640,000	$0.75	2/28/2014
Granted to vendor	50,000	$0.70	3/2/2012
Granted to vendor	60,000	$0.60	3/15/2014
Granted to investors in private placement	400,000	$1.59	6/30/2014
Granted to investors in private placement	1,598,339	$2.00	11/13/2014
Granted to investors in private placement	800,000	$1.60	11/13/2014
Granted to placement agent in private placement	256,906	$1.50	11/13/2014
Granted to vendor	50,000	$2.00	12/1/2012
Granted to investors in private placement	315,000	$2.00	12/3/2014
Granted to placement agent in private placement	45,000	$1.38	12/3/2014

Total	7,356,502

Weighted average exercise price		$1.71

Weighted average duration in years			3.87 years

          A summary of warrant activity in the year ended December 31, 2009 is as follows:

		Weighted-
		Average
		Exercise
Warrants	Shares	Price
Outstanding at January 1, 2009	4,432,828	$2.57
Granted	4,804,704	$1.54
Exercised	(1,584,515)	$0.43
Forfeited or expired	(296,515)	$10.48

Outstanding at December 31, 2009	7,356,502	$1.71

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
     On February 19, 2009, BHP and the Company amended the Advisory Agreement, effective as of January 30, 2009, to reflect their original intention to amend warrants held by BHP and/or its registered employees and affiliates of BHP and/or its registered employees on January 30, 2009. As a result, a total of 560,118 shares were repriced to $0.55 per share on January 30, 2009. The closing price of the Company’s stock on January 30, 2009 was $0.30. The excess of the fair value of the modified warrants over the fair value of the original warrants immediately prior to modification, or approximately $14,000 was charged to expense as of the date of the modification.
     Issuances of Warrants to Service Providers
     On March 2, 2009, the Company issued warrants to purchase 50,000 shares of Common Stock at an exercise price of $0.70 per share to a vendor for engineering services. The warrants have a three year term. The fair value of the services has been determined to be approximately $13,400 and was charged to expense.
     On March 15, 2009, the Company issued warrants to purchase 60,000 shares of Common Stock at an exercise price of $0.60 per share in consideration for the interest-free deferral of amounts currently owed, and amounts to be invoiced, for consulting services. The warrants have a five year term. The warrants vest at 20,000 shares immediately and an additional 10,000 shares vest on each of October 1, 2009, January 1, 2010, April 1, 2010 and July 1, 2010 unless the Company pays all outstanding invoices due to the service provider in full prior to any such vesting date. Approximately $57,000 was charged to expense in the year ended December 31, 2009.
     Re-pricing of Warrants to Investor
     On April 6, 2009, the Company executed a letter agreement pursuant to which it agreed to change the exercise price of all outstanding warrants for the purchase of 950,085 shares of Common Stock with exercise prices between $1.50 and $1.00 to $0.75 for an investor and its subsidiaries. The closing price of the Company’s stock on April 6, 2009 was $0.45. The excess of the fair value of the modified warrants over the fair value of the original warrants immediately prior to modification, or approximately $11,500 was charged to stock compensation expense during the year ended December 31, 2009.
     Waiver of Anti-Dilution Provisions
     As of December 31, 2009, certain holders of warrants to purchase an aggregate of 758,422 shares of the Common Stock at exercise prices ranging from $.50 to $0.75 per share waived the anti-dilution provisions set forth in such warrants (see Note 6).
(12) INCOME TAXES
     No provision or benefit for federal or state income taxes has been recorded, as the Company has incurred a net loss for all periods presented, and has provided a valuation allowance against its deferred tax assets.
     At December 31, 2009, the Company had federal net operating loss carryforwards of approximately $46,000,000, which will expire in varying amounts beginning in 2018. The Company also had research and development tax credit carryforwards of approximately $1,378,000 which will begin to expire in 2018 unless previously utilized. The United States Tax Reform Act of 1986 contains provisions that may limit the Company’s net operating loss carryforwards available to be used in any given year in the event of significant changes in the ownership interests of significant stockholders, as defined.

     Significant components of the Company’s net deferred tax asset are as follows:

	December 31,
	2009	2008
Deferred Tax Assets/(Liabilities)
Net operating loss carryforwards	$17,001,000	$16,842,000
Research credit carryforward	1,378,000	827,000
Acquired intangible assets, net	(3,814,000)	(3,785,000)
Other temporary differences	117,000	132,000

Total deferred tax assets, net	14,682,000	14,016,000
Valuation allowance	(14,682,000)	(14,016,000)

Net deferred tax asset	$—	$—

     The Company has maintained a full valuation allowance against its deferred tax items in both 2009 and 2008. A valuation allowance is required to be recorded when it is more likely than not that some portion or all of the net deferred tax assets will not be realized. Since the Company cannot be assured of realizing the net deferred tax asset, a full valuation allowance has been provided.
     The Company has no unrecognized tax benefits at December 31, 2009 that would affect its effective tax rate. The Company does not anticipate a significant change in the amount of unrecognized tax benefits over the next twelve months. Since the Company is in a loss carryforward position, the Company is generally subject to US federal and state income tax examinations by tax authorities for all years for which a loss carryforward is available.
     Income taxes computed using the federal statutory income tax rate differs from the Company’s effective tax rate primarily due to the following:

	Years Ended December 31,
	2009	2008
Income taxes (benefit) at statutory rate	35.0%	35.0%
State income tax, net of federal benefit	0.9%	2.4%
Permanent Differences
Derivative loss	(13.1)%	(1.9)%
Loss on extinguishment of debt	(6.4)%	(6.8)%
Stock compensation expense	(4.3)%	(5.2)%
Other	(2.6)%	(3.5)%
R&D credits	1.1%	(0.5)%
Change in valuation allowance	(10.6)%	(20.5)%

	0.0%	0.0%

(13) LICENSING AND OTHER REVENUE AND RELATED ACCOUNTS RECEIVABLE
     Ferndale License of Prelude™ SkinPrep System — On May 27, 2009, the Company entered into a License Agreement with Ferndale Pharma Group, Inc. (“Ferndale”) pursuant to which the Company granted Ferndale a license in North America and the United Kingdom to develop, assemble, use, market, sell and export Prelude for skin preparation prior to the application of a topical analgesic or anesthetic cream for local dermal anesthesia or analgesia prior to a needle insertion or IV procedure (the “Ferndale License”). The Ferndale License has a minimum term of 10 years from the date of the first commercial sale of Prelude product components in North America or the United Kingdom.
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
     The Company recognizes the upfront, nonrefundable payments as revenue on a straight-line basis over the contractual or estimated performance period. Accordingly, the Company determined that approximately $404,000 of the non-refundable license revenue was recognizable in the year ended December 31, 2009. Approximately $346,000 is recognizable over the next 12 months and is shown as current deferred revenue. There was no licensing revenue or deferred revenue in the year ended December 31, 2008.
     Other Revenue — The Company has retained contract engineering services in connection with product development pursuant to the Ferndale License and the Company is reimbursed by Ferndale for the cost of product development engineering services. Other

Revenue of approximately $795,000 relates to product development costs incurred during the year ended December 31, 2009 and received from Ferndale in October 2009. The expenses billed to the Company are included in Research and Development expenses on the Statements of Operations. There was no markup on these expenses. There was no Other Revenue in the year ended December 31, 2008.
     Handok License of Symphony™ tCGM System — On June 15, 2009, the Company entered into a License Agreement with Handok Pharmaceuticals Co., Ltd. (“Handok”) pursuant to which the Company granted Handok a license to develop, use, market, sell and import Symphony for continuous glucose monitoring for use by medical facilities and/or individual consumers in South Korea (the “Handok License”). The Handok License has a minimum term of 10 years from the date of the first commercial sale of Symphony in South Korea.
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
     The Company recognizes the upfront, nonrefundable payments as revenue on a straight-line basis over the contractual or estimated performance period. Accordingly, the Company determined that approximately $133,000 of the non-refundable license revenue was recognizable in the year ended December 31, 2009. Approximately $245,000 is recognizable over the next 12 months and is shown as current deferred revenue. The approximately $122,000 that remains is recognizable as revenue beyond the 12 month period and is classified as non-current. There was no licensing revenue or deferred revenue in the year ended December 31, 2008.
(14) SUBSEQUENT EVENTS
     In January 2010, the Company issued 275,000 shares of its common stock with a fair value of approximately $483,500 to three vendors in consideration for various consulting services. The fair value of these common shares will be charged to selling, general and administrative expenses. A total of 165,000 and 110,000 shares were issued under the 2003 Plan and 2008 Plan, respectively.
     On January 21, 2010, the Company issued 60,000 shares of its common stock with a fair value of approximately $113,000 as a charitable contribution which will be charged to selling, general and administrative expense. The shares were issued in a transaction not involving any public offering pursuant to an exemption from registration under Section 4(2) of the Securities Act.
     On February 22, 2010, an investor exercised a warrant to purchase 15,000 shares per a cashless exercise process. A total of 10,714 shares were issued.
     February 2010 Common Stock and Warrant February Financing
     On February 4, 2010 the Company entered into a Common Stock and Warrant Purchase Agreement (the “February Agreement”) with certain strategic institutional and accredited investors in connection with the Company’s private placement (the “February Financing”) of shares of its Common Stock, at a price of $1.50 per share (the “February Shares”). Under the terms of the February Agreement, each investor shall receive warrants to purchase a number of shares of Common Stock with an exercise price of $2.25 per share equal to fifty percent (50%) of the number of February Shares purchased by such investor (the “February Warrants”).
     To date, the Company received proceeds of approximately $2,455,000 in connection with the February Financing and the February Financing is still ongoing.
     Pursuant to the February Agreement, the Company issued an aggregate of 818,362 February Warrants to the investors with a fair value of approximately $943,000. The February Warrants are immediately exercisable and expire no later than five (5) years from the date of issuance. The exercise price is subject to adjustment for stock splits, combinations or similar events. The February Warrants allow for cashless exercise. An exercise under the February Warrants may not result in the holder beneficially owning more than 4.99% or 9.99%, as applicable, of all of the Common Stock outstanding at the time; provided, however, that a holder may waive the foregoing provision upon sixty-one (61) days’ advance written notice to the Company.
     The offer, sale and issuance to the investors of the February Shares, February Warrants, and shares of Common Stock issuable upon the exercise of the February Warrants have been made in reliance on the statutory exemption from registration in Section 4(2) of the Securities Act, have not been and will not be registered under the Securities Act, and unless so registered, may not be offered or sold in the United States, except pursuant to an applicable exemption from the registration requirements of the Securities Act, and applicable state securities laws. The Company is not required to register for resale under the Securities Act (i) the February Shares issued to the investors, (ii) the February Warrants or (iii) the Common Stock issuable upon the exercise of the February Warrants.
     Placement Agent Agreements
     In connection with the February Financing, the Company retained Boenning and BHP LLC as its placement agents (each, a “Placement Agent”). The Company agreed to pay each Placement Agent for its services as follows: (a) a cash fee equal to seven percent (7%) of the gross cash proceeds received by the Company in connection with the February Financing from investors the Placement Agent directly introduced to the February Financing; and (b) warrants to acquire a number of shares of Common Stock equal to 10% of the number of February Shares issued to the investors directly introduced to the February Financing by the Placement Agent at a per share exercise price equal to $2.25 and with such other terms and conditions as are equal or substantially similar to those included in the February Warrants. The Company also agreed to pay reasonable out of pocket expenses of each Placement Agent incurred in connection with the February Financing in an amount not to exceed $5,000 per Placement Agent.
     Series B Redemption Agreements
     On January 19, 2010, the Company entered into a letter agreement with the sole holder of Series B Stock (the “Series B Holder”) regarding the payment to the Series B Holder of $143,750 (the “Redemption Amount”) for the redemption of 14.375 shares of Series B Stock in connection with the November Financing and December Financing. The Series B Holder waived payment of the Redemption Amount until the Company has a net cash balance in excess of $3,000,000. In consideration for the deferral, the Company agreed that, upon the closing of its next equity offering with gross proceeds of less than $5,000,000, it would use 25% of the gross proceeds to redeem Series B Stock (the “25% Redemption”).
     On March 16, 2010, the Company entered into an additional agreement with the Series B Holder pursuant to which the Series B Holder waived both the 25% Redemption identified in the January 19, 2010 letter and the redemption required by the Series B Certificate with respect to amounts received in the February Financing through March 16, 2010. Accordingly, a redemption in the amount of approximately $614,000 was waived by the Series B Holder in connection with the February Financing.
     Other Agreements
     On March 16, 2010, BHP LLC agreed that the Company does not owe BHP LLC any fees pursuant to any and all previous agreements between BHP LLC and the Company. Accordingly, the Series B Fee was waived and the Company intends to record Other Income for the forgiveness of debt in the amount of $200,000 in March 2010.
     On March 3, 2010 the Company entered into a Financial Advisory Agreement pursuant to which the Company shall issue warrants to purchase 20,000 shares of the Common Stock of the Company at a price of $2.00 per share with a fair value of approximately $27,000.
     On March 3, 2010, the Company entered into an Investor Relations Service Agreement pursuant to which it granted a consultant stock options under the 2008 Plan to purchase one hundred thousand (100,000) shares of Common Stock at an exercise price of $1.70 per share. The fair value of these stock options is approximately $138,000 as of March 3, 2010.
     On March 5, 2010, the Company entered into an agreement for placement agent services. In the event that an investor makes an investment in the Company, the consultant will receive 5% fee on the total investment amount and warrants to purchase common shares of the Company equal to 7% of the number of shares issued to the investor. The warrants would be exercisable over a period of 5 years at a price equal to the price per share of the warrants issued to the investor.
     On March 12, 2010, the Company issued warrants to purchase 100,000 shares of its Common Stock with a fair value of approximately $126,000 to an individual for continued investor introduction services to the Company. The warrants are immediately exercisable and expire no later than three (3) years from the date of issuance with an exercise price of $1.50 per share. The fair value of these warrants issued will be charged to selling, general and administrative expenses.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
     None.
ITEM 9A(T). CONTROLS AND PROCEDURES.
     We have carried out an evaluation, under the supervision and the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2009. Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of the end of that period, our disclosure controls and procedures are effective in providing reasonable assurance that (a) the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (b) such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
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
Management’s Annual Report on Internal Control over Financial Reporting
     Our management is responsible for establishing and maintaining adequate internal control over financial reporting for the company. Internal control over financial reporting is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act as a process designed by, or under the supervision of, a company’s principal executive and principal financial officers and effected by a company’s board of directors, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that:
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
     Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2009. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework.
     Following our assessment, management has concluded that, as of December 31, 2009, our internal control over financial reporting is effective based on those criteria.
     This annual report does not include an attestation report of the company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the company’s registered public accounting firm pursuant to temporary rules of the SEC that permit the company to provide only management’s report in this annual report.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE.
     Incorporated by reference to the portions of our Definitive Proxy Statement entitled “Election of Directors,” “Directors and Executive Officers,” “The Board of Directors and its Committees,” “Audit Committee Financial Expert” and “Section 16(a) Beneficial Ownership Reporting Compliance.”
     We have adopted a Code of Business Conduct and Ethics that applies to all of our directors, officers and employees, including our principal executive officer and principal financial officer. A copy of our Code of Business Conduct and Ethics is posted on our website at www.echotx.com.
ITEM 11. EXECUTIVE COMPENSATION.
     Incorporated by reference to the portions of our Definitive Proxy Statement entitled “Executive Compensation,” “Outstanding Equity Awards at Fiscal Year-End”, “Compensation Committee Interlocks and Insider Participation”, “Compensation Committee Report”, and “Director Compensation.”
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
     Incorporated by reference to the portion of our Definitive Proxy Statement entitled “Securities Ownership of Certain Beneficial Owners and Management,” “Executive Compensation,” and Equity Compensation Plans.”
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

Date: March 31, 2010
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 31, 2010.

By:	/s/ Patrick T. Mooney		By:	/s/ Shawn K. Singh
	Name:	Patrick T. Mooney, M.D.		Name:	Shawn K. Singh, J.D.
	Title:	Chief Executive Officer and Chairman of the Board (Principal Executive Officer)		Title:	President and Director

By:	/s/ Walter W. Witoshkin		By:	/s/ Vincent D. Enright
	Name:	Walter W. Witoshkin		Name:	Vincent D. Enright
	Title:	Director		Title:	Director

By:	/s/ Harry G. Mitchell
	Name:	Harry G. Mitchell
	Title:	Chief Operating Officer, Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit
Number	Description of Document
3.1	Certificate of Incorporation of the Registrant is incorporated herein by reference to Exhibit 3.1 of the Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2009.

3.2	Certificate of Designation, Rights and Preferences of Series A Convertible Preferred Stock is incorporated herein by reference to Exhibit 99.1 of the Registrant’s Current Report on Form 8-K dated September 30, 2008.

3.3	Certificate of Designation, Rights and Preferences of Series A-1 Convertible Preferred Stock is incorporated herein by reference to Exhibit 99.1 of the Registrant’s Current Report on Form 8-K dated October 28, 2008.

3.4	Certificate of Designation, Rights and Preferences of Series A-2 Convertible Preferred Stock is incorporated herein by reference to Exhibit 99.1 of the Registrant’s Current Report on Form 8-K dated April 8, 2009.

3.5	Certificate of Designation, Rights and Preferences of Series B Preferred Stock is incorporated herein by reference to Exhibit 99.1 of the Registrant’s Current Report on Form 8-K dated July 7, 2009.

3.6	Certificate of Designation, Rights and Preferences of Series C Preferred Stock is incorporated herein by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K dated June 29, 2009.

3.7	Bylaws of the Registrant is incorporated herein by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K dated June 9, 2008.

Exhibit
Number	Description of Document
10.1*	1997 Long-Term Incentive and Stock Option Plan, as amended, is incorporated herein by reference to Exhibit 10.3 of the Registrant’s Quarterly Report on Form 10-QSB for the period ended June 30, 2002.

10.2*	1999 Stock Option and Incentive Plan is incorporated herein by reference to Exhibit 10.31 of the Registrant’s Registration Statement on Form S-4 filed on April 24, 2002.

10.3	Lease Agreement between the Registrant and Forge Park Investors LLC dated January 24, 2003 is incorporated herein by reference to Exhibit 10.13 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002.

10.4	Common Stock and Warrant Purchase Agreement dated as of March 7, 2006 by and among the Registrant and the investors listed on Schedule 1 thereto is incorporated herein by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K dated March 7, 2006.

10.5	Form of Common Stock Purchase Warrant is incorporated herein by reference to Exhibit 99.2 to the Registrant’s Current Report on Form 8-K dated March 7, 2006.

10.6*	2003 Stock Option and Incentive Plan, as amended, is incorporated herein by reference to Appendix I of the Registrant’s Definitive Schedule 14A filed on April 17, 2007.

10.7*	Form of Restricted Stock Agreement for use under the Registrant’s 2003 Stock Option and Incentive Plan is incorporated herein by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K dated August 14, 2006.

10.8	Common Stock and Warrant Purchase Agreement dated as of January 2, 2007 by and among the Registrant, Sherbrooke Partners, LLC and the purchasers named therein is incorporated herein by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K dated January 1, 2007.

10.9	Form of Warrant to Purchase Shares of Common Stock is incorporated herein by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K dated January 1, 2007.

10.10	Form of Subscription Agreement is incorporated herein by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K dated June 15, 2007.

10.11	Form of Warrant to Purchase Shares of Common Stock is incorporated herein by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K dated June 15, 2007.

10.12*	Employment Agreement by and between the Registrant and Patrick T. Mooney dated as of September 14, 2007 is incorporated herein by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K dated September 14, 2007 (including Nonqualified Stock Option Agreement).

10.13*	Employment Agreement by and between the Registrant and Shawn K. Singh dated as of September 14, 2007 is incorporated herein by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K dated September 14, 2007 (including Nonqualified Stock Option Agreement).

10.14*	Employment Agreement by and between the Registrant and Harry G. Mitchell dated as of September 14, 2007 is incorporated herein by reference to Exhibit 10.6 to the Registrant’s Current Report on Form 8-K dated September 14, 2007 (including Nonqualified Stock Option Agreement).

10.15	Form of Warrant to Purchase Shares of Common Stock is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-QSB for the period ended September 30, 2007.

10.16*	Form of Nonqualified Stock Option Agreement is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated December 22, 2007.

10.17	First Amendment to Lease dated February 11, 2008 by and between the Registrant and CRP-2 Forge, LLC, as successor in interest to Forge Park Investors LLC, is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated March 13, 2008.

10.18	Note and Warrant Purchase Agreement by and among the Registrant and the Purchasers named therein dated as of February 11, 2008 is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated February 11, 2008.

10.19	Guaranty dated as of February 11, 2008 executed by Sontra Medical, Inc. is incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated February 11, 2008.

10.20	Guaranty dated as of February 11, 2008 executed by Echo Therapeutics, Inc. is incorporated herein by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K dated February 11, 2008.

Exhibit
Number	Description of Document
10.21	Form of Senior Convertible Promissory Note is incorporated herein by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K dated February 11, 2008.

10.22	Form of Warrant is incorporated herein by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K dated February 11, 2008.

10.23	Securities Purchase and Loan Agreement by and among the Registrant and the Purchaser named therein dated as of March 24, 2008 is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated March 24, 2008.

10.24	Form of Original Issue Discount Senior Secured Note is incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated March 24, 2008.

10.25	Form of Warrant is incorporated herein by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K dated March 24, 2008.

10.26	Guaranty dated as of March 24, 2008 executed by Echo Therapeutics, Inc., Sontra Medical, Inc., Imperium Advisers, LLC, and Imperium Master Fund, Ltd. is incorporated herein by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K dated March 24, 2008.

10.27	Security Agreement by and among the Registrant, Imperium Advisers, LLC, Imperium Master Fund, Ltd., Echo Therapeutics, Inc. and Sontra Medical, Inc. dated as of March 24, 2008 is incorporated herein by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K dated March 24, 2008.

10.28	Registration Rights Agreement by and among the Registrant and the Purchaser dated as of March 24, 2008 is incorporated herein by reference to Exhibit 10.6 to the Registrant’s Current Report on Form 8-K dated March 24, 2008.

10.29*	Nonqualified Stock Option Agreement by and between the Registrant and Vincent D. Enright dated as of March 25, 2008 is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated March 25, 2008.

10.30	Amendment No. 1 to Registration Rights Agreement by and among the Registrant and Imperium Master Fund, Ltd. dated as of May 14, 2008 is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated May 14, 2008.

10.31*	2008 Equity Incentive Plan is incorporated herein by reference to Appendix B to the Registrant’s Definitive Proxy Statement on Schedule 14A filed on April 30, 2009.

10.32	Form of Restricted Stock Agreement is incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated May 20, 2008.

10.33	Exchange Agreement between the Registrant and the Investors named therein dated as of September 30, 2008 is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated September 30, 2008.

10.34	Form of Warrant to Purchase Common Stock is incorporated herein by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K dated September 30, 2008.

10.35	Stock and Warrant Purchase Agreement between the Registrant and the Purchasers named therein dated as of October 28, 2008 is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated October 28, 2008.

10.36	Form of Warrant to Purchase Common Stock is incorporated herein by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K dated October 28, 2008.

10.37	Letter agreement between the Registrant and Burnham Hill Partners LLC dated January 30, 2009 is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated January 30, 2009.

10.38	Letter agreement between the Registrant and Imperium Master Fund, Ltd. dated March 23, 2009 is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated March 23, 2009.

10.39	Amended and Restated Stock and Warrant Purchase Agreement by and among the Company and the Investors named therein, dated as of April 2, 2009, is incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K dated April 14, 2009.

10.40	Form of Warrant to Purchase Common Stock is incorporated herein by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K dated April 14, 2009.

10.41	Letter agreement between the Company and Imperium Master Fund, Ltd. dated April 23, 2009 is incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated April 24, 2009.

10.42	Amended and Restated Stock and Warrant Purchase Agreement by and among the Company and the Investors named therein, dated as of April 2, 2009, is incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K dated April 14, 2009.

Exhibit
Number	Description of Document
10.43	Letter agreement between the Company and Imperium Master Fund, Ltd. dated April 23, 2009 is incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated April 24, 2009.

10.44	License Agreement between the Company and Ferndale Pharma Group, Inc. dated as of May 27, 2009 is incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated May 27, 2009.

10.45	License Agreement between the Company and Handok Pharmaceuticals Co., Ltd. dated as of June 15, 2009 is incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated June 15, 2009.

10.46	Form of Exchange Agreement between the Company and Series A Holders, Series A-1 Holders and Series A-2 Holders dated June 29, 2009 is incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated June 29, 2009.

10.47	Stock Purchase Agreement by and between the Company and Platinum dated as of June 30, 2009 is incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated July 7, 2009.

10.48	Common Stock and Warrant Purchase Agreement by and among the Company and the Investors named therein, dated as of November 13, 2009, is incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K dated November 17, 2009.

10.49	Form of Common Stock Purchase Warrant incorporated herein by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K dated November 17, 2009.

10.50	Common Stock and Warrant Purchase Agreement by and among the Company and the Investors named therein, dated as of November 30, 2009 is incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated November 30, 2009.

10.51	Form of Warrant to Purchase Common Stock incorporated herein by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K dated November 30, 2009.

10.52	Common Stock and Warrant Purchase Agreement by and among the Company and the Investors named therein, dated as of February 4, 2010 is incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated February 4, 2010.

10.53	Form of Warrant to Purchase Common Stock incorporated herein by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K dated February 4, 2010.

21	Subsidiaries of the Registrant.

23	Consent of Wolf & Company, P.C.

31.1	Certification of the Chief Executive Officer and Chairman of the Board pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities and Exchange Act of 1934 as adopted under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Operating Officer, Chief Financial Officer and Treasurer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities and Exchange Act of 1934 as adopted under Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer and Chairman of the Board pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Operating Officer, Chief Financial Officer and Treasurer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management contract or compensatory plan or arrangement filed in response to Item 13 of Form 10-K.