Form 10-Q
period 2010-03-31
Echo Therapeutics, Inc.
filed 2010-05-17
CIK 1031927

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2010.
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     As of May 14, 2010, 29,083,245 shares of the registrant’s Common Stock. $0.01 par value, were issued and outstanding.

ECHO THERAPEUTICS, INC.
Quarterly report on Form 10-Q for the period ended March 31, 2010

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.
Echo Therapeutics, Inc.
Consolidated Balance Sheets

	As of,
	March 31,	December 31,
	2010	2009
	Unaudited
ASSETS
Current Assets:
Cash and cash equivalents	$1,897,238	$1,166,858
Accounts receivable	—	130,036
Prepaid expenses and other current assets	283,413	226,641

Total current assets	2,180,651	1,523,535

Property and Equipment, at cost:
Computer equipment	262,958	262,278
Office and laboratory equipment (including assets under capitalized leases)	618,723	618,723
Furniture and fixtures	14,288	14,288
Manufacturing equipment	129,320	129,320
Leasehold improvements	177,768	177,768

	1,203,057	1,202,377
Less-Accumulated depreciation and amortization	(1,151,398)	(1,143,167)

Net property and equipment (including assets under capitalized leases)	51,659	59,210

Other Assets:
Restricted cash	9,749	9,749
Intangible assets, net of accumulated amortization	9,679,239	9,708,822
Deposits and other assets	2,000	2,000

Total other assets	9,690,988	9,720,571

Total assets	$11,923,298	$11,303,316

The accompanying notes are an integral part of these consolidated financial statements.

	As of,
	March 31,	December 31,
	2010	2009
	Unaudited

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$925,057	$948,712
Deferred revenue	551,982	591,051
Current portion of capital lease obligation	1,921	1,874
Derivative warrant liability	1,620,351	2,116,696
Accrued expenses and other liabilities	166,414	481,679

Total current liabilities	3,265,725	4,140,012

Capital lease obligation, net of current portion	7,749	8,247
Deferred revenue, net of current portion	147,550	122,451

Total liabilities	3,421,024	4,270,710

Commitments

Stockholders’ Equity:
Perpetual, Redeemable Preferred Stock:
Series B, authorized 40,000 shares, issued and outstanding 144.0140 and 141.2281 shares at March 31, 2010 and December 31, 2009, respectively (preference in liquidation of $1,440,140 at March 31, 2010)	2	2
Convertible Preferred Series:
Series C, authorized 10,000 shares, issued and outstanding 4,918.1 shares at March 31, 2010 and December 31, 2009	49	49
Common stock, $0.01 par value, authorized 100,000,000 shares, issued and outstanding 29,053,245 and 27,045,792 shares at March 31, 2010 and December 31, 2009, respectively	290,534	270,459
Additional paid-in capital	77,486,855	74,155,716
Accumulated deficit	(69,275,166)	(67,393,620)

Total stockholders’ equity	8,502,274	7,032,606

Total liabilities and stockholders’ equity	$11,923,298	$11,303,316

The accompanying notes are an integral part of these consolidated financial statements.

Echo Therapeutics, Inc.
Consolidated Statements of Operations
Unaudited

	Three Months Ended
	March 31,
	2010	2009

Licensing revenue	$13,972	$—

Operating Expenses:
Research and development	1,113,485	288,216
Selling, general and administrative	1,277,623	573,364

Total operating expenses	2,391,108	861,580

Loss from operations	(2,377,136)	(861,580)

Other Income (Expense):
Interest income	691	389
Interest expense	(1,089)	(178,707)
Gain on extinguishment of financial advisor fee payable	200,000	—
Derivatives gain (loss)	295,988	(251,432)

Other income (expense), net	495,590	(429,750)

Net loss	(1,881,546)	(1,291,330)

Accretion of dividends on Convertible Preferred Stock	—	(57,674)
In-kind dividends on Perpetual Redeemable Preferred Stock	(27,859)	—

Net loss applicable to common shareholders	$(1,909,405)	$(1,349,004)

Net loss per common share, basic and diluted	$(0.07)	$(0.07)

Basic and diluted weighted average common shares outstanding	28,242,669	19,380,146

The accompanying notes are an integral part of these consolidated financial statements.

Echo Therapeutics, Inc
Consolidated Statements of Cash Flows
Unaudited

	Three Months Ended March 31,
	2010	2009
Cash Flows From Operating Activities:
Net loss	($1,881,546)	($1,291,330)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	37,814	41,783
Share-based compensation	59,720	398,463
Fair value of common stock issued for charitable contributions	113,400	—
Fair value of common stock and warrants issued for services	620,471	—
Fair value of options issued for services	46,109	—
Derivative (gain) loss	(295,988)	251,432
Non-cash gain on extinguishment of financial advisor fee payable	(200,000)	—
Non-cash interest expense	—	176,818
Changes in assets and liabilities:
Accounts receivable	130,036	—
Prepaid expenses and other current assets	(56,772)	(5,838)
Accounts payable	(23,655)	122,865
Deferred revenue	(13,970)	—
Accrued expenses and other liabilities	(115,265)	18,602

Net cash used in operating activities	(1,579,646)	(287,205)

Cash Flows from Investing Activities:
Purchase of property and equipment	(680)	—
Decrease in restricted cash	—	501

Net cash provided by (used in) investing activities	(680)	501

Cash Flows From Financing Activities:
Proceeds from the sale of Series A-2 preferred stock, net of expenses	—	99,576
Proceeds from the sale of common stock, net of expenses	2,311,157	—
Principal payments for capital lease obligations	(451)	—
Dividends paid in cash on Series A, A-1 and A-2 preferred stock	—	(18)

Net cash provided by financing activities	2,310,706	99,558

Net Increase (Decrease) in Cash and Cash Equivalents	730,380	(187,146)
Cash and Cash Equivalents, beginning of period	1,166,858	242,867

Cash and Cash Equivalents, end of period	$1,897,238	$55,721

The accompanying notes are an integral part of these consolidated financial statements.

Echo Therapeutics, Inc
Consolidated Statements of Cash Flows
Unaudited

	Three Months ended March 31,
	2010	2009
Supplemental Disclosure of Cash Flow Information and Non Cash Financing Transactions:

Cash paid for interest	$1,089	$816

Accretion of dividend on Series A, A-1 and A-2 Convertible Preferred Stock	$—	$57,656

In-kind dividend paid on Series B Perpetual Preferred Stock	$27,859	$—

Derivative warrant liability reclassified from stockholders’ equity	$—	$1,080,118

Senior Convertible Notes issued for accrued interest	$—	$6,538

Reclassification of derivative liability to additional paid-in capital	$200,357	$—

Fair value of warrants issued to financial advisors as financing costs	$217,141	$—

The accompanying notes are an integral part of these consolidated financial statements.

Echo Therapeutics, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Period Ended March 31, 2010 (Unaudited)
(1) ORGANIZATION, BASIS OF PRESENTATION AND GOING CONCERN
     Echo Therapeutics, Inc. is a transdermal medical device company with deep expertise in advanced skin permeation technology that is initially focused on diabetes care and needle-free drug delivery. Echo is developing its Prelude™ SkinPrep System (“Prelude”) as a platform technology to allow for significantly enhanced and painless skin permeation that will enable two important applications:
•	Analyte extraction, with the Symphony™ tCGM System (“Symphony”) for needle-free, continuous glucose monitoring in hospital patients and diabetics as the first application.

•	Needle-free drug delivery, with the delivery of lidocaine as the first application. Additional applications for painless, needle-free delivery of drugs are planned.
     The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Sontra Medical, Inc., a Delaware corporation. All significant inter-company balances and transactions have been eliminated in consolidation.
     The accompanying unaudited consolidated financial statements have been prepared in conformity with generally accepted accounting principles in the United States (“GAAP”) consistent with those applied in, and should be read in conjunction with, the Company’s audited financial statements and related footnotes for the year ended December 31, 2009 included in the Company’s Annual Report on Form 10-K as filed with the United States Securities and Exchange Commission (“SEC”) on March 31, 2010. The unaudited consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the Company’s financial position as of March 31, 2010 and its results of operations and cash flows for the interim periods presented and are not necessarily indicative of results for subsequent interim periods or for the full year. The interim financial statements do not include all of the information and footnotes required by GAAP for complete financial statements and allowed by the relevant SEC rules and regulations; however, the Company believes that its disclosures are adequate to ensure that the information presented is not misleading.
     Going Concern
     The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As of March 31, 2010, the Company had cash of approximately $1,897,000, a working capital deficit of approximately $1,085,000 and an accumulated deficit of approximately $69,275,000. Although the Company has issued securities through senior promissory notes, secured promissory notes and a series of private placements to raise capital in order to fund its operations, it is not known whether the Company will be able to continue this practice or obtain other types of financing to meet its cash operating expenses. This, in turn, raises substantial doubt about the Company’s ability to continue as a going concern. Management is currently pursuing additional private equity financing and such financing is expected to be completed during 2010; however, no assurances can be given as to the success of these plans. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.
(2) INTANGIBLE ASSETS
     As of March 31, 2010 and December 31, 2009, intangible assets related to the acquisition of assets from Durham Pharmaceuticals Ltd. in September 2007 are as follows:

			March 31, 2010		December 31, 2009
	Estimated		Accumulated
	Life	Cost	Amortization	Net	Net

Contract related intangible asset:
Cato Research discounted contract	3 years	$355,000	$300,761	$54,239	$83,822

Technology related intangible assets:
Patent for the AzoneTS-based product candidates and formulation	8 years	1,305,000	—	1,305,000	1,305,000
Drug Master Files containing formulation, clinical and safety documentation used by the FDA	8 years	1,500,000	—	1,500,000	1,500,000

			March 31, 2010		December 31, 2009
	Estimated		Accumulated
	Life	Cost	Amortization	Net	Net
Two (2) in-process Durhalieve-related pharmaceutical products	8 years	6,820,000	—	6,820,000	6,820,000

Total technology related intangible assets		9,625,000	—	9,625,000	9,625,000

Total		$9,980,000	$300,761	$9,679,239	$9,708,822

     The technology related intangible assets are being amortized on a straight line basis over approximately 8 years beginning with the start of its useful life, which the Company has estimated to be 2011, and the contract related intangible asset over approximately 3 years beginning with the date of acquisition. Amortization expense was approximately $30,000 for each of the three months ended March 31, 2010 and 2009, respectively, and is included in research and development in the Statement of Operations.
(3) CAPITAL AND OPERATING LEASE COMMITMENTS
     Capital lease obligation at March 31, 2010 and December 31, 2009 consisted of the following:

	March 31,	December 31,
	2010	2009
Capital lease obligation	9,670	10,121
Less current portion of capital lease obligation	1,921	1,874

Capital lease obligation, net of current portion	$7,749	$8,247

     Capital Lease — In 2009, the Company entered into a five-year lease of an office copier which is included with the Office and Laboratory Equipment. The value of the equipment capitalized was approximately $11,000. The lease payments of $234 per month, payable in arrears, reflect a 10% interest rate. Accumulated depreciation on the leased copier as of March 31, 2010 was approximately $1,600. During the three months ended March 31, 2010 and 2009, interest expense related to the capital lease obligation was approximately $250 and none, respectively.
     Operating Lease — The Company leases approximately 13,000 square feet of manufacturing, laboratory and office space in a single facility located in Franklin, Massachusetts under a lease expiring March 31, 2011. Future minimum lease payments under this operating lease are approximately as follows:

Amount
For the years ending December 31,
2010	$139,000
2011	46,000

Total	$185,000

     The Company’s facilities lease expense was approximately $51,000 and $47,000 for the three months ended March 31, 2010 and 2009, respectively.
(4) DERIVATIVE INSTRUMENTS
     Derivative financial instruments are recognized as a liability on the consolidated balance sheet and measured at fair value.
     At March 31, 2010 and December 31, 2009, the Company had outstanding warrants to purchase 8,282,198 and 7,356,502 shares of its common stock, respectively. Included in these outstanding warrants at March 31, 2010 are warrants to purchase 1,342,195 shares that are considered to be derivative instruments since the agreements contain “down round” provisions whereby the number of shares covered by the warrants is subject to change in the event of certain dilutive stock issuances. The fair value of these derivative instruments at March 31, 2010 was approximately $1,620,000 and is included in Derivative Warrant Liability, a current liability. Changes in fair value of the derivative financial instruments are recognized currently in the Statement of Operations as a Derivatives Gain (Loss). The change in the fair value of the derivative warrant liability in the three months ended March 31, 2010 and 2009 was approximately $296,000 and ($251,000), respectively, was recorded as a Derivative Gain (Loss) in the Statements of Operations.
     The primary underlying risk exposure pertaining to the warrants is the change in fair value of the underlying common stock for each reporting period. For the three months ended March 31, 2010, warrants with down round provisions to purchase 143,793 shares were exercised which resulted in a reclassification to additional paid-in capital in the amount of approximately $200,000.
(5) FAIR VALUES OF ASSETS AND LIABILITIES
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

	March 31, 2010
	Level 1	Level 2	Level 3	Fair Value
Liabilities:
Derivative warrant liability	$—	$1,620,351	$—	$1,620,351

	December 31, 2009
	Level 1	Level 2	Level 3	Fair Value
Liabilities:
Derivative warrant liability	$—	$2,116,696	$—	$2,116,696

     The Company may also be required, from time to time, to measure certain other financial assets at fair value on a nonrecurring basis. These adjustments to fair value usually result from application of lower-of-cost-or-market accounting or write-downs of individual assets. In the three months ended March 31, 2010, there were no such other adjustments.
(6) PREFERRED STOCK
     The Company is authorized to issue up to 40,000,000 shares of preferred stock with such rights, preferences and privileges as are fixed by the Board of Directors.

     Convertible Preferred Stock
     The Company has authorized 2,636,363 shares, 2,000,000 shares and 4,400,000 shares of Series A, Series A-1 and Series A-2 Convertible Preferred Stock, respectively. As of March 31, 2010 and December 31, 2009, there were no shares issued and outstanding in these Series.
     The Company has authorized 10,000 shares of Series C Preferred Stock (the “Series C Stock”), of which 4,918.1 shares were issued and outstanding as of March 31, 2010 and December 31, 2009.
     Series B Perpetual, Redeemable Preferred Stock
     The Company has authorized 40,000 shares of non-convertible Series B Perpetual Preferred Stock (the “Series B Stock”), of which 144.014 shares were issued and outstanding as of March 31, 2010, and 141.2281 shares were issued and outstanding at December 31, 2009. In the three months ended March 31, 2010, the Company paid in-kind dividends in the form of 2.7859 shares of Series B Stock with a face value of approximately $28,000.
     Series B Redemption Agreement — On January 19, 2010, the Company entered into a letter agreement with the sole holder of Series B Stock (the “Series B Holder”) regarding the payment to the Series B Holder of $143,750 (the “Redemption Amount”) for the redemption of 14.375 shares of Series B Stock in connection with the November 2009 financing and December 2009 financing. The Series B Holder waived payment of the Redemption Amount until the Company has a net cash balance in excess of $3,000,000. In consideration for the deferral, the Company agreed that, upon the closing of its next equity offering with gross proceeds of less than $5,000,000, it would use 25% of the gross proceeds to redeem Series B Stock (the “25% Redemption”).
     On March 16, 2010, the Company entered into an additional agreement with the Series B Holder pursuant to which the Series B Holder waived both the 25% Redemption identified in the January 19, 2010 letter and the redemption required by the Series B Certificate with respect to amounts received in the February 2010 financing through March 16, 2010. Accordingly, a redemption in the amount of approximately $614,000 was waived by the Series B Holder in connection with the February 2010 financing.
(7) COMMON STOCK
     The Company has authorized 100,000,000 shares of common stock, $0.01 par value per share at March 31, 2010 and December 31, 2009 of which 29,053,245 and 27,045,792 shares were issued and outstanding as of March 31, 2010 and December 31, 2009, respectively.
     February 2010 Common Stock and Warrant Financing
     On February 4, 2010 the Company entered into a Common Stock and Warrant Purchase Agreement (the “February Agreement”) with certain strategic institutional and accredited investors in connection with the Company’s private placement (the “February Financing”) of shares of its Common Stock, at a price of $1.50 per share (the “February Shares”). Under the terms of the February Agreement, each investor received warrants to purchase a number of shares of Common Stock with an exercise price of $2.25 per share equal to fifty percent (50%) of the number of February Shares purchased by such investor (the “February Warrants”).
     To date, the Company received gross proceeds of approximately $2,455,000 in connection with the February Financing.
     Pursuant to the February Agreement, the Company issued an aggregate of 818,362 February Warrants to the investors with a fair value of approximately $1,379,000. The February Warrants are immediately exercisable and expire no later than five (5) years from the date of issuance. The exercise price is subject to adjustment for stock splits, combinations or similar events. The February Warrants allow for cashless exercise. An exercise under the February Warrants may not result in the holder beneficially owning more than 4.99% or 9.99%, as applicable, of all of the Common Stock outstanding at the time; provided, however, that a holder may waive the foregoing provision upon sixty-one (61) days’ advance written notice to the Company.
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

     Exercise of Stock Purchase Warrants
     In the three months ended March 31, 2010, investors effected cashless exercises of warrants to purchase 143,793 shares which resulted in the issuance of 35,714 shares to the investors.
     Issuance of Common Stock for Services
     In January 2010, the Company issued 265,000 shares of its common stock with a fair value of approximately $466,000 to two vendors in consideration for various consulting services. The fair value of these common shares is charged to selling, general and administrative expenses. A total of 165,000 and 100,000 shares were issued under the 2003 Plan and 2008 Plan, respectively.
     On January 21, 2010, the Company issued 60,000 shares of its common stock with a fair value of approximately $113,000 as a charitable contribution which was charged to selling, general and administrative expense. The shares were issued in a transaction not involving any public offering pursuant to an exemption from registration under Section 4(2) of the Securities Act.
     Issuance of Restricted Stock for Services
     In January 2010, the Compensation Committee granted an aggregate of 10,000 shares of the Company’s common stock with a fair value of approximately $18,000 to a media consulting vendor pursuant to a Restricted Stock Agreement under the Company’s 2008 Plan (see Note 8). In the three months ended March 31, 2010, the Company recorded $4,500 of selling, general and administrative expense and approximately $13,500 of total unrecognized expense related to this arrangement.
(8) STOCK OPTION PLANS
     In 1997, the Company adopted its 1997 Long-Term Incentive and Stock Option Plan (the “1997 Plan”). Pursuant to the 1997 Plan, the Company’s Board of Directors (or committees and/or executive officers delegated by the Board of Directors) may grant incentive and nonqualified stock options to the Company’s employees, officers, directors, consultants and advisors. As of March 31, 2010, there were options to purchase an aggregate of 25,000 shares of common stock outstanding under the 1997 Plan and no shares available for future grants under the 1997 Plan.
     In connection with the Company’s strategic merger with ChoiceTel in 2002, the Company assumed all outstanding options under the 1999 Sontra Medical, Inc. Stock Option and Incentive Plan (the “1999 Plan”). The Company may not grant any additional options under the 1999 Plan. The Company assumed options to purchase an aggregate of 86,567 shares of common stock under the 1999 Plan. As of March 31, 2010, there were options to purchase an aggregate of 5,780 shares of common stock outstanding under the 1999 Plan and none available for future grants.
     In March 2003, the Company’s shareholders approved its 2003 Stock Option and Incentive Plan (the “2003 Plan”). Pursuant to the 2003 Plan, the Company’s Board of Directors (or committees and/or executive officers delegated by the Board of Directors) may grant incentive and nonqualified stock options, restricted stock and other stock-based awards to the Company’s employees, officers, directors, consultants and advisors. As of March 31, 2010, the maximum aggregate number of shares that may be authorized for issuance under the 2003 Plan for all periods is 1,600,000. As of March 31, 2010, there were restricted shares of common stock and options to purchase an aggregate of 1,545,000 shares of common stock outstanding under the 2003 Plan and 42,000 shares available for future grants under the 2003 Plan.
     On May 20, 2008, the Company’s shareholders approved the Echo Therapeutics, Inc. 2008 Equity Compensation Plan (the “2008 Plan”). The 2008 Plan provides for grants of incentive stock options to employees and nonqualified stock options and restricted stock to employees, consultants and non-employee directors of the Company. As of March 31, 2010, the number of shares authorized for issuance under the 2008 Plan was 2,700,000 shares. As of March 31, 2010, there were restricted shares of common stock and options to purchase an aggregate of 1,894,750 shares of common stock outstanding under the 2008 Plan and 805,250 shares available for future grants under the 2008 Plan.
     Share-Based Compensation
     For options and restricted stock issued and outstanding during the three months ended March 31, 2010 and 2009, the Company recorded additional paid-in capital and non-cash compensation expense of approximately $60,000 and $398,000, respectively, each net of estimated forfeitures.

     The fair value of each option award is estimated on the date of grant using the Black-Scholes option pricing model that uses the assumptions noted in the following table. Expected volatilities are based on historical volatility of the Company’s common stock using historical periods consistent with the expected term of the options. The Company uses historical data, as well as subsequent events occurring prior to the issuance of the financial statements, to estimate option exercise and employee termination within the valuation model. The expected term of options granted under the Company’s stock plans is based on the average of the contractual term (generally 10 years) and the vesting period (generally 24 to 42 months). The risk-free rate is based on the yield of a U.S. Treasury security with a term consistent with the option. Restricted stock grants are valued based on the closing market price for the Company’s common stock on the grant date.
     The assumptions used principally for options granted to employees and members of the Company’s Board of Directors in the three months ended March 31, 2010 and 2009 were as follows:

	2010	2009
Risk-free interest rate	3.62 — 3.71%	2.71 — 2.89%
Expected dividend yield	—	—
Expected term (employee / director grants)	6.75 years	6.75 years
Forfeiture rate (excluding fully vested options)	0% — 33%	11% — 33%
Expected volatility	148% — 151%	152.68%
     A summary of option activity under the Company’s stock plans and options granted to officers of the Company outside any plan as of March 31, 2010 and changes during the three months then ended is presented below:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
Options	Shares	Price	Term	Value
Outstanding at January 1, 2010	2,924,530	$0.90
Granted	100,000	1.70
Exercised	—	—
Forfeited or expired	—	—

Outstanding at March 31, 2010	3,024,530	$0.94	7.56 years	$2,470,950

Exercisable at March 31, 2010	2,783,885	$0.81	7.57 years	$2,290,150

     The weighted-average grant-date fair value of options granted during the three months ended March 31, 2010 was $1.38 per share. Share-based compensation expense recognized in the three months ended March 31, 2010 was approximately $46,000 for options granted in the three months ended March 31, 2010. Total share-based compensation expense recognized in the three months ended March 31, 2010 was approximately $60,000. As of March 31, 2010, there was approximately $767,000 of total unrecognized compensation expense related to non-vested share-based option compensation arrangements. Unrecognized share-based compensation of approximately $600,000 related to certain restricted stock grants to officers and employees that contain performance conditions. At March 31, 2010, the Company cannot estimate the timing of completion of these performance vesting requirements. The remaining unrecognized compensation is expected to be recognized over the next 12 months.
     Restricted Stock Grants
     As of March 31, 2010, the Company had outstanding restricted stock grants amounting to 2,293,094 shares at a weighted-average grant-date fair value of $1.23 per share. Of the outstanding restricted stock grants, 567,094 shares have not been registered under the Securities Act. A summary of the status of the Company’s nonvested restricted stock grants as of March 31, 2010, and changes during the three months ended March 31, 2010, is presented below:

		Weighted-
		Average
		Grant-Date
Nonvested Shares	Shares	Fair Value
Nonvested at January 1, 2010	1,779,594	$1.13
Granted	10,000	1.80
Vested	(2,500)	(1.80)
Forfeited	—	—

Nonvested at March 31, 2010	1,787,094	$0.84

Vested at March 31, 2010	506,000	$1.58

     As of March 31, 2010, there was approximately $1,750,000 of total unrecognized compensation expense related to nonvested share-based restricted stock arrangements granted under the Company’s stock plans. As of March 31, 2010, the Company cannot estimate the timing of completion of performance vesting requirements included in these restricted stock grant arrangements.

     Grant of Stock Options to Consultant
     On March 3, 2010, the Company entered into an Investor Relations Service Agreement pursuant to which it granted a consultant stock options under the 2008 Plan to purchase 100,000 shares of Common Stock at an exercise price of $1.70 per share. The fair value of these stock options was approximately $155,000 as of March 3, 2010. Under the terms of the Agreement, one-third vests upon execution of the agreement, one-third vests upon execution of a term sheet with a potential corporate partner and one-third vests upon execution of a partnership arrangement. In the three months ended March 31, 2010, the Company recorded approximately $46,000 of selling, general and administrative expense and approximately $109,000 of total unrecognized expense related to this arrangement.
(9) WARRANTS
     At March 31, 2010, the Company had the following outstanding warrants:

	Number of
	Shares	Exercise	Date of
	Exercisable	Price	Expiration
Granted to investors and placement agent in private placement.	476,830	$5.80	3/7/2011
Granted to investors and placement agent in private placement.	419,250	$1.32	6/15-7/16/2012
Granted to investors and placement agent in private placement.	180,000	$0.75	6/15/2012
Granted to financial investment advisor	6,000	$1.46	7/25/2012
Granted to financial advisor in connection with an acquisition	80,750	$1.92	9/14/2012
Granted to financial investment advisor	39,978	$1.36	2/11/2013
Granted to investors in private placement	733,412	$0.50	2/11/2013
Granted to investors in private placement	641,227	$1.61	3/24/2013
Granted to investors in private placement of preferred stock	121,663	$0.75	9/30/2013
Granted to investors in private placement of preferred stock	32,249	$1.00	9/30/2013
Granted to investors in private placement of preferred stock	198,333	$1.50	10/28/2013
Granted to investors in private placement of preferred stock	70,000	$0.75	10/31/2013
Granted to investors in private placement of preferred stock	640,000	$0.75	2/28/2014
Granted to vendor	50,000	$0.70	3/2/2012
Granted to vendor	60,000	$0.60	3/15/2014
Granted to investors in private placement	400,000	$1.59	6/30/2014
Granted to investors in private placement	1,598,339	$2.00	11/13/2014
Granted to investors in private placement	800,000	$1.60	11/13/2014
Granted to placement agent in private placement	256,906	$1.50	11/13/2014
Granted to vendor	50,000	$2.00	12/1/2012
Granted to investors in private placement	315,000	$2.00	12/3/2014
Granted to placement agent in private placement	45,000	$1.38	12/3/2014
Granted to investors in private placement	811,987	$2.25	2/9/2015
Granted to placement agents in private placement	128,899	$2.25	2/9/2015
Granted to investor in private placement	6,375	$2.25	3/18/2015
Granted to financial investment advisor	100,000	$1.50	2/10/2013
Granted to financial investment advisor	20,000	$2.00	3/3/2013

Total	8,282,198

Weighted average exercise price		$1.78

Weighted average duration in years			3.77 years

     Issuance of Warrants to Service Providers
     On March 3, 2010, the Company entered into a Financial Advisory Agreement pursuant to which the Company shall issue warrants to purchase 20,000 shares of the Common Stock of the Company at a price of $2.00 per share with a fair value of approximately $27,000. The warrants are immediately exercisable and expire no later than three (3) years from the date of issuance. In the three months ended March 31, 2010, the Company recorded approximately $5,000 of selling, general and administrative expense and approximately $22,000 of total unrecognized expense related to this arrangement.
     On March 12, 2010, the Company issued warrants to purchase 100,000 shares of its Common Stock with a fair value of approximately $126,000 to an individual for continued investor introduction services to the Company. The warrants are immediately exercisable and expire no later than three (3) years from the date of issuance with an exercise price of $1.50 per share. The fair value of these warrants was charged to selling, general and administrative expenses during the three months ended March 31, 2010.

(10) LICENSING REVENUE
     Ferndale License of Prelude™ SkinPrep System
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
     The Company received a licensing fee of $750,000 upon execution of the Ferndale License. The Company recognizes the upfront, nonrefundable payment as revenue on a straight-line basis over the contractual or estimated performance period. During the three months ended March 31, 2010, the estimated date of performance under the Ferndale License was extended a total of six months resulting in a reduction in Licensing revenue for the period of $9,000. Approximately $355,000 is recognizable over the next 12 months and is shown as current deferred revenue. There was no licensing revenue or deferred revenue in the three months ended March 31, 2009.
     Handok License of Symphony™ tCGM System
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
     The Company received a licensing fee of approximately $500,000 upon execution of the Handok License. The Company recognizes the upfront, nonrefundable payment as revenue on a straight-line basis over the contractual or estimated performance period. Accordingly, the Company determined that approximately $23,000 of the non-refundable license revenue was recognizable in the three months ended March 31, 2010. During the three months ended March 31, 2010, the estimated date of performance under the Handok License was extended a total of six months. Approximately $196,000 is recognizable over the next 12 months and is shown as current deferred revenue. The approximately $148,000 that remains is recognizable as revenue beyond the 12 month period and is classified as non-current. There was no licensing revenue or deferred revenue in the three months ended March 31, 2009.
(11) PLACEMENT AGENT AGREEMENTS
     In connection with the February Financing, the Company retained Boenning & Scattergood and Burnham Hill Partners LLC (“BHP”) as its placement agents (each, a “Placement Agent”). The Company agreed to pay each Placement Agent for its services as follows: (a) a cash fee equal to seven percent (7%) of the gross cash proceeds received by the Company in connection with the February Financing from investors the Placement Agent directly introduced to the February Financing; and (b) warrants to acquire a number of shares of Common Stock equal to 10% of the number of February Shares issued to the investors directly introduced to the February Financing by the Placement Agent at a per share exercise price equal to $2.25 and with such other terms and conditions as are equal or substantially similar to those included in the February Warrants. The Company also agreed to pay reasonable out of pocket expenses of each Placement Agent incurred in connection with the February Financing in an amount not to exceed $5,000 per Placement Agent. In connection with the February Financing, the Company has issued warrants to the Placement Agents to purchase 128,899 shares of common stock in the aggregate with a fair value of approximately $217,000 and has paid the Placement Agents in the aggregate fees amounting to approximately $135,000.
     On March 5, 2010, the Company entered into an agreement for placement agent services. In the event that an investor makes an investment in the Company, the placement agent will receive 5% fee on the total investment amount and warrants to purchase common shares of the Company equal to 7% of the number of shares issued to the investor. The warrants would be exercisable over a period of 5 years at a price equal to the price per share of the warrants issued to the investor.
     On September 30, 2009, the Company and BHP entered into an letter agreement (the “Letter”) extending the due date of a $200,000 placement fee (the “Fee”) payable by the Company to BHP to in connection with placement agent services provided by BHP pursuant to an engagement letter between the parties dated June 30, 2009. The Fee was originally due upon the earlier of (i) the Company having a net cash balance in excess of $2,000,000 or (ii) October 1, 2009. The Letter provides that the Fee is due and payable by the Company upon the earlier of (i) the Company having a net cash balance in excess of $2,000,000 or (ii) March 31, 2010. On March 16, 2010, BHP LLC agreed that the Company does not owe BHP LLC any fees pursuant to any and all previous agreements between BHP LLC and the Company. Accordingly, the Fee was waived and the Company recorded a gain on extinguishment of financing fee payable of $200,000 in March 2010.
(12) SUBSEQUENT EVENTS
     As of April 12, 2010, the Company entered into an agreement pursuant to which it was obligated to issue 30,000 shares of its common stock to a vendor or his designee in consideration for investor relations services. The issuance of the shares was made in a transaction not involving any public offering pursuant to an exemption from registration under Section 4(2) of the Securities Act. The stock has a fair value of $48,000 and will be recognized in 2010 as investor relations expense.
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
     The following discussion of our consolidated financial condition and results of operations should be read in conjunction with the financial statements and the related notes thereto included in the Company’s Form 10-K for the year ended December 31, 2009 and elsewhere in this Form 10-Q. The matters discussed herein contain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Section 27A of the Securities Act of 1933, as amended, which involve risks and uncertainties. All statements other than statements of historical information provided herein may be deemed to be forward-looking statements. Without limiting the foregoing, the words “believes”, “anticipates”, “plans”, “expects” and similar expressions are intended to identify forward-looking statements. The factors that could cause actual future results to differ materially from current expectations include, but are not limited to, risks related to regulatory approvals and the success of our ongoing studies, including the efficacy of Symphony and Prelude, the failure of future development and preliminary marketing efforts related to Symphony and Prelude, risks and uncertainties relating to our ability to develop, market and sell diagnostic products based on our skin permeation platform technologies, the availability of substantial additional equity or debt capital to support our research, development and product commercialization activities, the success of our research, development, and regulatory approval, marketing and distribution plans and strategies, including those plans and strategies related to Symphony and Prelude and those discussed in “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009 and elsewhere in this report and the risks discussed in our other filings with the SEC. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s analysis, judgment, belief or expectation only as of the date hereof. We undertake no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date hereof.
Overview
     The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As of March 31, 2010, we had cash of approximately $1,897,000, a working capital deficit of approximately $1,085,000 and an accumulated deficit of approximately $69,275,000. Through March 31, 2010, we have not been able to generate sufficient revenues from operations to cover costs and operating expenses. Although we have been able to obtain unsecured and secured debt and issue securities through a series of private placements to raise capital in order to fund our operations, it is not known whether we will be able to continue this practice, or be able to obtain other types of financing to meet our cash operating expenses. This, in turn, raises substantial doubt about our ability to continue as a going concern. Additional financing is necessary to fund operations for the remainder of 2010 and beyond. We are currently pursuing additional private equity financing, and such financing is planned to be completed during 2010; however, no assurances can be given as to the success of these plans. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.
Operating Plan
     We are principally involved with product development, pursuing contract manufacturing, supporting our product licensees and planning clinical studies for our Symphony tCGM System and our Prelude SkinPrep System. Symphony is a next-generation, non-invasive (needle-free), wireless transdermal continuous glucose monitoring (“tCGM”) system designed to provide reliable, continuous blood glucose data conveniently and cost-effectively. We have completed our principal research and advanced our feasibility development of our Symphony prototype, including Prelude, and have engaged several product development, engineering, and contract manufacturing firms to assist us with all necessary efforts in connection with our plan to finalize product development and advance our regulatory approval process through the FDA. We have completed several clinical studies in prior years using Symphony in an acute care (hospital) environment, as well as in ambulatory settings for Type 1 and Type 2 Diabetics. In order to complete our product development, clinical development programs and to obtain regulatory approval for Symphony, we need to raise substantial additional financing.
     In connection with a license agreement with Ferndale Pharma Group, Inc., we have substantially completed product development on Prelude for use as needle-free skin preparation prior to the application of topical lidocaine cream for fast-acting, local dermal anesthesia prior to a wide-range of needle-based medical procedures. Currently, the Prelude System is being tested in connection with the delivery of lidocaine in a clinical trial.
     Our specialty pharmaceuticals pipeline is based on our proprietary AzoneTS transdermal drug reformulation technology. We believe that, despite their commercial success in large, chronic markets, many FDA-approved products are candidates for our AzoneTS reformulation technology that is focused on improved and enhanced dermal penetration. Our lead product candidate is Durhalieve, an AzoneTS topical reformulation of triamcinolone acetonide. Durhalieve is covered by our NDA on file with the FDA for treatment of corticosteroid-responsive dermatoses. Also, we believe that Durhalieve has the potential to be an effective topical treatment for keloid scarring.
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
     On an ongoing basis, we evaluate our estimates and judgments for all assets and liabilities, including those related to stock-based compensation expense and, the fair value determined for stock purchase warrants classified as derivative liabilities. We base our estimates and judgments on historical experience, current economic and industry conditions and on various other factors that are believed to be reasonable under the circumstances. This forms the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. There have been no changes in our critical accounting policies and estimates as filed with the SEC on March 31, 2010.
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
     We typically receive upfront, nonrefundable payments for the licensing of our intellectual property upon the signing of a license agreement. We believe that these payments generally are not separable from the payments we receive for providing research and development services because the license does not have stand-alone value from the research and development services we provide under these agreements. Accordingly, we account for these elements as one unit of accounting and recognize upfront, nonrefundable payments as revenue on a straight-line basis over its contractual or estimated performance period. Revenue from the reimbursement of research and development efforts is recognized as the services are performed based on proportional performance adjusted from time to time for any delays or acceleration in the development of the product. We determine the basis of the estimated performance period based on the contractual requirements of its collaboration agreements. At each reporting period, we evaluate whether events warrant a change in the estimated performance period.
     Other Revenue includes amounts earned and billed under the license and collaboration agreements for reimbursement for research and development costs for contract engineering services. For the services rendered, principally third-party contract engineering services, the revenue recognized approximates the costs associated with the services. We have not had any Other Revenue during the three months ended March 31, 2010.
     We believe that full consideration has been given to all relevant circumstances that we may be subject to, and the consolidated financial statements accurately reflect our best estimate of the results of operations, financial position and cash flows for the periods presented.
Results of Operations
     As of March 31, 2010, we had ten (10) employees and used the services of three (3) independent contractors. Of this group of employees and contractors, seven (7) are involved with finance and administration and six (6) are involved with research and development, and clinical and regulatory matters. In addition to these individuals, we utilize outside contract engineering and contract manufacturing firms to support our operations. Further, we have engaged a clinical research organization and several consulting firms involved with regulatory strategy and clinical trial planning. We believe that with sufficient funding during the next 12 months, we will increase the number of employees in the areas of engineering, clinical research and testing, regulatory and quality assurance.
     As of March 31, 2009 we had eleven (11) employees and used the services of two (2) independent contractors.
     We conduct our operations in leased facilities pursuant to a lease that expires in March 2011. Our property and equipment does not include manufacturing machinery and is limited to laboratory testing equipment, office furniture and computer systems (network hardware and software and employee desk top systems). Except for the purchase (possibly through capital lease financing) of tooling, molds and dies in connection with Symphony and Prelude, we do not anticipate any significant purchases or sales of property and equipment during the next 12 months.

     Comparison of the three months ended March 31, 2010 and 2009
     Licensing Revenue — We signed two licensing agreements, each with a minimum term of ten years, during 2009 that required up-front non-refundable license payments. The total up-front non-refundable license payments received in cash totaled $1,250,000. We are recognizing the upfront, nonrefundable payments as revenue on a straight-line basis over our contractual or estimated performance period. Accordingly, we determined that approximately $14,000 of the non-refundable license revenue was recognizable in the three months ended March 31, 2010. Approximately $552,000 is recognizable over the next 12 months and is shown as current deferred revenue and approximately $148,000 that remains is recognizable as revenue beyond the 12 month period and is classified as non-current. There was no licensing revenue or deferred revenue in the three months ended March 31, 2009.
     Research and Development Expenses — Research and development expenses increased by approximately $825,000 to approximately $1,113,000 for the three months ended March 31, 2010 from approximately $288,000 for the three months ended March 31, 2009. Research and development expenses increased primarily as a result of our increased product development activity for Symphony and Prelude, primarily due to increases in outside contract engineering and manufacturing costs. During the three months ended March 31, 2009, our operations were at less than full capacity due to the pursuit of necessary funding for normal operation levels. Research and development expenses amounted to approximately 47% and 33% of total operating expenses during the three months ended March 31, 2010 and 2009, respectively, and included product development expenses for Prelude and Symphony, activities with contract engineering and manufacturing firms relating principally to the Prelude System and regulatory consulting expenses related to Symphony and Prelude. We used the services of several engineering and product development firms during the three months ended March 31, 2009 for the purposes of developing Symphony and Prelude to be used for obtaining marketing approval from the FDA.
     Selling, General and Administrative Expenses — Selling, general and administrative expenses increased by approximately $705,000 to approximately $1,278,000 for the three months ended March 31, 2010 from approximately $573,000 for the three months ended March 31, 2009. The net increase was due to the combination of a decrease of approximately $338,000 in share-based compensation expenses from approximately $398,000 in 2009 to approximately $60,000 in 2010, an increase of approximately $113,000 in salaries and payroll taxes, an increase of approximately $732,000 ($693,000 relates to non-cash expenses) in outside investor relations services, an increase in legal expenses of approximately of $10,000, an increase of approximately $113,000 in non-cash charitable contributions and an increase of approximately $35,000 in corporate excise and payroll taxes, and a net increase of approximately $39,000 in other expenses. Selling, general and administrative expenses represented 53% and 67% of total operating expenses during the three months ended March 31, 2010 and 2009, respectively. Share-based compensation expenses are non-cash charges relating to the fair value of restricted common stock, options and warrants to purchase our common stock issued to employees, directors and certain service providers. We are not engaged in selling activities and, accordingly, general and administrative expenses relate principally to salaries and benefits for our executive, financial and administrative staff, public company reporting costs, legal, accounting, printing and media costs, capital-raising costs, and costs for general operations.
     Other Income (Expense) — Interest income was approximately $1,000 for the three months ended March 31, 2010 compared to effectively no interest income for the three months ended March 31, 2009, an increase of approximately $1,000. The increase in interest income was attributable to our higher average amount of cash equivalents on hand during the three months ended March 31, 2010 compared to the same period in 2009.
     Interest Expense — Interest expense was approximately $1,000 for the three months ended March 31, 2010, compared to interest expense of approximately $179,000 for the same period in 2009, a decrease of $178,000. The decrease in interest expense was due to the payment or conversion to equity securities of debt obligations during 2009. The approximate net decrease in interest expense for each note payable obligation is shown in the table below:

	Three months ended
	March 31,	March 31,	Increase
Note Payable Obligation	2010	2009	(Decrease)
Senior promissory bridge notes	$—	$—	$—)
Senior convertible notes	—	16,000	(16,000)
2008 Senior secured notes	—	162,000	(162,000)
Other short-term financing	1,000	1,000	—)

Total notes payable	$1,000	$179,000	$(178,000)

Non-cash Interest included above	None	$177,000	$(177,000)

     We entered into a series of senior secured notes with a single investor during 2008 borrowing up to an approximate amount of $2,209,000 (including interest). These senior secured notes were paid off in June 2009. For the three months ended March 31, 2009, we incurred non-cash interest expense of approximately $161,000 related primarily to the amortization of discounts on notes payable, the amortization of deferred financing costs and interest satisfied through the issuance of promissory notes.
     Derivative Gain (Loss) — At March 31, 2010, we had outstanding warrants to purchase 8,282,198 shares of our common stock. Included in these warrants are outstanding warrants to purchase 1,342,195 shares that are considered to be derivative instruments since the agreements contain “down round” provisions whereby the number of shares covered by the warrants is subject to change in the event of certain dilutive stock issuances. The fair value of these derivative instruments at March 31, 2010 was approximately $1,620,000 and is included in Derivative Warrant Liability, a current liability. Changes in fair value of the derivative financial instruments are recognized currently in the Statement of Operations as a Derivative Gain (Loss). The primary underlying risk exposure pertaining to the warrants is the change in fair value of the underlying common stock. The Derivative gain on warrants subject to “down round” provisions for the three months ended March 31, 2010 amounted to approximately $296,000. During the three months ended March 31, 2010, warrants to purchase 143,793 shares of common stock were exercised which resulted in a reclassification to additional paid-in capital in the amount of approximately $200,000. The Derivative loss on warrants subject to “down round” provisions for the three months ended March 31, 2009 amounted to approximately $251,000.
     Gain on Extinguishment of Financial Advisory Fee Payable — On September 30, 2009, we entered into the Letter with BHP extending the due date of the Fee payable by us to BHP in connection with placement agent services provided by BHP pursuant to an engagement letter dated June 30, 2009. The Fee was originally due upon the earlier of (i) our net cash balance exceeding $2,000,000 or (ii) October 1, 2009. The Letter provides that the Fee is due and payable by us upon the earlier of (i) our net cash balance exceeding $2,000,000 or (ii) March 31, 2010. On March 16, 2010, BHP agreed that we do not owe BHP any fees pursuant to any and all previous agreements between BHP and us. Accordingly, the Fee was waived and we recorded a gain on extinguishment of financing fee payable of $200,000 in March 2010.
     Net Loss — As a result of the factors described above, we had a net loss of approximately $1,882,000 for the three months ended March 31, 2010 compared to approximately $1,291,000 for the three months ended March 31, 2009.
Liquidity and Capital Resources
     We have financed our operations since inception primarily through private sales of our common stock and preferred stock, the issuance of convertible promissory notes and secured promissory notes, the issuance of intellectual property and product licenses and cash received in connection with exercises of common stock purchase options and warrants. As of March 31, 2010, we had approximately $1,897,000 of cash and cash equivalents, with no other short term investments.
     Net cash used in operating activities was approximately $1,580,000 for the three months ended March 31, 2010. The use of cash in operating activities was primarily attributable to the net loss of approximately $1,882,000 for the three months ended March 31, 2010. The net loss was offset by non-cash expenses of approximately $38,000 for depreciation and amortization, approximately $60,000 for share-based compensation expense, approximately $620,000 for fair value of warrants and common stock provided to outside service providers, approximately $46,000 for fair value of options provided to outside service providers, and approximately $113,000 for fair value of common stock granted as a charitable contribution. The net loss was positively impacted by a non-cash gain on extinguishment of financial advisory fee payable in the amount of $200,000 and a non-cash gain of approximately $296,000 related to a fair value adjustment to the derivative liability balance. Net cash was used due to a decrease in accounts payable of approximately $24,000, a decrease in deferred revenue of approximately $14,000, a decrease in accrued expenses and other liabilities of approximately $115,000 and an increase in prepaid expenses and other current assets in the amount of $57,000. A decrease in accounts receivable provided approximately $130,000 of cash.
     Net cash used by investing activities was approximately $1,000 for the three months ended March 31, 2010 and related to the purchase office equipment.
     Net cash provided by financing activities was approximately $2,311,000 for the three months ended March 31, 2010, primarily attributable to approximately $2,311,000 (net of cash financing costs) from the sale of common stock and warrants in February 2010 less approximately $451 for a capital lease payment.
     At March 31, 2010, we had outstanding warrants to purchase 8,282,198 shares of common stock at exercise prices ranging from $0.50 to $5.80.

     As of May 7, 2010, we had cash and cash equivalents of approximately $958,000.
     We continue to aggressively pursue additional financing from existing relationships (prior shareholders, investors and lenders) and from new investors. We have engaged investment banking firms to assist us with these efforts.
     As of February 4, 2010, we entered into a Common Stock and Warrant Purchase Agreement (the “February Agreement”) with certain strategic institutional and accredited investors in connection with a private placement (the “February Financing”) of shares of our Common Stock, at a price of $1.50 per share (the “February Shares”). Under the terms of the February Agreement, each investor shall receive warrants to purchase a number of shares of Common Stock with an exercise price of $2.25 per share equal to fifty percent (50%) of the number of February Shares purchased by such investor (the “February Warrants”).
     We received gross proceeds of approximately $2,455,000 in connection with the February Financing.
     Pursuant to the February Agreement, we issued an aggregate of 818,362 February Warrants to the investors with a fair value of approximately $1,379,000. The February Warrants are immediately exercisable and expire no later than five (5) years from the date of issuance. The exercise price is subject to adjustment for stock splits, combinations or similar events. The February Warrants allow for cashless exercise. An exercise under the February Warrants may not result in the holder beneficially owning more than 4.99% or 9.99%, as applicable, of all of the Common Stock outstanding at the time; provided, however, that a holder may waive the foregoing provision upon sixty-one (61) days’ advance written notice to the Company.
     The offer, sale and issuance to the investors of the February Shares, February Warrants, and shares of Common Stock issuable upon the exercise of the February Warrants have been made in reliance on the statutory exemption from registration in Section 4(2) of the Securities Act, have not been and will not be registered under the Securities Act, and unless so registered, may not be offered or sold in the United States, except pursuant to an applicable exemption from the registration requirements of the Securities Act, and applicable state securities laws. We are not required to register for resale under the Securities Act (i) the February Shares issued to the investors, (ii) the February Warrants or (iii) the Common Stock issuable upon the exercise of the February Warrants.
     We manage our costs aggressively and have increased our operating efficiencies while advancing our product development and clinical programs, thereby maximizing the time available to obtain additional financing. In order to continue to advance our product development, clinical programs, pursuit of FDA approval for Symphony and financing activities, and support of our intellectual property and product licensing arrangements, we have seen an increase in our monthly operating costs associated with salaries and benefits, product development and contract manufacturing, legal costs (including costs associated with intellectual property monitoring) and other working capital costs. In order to fund these activities and achieve our business objectives, we plan to rely primarily on raising equity capital. Financing delays in the future could cause us to delay or halt our product development and clinical programs. Although we continue to vigorously pursue acceptable financing, there can be no guarantee that additional capital will be available in sufficient amounts on terms favorable to us, if at all.
     The current economic conditions have had a significant impact on our ability to raise necessary capital to fund our product development and clinical programs in accordance with our original projected level of operations. We believe that uncertainties in the financial markets have had an impact on the availability of financing for us. Our product development, clinical programs and FDA meetings and communication plans will be conducted to the extent possible based on available funding from investors. Without sufficient funding for our programs, our progress to obtain regulatory approval for Symphony and our specialty pharmaceutical candidate Durhalieve may be delayed.
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
     We conduct our operations in leased facilities pursuant to a lease that expires in March 2011. Our property and equipment does not include manufacturing machinery and is limited to laboratory testing equipment, office furniture and computer systems (network hardware and software and employee desk top systems). Except for the purchase (possibly through capital lease financing) of tooling, molds and dies in connection with Symphony and Prelude, we do not anticipate any significant purchases or sales of property and equipment during the next 12 months.
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
PART II—OTHER INFORMATION
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
     On January 21, 2010, we issued 60,000 shares of common stock as a charitable contribution. The shares were issued in a transaction not involving any public offering pursuant to an exemption from registration under Section 4(2) of the Securities Act.
Item 6. Exhibits.
     The Exhibits listed in the Exhibit Index immediately preceding such Exhibits are filed with or incorporated by reference in this report.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ECHO THERAPEUTICS, INC.
Date: May 17, 2010
	By:	/s/ Patrick T. Mooney, M.D.
Patrick T. Mooney, M.D.
Chief Executive Officer and Chairman of the Board

	By:	/s/ Harry G. Mitchell, CPA
Harry G. Mitchell, CPA
Chief Operating Officer, Chief Financial Officer and Treasurer

EXHIBIT INDEX

Exhibit No.	Item.
10.1
Common Stock and Warrant Purchase Agreement by and among the Company and the Investors named therein, dated as of February 4, 2010, is incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K dated February 4, 2010.

10.2	Form of Common Stock Purchase Warrant incorporated herein by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K dated February 4, 2010.

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Operating Officer, Chief Financial Officer and Treasurer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Operating Officer, Chief Financial Officer and Treasurer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.