Form 10-Q
period 2010-06-30
Echo Therapeutics, Inc.
filed 2010-08-16
CIK 1031927

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
________________

FORM 10-Q
________________

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010.

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to __________.

Commission File Number: 000-23017

________________

ECHO THERAPEUTICS, INC.
(Exact name of registrant as specified in its charter)

________________

Delaware	41-1649949
(State or other jurisdiction of	(I.R.S. Employer Identification Number)
incorporation or organization)

10 Forge Parkway, Franklin, MA	02038
(Address of principal executive offices)	(Zip code)

(508) 553-8850
(Registrant’s telephone number, including area code)
________________

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

As of August 13, 2010, 29,108,245 shares of the registrant’s Common Stock. $0.01 par value, were issued and outstanding.

ECHO THERAPEUTICS, INC.
Quarterly report on Form 10-Q for the period ended June 30, 2010

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Echo Therapeutics, Inc. Consolidated Balance Sheets
	As of
	June 30,	December 31,
	2010	2009
ASSETS	Unaudited
Current Assets:
Cash and cash equivalents	$618,064	$1,166,858
Accounts receivable	64,615	130,036
Prepaid expenses and other current assets	322,262	226,641
Total current assets	1,004,941	1,523,535

Property and Equipment, at cost:
Computer equipment	265,335	262,278
Office and laboratory equipment (including assets under capitalized leases)	618,723	618,723
Furniture and fixtures	14,288	14,288
Manufacturing equipment	129,320	129,320
Leasehold improvements	177,768	177,768
	1,205,434	1,202,377
Less-Accumulated depreciation and amortization	(1,157,584)	(1,143,167)
Net property and equipment (including assets under capitalized leases)	47,850	59,210

Other Assets:
Restricted cash	9,749	9,749
Intangible assets, net of accumulated amortization	9,649,656	9,708,822
Deposits and other assets	-	2,000
Total other assets	9,659,405	9,720,571
Total assets	$10,712,196	$11,303,316

The accompanying notes are an integral part of these consolidated financial statements.

	As of
	June 30,	December 31,
	2010	2009
	Unaudited

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$458,005	$948,712
Deferred revenue	433,560	591,051
Current portion of capital lease obligation	1,970	1,874
Derivative warrant liability	1,244,403	2,116,696
Accrued expenses and other liabilities	181,323	481,679
Total current liabilities	2,319,261	4,140,012

Capital lease obligation, net of current portion	7,237	8,247
Deferred revenue, net of current portion	98,371	122,451
Total liabilities	2,424,869	4,270,710

Commitments

Stockholders' Equity:
Perpetual, Redeemable Preferred Stock:
Series B, authorized 40,000 shares, issued and outstanding 146.8955 and 141.2281 shares at June 30, 2010 and December 31, 2009, respectively (preference
in liquidation of $1,468,955 at June 30, 2010)	2	2
Convertible Preferred Series:
Series C, authorized 10,000 shares, issued and outstanding 4,918.1 shares at June 30, 2010
and December 31, 2009	49	49
Common stock, $0.01 par value, authorized 100,000,000 shares, issued and outstanding
29,083,245 and 27,045,792 shares at June 30, 2010 and December 31, 2009, respectively	290,834	270,459
Additional paid-in capital	77,807,169	74,155,716
Accumulated deficit	(69,810,727)	(67,393,620)
Total stockholders' equity	8,287,327	7,032,606
Total liabilities and stockholders' equity	$10,712,196	$11,303,316

The accompanying notes are an integral part of these consolidated financial statements.

Echo Therapeutics, Inc. Consolidated Statements of Operation Unaudited
	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009

Licensing revenue	$167,599	$121,032	$181,571	$121,032
Other revenue	96,520	-	96,520	-
Total revenues	264,119	121,032	278,091	121,032

Operating Expenses:
Research and development	564,616	406,428	1,678,101	694,644
Selling, general and administrative	610,875	848,232	1,888,498	1,421,596
Total operating expenses	1,175,491	1,254,660	3,566,599	2,116,240

Loss from operations	(911,372)	(1,133,628)	(3,288,508)	(1,995,208)

Other Income (Expense):
Interest income	481	537	1,172	926
Interest expense	(618)	(73,775)	(1,707)	(252,482)
(Loss) on extinguishment of debt	-	(1,851,668)	-	(1,851,668)
Gain on extinguishment of financial advisor fee payable	-	-	200,000	-
Derivatives gain (loss)	375,948	(3,716,316)	671,936	(3,967,748)
Other income (expense), net	375,811	(5,641,222)	871,401	(6,070,972)

Net loss	(535,561)	(6,774,850)	(2,417,107)	(8,066,180)

Deemed dividend on beneficial conversion of Series A and A-1 Preferred Stock	-	(2,426,876)	-	(2,426,876)
Accretion of dividends on Convertible Preferred Stock	-	(69,003)	-	(126,676)
In-kind dividends on Perpetual Redeemable Preferred Stock	(28,815)	-	(56,674)	-
Net loss applicable to common shareholders	$(564,376)	$(9,270,729)	$(2,473,781)	$(10,619,732)
Net loss per common share, basic and diluted	$(0.02)	$(0.46)	$(0.09)	$(0.54)
Basic and diluted weighted average common shares outstanding	29,071,377	20,067,002	28,659,312	19,725,471

The accompanying notes are an integral part of these consolidated financial statements.

Echo Therapeutics, Inc. Consolidated Statements of Cash Flows Unaudited
	Six Months Ended June 30,
	2010	2009
Cash Flows From Operating Activities:
Net loss	$(2,417,107)	$(8,066,180)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	73,583	80,149
Share-based compensation	99,412	667,117
Fair value of common stock issued for charitable contributions	113,400	—
Fair value of common stock and warrants issued for services	901,393	276,853
Fair value of options issued for services	46,109	—
Derivative (gain) loss	(671,936)	3,967,748
Non-cash gain on extinguishment of financial advisor fee payable	(200,000)	—
Non-cash loss on extinguishment of debt	—	1,819,574
Non-cash interest expense	—	234,444
Changes in assets and liabilities:
Accounts receivable	65,421	—
Prepaid expenses and other current assets	(95,621)	(1,405)
Deposits and other assets	2,000	—
Accounts payable	(490,707)	(4,715)
Deferred revenue	(181,571)	1,128,968
Accrued expenses and other liabilities	(100,356)	81,979
Net cash (used in) provided by operating activities	(2,855,980)	184,532

Cash Flows from Investing Activities:
Purchase of property and equipment	(3,057)	—
Decrease in restricted cash	—	501
Net cash (used in) provided by investing activities	(3,057)	501

Cash Flows From Financing Activities:
Proceeds from the sale of Series A-2 preferred stock, net of expenses	—	699,576
Proceeds from Senior Secured Note	—	1,990,000
Payments on Convertible Notes and Warrants	—	(2,209,426)
Proceeds from the sale of common stock, net of expenses	2,311,157	—
Principal payments for capital lease obligations	(914)	—
Deferred financing costs	—	(467)
Dividends paid in cash on Series A, A-1 and A-2 preferred stock	—	(46)
Net cash provided by financing activities	2,310,243	479,637

Net Increase (Decrease) in Cash and Cash Equivalents	(548,794)	664,670
Cash and Cash Equivalents, beginning of period	1,166,858	242,867
Cash and Cash Equivalents, end of period	$618,064	$907,537

The accompanying notes are an integral part of these consolidated financial statements.

Echo Therapeutics, Inc
Consolidated Statements of Cash Flows
Unaudited
	Six Months ended June 30,
	2010	2009
Supplemental Disclosure of Cash Flow Information and Non Cash Financing Transactions:
Cash paid for interest	$1,707	$18,038
Accretion of dividend on Series A, A-1 and A-2 Convertible Preferred Stock	$—	$859
In-kind dividend paid on Series B Convertible Preferred Stock	$56,674	$—
Derivative warrant liability reclassified from stockholders’ equity	$—	$1,080,118
Senior Convertible Notes issued for accrued interest	$—	$13,279
Deemed dividend on beneficial conversion of Series A and A-1 Preferred Stock	$—	$2,426,876
Conversion of Senior Secured Note to Series B and Series C Preferred	$—	$2,006,031
Reclassification of derivative liability to additional paid-in capital	$200,357	$3,063,165
Fair value of warrants issued to financial advisors as financing costs	$217,141	$—
Exchange of Series A, A-1 and A-2 Preferred Stock to Series C Preferred Stock and common stock	$-	$3,724,529

The accompanying notes are an integral part of these consolidated financial statements.

Echo Therapeutics, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Period Ended June 30, 2010 (Unaudited)

(1)	ORGANIZATION, BASIS OF PRESENTATION AND GOING CONCERN

Echo Therapeutics, Inc. is a transdermal medical device company with deep expertise in advanced skin permeation technology that is initially focused on diabetes care and needle-free drug delivery.  Echo is developing its Prelude™ SkinPrep System (“Prelude”) as a platform technology to allow for significantly enhanced and painless skin permeation that will enable two important applications:

•	Analyte extraction, with the Symphony™ tCGM System (“Symphony”) for needle-free, continuous glucose monitoring in hospital patients and diabetics as the first application.

•	Needle-free drug delivery, with the topical delivery of lidocaine as the first application. Additional applications for painless, needle-free delivery of drugs are planned.

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Sontra Medical, Inc., a Delaware corporation. All significant inter-company balances and transactions have been eliminated in consolidation.

The accompanying unaudited consolidated financial statements have been prepared in conformity with generally accepted accounting principles in the United States (“GAAP”) consistent with those applied in, and should be read in conjunction with, the Company’s audited financial statements and related footnotes for the year ended December 31, 2009 included in the Company’s Annual Report on Form 10-K as filed with the United States Securities and Exchange Commission (“SEC”) on March 31, 2010. The unaudited consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the Company’s financial position as of June 30, 2010 and its results of operations and cash flows for the interim periods presented and are not necessarily indicative of results for subsequent interim periods or for the full year. The interim financial statements do not include all of the information and footnotes required by GAAP for complete financial statements and allowed by the relevant SEC rules and regulations; however, the Company believes that its disclosures are adequate to ensure that the information presented is not misleading.

Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As of June 30, 2010, the Company had cash of approximately $618,000, a working capital deficit of approximately $1,314,000 and an accumulated deficit of approximately $69,811,000. Although the Company has issued securities through senior promissory notes, secured promissory notes and a series of private placements to raise capital in order to fund its operations, it is not known whether the Company will be able to continue this practice or obtain other types of financing to meet its cash operating expenses. This, in turn, raises substantial doubt about the Company’s ability to continue as a going concern. Management is currently pursuing additional financing and such financing is expected to be completed during 2010; however, no assurances can be given as to the success of these plans. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

(2)  INTANGIBLE ASSETS

As of June 30, 2010 and December 31, 2009, intangible assets related to the acquisition of assets from Durham Pharmaceuticals Ltd. in 2007 are as follows:

			June 30, 2010		December 31, 2009
	Estimated		Accumulated	Net	Net
	Life	Cost	Amortization
Contract related intangible asset:
Cato Research discounted contract	3 years	$355,000	$330,344	$24,656	$83,822
Technology related intangible assets:
Patent for the AzoneTS-based product candidates and formulation	8 years	1,305,000	—	1,305,000	1,305,000
Drug Master Files containing formulation, clinical and safety documentation used by the FDA	8 years	1,500,000	—	1,500,000	1,500,000
Two (2) in-process Durhalieve-related pharmaceutical products	8 years	6,820,000	—	6,820,000	6,820,000
Total technology related intangible assets		9,625,000	—	9,625,000	9,625,000
Total		$9,980,000	$330,344	$9,649,656	$9,708,822

The technology related intangible assets are being amortized on a straight line basis over approximately 8 years beginning with the start of its useful life, which the Company has estimated to be 2011, and the contract related intangible asset over approximately 3 years beginning with the date of acquisition. Amortization expense was approximately $30,000 and $59,000 for the three and six months ended June 30, 2010 and 2009, respectively, and is included in research and development in the Statement of Operations.

(3)  CAPITAL AND OPERATING LEASE COMMITMENTS

Capital lease obligation at June 30, 2010 and December 31, 2009 consisted of the following:

	June 30,	December 31,
	2010	2009
Capital lease obligation	$9,207	$10,121
Less current portion of capital lease obligation	1,970	1,874
Capital lease obligation, net of current portion	$7,237	$8,247

Capital Lease — In 2009, the Company entered into a five-year lease of an office copier which is included with the Office and Laboratory Equipment. The value of the equipment capitalized was approximately $11,000. The lease payments of $234 per month, payable in arrears, reflect a 10% interest rate. Accumulated depreciation on the leased copier as of June 30, 2010 was approximately $2,200. During the three months ended June 30, 2010 and 2009, interest expense related to the capital lease obligation was approximately $250 and none, respectively. The interest expense related to the capital lease obligation was approximately $500 and none for the six months ended June 30, 2010 and 2009, respectively.

Operating Lease — The Company leases approximately 13,000 square feet of manufacturing, laboratory and office space in a single facility located in Franklin, Massachusetts under a lease expiring March 31, 2011. Future minimum lease payments under this operating lease are approximately as follows:

Amount
For the years ending December 31,
2010	$92,000
2011	46,000
Total	$138,000

The Company’s facilities lease expense was approximately $43,000 and $46,000 for the three months ended June 30, 2010 and 2009, respectively. The lease expense was approximately $94,000 and $93,000 for the six months ended June 30, 2010 and 2009, respectively

(4)  DERIVATIVE INSTRUMENTS

Derivative financial instruments are recognized as a liability on the consolidated balance sheet and measured at fair value.

At June 30, 2010 and December 31, 2009, the Company had outstanding warrants to purchase 8,282,652 and 7,356,502 shares of its common stock, respectively. Included in these outstanding warrants at June 30, 2010 are warrants to purchase 1,342,649 shares that are considered to be derivative instruments since the agreements contain “down round” provisions whereby the number of shares covered by the warrants is subject to change in the event of certain dilutive stock issuances. The fair value of these derivative instruments at June 30, 2010 was approximately $1,244,000 and is included in Derivative Warrant Liability, a current liability. Changes in fair value of the derivative financial instruments are recognized currently in the Statement of Operations as a Derivatives Gain or Loss. The Derivative Gain in the three and six months ended June 30, 2010 was approximately $376,000 and $672,000, respectively. The Derivative loss in the three and six months ended June 30, 2009 was approximately ($3,716,000) and ($3,968,000), respectively.

The primary underlying risk exposure pertaining to the warrants is the change in fair value of the underlying common stock for each reporting period. For the six months ended June 30, 2010, warrants with down round provisions to purchase 143,793 shares were exercised which resulted in a reclassification to additional paid-in capital in the amount of approximately $200,000.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

Assets and liabilities measured at fair value on a recurring basis are summarized below:

	June 30, 2010
	Level 1	Level 2	Level 3	Fair Value
Liabilities:
Derivative warrant liability	$—	$1,244,403	$—	$1,244,403

	December 31, 2009
	Level 1	Level 2	Level 3	Fair Value
Liabilities:
Derivative warrant liability	$—	$2,116,696	$—	$2,116,696

   The Company may also be required, from time to time, to measure certain other financial assets at fair value on a nonrecurring basis. These adjustments to fair value usually result from application of lower-of-cost-or-market accounting or write-downs of individual assets. In the three and six months ended June 30, 2010, there were no such other adjustments.

(6)  PREFERRED STOCK

The Company is authorized to issue up to 40,000,000 shares of preferred stock with such rights, preferences and privileges as are fixed by the Board of Directors.

Convertible Preferred Stock

The Company has authorized 2,636,363 shares, 2,000,000 shares and 4,400,000 shares of Series A, Series A-1 and Series A-2 Convertible Preferred Stock, respectively.  As of June 30, 2010 and December 31, 2009, there were no shares issued and outstanding in these Series.

The Company has authorized 10,000 shares of Series C Preferred Stock (the “Series C Stock”), of which 4,918.1 shares were issued and outstanding as of June 30, 2010 and December 31, 2009.

Series B Perpetual, Redeemable Preferred Stock

The Company has authorized 40,000 shares of non-convertible, redeemable Series B Perpetual Preferred Stock (the “Series B Stock”), of which 146.8955 shares were issued and outstanding as of June 30, 2010, and 141.2281 shares were issued and outstanding at December 31, 2009.  In the three months ended June 30, 2010, the Company paid in-kind dividends in the form of 2.8815 shares of Series B Stock with a face value of approximately $29,000.

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

On March 16, 2010, the Company entered into an additional agreement with the Series B Holder pursuant to which the Series B Holder waived both the 25% Redemption identified in the January 19, 2010 letter and the redemption required by the Series B Certificate with respect to amounts received in the February 2010 financing through March 16, 2010. Accordingly, redemption in the amount of approximately $614,000 was waived by the Series B Holder in connection with the February 2010 financing.

(7)  COMMON STOCK

The Company has authorized 100,000,000 shares of common stock, $0.01 par value per share at June 30, 2010 and December 31, 2009 of which 29,083,245 and 27,045,792 shares were issued and outstanding as of June 30, 2010 and December 31, 2009, respectively.

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

Issuance of Restricted Stock for Services

In April 2010, the Company issued 30,000 shares of its common stock with a fair value of approximately $48,000 to a vendor’s designee in consideration for investor relations services. In the three months ended June 30, 2010, the Company recorded $20,000 of selling, general and administrative expense and approximately $28,000 of unrecognized expense related to this arrangement.

(8)  STOCK OPTION PLANS

In 1997, the Company adopted its 1997 Long-Term Incentive and Stock Option Plan (the “1997 Plan”). Pursuant to the 1997 Plan, the Company’s Board of Directors (or committees and/or executive officers delegated by the Board of Directors) may grant incentive and nonqualified stock options to the Company’s employees, officers, directors, consultants and advisors. As of June 30, 2010, there were options to purchase an aggregate of 25,000 shares of common stock outstanding under the 1997 Plan and no shares available for future grants under the 1997 Plan.

In connection with the Company’s strategic merger with ChoiceTel in 2002, the Company assumed all outstanding options under the 1999 Sontra Medical, Inc. Stock Option and Incentive Plan (the “1999 Plan”). The Company may not grant any additional options under the 1999 Plan. The Company assumed options to purchase an aggregate of 86,567 shares of common stock under the 1999 Plan. As of June 30, 2010, there were options to purchase an aggregate of 5,780 shares of common stock outstanding under the 1999 Plan and none available for future grants.

In March 2003, the Company’s shareholders approved its 2003 Stock Option and Incentive Plan (the “2003 Plan”). Pursuant to the 2003 Plan, the Company’s Board of Directors (or committees and/or executive officers delegated by the Board of Directors) may grant incentive and nonqualified stock options, restricted stock and other stock-based awards to the Company’s employees, officers, directors, consultants and advisors. As of June 30, 2010, the maximum aggregate number of shares that may be authorized for issuance under the 2003 Plan for all periods is 1,600,000. As of June 30, 2010, there were restricted shares of common stock and options to purchase an aggregate of 1,545,000 shares of common stock outstanding under the 2003 Plan and 42,000 shares available for future grants under the 2003 Plan.

On May 20, 2008, the Company’s shareholders approved the Echo Therapeutics, Inc. 2008 Equity Compensation Plan (the “2008 Plan”). The 2008 Plan provides for grants of incentive stock options to employees and nonqualified stock options and restricted stock to employees, consultants and non-employee directors of the Company. As of June 30, 2010, the number of shares authorized for issuance under the 2008 Plan was 2,700,000 shares. As of June 30, 2010, there were restricted shares of common stock and options to purchase an aggregate of 1,894,750 shares of common stock outstanding under the 2008 Plan and 805,250 shares available for future grants under the 2008 Plan.

Share-Based Compensation

For options and restricted stock issued and outstanding during the six months ended June 30, 2010 and 2009, the Company recorded additional paid-in capital and non-cash compensation expense of approximately $99,000 and $667,000, respectively, each net of estimated forfeitures.

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

The assumptions used principally for options granted to employees and members of the Company’s Board of Directors in the six months ended June 30, 2010 and 2009 were as follows:

	2010	2009
Risk-free interest rate	2.97 - 3.71%	2.43% – 3.53%
Expected dividend yield	—	—
Expected term (employee / director grants)	6.75 years	6.75 years
Forfeiture rate (excluding fully vested options)	0% - 37%	11% - 33%
Expected volatility	145% - 151%	150% - 155%

A summary of option activity under the Company’s stock plans and options granted to officers of the Company outside any plan as of June 30, 2010 and changes during the six months then ended is presented below:

Options	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2010	2,924,530	$0.90
Granted	100,000	1.70
Exercised	—	—
Forfeited or expired	(5,000)	0.40

Outstanding at June 30, 2010	3,019,530	$0.93	7.31 years	$1,821,200
Exercisable at June 30, 2010	2,836,233	$0.93	7.33 years	$1,726,231

The weighted-average grant-date fair value of options granted during the six months ended June 30, 2010 was $1.55 per share. Share-based compensation expense recognized in the six months ended June 30, 2010 was approximately $46,000 for options granted in the six months ended June 30, 2010. Total share-based compensation expense recognized in the six months ended June 30, 2010 was approximately $99,000. As of June 30, 2010, there was approximately $737,000 of total unrecognized compensation expense related to non-vested share-based option compensation arrangements. With the exception of the unrecognized share-based compensation related to certain restricted stock grants to officers and employees that contain performance conditions  related to United States Food and Drug Administration (“FDA”) approval for Symphony or the sale of substantially all of the stock or assets of the Company, unrecognized compensation is expected to be recognized over the next 12 months.

Restricted Stock Grants

During the quarter ended June 30, 2010, the Company recognized approximately $130,000 of selling general and administrative expense related to 150,000 shares of its unregistered common stock previously issued to a vendor in consideration for investor relations services.  This amount represents the portion of the total fair value of the shares from the date of the grant until June 30, 2010.  The remaining fair value of $93,000 is included in prepaid expense at June 30, 2010 and will be amortized over the remaining period of the agreement.

As of June 30, 2010, the Company had outstanding restricted stock grants amounting to 2,323,094 shares at a weighted-average grant-date fair value of $1.24 per share. Of the outstanding vested restricted stock grants, 468,500 shares have not been registered under the Securities Act. A summary of the status of the Company’s non-vested restricted stock grants as of June 30, 2010, and changes during the six months ended June 30, 2010, is presented below:

Nonvested Shares	Shares	Weighted- Average Grant-Date Fair Value
Non-vested at January 1, 2010	1,779,594	$1.13
Granted	40,000	1.65
Vested	(170,000)	(1.51)
Forfeited	--	--
Non-vested at June 30, 2010	1,649,594	$1.13
Vested at June 30, 2010	673,500	$1.62

As of June 30, 2010, there was approximately $1,651,000 of total unrecognized compensation expense related to non-vested share-based restricted stock arrangements granted under the Company’s stock plans. As of June 30, 2010, the Company cannot estimate the timing of completion of performance vesting requirements included in these restricted stock grant arrangements.

(9)  WARRANTS

At June 30, 2010, the Company had the following outstanding warrants:

	Number of
	Shares	Exercise	Date of
	Exercisable	Price	Expiration
Granted to investors and placement agent in private placement.	476,830	$5.80	3/7/2011
Granted to investors and placement agent in private placement.	419,250	$1.32	6/15-7/16/2012
Granted to investors and placement agent in private placement.	180,000	$0.75	6/15/2012
Granted to financial investment advisor	6,000	$1.46	7/25/2012
Granted to financial advisor in connection with an acquisition	80,750	$1.92	9/14/2012
Granted to financial investment advisor	39,978	$1.36	2/11/2013
Granted to investors in private placement	733,412	$0.50	2/11/2013
Granted to investors in private placement	641,681	$1.61	3/24/2013
Granted to investors in private placement of preferred stock	121,663	$0.75	9/30/2013
Granted to investors in private placement of preferred stock	32,249	$1.00	9/30/2013
Granted to investors in private placement of preferred stock	198,333	$1.50	10/28/2013
Granted to investors in private placement of preferred stock	70,000	$0.75	10/31/2013
Granted to investors in private placement of preferred stock	640,000	$0.75	2/28/2014
Granted to vendor	50,000	$0.70	3/2/2012
Granted to vendor	60,000	$0.60	3/15/2014
Granted to investors in private placement	400,000	$1.59	6/30/2014
Granted to investors in private placement	1,598,339	$2.00	11/13/2014
Granted to investors in private placement	800,000	$1.60	11/13/2014
Granted to placement agent in private placement	256,906	$1.50	11/13/2014
Granted to vendor	50,000	$2.00	12/1/2012
Granted to investors in private placement	315,000	$2.00	12/3/2014
Granted to placement agent in private placement	45,000	$1.38	12/3/2014
Granted to investors in private placement	811,987	$2.25	2/9/2015
Granted to placement agents in private placement	128,899	$2.25	2/9/2015
Granted to investor in private placement	6,375	$2.25	3/18/2015
Granted to financial investment advisor	100,000	$1.50	2/10/2013
Granted to financial investment advisor	20,000	$2.00	3/3/2013

Total	8,282,652

Weighted average exercise price		$1.78
Weighted average duration in years			3.52 years

(10)	LICENSING AND OTHER REVENUE

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

The Company received a licensing fee of $750,000 upon execution of the Ferndale License. The Company recognizes the upfront, nonrefundable payments as revenue on a straight-line basis over the contractual or estimated performance period. During the six months ended June 30, 2010, the estimated date of performance under the License was extended a total of six months and approximately $109,000 and $107,000 of the nonrefundable license revenue was recognized in the six months ended June 30, 2010 and 2009, respectively.  Approximately $237,000 of remaining deferred revenue is recognizable over the next 12 months and is shown as current deferred revenue. There was no licensing revenue or deferred revenue in the six months ended June 30, 2009.

Other Revenue — The Company has retained contract engineering services in connection with product development pursuant to the Ferndale License and the Company is reimbursed by Ferndale for the cost of product development engineering services. Other Revenue of approximately $97,000 relates to product development costs incurred during the six months ended June 30, 2010. The expenses billed to the Company are included in Research and Development expenses on the Statements of Operations. There was no markup on these expenses. There was no Other Revenue in the six months ended June 30, 2009.

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

The Company received a licensing fee of approximately $500,000 upon execution of the Handok License. The Company recognizes the upfront, nonrefundable payments as revenue on a straight-line basis over the contractual or estimated performance period. During the six months ended June 30, 2010, the estimated date of performance under the Handok License was extended a total of six months and approximately $72,000 of the non-refundable license revenue was recognized in the six months ended June 30, 2010.   Approximately $197,000 is recognizable over the next 12 months and is shown as current deferred revenue and approximately $98,000 is recognizable as revenue beyond the 12 month period and is classified as non-current. Approximately $14,000 of the nonrefundable license revenue was recognizable in the six months ended June 30, 2009.

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

On September 30, 2009, the Company and BHP entered into a letter agreement (the “Letter”) extending the due date of a $200,000 placement fee (the “Fee”) payable by the Company to BHP to in connection with placement agent services provided by BHP pursuant to an engagement letter between the parties dated June 30, 2009.  The Fee was originally due upon the earlier of (i) the Company having a net cash balance in excess of $2,000,000 or (ii) October 1, 2009.  The Letter provides that the Fee is due and payable by the Company upon the earlier of (i) the Company having a net cash balance in excess of $2,000,000 or (ii) June 30, 2010.  On March 16, 2010, BHP LLC agreed that the Company does not owe BHP LLC any fees pursuant to any and all previous agreements between BHP LLC and the Company. Accordingly, the Fee was waived and the Company recorded a gain on extinguishment of financing fee payable of $200,000 in March 2010.

(12)  SUBSEQUENT EVENT

In August, 2010, the Company issued 25,000 shares of its common stock with a fair value of approximately $28,000 to a vendor’s designee in consideration for public relations services. The fair value of these common shares will be amortized to selling, general and administrative expenses over the term of the services.  The shares were issued in a transaction not involving any public offering pursuant to an exemption from registration under Section 4(2) of the Securities Act.

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

Overview

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As of June 30, 2010, we had cash of approximately $618,000, a working capital deficit of approximately $1,314,000 and an accumulated deficit of approximately $69,811,000. Through June 30, 2010, we have not been able to generate sufficient revenues from operations to cover costs and operating expenses. Although we have been able to obtain unsecured and secured debt and issue securities through a series of private placements to raise capital in order to fund our operations, it is not known whether we will be able to continue this practice, or be able to obtain other types of financing to meet our cash operating expenses. This, in turn, raises substantial doubt about our ability to continue as a going concern. Additional financing is necessary to fund operations for the remainder of 2010 and beyond. We are currently pursuing additional financing and such financing is planned to be completed during 2010; however, no assurances can be given as to the success of these plans. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Operating Plan

We are principally involved with product development, pursuing contract manufacturing, supporting our product licensees and planning clinical studies for our Symphony tCGM System and our Prelude SkinPrep System. Symphony is a next-generation, non-invasive (needle-free), wireless transdermal continuous glucose monitoring (“tCGM”) system designed to provide reliable, continuous blood glucose data conveniently and cost-effectively. We have completed our principal research and advanced the feasibility development of our Symphony prototype, including Prelude, and have engaged several product development, engineering, and contract manufacturing firms to assist us with our plan to finalize product development and advance our regulatory approval process through the FDA. We have completed several clinical studies in prior years using Symphony in an acute care (hospital) environment, as well as in ambulatory settings for Type 1 and Type 2 diabetics. In order to complete our product development and clinical development programs and obtain regulatory approval for Symphony, we need to obtain substantial additional financing.

In connection with a license agreement with Ferndale Pharma Group, Inc., we have substantially completed product development on Prelude for use as needle-free skin preparation prior to the application of lidocaine cream for fast-acting, local dermal anesthesia prior to a wide-range of needle-based medical procedures.  Currently, the Prelude System is being tested in a clinical trial for the topical delivery of lidocaine.

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

We have engaged a clinical research organization to advise us on the remaining product development requirements established by the FDA for our Durhalieve drug candidate. Presently, we are working to satisfy the FDA’s remaining manufacturing and clinical study requirements necessary to secure FDA approval of Durhalieve. In order to complete our product development program and to continue efforts to obtain regulatory approval for Durhalieve, we need to obtain substantial additional financing.

Research and Development

A significant portion of our research and development expenses includes salaries paid to personnel, outside product development design and engineering firms, and other contract service providers, as well as for the allocation of facilities costs.

Our product development efforts are principally concentrated on our medical device products: Symphony and Prelude. While our medical device product development programs are moving forward, financial constraints have prevented us from advancing these programs in accordance with the timelines we had originally anticipated.

In connection with our specialty pharmaceuticals pipeline and due to financial constraints, we have been unable to advance and finalize our AzoneTS product development programs as rapidly as we had originally anticipated, and none of the specialty pharmaceutical development programs have been completed. If we are unable to obtain sufficient funding necessary to complete our current planned development schedule for Durhalieve, then we may incur additional time and expenses to obtain FDA approval for Durhalieve and to commercialize Durhalieve. Should Durhalieve not receive FDA approval, then we may be required to write-off all or a portion of the intangible assets acquired as an impairment charge based on the specific facts and circumstances that will be evaluated at a future date.

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

On an ongoing basis, we evaluate our estimates and judgments for all assets and liabilities, including those related to stock-based compensation expense and the fair value determined for stock purchase warrants classified as derivative liabilities. We base our estimates and judgments on historical experience, current economic and industry conditions and on various other factors that are believed to be reasonable under the circumstances. This forms the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. There have been no changes in our critical accounting policies and estimates as filed with the SEC on June 30, 2010.

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

Results of Operations

As of June 30, 2010, we had eleven (11) employees and used the services of three (3) independent contractors. Of this group of employees and contractors, eight (8) are involved with finance and administration and six (6) are involved with research and development, and clinical and regulatory matters. In addition to these individuals, we utilize outside contract engineering and contract manufacturing firms to support our operations. Further, we have engaged a clinical research organization and several consulting firms involved with regulatory strategy and clinical trial planning. We believe that with sufficient funding during the next 12 months, we will increase the number of employees in the areas of engineering, clinical research and testing, regulatory and quality assurance.

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

Comparison of the six months ended June 30, 2010 and 2009

Licensing Revenue — We signed two licensing agreements, each with a minimum term of ten years, during 2009 that required up-front non-refundable license payments. The total up-front non-refundable license payments received in cash totaled $1,250,000. We are recognizing the upfront, nonrefundable payments as revenue on a straight-line basis over our contractual or estimated performance period. Accordingly, we determined that approximately $182,000 and $121,000 of the non-refundable license revenue was recognizable in the six months ended June 30, 2010 and 2009, respectively. This was an increase of approximately $61,000. Approximately $434,000 is recognizable over the next 12 months and is shown as current deferred revenue and approximately $98,000 that remains is recognizable as revenue beyond the 12 month period and is classified as non-current.

Other Revenue — We recognize amounts earned and billed under the license and collaboration agreements for reimbursement for research and development costs for contract engineering services. For the services rendered, principally third-party contract engineering services, the revenue recognized approximates the costs associated with the services.   Other revenue was approximately $97,000 and none for the six months ended June 30, 2010 and 2009, respectively.

Research and Development Expenses — Research and development expenses increased by approximately $983,000 to approximately $1,678,000 for the six months ended June 30, 2010 from approximately $695,000 for the six months ended June 30, 2009. Research and development expenses increased primarily as a result of our increased product development activity for Symphony and Prelude, for outside contract engineering and manufacturing  costs. During the six months ended June 30, 2009, our operations were at less than full capacity due to the pursuit of necessary funding for normal operating levels. Research and development expenses amounted to approximately 47% and 33% of total operating expenses during the six months ended June 30, 2010 and 2009, respectively, and included product development expenses for Prelude and Symphony, activities with contract engineering and manufacturing firms relating principally to Prelude and regulatory consulting expenses related to Symphony and Prelude. We used the services of several engineering and product development firms during the six months ended June 30, 2009 in connection with the development of Symphony and Prelude.

Selling, General and Administrative Expenses — Selling, general and administrative expenses increased by approximately $466,000 to approximately $1,888,000 for the six months ended June 30, 2010 from approximately $1,422,000 for the six months ended June 30, 2009. The net increase was due to the combination of a decrease of approximately $568,000 in share-based compensation expenses from approximately $667,000 in 2009 to approximately $99,000 in 2010, an increase of approximately $161,000 in salaries and payroll taxes, an increase of approximately $908,000 ($820,000 relates to non-cash expenses) in outside investor relations services, an increase in legal expenses of approximately of $14,000, an increase of approximately $113,000 in charitable contributions ($113,000 relates to non-cash expense) and an increase of approximately $16,000 in corporate excise taxes, a decrease of approximately $195,000 in consulting fees, and a net increase of approximately $17,000 in other expenses. Selling, general and administrative expenses represented 53% and 67% of total operating expenses during the six months ended June 30, 2010 and 2009, respectively. Share-based compensation expenses are non-cash charges relating to the fair value of restricted common stock, options and warrants to purchase our common stock issued to employees, directors and certain service providers. We are not engaged in selling activities and, accordingly, general and administrative expenses relate principally to salaries and benefits for our executive, financial and administrative staff, public company reporting costs, legal, accounting, printing and media costs, capital-raising costs, and costs for general operations.

Interest Income — Interest income was approximately $1,200 for the six months ended June 30, 2010 compared to approximately $1,000 for the six months ended June 30, 2009, an increase of approximately $200. The increase in interest income was attributable to our higher average amount of cash equivalents on hand during the six months ended June 30, 2010 compared to the same period in 2009.

Interest Expense — Interest expense was approximately $2,000 for the six months ended June 30, 2010, compared to interest expense of approximately $252,000 for the same period in 2009, a decrease of $250,000. The decrease in interest expense was due to the payment or conversion to equity securities of debt obligations during 2009. The approximate net decrease in interest expense for each note payable obligation is shown in the table below:

	Six months ended
Note Payable Obligation	June 30, 2010	June 30, 2009	Increase (Decrease)
Senior convertible notes	$—	$32,000	$(32,000)
2008 Senior secured notes	—	204,000	(204,000)
Other short-term financing	2,000	16,000	(14,000)
Total notes payable	$2,000	$252,000	$(250,000)

Non-cash Interest included above	None	$234,000	$(234,000)

Derivatives Gain (Loss) — At June 30, 2010, we had outstanding warrants to purchase 8,282,652 shares of our common stock. Included in these warrants are outstanding warrants to purchase 1,342,649 shares that are considered to be derivative instruments since the agreements contain “down round” provisions whereby the number of shares covered by the warrants is subject to change in the event of certain dilutive stock issuances. The fair value of these derivative instruments at June 30, 2010 was approximately $1,244,000 and is included in Derivative Warrant Liability, a current liability. Changes in fair value of the derivative financial instruments are recognized currently in the Statement of Operations as a Derivative Gain (Loss). The primary underlying risk exposure pertaining to the warrants is the change in fair value of the underlying common stock. The Derivative gain on warrants subject to “down round” provisions for the six months ended June 30, 2010 amounted to approximately $672,000. During the six months ended June 30, 2010, warrants to purchase 143,793 shares of common stock were exercised which resulted in a reclassification to additional paid-in capital in the amount of approximately $200,000.  The Derivative loss on warrants subject to “down round” provisions for the six months ended June 30, 2009 amounted to approximately $(3,968,000).

Loss on Extinguishment of Debt — There were no loss on the extinguishment of debt during the six months ended June 30, 2010.  During the six months ended June 30, 2009, the Company recorded a loss on extinguishment of debt in the amount of approximately $1,820,000 relating to the retirement of Senior Secured Convertible Notes in exchange for Series B Perpetual Preferred Stock and Series C Preferred Stock.  Additionally, the Company recorded a loss on extinguishment of debt in the amount of approximately $32,000 relating to the Secured Senior Convertible Notes.

Gain on Extinguishment of Financial Advisory Fee Payable — On September 30, 2009, we entered into the Letter with BHP extending the due date of the Fee payable by us to BHP to in connection with placement agent services provided by BHP pursuant to an engagement letter dated June 30, 2009.  The Fee was originally due upon the earlier of (i) our net cash balance exceeding $2,000,000 or (ii) October 1, 2009.  The Letter provides that the Fee is due and payable by us upon the earlier of (i) our net cash balance exceeding $2,000,000 or (ii) June 30, 2010.  In March 2010, BHP agreed that we do not owe BHP any fees pursuant to any and all previous agreements between BHP and us. Accordingly, the Fee was waived and we recorded a gain on extinguishment of financing fee payable of $200,000 in March 2010. There were no similar financial arrangements during the six months ended June 30, 2009.

Net Loss — As a result of the factors described above, we had a net loss of approximately $2,417,000 for the six months ended June 30, 2010 compared to approximately $8,066,000 for the six months ended June 30, 2009.

Comparison of the three months ended June 30, 2010 and 2009

Licensing Revenue — We signed two licensing agreements, each with a minimum term of ten years, during 2009 that required up-front non-refundable license payments. The total up-front non-refundable license payments received in cash totaled $1,250,000. We are recognizing the upfront, nonrefundable payments as revenue on a straight-line basis over our contractual or estimated performance period. Accordingly, we determined that approximately $168,000 and $121,000 of the non-refundable license revenue was recognizable in the three months ended June 30, 2010 and 2009, respectively. Approximately $434,000 is recognizable over the next 12 months and is shown as current deferred revenue and approximately $98,000 that remains is recognizable as revenue beyond the 12 month period and is classified as non-current.

Other Revenue — We recognize amounts earned and billed under the license and collaboration agreements for reimbursement for research and development costs for contract engineering services. For the services rendered, principally third-party contract engineering services, the revenue recognized approximates the costs associated with the services.   Other revenue was approximately $97,000 and none for the three months ended June 30, 2010 and 2009, respectively .

Research and Development Expenses — Research and development expenses increased by approximately $158,000 to approximately $565,000 for the three months ended June 30, 2010 from approximately $406,000 for the three months ended June 30, 2009. Research and development expenses increased primarily as a result of our increased product development activity for Symphony and Prelude, mainly due to an approximate increase of $48,000 in outside contract engineering and manufacturing  costs, an increase of approximately $58,000 for legal expenses related to patents, an increase of approximately $55,000 in salaries and a decrease of approximately $3,000 in other expenses. During the three months ended June 30, 2009, our operations were at less than full capacity due to the pursuit of necessary funding for normal operation levels. Research and development expenses amounted to approximately 48% and 32% of total operating expenses during the three months ended June 30, 2010 and 2009, respectively, and included product development expenses for Prelude and Symphony, activities with contract engineering and manufacturing firms relating principally to Prelude and regulatory consulting expenses related to Symphony and Prelude. We used the services of several engineering and product development firms during the three months ended June 30, 2009 in connection with the development of Symphony and Prelude.

Selling, General and Administrative Expenses — Selling, general and administrative expenses decreased by approximately $237,000 to approximately $611,000 for the three months ended June 30, 2010 from approximately $848,000 for the three months ended June 30, 2009. The net decrease was due to the combination of a decrease of approximately $229,000 in share-based compensation expenses from approximately $269,000 in 2009 to approximately $40,000 in 2010, an increase of approximately $21,000 in salaries and payroll taxes, an increase of approximately $177,000 ($139,000 relates to non-cash expenses) in outside investor relations services, an increase in legal expenses of approximately of $5,000, and a decrease of approximately $234,000 in consultants fees, and a net increase of approximately $23,000 in other expenses. Selling, general and administrative expenses represented 52% and 68% of total operating expenses during the three months ended June 30, 2010 and 2009, respectively. Share-based compensation expenses are non-cash charges relating to the fair value of restricted common stock, options and warrants to purchase our common stock issued to employees, directors and certain service providers. We are not engaged in selling activities and, accordingly, general and administrative expenses relate principally to salaries and benefits for our executive, financial and administrative staff, public company reporting costs, legal, accounting, printing and media costs, capital-raising costs, and costs for general operations.

Interest Income — Interest income was approximately $500 for the three months ended June 30, 2010 and 2009.

Interest Expense — Interest expense was approximately $1,000 for the three months ended June 30, 2010, compared to interest expense of approximately $74,000 for the same period in 2009, a decrease of $73,000. The decrease in interest expense was due to the payment or conversion to equity securities of debt obligations during 2009. The approximate net decrease in interest expense for each note payable obligation is shown in the table below:

	Three months ended
Note Payable Obligation	June 30, 2010	June 30, 2009	Increase (Decrease)
Senior convertible notes	$—	$16,000	$(16,000)
2008 Senior secured notes	—	41,000	(41,000)
2009 Senior secured notes	—	16,000	(16,000)
Other short-term financing	1,000	1,000	—
Total notes payable	$1,000	$74,000	$(73,000)

Non-cash Interest included above	None	$58,000	$(58,000)

Loss on Extinguishment of Debt — There was no loss on extinguishment of debt in the six months ended June 30, 2010.  During the three months ended June 30, 2009, we recorded a loss on extinguishment of debt in the amount of approximately $1,820,000 relating to the retirement of Senior Secured Notes.  Additionally, the Company recorded a loss on extinguishment of debt in the amount of approximately $32,000 relating to the Senior Secured Notes.

Derivatives Gain (Loss) — At June 30, 2010, we had outstanding warrants to purchase 8,282,652 shares of our common stock. Included in these warrants are outstanding warrants to purchase 1,342,649 shares that are considered to be derivative instruments since the agreements contain “down round” provisions whereby the number of shares covered by the warrants is subject to change in the event of certain dilutive stock issuances. The fair value of these derivative instruments at June 30, 2010 was approximately $1,244,000 and is included in Derivative Warrant Liability, a current liability. Changes in fair value of the derivative financial instruments are recognized currently in the Statement of Operations as a Derivative Gain (Loss). The primary underlying risk exposure pertaining to the warrants is the change in fair value of the underlying common stock. The Derivative Gain on warrants subject to “down round” provisions for the three months ended June 30, 2010 amounted to approximately $376,000.  The Derivative Loss on warrants subject to “down round” provisions for the three months ended June 30, 2009 amounted to approximately ($3,716,000).

Net Loss — As a result of the factors described above, we had a net loss of approximately $536,000 for the three months ended June 30, 2010 compared to approximately $6,775,000 for the three months ended June 30, 2009.

Liquidity and Capital Resources

We have financed our operations since inception primarily through private sales of our common stock and preferred stock, the issuance of convertible promissory notes and secured promissory notes, the issuance of intellectual property and product licenses and, cash received in connection with exercises of common stock purchase options and warrants. As of June 30, 2010, we had approximately $618,000 of cash and cash equivalents.

Net cash used in operating activities was approximately $2,856,000 for the six months ended June 30, 2010. The use of cash in operating activities was primarily attributable to the net loss of approximately $2,417,000 for the six months ended June 30, 2010.  Net cash used in operations was reduced by non-cash expenses of approximately $74,000 for depreciation and amortization, $99,000 for share-based compensation expense, $901,000 for fair value of warrants and common stock provided to outside service providers, $46,000 for fair value of options provided to outside service providers, and approximately $113,000 for fair value of common stock granted as a charitable contribution.  Net cash used in operations was negatively impacted by a non-cash gain on extinguishment of a financial advisory fee payable in the amount of $200,000, a decrease in deferred revenue of approximately $182,000 and a non-cash gain of approximately $672,000 related to a fair value adjustment to derivative liability. Net cash was used in operations due to a decrease in accounts payable of approximately $491,000, a decrease in accrued expenses and other liabilities of approximately $100,000, an increase in prepaid expenses of approximately $96,000, and a decrease of approximately $2,000 in deposits and other current assets.  A decrease in accounts receivable and deposits, and other current assets provided approximately $65,000 and 2,000 of cash, respectively.

Net cash was used in investing activities of approximately $3,000 for the six months ended June 30, 2010 and related to the purchase of office equipment.

 Net cash provided by financing activities was approximately $2,310,000 for the six months ended June 30, 2010, primarily attributable to approximately $2,311,000 (net of cash financing costs) from the sale of common stock and warrants in February 2010, less approximately $900 for capital lease payments.

At June 30, 2010, we had outstanding warrants to purchase 8,282,652 shares of common stock at exercise prices ranging from $0.50 to $5.80.

As of August 9, 2010, we had cash and cash equivalents of approximately $400,000.

We continue to aggressively pursue additional financing from existing relationships (prior shareholders, investors and lenders) and from new investors. We have engaged investment banking and financial advisory firms to assist us with these efforts.

While we have been successful in raising funds to support our operations, we require substantial additional capital to fund our product development, research and clinical programs in accordance with our current projected level of operations. We manage our costs aggressively and have increased our operating efficiencies while advancing our product development, research and clinical programs, thereby maximizing the time available to obtain additional financing.  During the six months ended June 30, 2010, we increased our operating costs and advanced our product development programs.  Accordingly, our costs related to our pursuit of FDA approval for Symphony, the support of product licensing arrangements, product development and contract manufacturing  have increased during the period.  In order to fund these activities at the same level that we have in the six months ended June 30, 2010 and to achieve our business objectives, we are actively pursuing additional funding for receipt in the near term.  Our ability to fund our product development, research and clinical programs will be based on the availability of additional financing.  A delay in securing additional financing may cause us to delay or halt scheduled product development activities for Symphony and Prelude. Although we continue to vigorously pursue acceptable financing, there can be no guarantee that additional capital will be available in sufficient amounts on terms favorable to us, if at all.

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

We conduct our operations in leased facilities pursuant to a lease that expires in March 2011. Our property and equipment does not include manufacturing machinery and is comprised of laboratory testing equipment, office furniture and computer systems (network hardware and software and employee desk top systems). Except for the purchase (possibly through capital lease or other  financing) of tooling, molds and dies in connection with Symphony and Prelude, we do not anticipate any significant purchases or sales of property and equipment during the next 12 months.

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

PART II—OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

In April 2010, we issued 30,000 shares of common stock to the designee of a vendor in connection with the provision of investor relations services. The shares were issued in a transaction not involving any public offering pursuant to an exemption from registration under Section 4(2) of the Securities Act.

Item 6. Exhibits.

The Exhibits listed in the Exhibit Index immediately preceding such Exhibits are filed with or incorporated by reference in this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ECHO THERAPEUTICS, INC.

Date: August 16, 2010

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

10.2	Form of Common Stock Purchase Warrant is incorporated herein by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K dated February 4, 2010.
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Operating Officer, Chief Financial Officer and Treasurer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of the Chief Operating Officer, Chief Financial Officer and Treasurer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.