Form 10-Q
period 2010-09-30
Echo Therapeutics, Inc.
filed 2010-11-15
CIK 1031927

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
________________

FORM 10-Q
________________

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

    For the quarterly period ended September 30, 2010.

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
________________

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☑

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

As of November 15, 2010, 29,806,245 shares of the registrant’s Common Stock. $0.01 par value, were issued and outstanding.

ECHO THERAPEUTICS, INC.
Quarterly report on Form 10-Q for the period ended September 30, 2010

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Echo Therapeutics, Inc. Consolidated Balance Sheets
	As of
	September 30,	December 31,
	2010	2009
ASSETS	Unaudited
Current Assets:
Cash and cash equivalents	$221,278	$1,166,858
Accounts receivable	12,295	130,036
Prepaid expenses and other current assets	263,182	226,641
Total current assets	496,755	1,523,535

Property and Equipment, at cost:
Computer equipment	265,335	262,278
Office and laboratory equipment (including assets under capitalized leases)	626,823	618,723
Furniture and fixtures	14,288	14,288
Manufacturing equipment	129,320	129,320
Leasehold improvements	177,768	177,768
	1,213,534	1,202,377
Less-Accumulated depreciation and amortization	(1,163,410)	(1,143,167)
Net property and equipment (including assets under capitalized leases)	50,124	59,210

Other Assets:
Restricted cash	9,749	9,749
Intangible assets, net of accumulated amortization	9,625,000	9,708,822
Deferred financing costs, net of accumulated amortization	46,050	-
Deposits and other assets	3,380	2,000
Total other assets	9,684,179	9,720,571
Total assets	$10,231,058	$11,303,316

The accompanying notes are an integral part of these consolidated financial statements.

	As of
	September 30,	December 31,
	2010	2009
	Unaudited

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$483,075	$948,712
Deferred revenue	466,716	591,051
Current portion of notes payable and capital lease obligation	252,020	1,874
Derivative warrant liability	915,353	2,116,696
Accrued expenses and other liabilities	196,257	481,679
Total current liabilities	2,313,421	4,140,012

Notes payable and capital lease obligation, net of current portion	6,713	8,247
Deferred revenue, net of current portion	49,192	122,451
Total liabilities	2,369,326	4,270,710

Commitments

Stockholders' Equity:
Perpetual, Redeemable Preferred Stock:
Series B, authorized 40,000 shares, issued and outstanding 150.5981 and 141.2281 shares at September 30, 2010 and December 31, 2009, respectively (preference
in liquidation of $1,505,981at September 30, 2010)	2	2
Convertible Preferred Series:
Series C, authorized 10,000 shares, issued and outstanding 4,918.1 shares at September 30, 2010 and December 31, 2009	49	49
Common stock, $0.01 par value, authorized 100,000,000 shares, issued and outstanding
29,181,245 and 27,045,792 shares at September 30, 2010 and December 31, 2009, respectively	291,814	270,459
Additional paid-in capital	77,963,434	74,155,716
Accumulated deficit	(70,393,567)	(67,393,620)
Total stockholders' equity	7,861,732	7,032,606
Total liabilities and stockholders' equity	$10,231,058	$11,303,316

The accompanying notes are an integral part of these consolidated financial statements.

Echo Therapeutics, Inc. Consolidated Statements of Operation Unaudited
	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009

Licensing revenue	$16,023	$204,332	$197,594	$325,364
Other revenue	30,575	292,913	127,095	292,913
Total revenues	46,598	497,245	324,689	618,277

Operating Expenses:
Research and development	409,383	815,991	2,087,484	1,510,635
Selling, general and administrative	546,446	834,702	2,434,944	2,256,298
Total operating expenses	955,829	1,650,693	4,522,428	3,766,933

Loss from operations	(909,231)	(1,153,448)	(4,197,739)	(3,148,656)

Other Income (Expense):
Interest income	207	346	1,379	1,272
Interest expense	(2,867)	(16,601)	(4,574)	(269,083)
(Loss) on extinguishment of debt	-	-	-	(1,851,668)
Gain on extinguishment of financial advisor fee payable	-	-	200,000	-
Derivatives gain (loss)	329,051	(13,411)	1,000,987	(3,981,159)
Other income (expense), net	326,391	(29,666)	1,197,792	(6,100,638)
Net loss	(582,840)	(1,183,114)	(2,999,947)	(9,249,294)

Deemed dividend on beneficial conversion of Series A and A-1 Preferred Stock	-	-	-	(2,426,876)
Accretion of dividends on Convertible Preferred Stock	-	-	-	(126,676)
In-kind dividends on Perpetual Redeemable Preferred Stock	(37,026)	-	(93,700)	-
Net loss applicable to common shareholders	$(619,866)	$(1,183,114)	$(3,093,647)	$(11,802,846)
Net loss per common share, basic and diluted	$(0.02)	$(0.05)	$(0.11)	$(0.56)
Basic and diluted weighted average common shares outstanding	29,105,517	24,049,135	28,809,682	21,182,530

The accompanying notes are an integral part of these consolidated financial statements.

Echo Therapeutics, Inc. Consolidated Statements of Cash Flows Unaudited
	Nine Months Ended September 30,
	2010	2009
Cash Flows From Operating Activities:
Net loss	$(2,999,947)	$(9,249,294)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	104,065	119,271
Share-based compensation	143,045	1,075,347
Fair value of common stock issued for charitable contributions	113,400	—
Fair value of common stock and warrants issued for services	930,144	344,653
Fair value of options issued for services	59,471	—
Derivative (gain) loss	(1,000,987)	3,981,159
Non-cash gain on extinguishment of financial advisor fee payable	(200,000)	—
Non-cash loss on extinguishment of debt	—	1,819,574
Non-cash interest expense	2,450	250,524
Changes in assets and liabilities:
Accounts receivable	117,741	(292,913)
Prepaid expenses and other current assets	(36,541)	(147,910)
Deposits and other assets	(1,380)	—
Accounts payable	(442,637)	236,770
Customer deposits	—	100,000
Deferred revenue	(197,594)	924,637
Accrued expenses and other liabilities	(85,422)	181,005
Net cash (used in) operating activities	(3,494,192)	(657,177)

Cash Flows from Investing Activities:
Purchase of property and equipment	(11,157)	(20,938)
Decrease in restricted cash	—	501
Net cash (used in) investing activities	(11,157)	(20,437)

Cash Flows From Financing Activities:
Proceeds from the sale of Series A-2 preferred stock, net of expenses	—	699,576
Proceeds from Senior Secured Note	—	1,990,000
Payments on Convertible Notes and Warrants	—	(2,209,426)
Proceeds from investor advances	—	100,000
Proceeds from the sale of common stock, net of expenses	2,311,157	—
Proceeds from Short Term Notes	250,000	—
Principal payments for capital lease obligations	(1,388)	(426)
Deferred financing costs	—	(467)
Dividends paid in cash on Series A, A-1 and A-2 preferred stock	—	(46)
Net cash provided by financing activities	2,559,769	579,211

Net (Decrease) in Cash and Cash Equivalents	(945,580)	(98,403)
Cash and Cash Equivalents, beginning of period	1,166,858	242,867
Cash and Cash Equivalents, end of period	$221,278	$144,464

The accompanying notes are an integral part of these consolidated financial statements.

Echo Therapeutics, Inc
Consolidated Statements of Cash Flows
Unaudited
	Nine Months Ended September 30,
	2010	2009
Supplemental Disclosure of Cash Flow Information and Non Cash Financing Transactions:
Cash paid for interest	$2,124	$18,559
Accretion of dividend on Series A, A-1 and A-2 Convertible Preferred Stock	$—	$859
In-kind dividend paid on Series B Convertible Preferred Stock	$93,700	$—
Issuance of common stock in settlement of accounts payable	$23,000	$—
Issuance of common stock in connection with issuance of promissory notes	$48,500	$—
Derivative warrant liability reclassified from stockholders’ equity	$—	$1,080,118
Senior Convertible Notes issued for accrued interest	$—	$20,231
Deemed dividend on beneficial conversion of Series A and A1 Preferred Stock	$—	$2,426,876
Accretion of Dividends on Convertible Preferred Stock	$—	$126,676
Conversion of Senior Secured Note to Series B and Series C Preferred	$—	$2,006,031
Reclassification of derivative liability to additional paid-in capital	$200,357	$3,270,768
Fair value of warrants issued to financial advisors as financing costs	$217,141	$—
Exchange of Series A, A-1 and A-2 Preferred Stock to Series C Preferred Stock and common stock	$—	$3,724,529
Asset acquired under Capital Lease Agreement	$—	$10,988

The accompanying notes are an integral part of these consolidated financial statements.

Echo Therapeutics, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Period Ended September 30, 2010 (Unaudited)

(1)	ORGANIZATION, BASIS OF PRESENTATION AND GOING CONCERN

Echo Therapeutics, Inc. is a transdermal medical device company with deep expertise in advanced skin permeation technology that is initially focused on continuous glucose monitoring and needle-free drug delivery.  Echo is developing its Prelude™ SkinPrep System (“Prelude”) as a platform technology to allow for significantly enhanced and painless skin permeation that will enable two important applications:

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

The accompanying unaudited consolidated financial statements have been prepared in conformity with generally accepted accounting principles in the United States (“GAAP”) consistent with those applied in, and should be read in conjunction with, the Company’s audited financial statements and related footnotes for the year ended December 31, 2009 included in the Company’s Annual Report on Form 10-K as filed with the United States Securities and Exchange Commission (“SEC”) on March 31, 2010. The unaudited consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the Company’s financial position as of September 30, 2010 and its results of operations and cash flows for the interim periods presented and are not necessarily indicative of results for subsequent interim periods or for the full year. The interim financial statements do not include all of the information and footnotes required by GAAP for complete financial statements and allowed by the relevant SEC rules and regulations; however, the Company believes that its disclosures are adequate to ensure that the information presented is not misleading.

Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As of September 30, 2010, the Company had cash of approximately $221,000, a working capital deficit of approximately $1,817,000 and an accumulated deficit of approximately $70,394,000. Although the Company has issued securities through senior promissory notes, secured promissory notes and a series of private placements to raise capital in order to fund its operations, it is not known whether the Company will be able to continue this practice or obtain other types of financing to meet its cash operating expenses. This, in turn, raises substantial doubt about the Company’s ability to continue as a going concern. Management continues to pursue additional financing to fund its operations and such financing is expected to be obtained before the end of 2010; however, no assurances can be given as to the success of these plans. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

(2)  INTANGIBLE ASSETS

As of September 30, 2010 and December 31, 2009, intangible assets related to the acquisition of assets from Durham Pharmaceuticals Ltd. in 2007 are as follows:

			September 30, 2010		December 31, 2009
	Estimated		Accumulated	Net	Net
	Life	Cost	Amortization
Contract related intangible asset:
Cato Research discounted contract	3 years	$355,000	$355,000	$—	$83,822
Technology related intangible assets:
Patent for the AzoneTS-based product candidates and formulation	8 years	1,305,000	—	1,305,000	1,305,000
Drug Master Files containing formulation, clinical and safety documentation used by the FDA	8 years	1,500,000	—	1,500,000	1,500,000
Two (2) in-process Durhalieve-related pharmaceutical products	8 years	6,820,000	—	6,820,000	6,820,000
Total technology related intangible assets		9,625,000	—	9,625,000	9,625,000
Total		$9,980,000	$355,000	$9,625,000	$9,708,822

The technology related intangible assets are being amortized on a straight line basis over approximately 8 years beginning with the start of its useful life, which the Company has estimated to be 2011, and the contract related intangible asset over approximately 3 years beginning with the date of acquisition. Amortization expense was approximately $25,000 and $84,000 for the three and nine months ended September 30, 2010, respectively, and approximately $30,000 and $89,000 for the three and nine months ended September 30, 2009, respectively, and is included in research and development in the Statement of Operations.

(3) OPERATING LEASE COMMITMENT

The Company leases approximately 13,000 square feet of manufacturing, laboratory and office space in a single facility located in Franklin, Massachusetts under a lease expiring March 31, 2011. Future minimum lease payments under this operating lease are approximately as follows:

Amount
For the years ending December 31,
2010	$46,000
2011	46,000
Total	$92,000

The Company’s facilities lease expense was approximately $44,000 and $46,000 for the three months ended September 30, 2010 and 2009, respectively. The lease expense was approximately $138,000 and $139,000 for the nine months ended September 30, 2010 and 2009, respectively

(4)  NOTES PAYABLE AND CAPITAL LEASE OBLIGATION

Notes payable and capital lease obligation at September 30, 2010 and December 31, 2009 consisted of the following:

	September 30, 2010	December 31, 2009
Short-term Notes:
Short-term notes	$250,000	—

Capital lease obligation	$8,733	10,121

Total notes payable and capital lease obligation	258,733	10,121
Less current portion of notes payable and capital lease obligation	252,020	1,874
Notes Payable and capital lease obligation, net of current portion	$6,713	$8,247

Short-Term Promissory Notes — In September 2010, the Company issued Promissory Notes (collectively, the “2010 Notes”) in the aggregate amount of $250,000 to three individual lenders. In connection with the 2010 Notes, the Company was required to issue each payee 2,000 unregistered shares of the Company’s common stock for every $10,000 of principal loaned. The 2010 Notes were due and payable upon the earlier of (i) three (3) months from the issuance of the 2010 Notes or (ii) the acceleration of obligations under the terms of the 2010 Notes. A total of 50,000 shares with a fair value of approximately $48,500 were issued in September 2010 pursuant to the 2010 Notes which was included in deferred financing costs as of September 30, 2010. This deferred financing cost is being amortized to interest expense over a three month period. The interest expense related to the short-term promissory notes was approximately $2,500 for the three and nine months ended September 30, 2010.

Capital Lease — In 2009, the Company entered into a five-year lease of an office copier which is included with the Office and Laboratory Equipment. The value of the equipment capitalized was approximately $11,000. The lease payments of $234 per month, payable in arrears, reflect a 10% interest rate. Accumulated depreciation on the leased copier as of September 30, 2010 was approximately $2,700. During the three months ended September 30, 2010 and 2009, interest expense related to the capital lease obligation was approximately $200 and $300, respectively. The interest expense related to the capital lease obligation was approximately $700 and $300 for the nine months ended September 30, 2010 and 2009, respectively.

(5) DERIVATIVE INSTRUMENTS

Derivative financial instruments are recognized as a liability on the consolidated balance sheet and measured at fair value.

At September 30, 2010 and December 31, 2009, the Company had outstanding warrants to purchase 8,282,652 and 7,356,502 shares of its common stock, respectively. Included in these outstanding warrants at September 30, 2010 are warrants to purchase 1,342,649 shares that are considered to be derivative instruments since the agreements contain “down round” provisions whereby the number of shares covered by the warrants is subject to change in the event of certain dilutive stock issuances. The fair value of these derivative instruments at September 30, 2010 was approximately $915,000 and is included in Derivative Warrant Liability, a current liability. Changes in fair value of the derivative financial instruments are recognized currently in the Statement of Operations as a Derivatives Gain or Loss. The Derivative Gain in the three and nine months ended September 30, 2010 was approximately $329,000 and $1,001,000, respectively. The Derivative Loss in the three and nine months ended September 30, 2009, was approximately $13,000 and $3,981,000, respectively.

The primary underlying risk exposure pertaining to the warrants is the change in fair value of the underlying common stock for each reporting period. For the nine months ended September 30, 2010, warrants with down round provisions to purchase 143,793 shares were exercised which resulted in a reclassification to additional paid-in capital in the amount of approximately $200,000.

(6) FAIR VALUES OF ASSETS AND LIABILITIES

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

Assets and liabilities measured at fair value on a recurring basis are summarized below:

	September 30, 2010
	Level 1	Level 2	Level 3	Fair Value
Liabilities:
Derivative warrant liability	$—	$915,353	$—	$915,353

	December 31, 2009
	Level 1	Level 2	Level 3	Fair Value
Liabilities:
Derivative warrant liability	$—	$2,116,696	$—	$2,116,696

The Company may also be required, from time to time, to measure certain other financial assets at fair value on a nonrecurring basis. These adjustments to fair value usually result from application of lower-of-cost-or-market accounting or write-downs of individual assets. In the three and nine months ended September 30, 2010 and 2009, there were no such other adjustments.

(7) PREFERRED STOCK

The Company is authorized to issue up to 40,000,000 shares of preferred stock with such rights, preferences and privileges as are fixed by the Board of Directors.

Convertible Preferred Stock

The Company has authorized 2,636,363 shares, 2,000,000 shares and 4,400,000 shares of Series A, Series A-1 and Series A-2 Convertible Preferred Stock, respectively.  As of September 30, 2010 and December 31, 2009, there were no shares issued and outstanding in these Series.

The Company has authorized 10,000 shares of Series C Preferred Stock (the “Series C Stock”), of which 4,918.1 shares were issued and outstanding as of September 30, 2010 and December 31, 2009.

Series B Perpetual, Redeemable Preferred Stock

The Company has authorized 40,000 shares of non-convertible, redeemable Series B Perpetual Preferred Stock (the “Series B Stock”), of which 150.5981 shares were issued and outstanding as of September 30, 2010, and 141.2281 shares were issued and outstanding at December 31, 2009.  In the three months ended September 30, 2010, the Company paid in-kind dividends in the form of 3.7026 shares of Series B Stock with a face value of approximately $37,000.

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

(8) COMMON STOCK

The Company has authorized 100,000,000 shares of common stock, $0.01 par value per share, of which 29,181,245 and 27,045,792 shares were issued and outstanding as of September 30, 2010 and December 31, 2009, respectively.

February 2010 Common Stock and Warrant Financing

On February 4, 2010 the Company entered into a Common Stock and Warrant Purchase Agreement (the “February Agreement”) with certain strategic institutional and accredited investors in connection with the Company’s private placement (the “February Financing”) of shares of its Common Stock at a price of $1.50 per share (the “February Shares”). Under the terms of the February Agreement, each investor received warrants to purchase a number of shares of Common Stock with an exercise price of $2.25 per share equal to fifty percent (50%) of the number of February Shares purchased by such investor (the “February Warrants”).

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

Other Issuances

In September 2010, the Company issued 23,000 shares of common stock to a vendor in lieu of a cash payment for previously provided investor relations services with a fair value of approximately $23,000.

(9) STOCK OPTION PLANS

In 1997, the Company adopted its 1997 Long-Term Incentive and Stock Option Plan (the “1997 Plan”). Pursuant to the 1997 Plan, the Company’s Board of Directors (or committees and/or executive officers delegated by the Board of Directors) may grant incentive and nonqualified stock options to the Company’s employees, officers, directors, consultants and advisors. As of September 30, 2010, there were options to purchase an aggregate of 25,000 shares of common stock outstanding under the 1997 Plan and no shares available for future grants under the 1997 Plan.

In connection with the Company’s strategic merger with ChoiceTel in 2002, the Company assumed all outstanding options under the 1999 Sontra Medical, Inc. Stock Option and Incentive Plan (the “1999 Plan”). The Company may not grant any additional options under the 1999 Plan. The Company assumed options to purchase an aggregate of 86,567 shares of common stock under the 1999 Plan. As of September 30, 2010, there were options to purchase an aggregate of 5,780 shares of common stock outstanding under the 1999 Plan and none available for future grants.

In March 2003, the Company’s shareholders approved its 2003 Stock Option and Incentive Plan (the “2003 Plan”). Pursuant to the 2003 Plan, the Company’s Board of Directors (or committees and/or executive officers delegated by the Board of Directors) may grant incentive and nonqualified stock options, restricted stock and other stock-based awards to the Company’s employees, officers, directors, consultants and advisors. As of September 30, 2010, the maximum aggregate number of shares that may be authorized for issuance under the 2003 Plan for all periods is 1,600,000. As of September 30, 2010, there were restricted shares of common stock and options to purchase an aggregate of 1,540,000 shares of common stock outstanding under the 2003 Plan and 47,000 shares available for future grants under the 2003 Plan.

On May 20, 2008, the Company’s shareholders approved the Echo Therapeutics, Inc. 2008 Equity Compensation Plan (the “2008 Plan”). The 2008 Plan provides for grants of incentive stock options to employees and nonqualified stock options and restricted stock to employees, consultants and non-employee directors of the Company. On July 12, 2010, the Company’s shareholders approved an amendment to the 2008 Plan to increase the maximum number of shares of common stock available under the Plan from two million seven hundred thousand (2,700,000) to four million seven hundred thousand (4,700,000). As of September 30, 2010, the number of shares authorized for issuance under the 2008 Plan was 4,700,000 shares. As of September 30, 2010, there were restricted shares of common stock and options to purchase an aggregate of 1,919,750 shares of common stock outstanding under the 2008 Plan and 2,780,250 shares available for future grants under the 2008 Plan.

Share-Based Compensation

For options and restricted stock issued and outstanding during the nine months ended September 30, 2010 and 2009, the Company recorded additional paid-in capital and non-cash compensation expense of approximately $143,000 and 1,075,000, respectively, each net of estimated forfeitures.

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

The assumptions used principally for options granted to employees and members of the Company’s Board of Directors in the nine months ended September 30, 2010 and 2009 were as follows:

	2010	2009
Risk-free interest rate	2.54 - 3.71%	2.43% – 3.53%
Expected dividend yield	—	—
Expected term (employee / director grants)	6.75 years	6.75 years
Forfeiture rate (excluding fully vested options)	0% - 37%	11% - 33%
Expected volatility	143% - 151%	150% - 155%

A summary of option activity under the Company’s stock plans and options granted to officers of the Company outside any plan as of September 30, 2010 and changes during the nine months then ended is presented below:

Options	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2010	2,924,530	$0.90
Granted	125,000	1.56
Exercised	—	—
Forfeited or expired	(10,000)	0.40

Outstanding at September 30, 2010	3,039,530	$0.93	7.06 years	$1,215,450
Exercisable at September 30, 2010	2,846,166	$0.93	7.09 years	$1,154,431

The weighted-average grant-date fair value of options granted during the nine months ended September 30, 2010 was $1.29 per share. Share-based compensation expense recognized in the nine months ended September 30, 2010 was approximately $59,000 for options granted in the nine months ended September 30, 2010. Total share-based compensation expense recognized in the nine months ended September 30, 2010 was approximately $143,000. As of September 30, 2010, there was approximately $731,000 of total unrecognized compensation expense related to non-vested share-based option compensation arrangements. With the exception of the unrecognized share-based compensation related to certain restricted stock grants to officers and employees that contain performance conditions  related to United States Food and Drug Administration (“FDA”) approval for Symphony or the sale of substantially all of the stock or assets of the Company, unrecognized compensation is expected to be recognized over the next 12 months.

Grant of Stock Options to Consultants

  On March 3, 2010, the Company entered into an Investor Relations Service Agreement pursuant to which it granted a consultant stock options under the 2008 Plan to purchase 100,000 shares of Common Stock at an exercise price of $1.70 per share. The fair value of these stock options was approximately $155,000 as of March 3, 2010. Under the terms of the Agreement, one-third vests at time of execution of the Agreement, one-third vests at time of executed term sheet with potential corporate partner and one-third vests upon execution of a partnership arrangement. In the three and nine months ended September 30, 2010, the Company recorded approximately $6,000 and $52,000, respectively, of selling, general and administrative expense and approximately $103,000 of total unrecognized expense related to this arrangement.

In September 2010, the Company entered into an Investor Relations Service Agreement pursuant to which it granted a consultant stock options under the 2008 Plan to purchase 25,000 shares of Common Stock at an exercise price of $1.00 per share. The fair value of these stock options was approximately $23,000 as of September 27, 2010. Under the terms of the Agreement, one-third vests upon execution of the agreement, one-third vests on the one year anniversary of the execution of the agreement and the remainder vests on the two year anniversary of the execution of the agreement. In the three months ended September 30, 2010, the Company recorded approximately $8,000 of selling, general and administrative expense related to this arrangement.

Restricted Stock Grants

During April 2010, the Company considered as vested 150,000 shares of previously granted restricted common stock, with a fair value of approximately $224,000, to a vendor in consideration for investor relations services. During the three months and nine months ended September 30, 2010, the Company recognized approximately $56,000 and $187,000 of selling general and administrative expense related to this transaction.  The remaining fair value of approximately $37,000 is included in prepaid expense at September 30, 2010 and will be amortized over the remaining period of the agreement.

In July 2010, the Company issued 25,000 shares of its common stock with a fair value of approximately $29,000 to a vendor’s designee in consideration for public relations services. In the three months ended September 30, 2010, the Company recorded approximately $12,000 of selling, general and administrative expense related to this arrangement.

As of September 30, 2010, the Company had outstanding restricted stock grants amounting to 2,746,094 shares at a weighted-average grant-date fair value of $1.34 per share. Of the outstanding vested restricted stock grants, 468,500 shares have not been registered under the Securities Act. A summary of the status of the Company’s non-vested restricted stock grants as of September 30, 2010, and changes during the nine months ended September 30, 2010, is presented below:

Nonvested Shares	Shares	Weighted- Average Grant-Date Fair Value
Non-vested at January 1, 2010	1,779,594	$1.13
Granted	138,000	1.21
Vested	(278,000)	(1.34)
Forfeited	—	—
Non-vested at September 30, 2010	1,639,594	$1.13
Vested at September 30, 2010	1,106,500	$1.58

As of September 30, 2010, there was approximately $1,614,000 of total unrecognized compensation expense related to non-vested share-based restricted stock arrangements granted under the Company’s stock plans. As of September 30, 2010, the Company cannot estimate the timing of completion of performance vesting requirements included in these restricted stock grant arrangements.

 (10) WARRANTS

At September 30, 2010, the Company had the following outstanding warrants:

	Number of
	Shares	Exercise	Date of
	Exercisable	Price	Expiration
Granted to investors and placement agent in private placement.	476,830	$5.80	3/7/2011
Granted to investors and placement agent in private placement.	419,250	$1.32	6/15-7/16/2012
Granted to investors and placement agent in private placement.	180,000	$0.75	6/15/2012
Granted to financial investment advisor	6,000	$1.46	7/25/2012
Granted to financial advisor in connection with an acquisition	80,750	$1.91	9/14/2012
Granted to financial investment advisor	39,978	$1.36	2/11/2013
Granted to investors in private placement	733,412	$0.50	2/11/2013
Granted to investors in private placement	641,681	$1.61	3/24/2013
Granted to investors in private placement of preferred stock	121,663	$0.75	9/30/2013
Granted to investors in private placement of preferred stock	32,249	$1.00	9/30/2013
Granted to investors in private placement of preferred stock	198,333	$1.50	10/28/2013
Granted to investors in private placement of preferred stock	70,000	$0.75	10/31/2013
Granted to investors in private placement of preferred stock	640,000	$0.75	2/28/2014
Granted to vendor	50,000	$0.70	3/2/2012
Granted to vendor	60,000	$0.60	3/15/2014
Granted to investors in private placement	400,000	$1.59	6/30/2014
Granted to investors in private placement	1,598,339	$2.00	11/13/2014
Granted to investors in private placement	800,000	$1.60	11/13/2014
Granted to placement agent in private placement	256,906	$1.50	11/13/2014
Granted to vendor	50,000	$2.00	12/1/2012
Granted to investors in private placement	315,000	$2.00	12/3/2014
Granted to placement agent in private placement	45,000	$1.38	12/3/2014
Granted to investors in private placement	811,987	$2.25	2/9/2015
Granted to placement agents in private placement	128,899	$2.25	2/9/2015
Granted to investor in private placement	6,375	$2.25	3/18/2015
Granted to financial investment advisor	100,000	$1.50	2/10/2013
Granted to financial investment advisor	20,000	$2.00	3/3/2013

Total	8,282,652

Weighted average exercise price		$1.78
Weighted average duration in years			3.27 years

(11)  LICENSING AND OTHER REVENUE

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

The Company received a licensing fee of $750,000 upon execution of the Ferndale License. The Company recognizes the upfront, nonrefundable payments as revenue on a straight-line basis over the contractual or estimated performance period. During the nine months ended September 30, 2010 and 2009, approximately $76,000 and $231,000 of the nonrefundable license revenue was recognized, respectively.  As of September 30, 2010, approximately $270,000 of remaining deferred revenue is recognizable over the next 12 months and is shown as current deferred revenue. During the three and nine months ended September 30, 2010, the  estimated date of performance under the Ferndale License was extended a total of 6 and 12 months, respectively, resulting in a reduction in previously estimated Licensing revenue.

Other Revenue — The Company has retained contract engineering services in connection with product development pursuant to the Ferndale License and the Company is reimbursed by Ferndale for the cost of product development engineering services. Other Revenue of approximately $127,000 and $293,000 relate to product development costs incurred during the nine months ended September 30, 2010 and 2009, respectively. The expenses billed to the Company are included in Research and Development expenses on the Statements of Operations. There was no markup on expenses from third party vendors.

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

The Company received a licensing fee of approximately $500,000 upon execution of the Handok License. The Company recognizes the upfront, nonrefundable payments as revenue on a straight-line basis over the contractual or estimated performance period. During the nine months ended September 30, 2010, the estimated date of performance under the Handok License was extended a total of nine months and approximately $121,000 and $95,000 of the non-refundable license revenue was recognized in the nine months ended September 30, 2010 and 2009, respectively.   Approximately $197,000 is recognizable over the next 12 months and is shown as current deferred revenue and approximately $49,000 is recognizable as revenue beyond the 12 month period and is classified as non-current.

(12)  PLACEMENT AGENT AGREEMENTS

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

As of August 10, 2010, the Company entered into an agreement for placement agent services. In the event that an investor introduced by the placement agent makes an investment in the Company, the placement agent will receive an 8% fee on the total investment amount and warrants to purchase shares of Common Stock equal to 10% of the amount invested by the investor. The warrants would be identical to those issued to the investor; provided, however, that if warrants are not issued in the financing, then the warrants would be exercisable over a period of 5 years at a price equal to the 110% of the price per share of the securities issued to the investor.

As of September 15, 2010, the Company entered into an agreement for placement agent services. In the event that an investor introduced by the placement agent makes an investment in the Company, the placement agent will receive a 7% fee on the total investment amount in excess of $150,000 and warrants to purchase shares of Common Stock equal to 10% of the securities issued to the investor. The warrants would be identical to those issued to the investor and would include a cashless exercise provision.  The placement agent also received an up-front cash fee of $10,000 for financial advisory services which was expensed in the three and nine months ended September 30, 2010.

As of September 27, 2010, the Company entered into an additional agreement for placement agent services. In the event that an investor introduced by the placement agent makes an investment in the Company, the placement agent will receive an 8% fee on the total investment amount and warrants to purchase shares of Common Stock equal to 10% of the amount invested by the investor. The warrants would be identical to those issued to the investor. Finally, the Company agreed to pay the placement agent’s legal fees incurred in connection with such financing in an amount not to exceed $5,000 and other preapproved out of pocket expenses.

(13)  SUBSEQUENT EVENTS

Medical Advisory Board Services

In October 2010, the Company issued 5,000 shares of its common stock with a fair value of approximately $5,000 to a consultant in consideration for medical advisory board services performed during the three months ended September 30, 2010 and included in accrued expenses as of September 30, 2010.  The shares were issued in a transaction not involving any public offering pursuant to an exemption from registration under Section 4(2) of the Securities Act.

Common Stock and Warrant Financing

On November 4, 2010, the Company entered into a Subscription Agreement (the “November Agreement”) with certain strategic institutional and accredited investors in connection with the Company’s private placement (the “November Financing”) of up to one hundred twenty (120) units (each, a “Unit” and together, the “Units”) at a price per Unit of $25,000.  Each Unit consists of (i) 25,000 shares of Common Stock (the “November Shares”), (ii) Series-1 warrants to purchase 12,500 shares of Common Stock with an exercise price of $1.50 per share (the “Series-1 Warrants”), and (iii) Series-2 warrants to purchase 12,500 shares of Common Stock with an exercise price of $2.50 per share (the “Series-2 Warrants”).

To date, the Company received proceeds of approximately $400,000 for the purchase of 400,000 shares of common stock in connection with the November Financing and the November Financing is still ongoing. The Company received payment of a portion of the proceeds in the form of the extinguishment of a Promissory Note issued by the Company on September 28, 2010 in the amount of $100,000, which amount included principal and interest accrued through November 4, 2010.  In addition the Company has received subscriptions for an additional $235,000 to purchase Units in one or more subsequent closings.

Pursuant to the November Agreement, the Company issued to the investors an aggregate of 200,000 Series-1 Warrants and an aggregate of 200,000 Series-2 Warrants. The Series-1 and Series-2 Warrants are immediately exercisable and expire no later than two (2) years from the date of issuance. The exercise price is subject to adjustment for stock splits, combinations or similar events. An exercise under the Series-1 and Series-2 Warrants may not result in the holder beneficially owning more than 4.99% or 9.99%, as applicable, of all of the Common Stock outstanding at the time; provided, however, that a holder may waive the foregoing provision upon sixty-one (61) days’ advance written notice to the Company.

The offer, sale and issuance to the investors of the November Shares, Series-1 and Series-2 Warrants, and shares of Common Stock issuable upon the exercise of the Series-1 and Series-2 Warrants have been made in reliance on the statutory exemption from registration in Section 4(2) of the Securities Act, have not been and will not be registered under the Securities Act, and unless so registered, may not be offered or sold in the United States, except pursuant to an applicable exemption from the registration requirements of the Securities Act, and applicable state securities laws. The Company is not required to register for resale under the Securities Act (i) the November Shares issued to the investors, (ii) the Series-1 and Series-2 Warrants or (iii) the Common Stock issuable upon the exercise of the Series-1 and Series-2 Warrants.

To date, in conjunction with the November Financing, the Company has issued placement agent warrants to purchase 10,000 shares of Common Stock.

Strategic Partnering Agreement

     In October, 2010, the Company issued an aggregate of 220,000 shares of its common stock with a fair value of approximately $202,000 to a vendor’s designees in consideration for strategic partnering services. The fair value of these common shares will be amortized to selling, general and administrative expenses over the twelve month term of the services. The shares shall vest upon the sale of all or substantially all of the assets of Echo or all or substantially all of the outstanding capital stock of Echo in exchange for Liquid Proceeds.  The shares were issued in a transaction not involving any public offering pursuant to an exemption from registration under Section 4(2) of the Securities Act.

       Award of Internal Revenue Service Grant

     On November 1, 2010, the Company was notified by the Internal Revenue Service that it was awarded a Qualifying Therapeutic Discovery Project grant pursuant to a program created by the U.S. Patient Protection and Affordable Care Act of 2010.  The entire grant is expected to approximate $500,000 over a two year period.  The Company received an initial amount of $244,479 for qualifying 2009 research and development expenditures on November 9, 2010.  Based on its actual and projected research and development spending for 2010, the Company expects to receive the remainder of the grant amounting to approximately $250,000 in early 2011.The effect of this grant will be reflected in the fourth quarter of 2010.

Series B Redemption Agreement

On November 10, 2010, the Company entered into a letter agreement (the “November Letter”) with the Series B Holder pursuant to which the Series B Holder waived the 25% Redemption triggered by the November Financing and any subsequent equity or equity-linked financing conducted by the Company up to an aggregate of $1,000,000 of gross proceeds from all such financings.  In consideration for the waiver in the November Letter, the Company agreed to issue to the Series B Holder 125,000 Series-1 Warrants and 125,000 Series-2 Warrants. Accordingly, a redemption in the amount of approximately $100,000 was waived by the Series B Holder in connection with the November Financing.

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

Overview

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As of September 30, 2010, we had cash of approximately $221,000, a working capital deficit of approximately $1,817,000 and an accumulated deficit of approximately $70,394,000. Through September 30, 2010, we have not been able to generate sufficient revenues from operations to cover costs and operating expenses. Although we have been able to obtain unsecured and secured debt and issue securities through a series of private placements to raise capital in order to fund our operations, it is not known whether we will be able to continue this practice, or be able to obtain other types of financing to meet our cash operating expenses. This, in turn, raises substantial doubt about our ability to continue as a going concern. Additional financing is necessary to fund operations for the remainder of 2010 and beyond. We continue to pursue additional financing to fund our operations and such financing is expected to be obtained by the end of 2010; however, no assurances can be given as to the success of these plans. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Operating Plan

We are principally involved with product development, pursuing contract manufacturing, supporting our product licensees and continuing to advance research and testing for our Symphony tCGM System and our Prelude SkinPrep System. Symphony is a next-generation, non-invasive (needle-free), wireless transdermal continuous glucose monitoring system designed to provide reliable, continuous blood glucose data conveniently and cost-effectively. We have completed our principal research and feasibility development testing of our Symphony prototype, including Prelude, and have engaged several product development, engineering, and contract manufacturing firms to assist us with our plan to finalize product development and advance our regulatory approval process through the FDA. We previously completed several clinical studies using Symphony in an acute care (hospital) environment, as well as in ambulatory settings for Type 1 and Type 2 diabetics. In order to complete our product development and clinical development programs and obtain regulatory approval for Symphony, we need to obtain substantial additional financing.

In connection with the Ferndale License, we have substantially completed product development on Prelude for use as needle-free skin preparation prior to the application of topical lidocaine cream for fast-acting, local dermal anesthesia prior to a wide-range of needle-based medical procedures.  Prelude was recently tested in an equivalency clinical trial for the topical delivery of lidocaine for a planned 510(k) submission to the FDA.

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

We have engaged a clinical research organization to advise us on the remaining manufacturing and clinical study requirements necessary to secure FDA approval of Durhalieve. In order to complete our product development program and to continue efforts to obtain regulatory approval for Durhalieve, we need to obtain substantial additional financing.

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

Due to financial constraints, we have been unable to advance our AzoneTS product development programs as rapidly as we had originally anticipated and none of the specialty pharmaceutical development programs have been completed. If we are unable to obtain sufficient funding necessary to complete our current planned development schedule for Durhalieve, then we may incur additional time and expenses to obtain FDA approval for Durhalieve and commercialize Durhalieve. Should Durhalieve not receive FDA approval, then we may be required to write-off all or a portion of the intangible assets acquired as an impairment charge based on specific facts and circumstances that will be evaluated at a future date.

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

Results of Operations

As of September 30, 2010, we had eleven (11) employees and used the services of three (3) independent contractors. Of this group of employees and contractors, eight (8) are involved significantly with finance and administration and six (6) are involved primarily with research and development, and clinical and regulatory matters. In addition to these individuals, we utilize outside contract engineering and contract manufacturing firms to support our operations. Further, we have engaged a clinical research organization and several consulting firms involved with regulatory strategy and clinical trial planning. We believe that with sufficient funding during the next 12 months, we will increase the number of employees in the areas of engineering, clinical research and testing, regulatory and quality assurance.

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

Comparison of the nine months ended September 30, 2010 and 2009

Licensing Revenue — We signed two licensing agreements, each with a minimum term of ten years, during 2009 that required up-front non-refundable license payments. The total up-front non-refundable license payments received in cash totaled $1,250,000. We are recognizing the upfront, nonrefundable payments as revenue on a straight-line basis over our contractual or estimated performance period. Accordingly, we determined that approximately $198,000 and $325,000 of the non-refundable license revenue was recognizable in the nine months ended September 30, 2010 and 2009, respectively. The decrease in licensing revenue between periods was due to the change in our estimated performance period of service under the license. This was a decrease of approximately $128,000 between periods. Approximately $467,000 is recognizable over the next 12 months and is shown as current deferred revenue and approximately $49,000 that remains is recognizable as revenue beyond the 12 month period and is classified as non-current.

Other Revenue — We recognize amounts earned and billed under the license and collaboration agreements for reimbursement for research and development costs for contract engineering services. For the services rendered, principally third-party contract engineering services, the revenue recognized approximates the costs associated with the services.   Other revenue was approximately $127,000 and $293,000 for the nine months ended September 30, 2010 and 2009, respectively. This was a decrease of approximately $166,000 and represented the advanced progress of product development specifically for our licensee.

Research and Development Expenses — Research and development expenses increased by approximately $576,000 to approximately $2,087,000 for the nine months ended September 30, 2010 from approximately $1,511,000 for the nine months ended September 30, 2009. Research and development expenses increased primarily as a result of our increased product development activity for Symphony and Prelude, for outside contract engineering and manufacturing costs. During the nine months ended September 30, 2009, our operations were at less than full capacity due to the pursuit of necessary funding for normal operating levels. Research and development expenses amounted to approximately 46% and 40% of total operating expenses during the nine months ended September 30, 2010 and 2009, respectively, and included product development expenses for Prelude and Symphony, activities with contract engineering and manufacturing firms relating principally to Prelude and regulatory consulting expenses related to Symphony and Prelude. We used the services of several engineering and product development firms during the nine months ended September 30, 2009 in connection with the development of Symphony and Prelude.

Selling, General and Administrative Expenses — Selling, general and administrative expenses increased by approximately $179,000 to approximately $2,435,000 for the nine months ended September 30, 2010 from approximately $2,256,000 for the nine months ended September 30, 2009. The net increase was due to the combination of a decrease of approximately $932,000 in share-based compensation expenses from approximately $1,075,000 in 2009 to approximately $143,000 in 2010, an increase of approximately $157,000 in salaries and payroll taxes, an increase of approximately $1,047,000 ($1,003,000 relates to non-cash expenses) in outside investor relations services, a decrease in legal expenses of approximately of $7,000, an increase of approximately $113,000 in charitable contributions ($113,000 relates to non-cash expense) and an increase of approximately $19,000 in corporate excise taxes, a decrease of approximately $197,000 in consulting fees, and a net decrease of approximately $21,000 in other expenses. Selling, general and administrative expenses represented 54% and 60% of total operating expenses during the nine months ended September 30, 2010 and 2009, respectively. Share-based compensation expenses are non-cash charges relating to the fair value of restricted common stock, options and warrants to purchase our common stock issued to employees, directors and certain service providers. We are not engaged in selling activities and, accordingly, general and administrative expenses relate principally to salaries and benefits for our executive, financial and administrative staff, public company reporting costs, legal, accounting, printing and media costs, capital-raising costs, and costs for general operations.

Interest Income — Interest income was approximately $1,400 for the nine months ended September 30, 2010 compared to approximately $1,300 for the nine months ended September 30, 2009, an increase of approximately $100. The increase in interest income was attributable to our higher average amount of cash equivalents on hand during the nine months ended September 30, 2010 compared to the same period in 2009.

Interest Expense — Interest expense was approximately $5,000 for the nine months ended September 30, 2010, compared to interest expense of approximately $269,000 for the same period in 2009, a decrease of $264,000. The decrease in interest expense was due to the payment or conversion to equity securities of debt obligations during 2009. The approximate net decrease in interest expense for each note payable obligation is shown in the table below:

	Nine months ended
Note Payable Obligation	September 30, 2010	September 30, 2009	Increase (Decrease)
Senior convertible notes	$—	$48,000	$(48,000)
2008 Senior secured notes	—	204,000	(204,000)
2009 Senior secured note	—	16,000	(16,000)
Other short-term financing	5,000	1,000	4,000
Total interest expense	$5,000	$269,000	$(264,000)

Non-cash Interest included above	$2,000	$250,000	$(248,000)

Derivatives Gain (Loss) — At September 30, 2010, we had outstanding warrants to purchase 8,282,652 shares of our common stock. Included in these warrants are outstanding warrants to purchase 1,342,649 shares that are considered to be derivative instruments since the agreements contain “down round” provisions whereby the number of shares covered by the warrants is subject to change in the event of certain dilutive stock issuances. The fair value of these derivative instruments at September 30, 2010 was approximately $915,000 and is included in Derivative Warrant Liability, a current liability. Changes in fair value of the derivative financial instruments are recognized currently in the Statement of Operations as a Derivative Gain (Loss). The primary underlying risk exposure pertaining to the warrants is the change in fair value of the underlying common stock. The Derivative gain on warrants subject to “down round” provisions for the nine months ended September 30, 2010 amounted to approximately $1,001,000. During the nine months ended September 30, 2010, warrants to purchase 143,793 shares of common stock were exercised which resulted in a reclassification to additional paid-in capital in the amount of approximately $200,000.  The Derivative loss on warrants subject to “down round” provisions for the nine months ended September 30, 2009 amounted to approximately $3,981,000.

Loss on Extinguishment of Debt — There was no loss on the extinguishment of debt during the nine months ended September 30, 2010.  During the nine months ended September 30, 2009, the Company recorded a loss on extinguishment of debt in the amount of approximately $1,820,000 relating to the retirement of Senior Secured Convertible Notes in exchange for Series B Perpetual Preferred Stock and Series C Preferred Stock.  Additionally, the Company recorded a loss on extinguishment of debt in the amount of approximately $32,000 relating to the Secured Senior Convertible Notes.

Gain on Extinguishment of Financial Advisory Fee Payable — On September 30, 2009, we entered into the Letter with BHP extending the due date of the Fee payable by us to BHP in connection with placement agent services provided by BHP pursuant to an engagement letter dated June 30, 2009.  The Fee was originally due upon the earlier of (i) our net cash balance exceeding $2,000,000 or (ii) October 1, 2009.  The Letter provides that the Fee is due and payable by us upon the earlier of (i) our net cash balance exceeding $2,000,000 or (ii) June 30, 2010.  In March 2010, BHP agreed that we do not owe BHP any fees pursuant to any and all previous agreements between BHP and us. Accordingly, the Fee was waived and we recorded a gain on extinguishment of financing fee payable of $200,000 in March 2010. There were no similar financial arrangements during the nine months ended September 30, 2009.

Net Loss — As a result of the factors described above, we had a net loss of approximately $3,000,000 for the nine months ended September 30, 2010 compared to approximately $9,249,000 for the nine months ended September 30, 2009.

Comparison of the three months ended September 30, 2010 and 2009

Licensing Revenue — We signed two licensing agreements, each with a minimum term of ten years, during 2009 that required up-front non-refundable license payments. The total up-front non-refundable license payments received in cash totaled $1,250,000. We are recognizing the upfront, nonrefundable payments as revenue on a straight-line basis over our contractual or estimated performance period. Accordingly, we determined that approximately $16,000 and $204,000 of the non-refundable license revenue was recognizable in the three months ended September 30, 2010 and 2009, respectively. The decrease in licensing revenue between periods was due to the change in our estimated performance period of service under the license.  Approximately $467,000 is recognizable over the next 12 months and is shown as current deferred revenue and approximately $49,000 that remains is recognizable as revenue beyond the 12 month period and is classified as non-current.

Other Revenue — We recognize amounts earned and billed under the license and collaboration agreements for reimbursement for research and development costs for contract engineering services. For the services rendered, principally third-party contract engineering services, the revenue recognized approximates the costs associated with the services.   Other revenue was approximately $31,000 and $293,000 for the three months ended September 30, 2010 and 2009, respectively.  The decrease of approximately $262,000 was due to decreased product development costs specifically billable to our licensee.

Research and Development Expenses — Research and development expenses decreased by approximately $407,000 to approximately $409,000 for the three months ended September 30, 2010 from approximately $816,000 for the three months ended September 30, 2009. Research and development expenses decreased primarily as a result of our decreased product development activity for Symphony and Prelude, mainly due to the combination of the approximate decrease of $356,000 in outside contract engineering and manufacturing costs, a decrease of approximately $23,000 in regulatory consultants, a decrease of approximately $20,000 for legal expenses related to patents, an increase of approximately $12,000 in salaries and a decrease of approximately $20,000 in other expenses. During the three months ended September 30, 2009, our operations were at less than full capacity due to the impact of less than planned funding for normal operation levels. Research and development expenses amounted to approximately 43% and 49% of total operating expenses during the three months ended September 30, 2010 and 2009, respectively, and included product development expenses for Prelude and Symphony, activities with contract engineering and manufacturing firms relating principally to Prelude and regulatory consulting expenses related to Symphony and Prelude. We used the services of several engineering and product development firms during the three months ended September 30, 2009 in connection with the development of Symphony and Prelude.

Selling, General and Administrative Expenses — Selling, general and administrative expenses decreased by approximately $289,000 to approximately $546,000 for the three months ended September 30, 2010 from approximately $835,000 for the three months ended September 30, 2009. The net decrease was due to the combination of a decrease of approximately $364,000 in share-based compensation expenses from approximately $408,000 in 2009 to approximately $44,000 in 2010, an increase of approximately $5,000 in salaries and payroll taxes, an increase of approximately $138,000 (non-cash expenses) in outside investor relations services, a decrease in legal expenses of approximately of $21,000, and a decrease of approximately $28,000 in consultants fees, a decrease of approximately $11,000 in conferences and seminars, and a net decrease of approximately $8,000 in other expenses. Selling, general and administrative expenses represented 57% and 51% of total operating expenses during the three months ended September 30, 2010 and 2009, respectively. Share-based compensation expenses are non-cash charges relating to the fair value of restricted common stock, options and warrants to purchase our common stock issued to employees, directors and certain service providers. We are not engaged in selling activities and, accordingly, general and administrative expenses relate principally to salaries and benefits for our executive, financial and administrative staff, public company reporting costs, legal, accounting, printing and media costs, capital-raising costs, and costs for general operations.

Interest Income — Interest income was approximately $200 and $300 for the three months ended September 30, 2010 and 2009, respectively. This was a decrease of approximately $100.

Interest Expense — Interest expense was approximately $3,000 for the three months ended September 30, 2010, compared to interest expense of approximately $17,000 for the same period in 2009, a decrease of $14,000. The decrease in interest expense was due to the payment or conversion to equity securities of debt obligations during 2009. The approximate net decrease in interest expense for each note payable obligation is shown in the table below:

	Three months ended
Note Payable Obligation	September 30, 2010	September 30, 2009	Increase (Decrease)
Senior convertible notes	$—	$16,000	$(16,000)
Other short-term financing	3,000	1,000	2,000
Total interest expense	$3,000	$17,000	$(14,000)

Non-cash Interest included above	$2,000	$16,000	$(14,000)

Derivatives Gain (Loss) — At September 30, 2010, we had outstanding warrants to purchase 8,282,652 shares of our common stock. Included in these warrants are outstanding warrants to purchase 1,342,649 shares that are considered to be derivative instruments since the agreements contain “down round” provisions whereby the number of shares covered by the warrants is subject to change in the event of certain dilutive stock issuances. The fair value of these derivative instruments at September 30, 2010 was approximately $915,000 and is included in Derivative Warrant Liability, a current liability. Changes in fair value of the derivative financial instruments are recognized currently in the Statement of Operations as a Derivative Gain (Loss). The primary underlying risk exposure pertaining to the warrants is the change in fair value of the underlying common stock. The Derivative Gain on warrants subject to “down round” provisions for the three months ended September 30, 2010 amounted to approximately $329,000.  The Derivative Loss on warrants subject to “down round” provisions for the three months ended September 30, 2009 amounted to approximately $13,000.

Net Loss — As a result of the factors described above, we had a net loss of approximately $583,000 for the three months ended September 30, 2010 compared to approximately $1,183,000 for the three months ended September 30, 2009.

Liquidity and Capital Resources

We have financed our operations since inception primarily through private sales of our common stock and preferred stock, the issuance of convertible promissory notes and secured promissory notes, the issuance of intellectual property and product licenses and cash received in connection with exercises of common stock purchase options and warrants. As of September 30, 2010, we had approximately $221,000 of cash and cash equivalents.

Net cash used in operating activities was approximately $3,494,000 for the nine months ended September 30, 2010. The use of cash in operating activities was primarily attributable to the net loss of approximately $3,000,000 for the nine months ended September 30, 2010.  Net cash used in operations was reduced by non-cash expenses of approximately $104,000 for depreciation and amortization, $143,000 for share-based compensation expense, $930,000 for fair value of warrants and common stock provided to outside service providers, $59,000 for fair value of options provided to outside service providers, approximately $2,000 for non-cash interest, and approximately $113,000 for fair value of common stock granted as a charitable contribution.  Net cash used in operations was negatively impacted by a non-cash gain on extinguishment of a financial advisory fee payable in the amount of $200,000, a decrease in deferred revenue of approximately $198,000, approximately, and a non-cash gain of approximately $1,001,000 related to a fair value adjustment to derivative liability. Net cash was used in operations due to a decrease in accounts payable of approximately $443,000, a decrease in accrued expenses and other liabilities of approximately $85,000, an increase in prepaid expenses of approximately $37,000, and a decrease of approximately $1,000 in deposits and other current assets.  A decrease in accounts receivable provided approximately $118,000 of cash.

Net cash was used in investing activities of approximately $11,000 for the nine months ended September 30, 2010 and related to the purchase of office and lab equipment.

 Net cash provided by financing activities was approximately $2,560,000 for the nine months ended September 30, 2010, primarily attributable to approximately $2,311,000 (net of cash financing costs) from the sale of common stock and warrants in February 2010, proceeds of $250,000 from short term notes, less approximately $1,000 for capital lease payments.

At September 30, 2010, we had outstanding warrants to purchase 8,282,652 shares of common stock at exercise prices ranging from $0.50 to $5.80.

Short-Term Promissory Notes — In September 2010, the Company issued Promissory Notes (collectively, the “2010 Notes”) in the aggregate amount of $250,000 to three individual lenders. In connection with the 2010 Notes, the Company was required to issue each payee 2,000 unregistered shares of the Company’s common stock for every $10,000 of principal loaned. The 2010 Notes were due and payable upon the earlier of (i) three (3) months from the issuance of the 2010 Notes or (ii) the acceleration of obligations under the terms of the 2010 Notes. A total of 50,000 shares with a fair value of approximately $48,000 were issued in September 2010 pursuant to the 2010 Notes which was included in deferred financing costs as of September 30, 2010. This deferred financing cost is being amortized to interest expense over a three month period.

Common Stock and Warrant Financing — On November 4, 2010, the Company entered into a Subscription Agreement (the “November Agreement”) with certain strategic institutional and accredited investors in connection with the Company’s private placement (the “November Financing”) of up to one hundred twenty (120) units (each, a “Unit” and together, the “Units”) at a price per Unit of $25,000.  Each Unit consists of (i) 25,000 shares of Common Stock (the “November Shares”), (ii) Series-1 warrants to purchase 12,500 shares of Common Stock with an exercise price of $1.50 per share (the “Series-1 Warrants”), and (iii) Series-2 warrants to purchase 12,500 shares of Common Stock with an exercise price of $2.50 per share (the “Series-2 Warrants”).

To date, the Company received proceeds of approximately $400,000 for the purchase of 400,000 shares of common stock in connection with the November Financing and the November Financing is still ongoing. The Company received payment of a portion of the proceeds in the form of the extinguishment of a Promissory Note issued by the Company on September 28, 2010 in the amount of $100,000, which amount included principal and interest accrued through November 4, 2010.  In addition the Company has received subscriptions for an additional $235,000 to purchase Units in one or more subsequent closings.

Pursuant to the November Agreement, the Company issued to the investors an aggregate of 200,000 Series-1 Warrants and an aggregate of 200,000 Series-2 Warrants. The Series-1 and Series-2 Warrants are immediately exercisable and expire no later than two (2) years from the date of issuance. The exercise price is subject to adjustment for stock splits, combinations or similar events. An exercise under the Series-1 and Series-2 Warrants may not result in the holder beneficially owning more than 4.99% or 9.99%, as applicable, of all of the Common Stock outstanding at the time; provided, however, that a holder may waive the foregoing provision upon sixty-one (61) days’ advance written notice to the Company.

       Internal Revenue Service Grant: -  On November 1, 2010, the Company was notified by the Internal Revenue Service (IRS) that it was awarded a grant under the Qualifying Therapeutic Discovery Project (“QTDP”), as part of the U.S. Patient Protection and Affordable Care Act of 2010.  The entire grant is expected to approximate $500,000 over a two year period.  The Company received an initial amount of $244,479 for qualifying 2009 research and development expenditures on November 9, 2010.    Based on its actual and projected R&D spending for 2010, Echo expects to receive the remaining amount of the grant amounting to approximately $250,000 in early 2011.The effect of this grant will be reflected in the fourth quarter of 2010.

As of November 9, 2010, we had cash and cash equivalents of approximately $506,000.

On November 10, 2010, we entered into a letter agreement (the “November Letter”) with the Series B Holder pursuant to which the Series B Holder waived the 25% Redemption triggered by the November Financing and any subsequent equity or equity-linked financing conducted by us up to an aggregate of $1,000,000 of gross proceeds from all such financings.  In consideration for the waiver in the November Letter, we agreed to issue to the Series B Holder 125,000 Series-1 Warrants and 125,000 Series-2 Warrants.  Accordingly, a redemption in the amount of approximately $100,000 was waived by the Series B Holder in connection with the November Financing.

We continue to aggressively pursue additional financing in connection with the November Financing, from existing relationships (prior shareholders, investors and lenders) and from new investors that may involve new financing arrangements. We have engaged investment banking and financial advisory firms to assist us with these efforts.

While we have been successful in raising funds to support our operations, we require substantial additional capital to fund our product development, research, manufacturing and clinical programs in accordance with our current projected level of operations. We manage our costs aggressively and have increased our operating efficiencies while advancing our product development, research and clinical programs, thereby maximizing the time available to obtain additional financing.  During the nine months ended September 30, 2010, we increased our operating costs and advanced our product development programs as compared with the same period in the prior year.  In order to fund these activities at the same level that we have in the nine months ended September 30, 2010 and to achieve our business objectives, we are actively pursuing additional funding.  Our ability to fund our product development, research, manufacturing and clinical programs will be based on the availability of additional financing.  A delay in securing additional financing may cause us to delay or halt scheduled product development and manufacturing activities for Symphony and Prelude. Although we continue to vigorously pursue acceptable financing, there can be no guarantee that additional capital will be available in sufficient amounts on terms favorable to us, if at all.

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

Item 4. Controls and Procedures.

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

PART II—OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

In July 2010, we issued 25,000 shares of its common stock with a fair value of approximately $29,000 to a vendor’s designee in consideration for public relations services. The shares were issued in a transaction not involving any public offering pursuant to an exemption from registration under Section 4(2) of the Securities Act.

In September 2010, we issued 23,000 shares of common stock to a vendor in lieu of a cash payment for the provision of investor relations services with a value of approximately $23,000. The shares were issued in a transaction not involving any public offering pursuant to an exemption from registration under Section 4(2) of the Securities Act.

Item 5. Other Information.

At our 2010 Annual Meeting of Shareholders (the “Annual Meeting”) held on July 12, 2010, the following matters were acted upon by our shareholders:

   1.  The election of one Class I director and two Class II directors to the Company’s Board of Directors;

   2.      The approval of an amendment to the Company’s 2008 Equity Incentive Plan to increase the maximum number of shares of common stock available under such plan from two million seven hundred thousand (2,700,000) to four million seven hundred thousand (4,700,000);

   3.      The ratification of the appointment of Wolf & Company, P.C. as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2010.

As of May 17, 2010, there were 18,849,069 shares of common stock issued and outstanding.  The results of the voting on each of the matters presented to shareholders at the Annual Meeting are set forth below:

	VOTES FOR	VOTES AGAINST / WITHHELD	ABSTENTIONS	BROKER NON-VOTES
Election of directors:
Vincent D. Enright	11,698,339	303,970	—	6,846,760
Patrick T. Mooney, M.D.	11,972,726	29,583	—	6,846,760
Walter W. Witoshkin	11,698,239	304,070	—	6,846,760
Amend 2008 Equity Incentive Plan	10,759,699	1,233,690	8,920	6,846,760
Ratify Wolf & Company	18,786,991	37,385	24,693	—

    Shawn K. Singh, J.D. continued his term of office as a member of the Company’s Board of Directors following the Annual Meeting.  Due to an inadvertent administrative error, we failed to report the preliminary voting results for the Annual Meeting on a Current Report on Form 8-K.

Item 6. Exhibits.

The Exhibits listed in the Exhibit Index immediately preceding such Exhibits are filed with or incorporated by reference in this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 15, 2010

ECHO THERAPEUTICS, INC.

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
10.3
Subscription Agreement by and among the Company and the Investors named therein, dated as of November 4, 2010, is incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K dated November 10, 2010.

10.4	Form of Series-1 Common Stock Purchase Warrant is incorporated herein by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K dated November 10, 2010.
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Operating Officer, Chief Financial Officer and Treasurer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of the Chief Operating Officer, Chief Financial Officer and Treasurer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.