Form 10-K
period 2010-12-31
Echo Therapeutics, Inc.
filed 2011-03-18
CIK 1031927

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2010

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
Yes ☐     No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes ☐     No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐     No ☒

The approximate aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2010, based upon the closing price of such stock on that date, was approximately $36,354,000.

The number of shares of the registrant’s common stock outstanding as of March 16, 2011 was 33,601,131.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement (the “Proxy Statement”) to be filed with the Securities and Exchange Commission relative to the issuer’s 2011 Annual Meeting of Shareholders are incorporated by reference into Part III of this Form 10-K.

ECHO THERAPEUTICS, INC.
2010 Annual Report on Form 10-K

In this report, the “Company”, “Echo,” “we,” “us,” and “our” refer to Echo Therapeutics, Inc. “Common Stock” refers to Echo’s Common Stock, $0.01 par value.

We own or have rights to various copyrights, trademarks and trade names used in our business, including the following: Symphony™ tCGM System, Prelude™ SkinPrep System, AzoneTS™ and Durhalieve™.

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

PART I

ITEM 1.  BUSINESS.

We are a medical device and specialty pharmaceutical corporation formed in Delaware in 2007.  We are developing the Symphony™ transdermal continuous glucose monitoring (“tCGM”) System (“Symphony”) as a non-invasive, wireless, transdermal continuous glucose monitoring system for use in hospital critical care units and for patients with diabetes.  We are also developing our needle-free Prelude™ SkinPrep System (“Prelude”) as a platform technology for enhanced skin permeation for delivery of topical pharmaceuticals as well as for a wide range of transdermal reformulations of specialty pharmaceutical products previously approved by the United States Food and Drug Administration (“FDA”).

Medical Device Overview

We are a transdermal medical device company with deep expertise in advanced skin permeation technology. We are developing our Prelude System as a platform technology to allow for significantly enhanced and painless skin permeation that will enable two important applications:

•	Analyte extraction with Symphony for needle-free, continuous glucose monitoring of hospital patients (critical care) as the first application; and

•	Needle-free drug delivery, with the topical delivery of lidocaine as the first application.

Additional applications for painless, needle-free topical and systemic delivery of drugs are planned.

Prelude incorporates a patented, dynamic feedback control mechanism for optimal skin permeation control. Prelude allows for precise, highly effective and completely painless skin permeation prior to analyte extraction or topical drug delivery.

Utilizing the patented, core skin permeation technology found in Prelude, we are developing our needle-free Symphony tCGM System as a non-invasive, wireless,  monitoring and trending system for use in hospital critical care units and for people with diabetes. Symphony includes the Prelude SkinPrep System for needle-free skin permeation and our patented, non-invasive, continuous transdermal glucose biosensor. With Symphony, we are initially focused on the hospital critical care setting with technology designed to assist clinical professionals, improve patient compliance and achieve better overall glucose control in critically ill patients.  All existing FDA-approved continuous glucose monitoring (“CGM”) systems are needle-based, requiring insertion of a glucose sensor into the patient’s skin, which may give rise to risks of infection, inflammation or bleeding at the insertion site. None of these CGM systems are approved for use in a clinical setting.  Symphony is a non-invasive transdermal system that does not require insertion (via a needle) of its glucose sensor and thus does not give rise to the risks associated with needle-based CGM systems.

Prelude SkinPrep System

  We are developing Prelude as a safe, effective, easy-to-use and low-cost transdermal skin permeation device for our Symphony tCGM System to enhance the flow of interstitial fluids and molecules across the protective membrane of the stratum corneum, the outmost protective layer of the skin. Prelude incorporates our patented skin permeation control technology into a comfortable, hand-held device used to prepare a small area of the skin for the non-invasive sensor components of Symphony. We have successfully used Prelude to increase the permeability of the skin allowing for analyte extraction and small molecule drug delivery in both internal studies and external feasibility clinical studies for diabetics and for non-diabetics.

  We believe Prelude can also be positioned in the transdermal drug delivery market. We expect that the localized disruption of the stratum corneum created by Prelude will potentially allow transdermal drug delivery. In addition, Prelude has the potential to provide a safe and cost effective skin permeation process for the rapid delivery of topical anesthetic creams. We believe our Prelude skin permeation process has the potential to increase skin permeation up to 100 times greater than untreated skin, perhaps making it possible to deliver a wide array of large molecule drugs.

  The key feature of our skin permeation technology is our patented feedback mechanism to achieve optimal and pain-free skin preparation for our transdermal sensing technologies. Prelude’s proprietary, patented feedback control mechanism consists of software, microprocessor controlled circuit and measuring electrodes. While Prelude is in operation, the circuit measures the real-time electrical conductivity of the permeated skin site compared with the subject’s intact skin site. Prelude turns off automatically when the conductivity measurement reaches the effective output as established by the software, thus producing individualized, optimal skin permeation. As a result, Prelude only removes the outermost layer of the epidermis, the stratum corneum, which is about 0.01 mm thick and consists of only dry, dead skin cells. With the advantages of our proprietary feedback control mechanism, we believe the skin permeation process is safe, effective, and pain-free.

Partnership with Ferndale Pharma Group for Prelude for the Delivery of Lidocaine

During 2009, we entered into a licensing agreement with Ferndale Pharma Group, Inc. ("Ferndale"), a market leader in advanced skincare and topical therapeutic products. Under the terms of the agreement, we granted Ferndale the right to develop, market, sell and distribute Prelude for skin preparation prior to the application of topical anesthetics prior to a wide-range of needle-based medical procedures in North America and the United Kingdom. This partnership allows our skin permeation technology platform to be combined with Ferndale’s leadership in the topical anesthetic market.

Symphony tCGM System

Our lead medical device program involved with analyte extraction is our Symphony tCGM System, a non-invasive (needle-free), wireless, transdermal continuous glucose monitoring system designed to provide reliable, real-time blood glucose data conveniently, continuously and cost-effectively. Symphony incorporates Prelude (our proprietary skin permeation device), a transdermal sensor, a wireless transmitter and data display monitor.

Partnership with Handok Pharmaceutical for Symphony in South Korea

During 2009, we entered into a license agreement with Handok Pharmaceuticals Co., Ltd. (“Handok”), the largest diabetes care-focused pharmaceutical company in South Korea. Under the terms of the agreement, we granted Handok the right to develop, market, sell and distribute Symphony to medical facilities and diabetics in South Korea.

Symphony Market Opportunities

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

Regular monitoring of blood glucose levels is rapidly becoming a necessary procedure performed by hospital critical care personnel to achieve tight glycemic control and ensure improved patient outcomes. In a survey by Boston Biomedical Consultants of more than 60 hospital critical care unit managers and nurse clinicians in the United States, more than 90% of those surveyed acknowledged the benefits of tight glycemic control protocols in the hospital critical care setting. We believe that tight glycemic control protocols are becoming the new standard of care in hospital critical care units across the United States, for patients with and without diabetes.

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

Diabetes Home Use Market

Diabetes is a chronic and life-threatening disease caused by the body’s inability to produce or properly use insulin, a key hormone the body uses to manage glucose, which fuels the cells in the body. According to the ADA, about 26 million people in the United States, or approximately eight percent (8%) of the population, have diabetes, including over 7 million people who remain unaware that they have the disease. In addition, before people develop type 2 diabetes (discussed below), they usually have “pre-diabetes,” or blood glucose levels that are higher than normal but not yet high enough to be diagnosed as diabetes. According to the ADA, there are 79 million people in the United States who have pre-diabetes.

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

According to the ADA, the cost of diabetes care in the United States in 2007 was more than $174 billion, including $116 billion in excess medical expenditures attributed to diabetes and $58 billion in reduced national productivity. The ADA estimates that people with diabetes, on average, have medical expenditures that are approximately 2.3 times higher than the expenditures would be in the absence of diabetes and that approximately $1 in $10 healthcare dollars is attributed to diabetes. A significant portion of overall diabetes care costs, approximately $7 billion according to industry sources, is attributable to costs associated with monitoring blood glucose levels, and that market segment is projected to grow substantially by 2011 as patients and their physicians seek ways to manage glucose levels more effectively.

Specialty Pharmaceutical Overview

Our specialty pharmaceuticals pipeline is based on our proprietary AzoneTS transdermal drug reformulation technology. AzoneTS is a nontoxic, nonirritating skin penetration enhancer that is intended to enable topical application of FDA-approved medications, including pharmaceutical products that previously could only be administered systemically. AzoneTS increases lipid membrane fluidity in the stratum corneum layer of the skin, thereby decreasing resistance to topically applied therapeutics. Our proprietary synergistic chemical combination enables AzoneTS to be a highly effective skin penetration enhancer at low concentration levels. When combined with AzoneTS, we believe the penetration of numerous commercially successful, FDA-approved drugs can be substantially improved. We believe that, despite their commercial success in large, chronic markets, many FDA-approved products with safety, efficacy and/or patient comfort and convenience issues that limit or prohibit their full commercial potential are amenable to our AzoneTS reformulation technology focused on improved dermal penetration.

Our most advanced drug candidate is Durhalieve, an AzoneTS formulation of triamcinolone acetonide, a widely-used, medium potency corticosteroid approved by the FDA for treatment of corticosteroid-responsive dermatoses. In addition to Durhalieve for the treatment of corticosteroid-responsive dermatoses, we believe that Durhalieve could be developed as a treatment for keloid scarring.

If Durhalieve is approved by the FDA for treatment of corticosteroid-responsive dermatoses, we believe we will be well-positioned to offer the pharmaceutical industry a highly efficient and relatively low cost, advanced topical alternative for several FDA-approved oral and injectable specialty pharmaceutical products.  Durhalieve has completed Phase 3 clinical trials and we are currently working to satisfy the remaining requirements that we believe are necessary to obtain FDA approval of Durhalieve.

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

FDA Approval Process for Pharmaceutical Products

In the United States, the FDA regulates drugs under FD&CA and implementing regulations. Before a drug may be marketed in the United States preclinical laboratory tests, animal studies and formulation studies must be conducted under the FDA’s current good laboratory practices, followed by submission to the FDA of an investigational new drug (“IND”) for human clinical testing, which must become effective before human clinical trials may begin and must include independent institutional review board approval at each clinical site before the trial is initiated.
If clinical trials are permitted to commence, they are typically are conducted in three sequential phases, but the phases may overlap or be combined. Phase 1 trials usually involve the initial introduction of the investigational drug into humans to evaluate the product candidate’s safety, dosage tolerance and pharmacodynamics and, if possible, to gain an early indication of its effectiveness. Phase 2 trials usually involve controlled trials in a limited patient population to evaluate dosage tolerance and appropriate dosage, identify possible adverse effects and safety risks and evaluate the preliminary efficacy of the drug candidate for specific indications. Phase 3 trials usually further evaluate clinical efficacy and test further for safety in an expanded patient population. Phase 1, Phase 2 and Phase 3 testing may not be completed successfully within any specified period, if at all. Furthermore, the FDA or we may suspend or terminate clinical trials at any time on various grounds, including a finding that the subjects or patients are being exposed to an unacceptable health risk.

Assuming successful completion of the required clinical testing, the results of the preclinical studies and of the clinical studies, together with other detailed information, including information on the chemistry, manufacture and control criteria of the product, are submitted to the FDA in the form of a New Drug Application (“NDA”) requesting approval to market the product candidate for one or more indications. The FDA reviews a NDA to determine, among other things, whether a product candidate is safe and effective for its intended use and whether its manufacturing is current GMP-compliant to assure and preserve the product candidate’s identity, strength, quality and purity. The FDA may refuse to accept and review insufficiently complete applications.

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

Research and Development

A major portion of our operating expenses to date is related to our research and development (“R&D”) activities. R&D expenses generally consist of internal salaries and related costs, and third-party vendor expenses for product design and development, product engineering and contract manufacturing. In addition, R&D costs include regulatory consulting, feasibility product testing (internal and external) and conducting nonclinical and clinical studies. R&D expenses were approximately $2,579,000 and $2,807,000, for the years ended December 31, 2010 and 2009, respectively. We intend to maintain our strong commitment to R&D as an essential component of our product development efforts. Licensed or acquired technology developed by third parties may be an additional source of potential products; however, our ability to raise sufficient financing may impact our level of R&D spending.

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

We currently have engaged a third-party contract manufacturer for the tooling, assembly and testing of our Prelude System for sale to our licensee, Ferndale.  Also, we have contracted with several engineering and product design firms related to the final product development of our Symphony System. Our policy is to use third-party manufacturers that comply with the FDA’s GMP requirements and other rules and regulations prescribed by domestic and foreign regulatory authorities.

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

Intellectual Property

We maintain a comprehensive US and international portfolio of intellectual property that we consider to be of material importance in protecting our technologies. Our success depends primarily on our ability to establish and maintain the proprietary nature of our technology through the patent process. In order to protect our proprietary technologies, we also rely on a combination of trademark, copyright and trade secret protection, as well as confidentiality agreements with employees, consultants and third parties.

Our intellectual property covers skin permeation control for enhanced drug delivery and transdermal diagnostics in the field of medical devices, and reformulations of topical products in the field of specialty pharmaceuticals.  We also have intellectual property in glucose sensor and hydrogel processes as they relate to analyte extraction.

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

Employees

As of December 31, 2010, we had eleven (11) employees. Of these employees, six (6) are involved with finance and administration and five (5) are involved with research and development, clinical and regulatory matters. In addition to these individuals, we utilize outside contract engineering and contract manufacturing firms to support our operations. We have engaged a clinical research organization and several consulting firms involved with investor relations, regulatory strategy and clinical trial planning. We plan to increase the number of employees in the areas of clinical research and testing, engineering and administration.

As of December 31, 2009, we had nine (9) employees. Of these employees, five (5) were involved with finance and administration and four (4) were involved with research and development, clinical and regulatory matters.

Company Information

Our principal executive offices are located at 10 Forge Parkway, Franklin, Massachusetts 02038 and our telephone number is (508) 553-8850.   As of March 9, 2011, we entered into a lease for approximately 5,400 square feet of corporate office space in a single facility located in Philadelphia, Pennsylvania.

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

We continue to require substantial amounts of capital.

    Our development efforts to date have consumed and will continue to require substantial amounts of capital in connection with research and development of Symphony, Prelude and specialty pharmaceuticals programs. As we conduct more advanced development of our products, we will need significant funding to complete our product development programs and to pursue product commercialization. Our ability to meet our research, development and planned commercialization activities associated with our product pipeline is highly dependent on our ability to obtain sufficient financing.

We have a history of operating losses and we expect our operating losses to continue for the foreseeable future.

We have generated limited revenue and have had operating losses since inception, including a net loss of approximately $4,100,000 for the year ended December 31, 2010. As of December 31, 2010, we had an accumulated deficit of approximately $71,500,000. Losses have resulted principally from costs incurred in connection with our research and development activities and from general and administrative costs associated with our operations. We also expect to have negative cash flows for the foreseeable future as we fund our operating losses and capital expenditures. This will result in decreases in our working capital, total assets and shareholders’ equity, which may not be offset by future funding. It is possible that we will never generate sufficient revenue to achieve and sustain profitability. Even if we achieve profitability, we may not be able to sustain or increase profitability. We expect our operating losses to continue and increase for the foreseeable future as we continue to expend substantial resources to conduct research and development, seek to obtain regulatory approval for Symphony, Prelude, and Durhalieve, identify and secure collaborative partnerships, and manage and execute our obligations in possible strategic collaborations. These losses, among other things, have had and will continue to have an adverse effect on our stockholders’ equity.

Our principal shareholders own a significant percentage of our stock and will be able to exercise significant influence.

Our principal shareholders own a significant percentage of our outstanding capital stock. Accordingly, these shareholders may be able to determine the composition of a majority of our Board of Directors, retain the voting power to approve certain matters requiring shareholder approval, and continue to have significant influence over our affairs. This concentration of ownership could have the effect of delaying or preventing a change in our control. Furthermore, so long as the purchasers in our January 2007 strategic private placement own 20% of the shares purchased in that transaction, the purchasers have the right to designate one director for election to our Board of Directors. The candidate is designated by the purchaser holding at least a majority of the shares of Common Stock purchased in the January 2007 financing, and such holder is currently Sherbrooke Partners, LLC, a beneficial owner of approximately 5.92% of our outstanding Common Stock as of March 16, 2011. Additionally, this significant concentration of share ownership may adversely affect the trading price of our Common Stock because investors often perceive disadvantages in owning stock in companies with a concentration of ownership.

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

Most of our products under development have a high risk of failure because they are based on new technologies. To date, we have tested the feasibility of Prelude for various applications, including continuous glucose monitoring and certain topical anesthetic applications. We have also tested the feasibility of Symphony for the monitoring of glucose on a continuous basis; however, to develop additional products or additional uses, substantial expenditures will be required, including for feasibility studies, pre-clinical studies and clinical testing. Projected costs for such development are difficult to estimate and they may change and increase frequently.

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

Our future success may be dependent in part upon successful development of Symphony for the hospital critical care market.

We have completed the initial prototypes and have conducted several feasibility human clinical studies at a leading Boston-area hospital, with a member of our Medical Advisory Board serving as principal investigator. Although we believe the clinical rationale exists for Symphony for the critical care market, there can be no assurance that such a market will be established, or that we will be able to successfully develop a product that will prove effective for this market or gain market acceptance should such a market develop. Our Symphony product development process may take several years and will require substantial capital outlays. If the critical care market does not develop as we expect, or if we are unable to successfully develop Symphony for such markets on a timely basis and within cost constraints, then our business and financial results will be materially adversely affected.

Our pharmaceutical products are in various stages of development and may not be successfully developed or obtain regulatory approval.

The product candidates in our AzoneTS pipeline are at various stages of developments. We have filed a NDA covering Durhalieve, our most advanced AzoneTS product candidate, for corticosteroid responsive dermatoses, with the FDA and we are now seeking to satisfy FDA manufacturing requirements necessary to secure market approval. We believe that the failure to advance Durhalieve beyond its current stage of development may have a material adverse effect on our financial condition and results of operations.

We cannot guarantee that we will be able to successfully complete clinical trials and other requirements needed to secure approval of our product candidates. As a result, our nonclinical and clinical development programs may be extended, delayed or terminated, and we may be unable to obtain regulatory approval or successfully commercialize our product candidates.

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

If we are unable to successfully complete the preclinical studies or clinical trials necessary to support PMA or NDA submissions to the FDA, we may be unable to commercialize Symphony, Prelude or AzoneTS products under development, which could impair our financial position.

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

•	third-party organizations do not perform data collection, monitoring and analysis in a timely or accurate manner or consistent with the clinical trial protocol or investigational or statistical plans;

•	regulatory inspections of our clinical trials or contract manufacturing facilities may, among other things, require us to undertake corrective action or suspend or terminate our clinical trials;

•	changes in governmental regulations or administrative actions;

•	the interim or final results of the clinical trial are inconclusive or unfavorable as to safety or efficacy; or

•	the FDA concludes that our trial design is inadequate to demonstrate safety and efficacy.

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

The markets for glucose monitoring devices and specialty pharmaceuticals are intensely competitive, subject to rapid change and significantly affected by new product introductions and other market activities of industry participants. Several companies are developing or currently marketing (for diabetes home-use purposes) continuous glucose monitoring products that will compete directly with our Symphony tCGM System. To date, Abbott, Cygnus, DexCom and Medtronic have received approval from the FDA for continuous glucose monitors for diabetes home-use purposes. The product originally developed and marketed by Cygnus is no longer actively marketed. No company has received FDA approval for continuous glucose monitoring in a hospital setting but Edwards Lifesciences, Luminous Medical, Optiscan and Glumetrics are among those companies actively developing continuous or near-continuous glucose monitoring devices for use in critical care. Most of the companies developing or marketing competing glucose monitoring devices and specialty pharmaceuticals are publicly traded or divisions of publicly-traded companies and these companies enjoy several competitive advantages, including:

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

No continuous glucose monitoring system has yet received FDA clearance as a replacement for single-point finger stick devices, and Symphony may never be approved for that indication.

We do not expect Symphony to eliminate the need for single-point finger stick devices in the foreseeable future. At present, there is no established precedent for FDA approval of a continuous glucose monitoring system in a hospital environment or as a replacement technology for standard of care blood glucose monitoring.

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

Our success and our ability to compete are dependent, in part, upon our ability to maintain the proprietary nature of our technologies. We rely on a combination of patent, copyright and trademark law, trade secrets and nondisclosure agreements to protect our intellectual property; however, such methods may not be adequate to protect us or permit us to gain or maintain a competitive advantage. Our patent applications may not issue as patents in a form that will be advantageous to us, or at all. Our issued patents, and those that may issue in the future, may be challenged, invalidated or circumvented, which could limit our ability to stop competitors from marketing related products.

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

ITEM 2. PROPERTIES.

We lease approximately 13,000 square feet of research-scale manufacturing, laboratory and office space in a single facility located in Franklin, Massachusetts under a lease expiring March 31, 2014.  In addition, as of March 9, 2011, we entered into a lease for approximately 5,400 square feet of corporate office space in a single facility located in Philadelphia, Pennsylvania.

ITEM 3. LEGAL PROCEEDINGS.

None.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our Common Stock is currently traded through the OTC Bulletin Board (OTCBB) and is quoted under the symbol “ECTE”. The following table sets forth the range of high and low closing prices for our Common Stock for the periods indicated as reported by the OTCBB in 2009 and 2010.  The number of common shareholders of record of Echo as of March 16, 2011 was 178.

Fiscal Year Ended December 31, 2009	High	Low
First Quarter	$0.70	$0.25
Second Quarter	$1.69	$0.35
Third Quarter	$1.96	$1.36
Fourth Quarter	$1.70	$1.22

Fiscal Year Ended December 31, 2010	High	Low
First Quarter	$2.02	$1.47
Second Quarter	$1.70	$1.16
Third Quarter	$1.32	$0.92
Fourth Quarter	$1.60	$0.92

*	The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

We have never paid or declared any cash or other dividends on our Common Stock.

Information regarding our equity compensation plans and the securities authorized for issuance hereunder is set forth in Note 10 and Items 11 and 12. Information regarding sales of unregistered securities is set forth in Item 7, Notes 8, 9 and 14.

We did not repurchase any shares of Common Stock during the year ended December 31, 2010.

During 2010, warrants to purchase 143,793 shares of our Common Stock were exercised voluntarily in cashless exercises, providing no gross proceeds.

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

Organization

We are a medical device and specialty pharmaceutical company. We are developing the Symphony™ transdermal continuous glucose monitoring (“tCGM”) System (“Symphony”) as a non-invasive, wireless, transdermal continuous glucose monitoring system for use in hospital critical care units and for patients with diabetes.  We are also developing our needle-free Prelude™ SkinPrep System (“Prelude”) as a platform technology for enhanced skin permeation for delivery of topical pharmaceuticals as well as for a wide range of transdermal reformulations of specialty pharmaceutical products previously approved by the United States Food and Drug Administration (“FDA”).

Operating Plan

We are principally involved with product development and clinical studies for our Symphony tCGM System using our Prelude SkinPrep System. Symphony is a next-generation, non-invasive (needle-free), wireless tCGM system designed to provide reliable, continuous blood glucose data conveniently and cost-effectively. We have completed our principal research and advanced our feasibility development of our Symphony prototype, including necessary product development for our proprietary Prelude SkinPrep System, and have engaged several product development, engineering, and contract manufacturing firms to assist us with all necessary efforts in connection with our plan to finalize product development and advance our regulatory approval process through the FDA. We have completed several clinical studies using Symphony in an acute care (hospital) environment, as well as in ambulatory settings for type 1 and type 2 diabetics and non-diabetics. In order to complete our product development, clinical development programs and to obtain regulatory approval for Symphony, we need to raise substantial additional financing.

In connection with a license agreement with Ferndale for Prelude, we have substantially completed product development and are currently working with our contract manufacturer regarding final manufacturing and product testing.

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

Our product development efforts are principally concentrated on Symphony and Prelude. While our medical device product development programs are progressing, financial constraints in both 2009 and 2010 have prevented us from advancing these programs in accordance with the timelines we had originally anticipated.

Due to financial constraints in 2009 and 2010, we have been unable to advance and finalize our AzoneTS product development programs as rapidly as we had originally anticipated. If we are unable to obtain sufficient funding necessary to complete our current planned development schedule for Durhalieve, then we may incur additional time and expenses to obtain approval for Durhalieve from the FDA and to commercialize Durhalieve. Should Durhalieve not receive FDA approval, then we may be required to write-off as an impairment charge all or a portion of the intangible assets acquired based on the specific facts and circumstances that will be evaluated at a future date.

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

Our significant accounting policies are described in “Item 8 — Financial Statements — Note 2 — Summary of Significant Accounting Policies.” We believe the critical accounting policies discussed below are those most important for an understanding of our financial condition and results of operations and require our most difficult, subjective or complex judgments.

Intangible Assets and Other Long-Lived Assets — We record intangible assets at acquisition date fair value. As a policy, we amortize our intangible assets using the straight-line method over their estimated useful lives, as follows: patents and licenses, two (2) to twenty (20) years; definite-lived core and developed technology, five (5) to twenty-five (25) years; and other intangible assets, over various periods. In connection with our acquisition of Durham Pharmaceuticals Ltd., a North Carolina corporation doing business as Echo Therapeutics, Inc. (the “ETI Acquisition”) in September 2007, intangible assets related to contractual arrangements were amortized over the estimated useful life of three (3) years and ended in 2010.  Intangible assets related to technology are expected to be amortized on a straight-line basis over the period ending 2018 when the underlying patents expire and will commence upon revenue generation.

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

For purposes of this analysis, we estimate our cash flows using a projection period not exceeding ten years, market size based on estimated prescription volume, estimated market share, average pricing, estimated costs to complete product development, operating expenses and a blended tax rate. Generally, cash flow forecasts for purposes of impairment analysis are prepared on a consistent basis and using a consistent methodology as those prepared for the income approach used to initially estimate the intangible asset’s fair value.

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

Derivative Instruments — We generally do not use derivative instruments to hedge exposures to cash-flow or market risks; however, certain warrants to purchase Common Stock that do not meet the requirements for classification as equity are classified as liabilities. In such instances, net-cash settlement is assumed for financial reporting purposes, even when the terms of the underlying contracts do not provide for a net-cash settlement. Such financial instruments are initially recorded at fair value with subsequent changes in fair value charged (credited) to operations in each reporting period. If these instruments subsequently meet the requirements for classification as equity, we reclassify the fair value to equity.

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

Results of Operations

Comparison of the years ended December 31, 2010 and 2009

Licensing Revenue — We signed two licensing agreements during the year ended December 31, 2009, each with a minimum term of ten years, that required up-front non-refundable license payments by the licensees. The up-front non-refundable license payments received in cash totaled $1,250,000. We are recognizing the up-front, non-refundable payments as revenue on a straight-line basis over our contractual or estimated performance period. During 2010, we adjusted our amortization period for revenue recognition for each of our license arrangements to reflect estimated timing of regulatory approval (or clearance).  Accordingly, we determined that approximately $226,000 and $536,000 of the non-refundable license revenue was recognizable in the years ended December 31, 2010 and 2009, respectively. Approximately $405,000 is recognizable over the next 12 months and is shown as current deferred revenue and approximately $82,000 is recognizable as revenue beyond the 12 month period and is classified as non-current.

Other Revenue — We retained contract engineering services in connection with our product development for one of our licensees and such costs are reimbursed and recorded as Other Revenue.  The significant amount of contract engineering services for this licensee occurred in 2009. Accordingly, Other Revenue of approximately $203,000 and $795,000 related to such services were recognized and received from our licensee during the years ended December 31, 2010 and 2009, respectively. The costs from the contract engineering services are included in Research and Development expenses on the Statements of Operations. There was no markup on the contract engineering services recorded as Other Revenue.

Research and Development Expenses — Research and development expenses decreased by approximately $228,000 to approximately $2,579,000 for the year ended December 31, 2010 from approximately $2,807,000 for the year ended December 31, 2009. Research and development expenses decreased primarily as a result of our decreased product and clinical development activity due to funding restrictions for Symphony, Prelude, and Azone product candidates. The cost for services from outside product development and design contractors decreased by approximately $292,000 and costs of our clinical studies decreased by approximately $79,000 compared with the prior year.  Our research and development employee costs (payroll and benefits) rose approximately $241,000 compared with the prior year. The legal costs in 2010 decreased by approximately $40,000 compared with 2009 due to a reduction in new filings. Our facility costs allocated to research and development were reduced by approximately $16,000 in 2010 compared to 2009 due to various costs savings including reduced lease costs in December 2010 as a result of entering into a facilities lease extension. Amortization of a long-term service contract for approximately $84,000 decreased approximately $35,000 in 2010 as a result of the end of the contract term. Other research and development costs went down approximately $7,000 in 2010.

 Research and development expenses amounted to approximately 48% of total operating expenses during both years ended December 31, 2010 and 2009, and included product development and regulatory consulting expenses for Prelude and Symphony. Product development and clinical expenses included in research and development expenses represented approximately 98% and 2%, respectively, of research and development expenses for the year ended December 31, 2010. Product development and clinical expenses included in research and development expenses represented approximately 95% and 5%, respectively, of research and development expenses for the year ended December 31, 2009.  We engaged several engineering and product development firms during the years ended December 31, 2010 and 2009 for product development of our Symphony System and product development and manufacturing of our Prelude System.

Selling, General and Administrative Expenses — Selling, general and administrative expenses decreased by approximately $295,000 to approximately $2,760,000 for the year ended December 31, 2010 from approximately $3,055,000 for the year ended December 31, 2009. The primary decreases between 2010 and 2009 in selling, general and administrative expenses included decreases of approximately $1,213,000, $115,000, $239,000 and $25,000 in share-based compensation, legal fees, consulting fees and cash charitable contributions, respectively. The primary increases between 2010 and 2009 in selling, general and administrative expenses included approximately $113,000, $1,075,000 and $118,000 for non-cash charitable contributions, investor relations fees and payroll salaries and benefits, respectively.

Selling, general and administrative expenses represented 52% of total operating expenses during both years ended December 31, 2010 and 2009. We are not engaged in selling activities and, accordingly, general and administrative expenses relate principally to salaries and benefits for our executive, financial and administrative staff, public company reporting costs, investor relations, legal, accounting and media costs, capital-raising costs, and costs for general operations.

  Interest Income — Interest income was approximately $2,000 for the years ended December 31, 2010 and 2009.

  Interest Expense — Interest expense was approximately $38,000 for the year ended December 31, 2010, compared to interest expense of approximately $332,000 for the year ended December 31, 2009, a decrease of approximately $294,000. The approximate net decrease in interest expense for each note payable obligation is shown in the table below:

	Years ended
Note Payable Obligations	December 31, 2010	December 31, 2009	Increase (Decrease)
Senior convertible notes	$—	$55,000	$(55,000)
2008 Senior secured notes	—	204,000	(204,000)
2009 Senior secured note	—	16,000	(16,000)
Capitalized Leases	1,000	1,000	—
Other short-term financing	37,000	56,000	(19,000)
Total notes payable	$38,000	$332,000	$(294,000)
Non-cash Interest included above	$35,000	$313,000	$(278,000)

During 2010, substantially all debt was either repaid or converted into equity except for $100,000 in a short-term promissory note that was converted into equity during January 2011.

Grant income — Grants received are recognized as income when the related work is performed and the qualifying research and development costs are incurred and are presented as other income in our consolidated statement of operations. We received grants totaling approximately $245,000 under the Qualified Therapeutic Discovery Project Grants Program and all grant income was recognized in 2010. The Qualified Therapeutic Discovery Project Grants Program was included in the healthcare reform legislation and established a one-time pool of $1 billion for grants to small biotechnology companies developing novel therapeutics which show potential to: (a) result in new therapies that either treat areas of unmet medical need, or prevent, detect, or treat chronic or acute diseases and conditions; (b) reduce long-term health care costs in the United States; or (c) significantly advance the goal of curing cancer within a the 30-year period.

Gain (Loss) on Extinguishment of Debt — During the year ended December 31, 2009, we recorded a loss on extinguishment of debt in the amount of approximately $1,820,000 relating to the retirement of the 2009 Senior Secured Note in exchange for 200.6031 shares of Series B Perpetual Preferred Stock (“Series B Stock”) and 3,113.084 shares of Series C Preferred Stock (“Series C Stock”). Additionally in 2009, we recorded a loss on extinguishment of debt in the amount of approximately $32,000 relating to the 2008 Senior Secured Note.

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

In September, 2010, we issued $250,000 of short-term notes to mature in 90 days.  The note holders were issued common stock in lieu of interest. The fair value of the common stock was recorded as deferred financing costs and amortized over the 90 day period. One note amounting to $100,000 was extended for up to two months in exchange for 5,000 shares of common stock at the end of each month. Total deferred finance cost for these notes was approximately $35,000.  One other note amounting to $50,000 was repaid in November, 2010 and we recognized approximately $4,000 as a loss on extinguishment of debt for the unamortized finance cost.  The final note amounting to $100,000 was extinguished early when the holder converted the note for the purchase of 100,000 shares of common stock in November 2010. Unamortized finance cost of approximately $12,000 was recognized as a loss on extinguishment of debt on this final note.

On September 30, 2009, we entered into the Letter with BHP extending the due date of the Fee payable by us to BHP in connection with placement agent services provided by BHP pursuant to an engagement letter dated June 30, 2009.  The Fee was originally due upon the earlier of (i) our net cash balance exceeding $2,000,000 or (ii) October 1, 2009.  The Letter provides that the Fee is due and payable by us upon the earlier of (i) our net cash balance exceeding $2,000,000 or (ii) June 30, 2010.  In March 2010, BHP agreed that we do not owe BHP any fees pursuant to any and all previous agreements between BHP and us. Accordingly, the Fee was waived and we recorded a gain on extinguishment of financing fee payable of $200,000 in 2010.

Derivative Gain (Loss) — At December 31, 2010 and 2009, we had outstanding warrants to purchase 10,336,292 and 7,356,502 shares, respectively, of our Common Stock. Included in these warrants are outstanding warrants to purchase 1,356,289 and 1,483,760 shares, respectively, that are considered to be derivative instruments since the agreements contain “down round” provisions whereby the number of shares covered by the warrants is subject to change in the event of certain dilutive stock issuances. The fair value of these derivative instruments at December 31, 2010 and 2009 was approximately $1,545,000 and $2,117,000, respectively, and is included in Derivative Warrant Liability, a current liability. Changes in fair value of the derivative financial instruments are recognized currently in the Consolidated Statement of Operations as a Derivative Gain (Loss). The primary underlying risk exposure pertaining to the warrants is the change in fair value of the underlying Common Stock. The Derivative gain on warrants subject to “down round” provisions for the year ended December 31, 2010 was approximately $371,000. The Derivative loss on warrants subject to “down round” provisions for the year ended December 31, 2009 amounted to approximately $4,050,000. During the year ended December 31, 2010, warrants to purchase 143,793 shares of Common Stock were exercised with anti-dilution provisions, which resulted in a reclassification to additional paid-in capital in the amount of approximately $200,000.  During the year ended December 31, 2009, warrants to purchase 1,584,515 shares of Common Stock were exercised, of which 664,397 shares included anti-dilution provisions, which resulted in a reclassification to additional paid-in capital in the amount of approximately $3,268,000.

Net Loss — As a result of the factors described above, we had a net loss of approximately $4,147,000 for the year ended December 31, 2010 compared to approximately $10,958,000 for the year ended December 31, 2009.

Liquidity and Capital Resources

We have financed our operations since inception primarily through private sales of our Common Stock and preferred stock, the issuance of convertible promissory notes, unsecured and secured promissory notes, up-front non-refundable payments received under license agreements and cash received in connection with exercises of Common Stock purchase options and warrants. As of December 31, 2010, we had approximately $1,342,000 of cash and cash equivalents, with no other short term investments.

Net cash used in operating activities was approximately $3,630,000 for the year ended December 31, 2010. The use of cash in operating activities was primarily attributable to the net loss of approximately $4,147,000, offset by non-cash expenses of approximately $109,000 for depreciation and amortization, $165,000 for share-based compensation expense, $995,000 for the fair value of stock, warrants and options issued for services, $113,000 for fair value of common stock issued as charitable contribution, and $35,000 in non-cash interest expense relating to short-term promissory notes.  Included in net loss is a non-cash derivative gain of approximately $371,000 and a non-cash gain on extinguishment of debt of approximately $184,000.  A decrease in accounts payable and deferred revenue relating to license agreements reduced used cash available for operations by approximately $320,000 and $226,000, respectively.  An increase in accounts receivable, net of a decrease in prepaid expenses and other assets provided approximately $22,000 of cash. An increase in accrued expenses and other liabilities provided approximately $179,000 of cash.

Net cash used in investing activities was approximately $280,000 for the year ended December 31, 2010. Cash of approximately $266,000 was used as result of an increase in restricted cash in escrow at December 31, 2010 related to a January 2011 finance closing. Cash was used to purchase approximately $14,000 in office equipment.

Net cash provided by financing activities was approximately $4,085,000 for the year ended December 31, 2010. The cash was primarily attributable to proceeds from the sale of common stock and warrants of approximately $3,887,000.   We had proceeds of $250,000 from short-term promissory notes, of which $50,000 was repaid in cash and $100,000 was converted into common stock in connection with the November 2009 Financing.  Principal payments on capitalized lease obligations used less than $2,000 during 2010.

At December 31, 2010, we had outstanding warrants to purchase 10,336,292 shares of Common Stock at exercise prices ranging from $0.50 to $5.80.

As of March 16, 2011, we had cash and cash equivalents of approximately $5,076,000.

We continue to aggressively pursue additional financing from existing relationships (prior shareholders, investors and lenders) and from new investors to support our product and clinical development programs, and operations. We engage investment banking firms to assist us with these efforts. During the period January 2011 through March, 16, 2011, we raised an approximately $4,652,000 in cash from our Common Stock and Warrant Offerings and through a new series of Convertible Preferred Stock.  In addition during that period, we received cash in the amount of approximately $465,000 as a result of common stock warrant exercises.

For additional information about our operating plan with respect to our products and product development, please see our Business discussion in Item 1 above.

We have demonstrated the ability to manage our costs aggressively and increase our operating efficiencies while advancing our medical device product development and clinical programs.  During the year ended December 31, 2010, we managed the extent of our medical device product development, clinical and operating costs while pursuing necessary funding. In order to advance our product development, clinical programs, establish contract manufacturing and support our Licensee for our Prelude System, pursue  FDA approval for our Symphony System and support our operating activities, we expect our monthly operating costs associated with salaries and benefits, regulatory and public company consulting, contract engineering and manufacturing, legal and other working capital costs to increase. In the past, we have relied primarily on raising equity capital in order to meet our operating budget and to achieve our business objectives, and we plan to continue that practice in the future. Although we have been successful in the past with raising sufficient capital, we will continue to vigorously pursue additional financing as necessary for meeting our business objectives.  However, there can be no guarantee that additional capital will be available in sufficient amounts on terms favorable to us, if at all.

The economic conditions during 2010, including the tightening of available funding in the financial markets, had a significant impact on our fund raising initiatives to fund our product development and clinical programs in accordance with our original projected level of operations. Although we have recently raised sufficient capital, we believe that uncertainties in the financial markets may occur in the future. The extent of our future product development, clinical programs and regulatory activities may be dependent on available additional funding from investors. Without sufficient funding for our programs, our plan to obtain regulatory approval for Symphony and Durhalieve may be delayed.

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

During 2010 and through March 16, 2011, we have not redeemed any warrants.  During 2010, common stock warrants to purchase 143,793 shares were exercised through a cashless exercise provision and none were exercised for cash..  During 2011 and through March 16, 2011, common stock warrants to purchase 799,914 shares were exercised through a cashless exercise provision and 230,048 shares were exercised for cash providing gross proceeds to us of $465,279.

2009 Series A-2 Preferred Stock Financing — On April 8, April 24, April 28 and May 31, 2009, we entered into an Amended and Restated Stock and Warrant Purchase Agreement dated as of April 2, 2009 (the “A-2 Agreement”) with certain strategic institutional and accredited investors (the “A-2 Investors”) in connection with a private placement transaction (the “A-2 Financing”) in which the A-2 Investors purchased an aggregate of 640,000 shares of Series A-2 Stock at a price of $0.50 per share and received warrants to purchase 153,912 shares of Common Stock. The A-2 Financing provided us with gross proceeds of $700,000 and we used the net proceeds for working capital and general corporate purposes.  As of June 29, 2009 the Series A-2 Stock was exchanged for Common Stock (see below).

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

Under the terms of the Series A Exchange Agreement, we issued and delivered to the Series A Holders, in exchange for the cancellation of the Series A Stock, 2,938,920 shares of Common Stock. The Series A Exchange Agreement states that, if, as a result of this exchange transaction, any Series A Holder or any of its affiliates, individually or in the aggregate, would beneficially own more than 9.99% of our issued and outstanding Common Stock (the “Threshold Amount”), the Series A Holder would receive Common Stock rounded to the nearest whole share, up to the Threshold Amount, and the remaining Common Stock would be exchanged for Series C Stock convertible into the number of shares of Common Stock equal to the difference between the aggregate number of shares of Common Stock to be issued to the Series A Holder and the actual number of shares of Common Stock issued. As a result of this provision, one Series A Holder received 2,323.105 shares of Series C Stock instead of 2,323,105 shares of Common Stock. The remaining Series A Holders received 615,815 shares of Common Stock. As a result of the terms of the Series A Exchange Agreement, we do not have any shares of Series A Stock issued and outstanding.

In 2009, we recorded a deemed dividend on the beneficial conversion equal to the incremental fair value resulting from the reduction in the conversion price, or approximately $2,012,000. This deemed dividend is included in the Statement of Operations in arriving at Net Loss Applicable to Common Shareholders.

Series A-1 Preferred Stock Exchange — On June 29, 2009, we entered into an Exchange Agreement (the “A-1 Exchange Agreement”) with all of the holders of the Series A-1 Convertible Preferred Stock (collectively, the “A-1 Holders”). The A-1 Holders held an aggregate of 809,121 shares of our Series A-1 Stock, including paid-in-kind dividends accrued through June 29, 2009, constituting all of the issued and outstanding Series A-1 Stock.

Under the terms of the A-1 Exchange Agreement, we issued and delivered to the A-1 Holders, in exchange for the cancellation of the Series A-1 Stock, 1,078,828 shares of Common Stock. The A-1 Exchange Agreement states that, if, as a result of this exchange transaction, any A-1 Holder or any of its affiliates, individually or in the aggregate, would beneficially own more than the Threshold Amount, the A-1 Holder would receive Common Stock rounded to the nearest whole share, up to the Threshold Amount, and the remaining Common Stock would be exchanged for Series C Stock convertible into the number of shares of Common Stock equal to the difference between the aggregate number of shares of Common Stock to be issued to the A-1 Holder and the actual number of shares of Common Stock issued. As a result of this provision, one A-1 Holder received 280.993 shares of Series C Stock instead of 280,993 shares of Common Stock. The remaining A-1 Holders received 797,835 shares of Common Stock. As a result of the A-1 Exchange Agreement, we do not have any shares of Series A-1 Stock issued and outstanding.

In 2009, we recorded a deemed dividend on the beneficial conversion equal to the incremental fair value resulting from the reduction in the conversion price, or approximately $415,000. This deemed dividend is included in the Statement of Operations in arriving at Net Loss Applicable to Common Shareholders.

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

Under the terms of the A-2 Exchange Agreement, we issued and delivered to the A-2 Holders, in exchange for the cancellation of the Series A-2 Stock, 1,422,436 shares of Common Stock. The A-2 Exchange Agreement states that, if, as a result of this exchange transaction, any A-2 Holder or any of its affiliates, individually or in the aggregate, would beneficially own more than the Threshold Amount, the A-2 Holder would receive Common Stock rounded to the nearest whole share, up to the Threshold Amount, and the remaining Common Stock would be exchanged for Series C Stock convertible into the number of shares of Common Stock equal to the difference between the aggregate number of shares of Common Stock to be issued to the A-2 Holder and the actual number of shares of Common Stock issued. As a result of this provision, one A-2 Holder received 508.986 shares of Series C Stock instead of 508,986 shares of Common Stock. As a result of the A-2 Exchange Agreement, we do not have any shares of Series A-2 Stock issued and outstanding. The remaining A-2 Holders received 913,450 shares of Common Stock.

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

Pursuant to the terms of the Certificate of Designation, Preference and Rights of Series B Perpetual Preferred Stock (the “Series B Certificate”), the Series B Stock is redeemable under certain circumstances.

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

In accordance with redemption requirements, during the year ended December 31, 2009, the Company redeemed 59.3750 shares of Series B Stock at a cost of $593,750 in connection with the financings dated November 13, and December 3, 2009. Of this amount, $450,000 was satisfied by offsetting proceeds owed in connection with the 2009 November Financing (see Note 9) and $143,750 was included in Accrued Expenses.

On January 19, 2010, we entered into a letter agreement with the sole holder of Series B Stock (the “Series B Holder”) regarding the payment to the Series B Holder of $143,750 (the “Redemption Amount”) for the redemption of 14.375 shares of Series B Stock in connection with the 2009 November Financing and 2009 December Financing. The Series B Holder waived payment of the Redemption Amount until we has a net cash balance in excess of $3,000,000. In consideration for the deferral, we agreed that, upon the closing of its next equity offering with gross proceeds of less than $5,000,000, it would use 25% of the gross proceeds to redeem Series B Stock (the “25% Redemption”).

On March 16, 2010, we entered into an additional agreement with the Series B Holder pursuant to which the Series B Holder waived both the 25% Redemption identified in the January 19, 2010 letter and the redemption required by the Series B Certificate with respect to amounts received in the February Financing through March 16, 2010. Accordingly, a redemption in the amount of approximately $614,000 was waived by the Series B Holder in connection with the February 2010 Financing.

  On November 10, 2010, we entered into a letter agreement (the “November Letter”) with the Series B Holder pursuant to which the Series B Holder waived the 25% Redemption triggered by the 2010 November Financing (see Note 9) and any subsequent equity or equity-linked financing conducted by us up to an aggregate of $1,000,000 of gross proceeds from all such financings.  In consideration for the waiver in the November Letter, we issued to the Series B Holder 125,000 Series-1 Warrants and 125,000 Series-2 Warrants with a combined fair value of $185,000 which was recorded as a non-cash stock issuance cost.

On December 29, 2010, we entered into a letter agreement (the “December Letter”) with the Series B Holder pursuant to which the Series B Holder waived the 25% Redemption triggered by the 2010 November Financing and any subsequent equity or equity-linked financing conducted by us for gross proceeds from the 2010 November Financing.

We paid approximately $132,000 of dividends by issuing approximately 13 shares of Series B Stock during 2010. This dividend is included in the Statements of Operations in arriving at Net Loss Applicable to Common Shareholders.  In accordance with the Series B Preferred Stock Agreement there were no dividends due for the year ended December 31, 2009.

Series C Preferred Stock — We authorized 10,000 shares of Series C Stock, $0.01 par value, of which 4,918.1 shares were issued and outstanding as of December 31, 2010 and 2009, respectively. The Series C Stock was created on June 30, 2009.  Pursuant to the terms of the Certificate of Designation, Preference and Rights of Series C Preferred Stock (the “Series C Certificate”), each share of Series C Stock is initially convertible into one thousand shares of Common Stock, subject to adjustment for stock splits, combinations or similar events. Each holder who receives Series C Stock may convert its Series C Stock at any time following its issuance. In the event of any Liquidation Event (as defined in the Series C Certificate), the holders of Series C Stock will be entitled to receive (subject to the rights of any securities designated as senior to the Series C Stock) a per share liquidation preference equal to an amount calculated by taking the total amount available for distribution to holders of all outstanding Common Stock before deduction of any preference payments for the Series C Stock, divided by the total of (x) all of the then outstanding shares of Common Stock, plus (y) all of the shares of Common Stock into which all of the outstanding shares of the Series C Stock can be converted, in each case prior to any distribution to the holders of Common Stock or any other securities designated as junior to the Series C Stock.

November 2009 Common Stock and Warrant Financing — On November 13, 2009, we entered into a Common Stock and Warrant Purchase Agreement (the “November Agreement”) with certain strategic institutional and accredited investors (the “November Investors”) in connection with our private placement (the “November Financing”) of 1,969,056 shares of Common Stock at a price of $1.25 per share (the “November Shares”) together with warrants to purchase 2,398,339 shares of Common Stock.  The November Financing provided us with gross proceeds of $3,211,320. Of this amount, we received payment of a portion of the purchase price in the form of the extinguishment of the Gemini Notes in the approximate amount of $355,000 which amount included principal and interest accrued through November 13, 2009. We used the net proceeds of the November Financing primarily for working capital and general corporate purposes.

December 2009 Common Stock and Warrant Financing — On December 3, 2009, we closed on a Common Stock and Warrant Purchase Agreement dated November 30, 2009 (the “December Agreement”) with certain strategic institutional and accredited investors in connection with the private placement (the “December Financing”) of 450,000 shares of Common Stock at a price of $1.25 per share (the “December Shares”) together with warrants to purchase 315,000 shares of Common Stock. In connection with the December Financing, we received proceeds of $562,500 and we used the net proceeds primarily for working capital and general corporate purposes.

February 2010 Common Stock and Warrant Financing — On February 4, 2010, we entered into a Common Stock and Warrant Purchase Agreement (the “February Agreement”) with certain strategic institutional and accredited investors in connection with our private placement (the “February Financing”) of shares of Common Stock, at a price of $1.50 per share (the “February Shares”). Under the terms of the February Agreement, each investor received warrants to purchase a number of shares of Common Stock with an exercise price of $2.25 per share equal to fifty percent (50%) of the number of February Shares purchased by such investor (the “February Warrants”).  We issued 1,636,739 shares of Common Stock and received gross proceeds of approximately $2,455,000 in connection with the February Financing.

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

November 2010 Common Stock and Warrant Financings — In November 2010, we initiated a private placement (the “November 2010 Financing”) of up to 120 units (each, a “Unit” and together, the “Units”) or partial Units at a price per Unit of $25,000.  Each Unit consists of (i) 25,000 shares of Common Stock, $0.01 par value, (ii) Series-1 warrants to purchase 12,500 shares of Common Stock, $0.01 par value with an exercise price of $1.50 per share (the “Series-1 Warrants”), and (iii) Series-2 warrants to purchase 12,500 shares of Common Stock with an exercise price of $2.50 per share (the “Series-2 Warrants”).

Through December 31, 2010, we had entered into subscription agreements with certain strategic institutional and accredited investors in connection with the November 2010 financing for a total of 68.8 units.  We received gross proceeds from these subscriptions in the amount of $1,720,000.   We received proceeds of $100,000 in the form of extinguishment of a Promissory Note issued by us on September 28, 2010, which included principal and interest.  Additionally, we received a commitment for an additional 11.4 units in which the proceeds of $285,000 were not received as of December 31, 2010.  This is treated as stock subscription receivable as of December 31, 2010.  The proceeds of $285,000 were received in January and February 2011.

Pursuant to the November 2010 Financings noted above, including the commitment for 11.4 units as of December 31, 2010, we issued an aggregate of 1,002,500 Series-1 Warrants and 1,002,500 Series-2 Warrants to the investors.  These warrants are immediately exercisable and expire three years after issuance. The exercise price is subject to adjustment for stock splits, combinations or similar events.  An exercise under these warrants may not result in the holder beneficially owning more than 4.99% or 9.99%, as applicable, of all of the Common Stock outstanding at the time; provided, however, that a holder may waive the foregoing provision upon sixty-one (61) days’ advance written notice to us.

As of December 31, 2010, the November 2010 Financing remained open and we entered into additional Subscription Agreements with certain strategic institutional and accredited investors  for a total of 35.66 units.  We received proceeds from these subscriptions in the amount of $891,500.   Pursuant to these subscriptions we issued an aggregate of 445,750 Series-1 Warrants and 445,750 Series-2 Warrants to the investors.

8% Senior Promissory Note - On January 5, 2011, we issued an 8% Senior Promissory Note to Platinum Montaur Life Sciences, LLC (“Montaur”) in the amount of $1,000,000.  The outstanding principal balance of this Note, together with all accrued and unpaid interest, shall be due and payable in full on February 1, 2011 and later extended to February 8, 2011 by agreement of the parties.

Series D Convertible Preferred Stock Purchase - On February 8, 2011 we entered into a Series D Convertible Preferred Stock Purchase Agreement (the “Series D Agreement”) dated as of February 7, 2011 with Montaur and certain other strategic accredited investors (each, an “Investor” and collectively, the “Investors”) in connection with the Company’s private placement (the “Series D Financing”) of Series D Convertible Preferred Stock (“Series D Stock”) at a price per share of $1.00. For every $100,000 face value of Series D Stock purchased in the Series D Financing, the Investor was issued (i) Series 1 warrants to purchase 50,000 shares of Common Stock, $0.01 par value (“Common Stock”) with an exercise price of $1.50 per share (the “Series 1 Warrants”), and (ii) Series 2 warrants to purchase 50,000 shares of Common Stock with an exercise price of $2.50 per share (the “Series 2 Warrants” and, together with the Series 1 Warrants, the “Warrants”).

On February 8, 2011, there was a closing in connection with the Series D Agreement and we received proceeds of $3,506,000 for the purchase of 3,506,000 shares of Series D Stock. We received payment of a portion of the proceeds in the form of the extinguishment of an 8% Senior Promissory Note issued on January 5, 2011 in the principal amount of $1,000,000, which amount included principal and interest accrued through February 8, 2011 in the amount of $6,000. We intend to use the net proceeds of the Series D Financing primarily for working capital and general corporate purposes.

We issued an aggregate of 1,753,000 Series 1 Warrants and 1,753,000 Series 2 Warrants to the Investors pursuant to the Agreement.  The Warrants are immediately exercisable and expire on February 7, 2013; however, if the Warrants are not exercised in full by February 7, 2013 by virtue of the application of a beneficial ownership blocker (described below), then the term of the Warrants shall be extended for thirty (30) days past the date on which the beneficial ownership blocker is no longer applicable. The exercise price is subject to adjustment for stock splits, business combinations or similar events.  An exercise under the Warrants may not result in the holder beneficially owning more than 4.99% or 9.99%, as applicable, of all of the Common Stock outstanding at the time; provided, however, that a holder may waive the foregoing provision upon sixty-one (61) days’ advance written notice to us.

Pursuant to the Certificate of Designation, Preferences and Rights of Series D Convertible Preferred Stock, the shares of Series D Stock are initially convertible into shares of Common Stock at a price per share equal to $1.00, subject to adjustment for stock splits, business combinations or similar events, and shall have a liquidation preference equal to their stated value.  Each holder who receives Series D Stock may convert it at any time following its issuance.   The Series D Stock does not pay a dividend and is not redeemable.

In accordance with (i) the Certificate of Designation, Rights and Preferences of the Series B Stock and (ii) a letter agreement dated January 19, 2010 between us and the sole holder of the Series B Perpetual Preferred Stock, we were obligated to use 25% of the gross proceeds from the Series D Financing to redeem Series B Stock. On February 4, 2011, we entered into a letter agreement (the “Letter”) with the sole holder of the Series B Perpetual Preferred Stock pursuant to which the Series B share holder waived the redemption of shares of the Series B Perpetual Preferred Stock triggered by the Series D Financing.

Facilities, Property and Equipment — We conduct our operations in leased facilities and have agreed to a lease through March 2014. Our property and equipment does not include manufacturing machinery and is limited to laboratory testing equipment, office furniture and computer systems (network hardware, software and employee desk top systems).   As of March 9, 2011, we entered into a lease for approximately 5,400 square feet of corporate office space in a single facility located in Philadelphia, Pennsylvania. The lease is for a period through April 30, 2014. Except for the purchase (possibly through capital lease financing) of tooling, molds and dies in connection with product development and manufacturing of Symphony and Prelude, we do not anticipate any significant purchases or sales of property and equipment during the next 12 months.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
Echo Therapeutics, Inc. Consolidated Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of
Echo Therapeutics, Inc.
Franklin, Massachusetts

We have audited the accompanying consolidated balance sheets of Echo Therapeutics, Inc. as of December 31, 2010 and 2009, and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Echo Therapeutics, Inc. as of December 31, 2010 and 2009, and the results of its operations and its cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.

/s/ WOLF & COMPANY, P.C.

Boston, Massachusetts
March 18, 2011

Echo Therapeutics, Inc.
Consolidated Balance Sheets

	As of,
	December 31, 2010	December 31, 2009
ASSETS
Current Assets:
Cash and cash equivalents	$1,342,044	$1,166,858
Accounts receivable	141,488	130,036
Stock subscriptions receivable	285,000	—
Prepaid expenses and other current assets	195,205	226,641
Total current assets	1,963,737	1,523,535

Property and Equipment, at cost:
Computer equipment	265,862	262,278
Office and laboratory equipment (including assets under capitalized leases)	626,823	618,723
Furniture and fixtures	17,019	14,288
Manufacturing equipment	129,320	129,320
Leasehold improvements	177,768	177,768
	1,216,792	1,202,377
Less-Accumulated depreciation and amortization	(1,168,758)	(1,143,167)
Net property and equipment (including assets under capitalized leases)	48,034	59,210

Other Assets:
Restricted cash	275,249	9,749
Intangible assets, net of accumulated amortization	9,625,000	9,708,822
Deposits and other assets	250	2,000
Total other assets	9,900,499	9,720,571
Total assets	$11,912,270	$11,303,316
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$605,634	$948,712
Deferred revenue	405,454	591,051
Current portion of notes payable and capital lease obligation, net of discounts	102,071	1,874
Derivative warrant liability	1,544,996	2,116,696
Accrued expenses and other liabilities	463,475	481,679
Total current liabilities	3,121,630	4,140,012
Notes Payable and capital lease obligation, net of current portion and discounts	6,176	8,247
Deferred Revenue, net of current portion	82,180	122,451
Total liabilities	3,209,986	4,270,710

Commitments

Stockholders’ Equity:
Perpetual, Redeemable Preferred Stock:
Series B, $0.01 par value, authorized 40,000 shares, issued and outstanding 154.3940 and 141.2281 at December 31, 2010 and 2009, respectively (preference in liquidation of $1,543,939 at December 31, 2010)	2	2
Convertible Preferred Series:
Series C, $0.01 par value, authorized 10,000 shares, issued and outstanding 4,918.1 at December 31, 2010 and 2009	49	49
Common stock, $0.01 par value, authorized 100,000,000 shares at December 31, 2010 and 2009, issued and outstanding 31,126,245 and 27,045,792 shares at December 31, 2010 and 2009, respectively	311,264	270,459
Additional paid-in capital	79,646,385	74,155,716
Common stock subscribed for but not paid for or issued, 285,000 shares	285,000	—
Accumulated deficit	(71,540,416)	(67,393,620)
Total stockholders’ equity	8,702,284	7,032,606
Total liabilities and stockholders’ equity	$11,912,270	$11,303,316

See notes to the consolidated financial statements.

Echo Therapeutics, Inc.
Consolidated Statements of Operations

	For the Years ended December 31,
	2010	2009
Licensing revenue	$225,868	$536,497
Other revenue	202,592	795,424
Total Revenues	428,460	1,331,921
Operating Expenses:
Research and development	2,578,852	2,807,405
Selling, general and administrative	2,760,062	3,054,984
Total operating expenses	5,338,914	5,862,389
Loss from operations	(4,910,454)	(4,530,468)
Other Income (Expense):
Interest income	1,519	1,562
Interest expense	(37,549)	(331,500)
Qualified therapeutic research grant	244,480	—
Gain (loss) on extinguishment of debt	183,863	(2,047,292)
Derivatives gain (loss)	371,345	(4,050,443)
Other income (expense), net	763,658	(6,427,673)
Net loss	(4,146,796)	(10,958,141)
Deemed dividend on beneficial conversion of Series A and A-1 Preferred Stock	—	(2,426,876)
Accretion of dividends on Convertible Perpetual Redeemable Preferred Stock	(131,659)	—
Accretion of dividends on Convertible Preferred Stock	—	(126,676)
Net loss applicable to common shareholders	$(4,278,455)	$(13,511,693)
Net loss per common share, basic and diluted	$(0.15)	$(0.61)
Basic and diluted weighted average common shares outstanding	29,031,158	22,290,956

See notes to the consolidated financial statements.

Echo Therapeutics, Inc.
Consolidated Statements of Changes in Stockholders’ Equity
Years Ended December 31, 2010 and 2009

	Preferred Stock		Common Stock
	Number of Shares	Carrying Value	Number of Shares	Carrying Value	Additional Paid-in Capital	Common Stock Subscribed	Accumulated Deficit	Total Stockholders’ Equity
Balance at December 31, 2008	2,348,330	$23,483	19,095,838	$190,960	$64,668,550	$—	$(58,281,663)	$6,601,330
Reclassification of warrants to derivative liability	—	—	—	—	(2,926,302)		1,846,184	(1,080,118)
Issuance of Series A-2 Preferred Stock	1,400,000	14,000	—	—	685,576	—	—	699,576
Dividends on Series A, A-1 and A-2 Preferred Stock	115,960	1,160	—	—	(1,206)	—	—	(46)
Exercise of warrants	—	—	1,211,704	12,117	(12,117)	—	—	—
Share-based payments — restricted stock, net of forfeitures	—	—	1,992,094	19,921	289,837	—	—	309,758
Share-based payments — options, net of forfeitures	—	—	—	—	1,298,789	—	—	1,298,789
Fair value of warrants issued for services	—	—	—	—	173,726	—	—	173,726
Redemption of Series B Preferred Stock	(59)	(1)	—	—	(593,749)	—	—	(593,750)
Issuance of Common Stock and Series C Preferred Stock, net of cash issuance costs of $229,048	600	6	2,419,056	24,190	3,670,774	—	—	3,694,970
Exchange of Series A, A-1 and A-2 Preferred Stock for Series C Preferred Stock and common stock	(3,861,178)	(38,611)	2,327,100	23,271	15,340	—	—	—
Exchange of Senior Secured Note and accrued interest for Series B and C Preferred Stock, net of cash issuance costs of $207,148	1,406	14	—	—	3,618,445	—	—	3,618,459
Fair value of derivative warrant liabilities reclassified to additional paid-in capital	—	—	—	—	3,268,053	—	—	3,268,053
Net Loss	—	—	—	—	—	—	(10,958,141)	(10,958,141)
Balance at December 31, 2009	5,059	51	27,045,792	270,459	74,155,716	—	(67,393,620)	7,032,606
Exercise of warrants	—	—	35,714	357	(357)	—	—	—
Share-based payments — restricted stock, net of forfeitures	—	—	363,000	3,630	389,619	—	—	393,249
Share-based payments — options, net of forfeitures	—	—	—	—	164,810	—	—	164,810
Fair value of warrants issued for services	—	—	—	—	616,634	—	—	616,634
Fair value of options issued for services	—	—	—	—	59,471	—	—	59,471
Common Stock issued to charitable organization	—	—	60,000	600	112,800	—	—	113,400
Issuance of Common Stock, net of cash issuance costs of $188,333 and non-cash costs of $468,741	—	—	3,356,739	33,568	3,484,485	—	—	3,518,053
Fair value of fully vested Common Stock issued for services	—	—	265,000	2,650	462,850	—	—	465,500
Fair value of derivative warrant liabilities reclassified to additional paid-in capital	—	—	—	—	200,357	—	—	200,357
Common stock subscription, 285,000 shares	—	—	—	—	—	285,000	—	285,000
Dividends on Series B preferred stock	13	—	—	—	—	—	—	—
Net Loss	—	—	—	—	—	—	(4,146,796)	(4,146,796)
Balance at December 31, 2010	5,072	$51	31,126,245	$311,264	$79,646,385	$285,000	$(71,540,416)	$8,702,284

See notes to the consolidated financial statements.

Echo Therapeutics, Inc
Consolidated Statements of Cash Flows

	Years Ended December 31,
	2010	2009
Cash Flows From Operating Activities:
Net loss	$(4,146,796)	$(10,958,141)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	109,413	158,618
Share-based compensation	164,810	1,298,789
Fair value of common stock and warrants issued for services	935,144	429,093
Fair value of common stock issued as charitable contribution	113,400	—
Fair value of derivative warrant liability issued for services	—	245,369
Fair value of options issued for services	59,471	—
Derivative (gain) loss	(371,344)	4,050,443
Non-cash (gain) loss on extinguishment of debt	(183,863)	2,024,031
Non-cash interest expense	35,190	312,652
Other non-cash expense	—	64,136
Changes in assets and liabilities:
Accounts receivable	(11,452)	(130,036)
Prepaid expenses and other current assets	31,436	(209,509)
Deposits and other assets	1,750	—
Accounts payable	(320,078)	(229,007)
Deferred revenue	(225,868)	713,502
Accrued expenses and other liabilities	178,969	(43,986)
Net cash used in operating activities	(3,629,819)	(2,274,046)
Cash Flows from Investing Activities:
Purchase of property and equipment	(14,415)	(20,938)
Decrease (increase) in restricted cash	(265,500)	501
Net cash used in investing activities	(279,915)	(20,437)
Cash Flows From Financing Activities
Proceeds from short-term notes	250,000	125,000
Repayment of short-term notes	(50,000)	(125,000)
Proceeds from the sale of Series A-2 preferred stock, net of expenses	—	699,576
Proceeds from the sale of common stock and warrants, net of cash expenses	3,886,794	2,739,703
Principal payments for capital lease obligations	(1,874)	(866)
Proceeds from Senior Secured Note	—	1,990,000
Proceeds (payments) from (on) Senior Secured Convertible Notes and Warrants	—	(2,209,426)
Deferred financing costs	—	(467)
Dividends paid in cash on Series A, A-1 and A-2 preferred stock	—	(46)
Net cash provided by financing activities	4,084,920	3,218,474
Net Increase in Cash and Cash Equivalents	175,186	923,991
Cash and Cash Equivalents, beginning of period	1,166,858	242,867
Cash and Cash Equivalents, end of period	$1,342,044	$1,166,858

See notes to the consolidated financial statements.

Echo Therapeutics, Inc
Consolidated Statements of Cash Flows

	Years Ended December 31,
	2010	2009
Supplemental Disclosure of Cash Flow Information and Non Cash Financing Transactions:
Cash paid for interest	$2,124	$18,848
Accretion of dividend on Series A, A-1 and A-2 Convertible Preferred Stock	$—	$126,676
Derivative warrant liability reclassified from stockholders’ equity	$—	$1,080,118
Senior Convertible Notes issued for accrued interest	$—	$23,622
Fair Value of common stock issued for interest on short-term notes payable	$48,500	$—
Accretion of dividend on Series B Perpetual Redeemable Preferred Stock	$131,659	$—
Issuance of common stock in settlement of accounts payable and accrued expenses	$23,000	$83,000
Deemed dividend on beneficial conversion of Series A and A1 Preferred Stock	$—	$2,426,876
Conversion of Senior Secured Note to Series B and Series C preferred	$—	$2,006,031
Redemption of Series B Preferred Stock included in accrued expenses	$—	$143,750
Redemption liability satisfied through offset of proceeds due in connection with November 2009 Financing	$—	$450,000
Conversion of short-term note to common stock in connection with the November 2010 Financing	$100,000	$—
Senior Convertible Note exchanged for Common Stock and warrants	$—	$355,070
Reclassification of derivative liability to additional paid-in capital	$200,357	$3,268,053
Fair value of warrants included in stock issuance costs	$468,741	$869,484
Exchange of Series A, A-1 and A-2 Preferred Stock to Series C Preferred Stock and common stock	$—	$3,724,529
Asset acquired under Capital Lease Agreement	$—	$10,988
Common stock subscriptions receivable	$285,000	$—

See notes to the consolidated financial statements.

ECHO THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2010 and 2009

(1) ORGANIZATION, BASIS OF PRESENTATION

Echo Therapeutics, Inc. is a transdermal medical device company with deep expertise in advanced skin permeation technology that is initially focused on continuous glucose monitoring and needle-free drug delivery.  Echo is developing its Prelude™ SkinPrep System as a platform technology to allow for significantly enhanced and painless skin permeation that will enable two important applications:

•	Analyte extraction, with the Symphony™ tCGM System for needle-free, continuous glucose monitoring in hospital patients and diabetics as the first application.

•	Needle-free drug delivery, with the topical delivery of lidocaine as the first application. Additional applications for painless, needle-free delivery of drugs are planned.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with maturities of ninety days or less to be cash equivalents. Cash equivalents consisted of money market funds as of December 31, 2010 and 2009. The Company maintains its cash in bank deposit accounts which, at times, may exceed the federally insured limits. Restricted cash represents a security deposit on the Company’s leased offices and cash in escrow related to the November 2010 Common Stock and Warrant Financings completed in February 2011 (see Note 14).

Accounts Receivable

Accounts receivable represent amounts billed by the Company. The balance as of December 31, 2010 also includes an amount due to the Company related to an insurance claim approved by the insurance carrier.  An allowance for doubtful accounts is determined based on management’s best estimate of probable losses inherent in the accounts receivable balance. Amounts determined to be uncollectible are written off against the allowance. Management assesses the allowance based on information regarding nature of the receivables and historical experience. No allowance was deemed necessary as of December 31, 2010 and 2009.

Intangible Assets and Other Long-Lived Assets

The Company records intangible assets at the acquisition date fair value. As a policy, the Company amortizes its intangible assets using the straight-line method over their estimated useful lives, as follows: patents and licenses, two (2) to twenty (20) years; definite-lived core and developed technology, five (5) to twenty-five (25) years; and other intangible assets over various periods. In connection with the acquisition of Durham Pharmaceuticals Ltd., a North Carolina corporation doing business as Echo Therapeutics, Inc. (the “ETI Acquisition”), intangible assets related to contractual arrangements were amortized over the estimated useful life of three (3) years and ended in 2010.  Intangible assets related to technology are expected to be amortized on a straight-line basis over the period ending 2018 and will commence upon revenue generation.

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

The Company performs a regular review of the underlying assumptions, circumstances, time projections and revenue and expense estimates to decide if there is a possible impairment. In reviewing the long-lived assets relating to the ETI Acquisition as of December 31, 2010, the Company concluded that there was no impairment of the carrying value of such long-lived assets. No impairment losses were recorded for the years ended December 31, 2010 and 2009.

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

Derivative Instruments

The Company generally does not use derivative instruments to hedge exposures to cash-flow or market risks; however, certain warrants to purchase Common Stock that do not meet the requirements for classification as equity are classified as liabilities. In such instances, net-cash settlement is assumed for financial reporting purposes, even when the terms of the underlying contracts do not provide for a net-cash settlement. Such financial instruments are initially recorded at fair value with subsequent changes in fair value charged (credited) to operations in each reporting period. If these instruments subsequently meet the requirements for classification as equity, the Company reclassifies the fair value to equity.

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

Segment Information

Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision maker, or decision making group, in making decisions regarding resource allocation and assessing performance. To date, the Company has viewed its operations and manages its business as principally one operating segment, which is the development of transdermal skin permeation and diagnostics medical devices and, specialty pharmaceutical drugs. As of December 31, 2010 and 2009, all of the Company’s assets were located in the United States.

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

Grant income

Grants received are recognized as income when the related work is performed and the qualifying research and development costs are incurred and are presented as Other Income on the Company’s consolidated statements of operations. The Company received a grant totaling approximately $244,500 under the Qualified Therapeutic Discovery Project Grants Program during 2010. The Qualified Therapeutic Discovery Project Grants Program was included in the healthcare reform legislation and established a one-time pool of $1 billion for grants to small biotechnology companies developing novel therapeutics which show potential to: (a) result in new therapies that either treat areas of unmet medical need, or prevent, detect, or treat chronic or acute diseases and conditions; (b) reduce long-term health care costs in the United States; or (c) significantly advance the goal of curing cancer within a the 30-year period.

Income Taxes

The Company is primarily subject to U.S. federal, Massachusetts and New Jersey state income tax. Tax years subsequent to 2006 remain open to examination by U.S. federal and state tax authorities.

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

When tax returns are filed, it is highly certain that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50% likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits in the accompanying balance sheet along with any associated interest and penalties that would be payable to the taxing authorities upon examination. There was no uncertain tax position liabilities recorded at December 31, 2010.

The Company’s policy is to recognize interest and penalties related to income tax matters in income tax expense. As of December 31, 2010 and 2009, the Company had no accruals for interest or penalties related to income tax matters.

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

Recent Accounting Pronouncements

In January 2010, the FASB issued ASU 2010-06, Fair Value Measurements and Disclosures (Topic 820), Improving Disclosures about Fair Value Measurements.  This Update requires new disclosures and clarifies existing disclosures regarding recurring and nonrecurring fair value measurements to provide increased transparency to users of the financial statements.  The new disclosures and clarification of existing disclosures are effective for interim and annual periods beginning after December 15, 2009, except for the disclosures pertaining to the roll forward of activity for Level 3 fair value measurements, which are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years.  The adoption of this Update on January 1, 2010 did not have a material impact on the Company’s financial statements.

(3) INTANGIBLE ASSETS

As of December 31, 2010 and 2009, intangible assets related to the ETI Acquisition are as follows:

			2010		2009
	Estimated Life	Cost	Accumulated Amortization	Net	Net
Contract related intangible asset:
Cato Research discounted contract	3 years	$355,000	$355,000	$—	$83,822
Technology related intangible assets:
Patents for the AzoneTS-based product candidates and formulation	6 years	1,305,000	—	1,305,000	1,305,000
Drug Master Files containing formulation, clinical and safety documentation used by the FDA	6 years	1,500,000	—	1,500,000	1,500,000
In-process pharmaceutical products for two (2) indications	6 years	6,820,000	—	6,820,000	6,820,000
Total technology related intangible assets		9,625,000	—	9,625,000	9,625,000
Total		$9,980,000	$355,000	$9,625,000	$9,708,822

Intangible assets related to technology are expected to be amortized on a straight-line basis over the period ending 2018 when the underlying patents expire and will commence upon revenue generation, which the Company has estimated to be during 2013.  The contract related intangible asset was amortized over a 3 year period and ended in 2010. Amortization expense relating to the contract was approximately $84,000 and $118,000 for the years ended December 31, 2010 and 2009, respectively, and is included in research and development in the Consolidated Statement of Operations.

Estimated amortization expense for each of the next five years is as follows:

Year Ending December 31:	Estimated Amortization Expense

2011	$—
2012	—
2013	1,604,000
2014	1,604,000
2015	1,604,000

(4) OPERATING AND CAPITAL LEASE COMMITMENTS

Operating Lease — The Company leases approximately 13,000 square feet of manufacturing, laboratory and office space in a single facility located in Franklin, Massachusetts under a lease expiring March 31, 2014. Future minimum lease payments under this operating lease are approximately as follows:

For the years ended December 31,	Amount

2011	$144,000
2012	144,000
2013	144,000
2014	36,000
Total	$468,000

The Company’s facilities lease expense was approximately $169,000 and $185,000 for the years ended December 31, 2010 and 2009, respectively.

Capital Lease — In July 2009, the Company entered into a five-year lease of an office copier which is included with the Office and Laboratory Equipment. The value of the equipment capitalized was approximately $11,000. The lease payments of $234 per month, payable in arrears, reflect a 10% interest rate. Accumulated depreciation on the leased copier as of December 31, 2010 was approximately $3,300. During the years ended December 31, 2010 and 2009, interest expense related to the capital lease obligation was approximately $500 in both years.

(5) NOTES PAYABLE AND CAPITAL LEASE OBLIGATION

Notes payable and capital lease obligations at December 31, 2010 and 2009 consisted of the following:

	2010	2009
Short-term Notes	$100,000	$--
Capital lease obligation	8,247	10,121
Total notes payable and capital lease obligation	108,247	10,121
Less current portion of notes payable and capital lease obligation	102,071	1,874
Notes Payable and capital lease obligation, net of current portion	$6,176	$8,247

2008 Senior Secured Note and Warrant Financing

On March 24, 2008, the Company entered into a Secured Note financing with Imperium Master Fund, Ltd. (“Imperium”), providing for, at the Company’s option, the issuance of up to an aggregate $2,000,000 of original issue discount senior secured notes (the “Secured Notes”) in four equal tranches, together with warrants (the “Imperium Warrants”) that include an anti-dilution feature relating to exercise price and the number of warrant shares. On March 24, 2008, the Company drew down the initial $500,000 in gross proceeds and issued the Imperium Warrants upon execution of the agreement. The Company also issued additional Secured Notes and drew down $500,000 in gross proceeds on each of April 24, 2008, June 2, 2008 and June 24, 2008, completing the financing for $2,000,000.  On June 2, 2009, the Company paid all of the outstanding Secured Notes and accrued interest.  Interest expense related to the Secured Notes in the year ended December 31, 2009 was approximately $204,000.

2009 Senior Secured Note

On June 1, 2009, the Company issued to Platinum Montaur Life Sciences, LLC (“Platinum”) a 10% Senior Secured Promissory Note (the “Platinum Note”) in the principal amount of $1,990,000. The outstanding principal of the Platinum Note accreted in value at an annual rate of 10%, compounded monthly.

The Company used the net proceeds of the Platinum Note to pay a substantial portion of the 2008 Senior Secured Notes. As of June 30, 2009, the Company exchanged the Platinum Note and accrued interest for 200.6031 shares of Series B Perpetual Preferred Stock (“Series B Stock”) and 1,205.016 shares of Series C Preferred Stock (“Series C Stock”) (see Note 8). The Company recognized a loss of approximately $1,820,000 from the extinguishment of this debt. During the year ended December 31, 2009, interest expense related to the 2009 Senior Secured Note, including amortization of discounts and deferred financing costs was approximately $16,000.

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

2010 Short-term Notes

In September 2010, the Company issued $250,000 of short-term notes, maturing in 90 days.  In lieu of interest, the note holders were issued 2,000 unregistered shares of the Company’s common stock for every $10,000 of principal loaned.  A total of 50,000 shares with a fair value of approximately $48,500 were issued in September 2010 pursuant to these short-term notes.  The fair value of the stock was amortized over the 90 day term.  One short-term note in the amount of $100,000 was extended for one month on December 23, 2010 in exchange for 5,000 shares of common stock issued in January 2011.  Another short-term note for $50,000 was repaid in November 2010. Unamortized interest cost of approximately $4,000 was recognized as a loss on extinguishment of debt.  The final short-term note for $100,000 was converted into the November 2010 Common Stock and Warrant offering (see Note 9) on November 5, 2010. Unamortized interest cost of approximately $12,000 was recognized as a loss on extinguishment of debt.

Total non-cash interest expense for the 2010 short-term notes was approximately $35,000.

(6) DERIVATIVE INSTRUMENTS

Derivative financial instruments are recognized as a liability on the consolidated balance sheet and measured at fair value.

At December 31, 2010 and 2009, the Company had outstanding warrants to purchase 10,336,292 and 7,356,502 shares of its common stock, respectively. Included in these outstanding warrants at December 31, 2010 are warrants to purchase 1,356,289 shares that are considered to be derivative instruments since the agreements contain “down round” provisions whereby the number of shares covered by the warrants is subject to change in the event of certain dilutive stock issuances. The fair value of these derivative instruments at December 31, 2010 and 2009 was approximately $1,545,000 and $2,117,000, respectively, and is included in Derivative Warrant Liability, a current liability. Changes in fair value of the derivative financial instruments are recognized currently in the Statements of Operations as a Derivatives Gain or Loss. The changes in the fair value of the derivative warrant liability in the years ended December 31, 2010 and 2009 resulted in a gain of approximately $371,000 and a loss of approximately $4,050,000, respectively.

The primary underlying risk exposure pertaining to the warrants is the change in fair value of the underlying common stock for each reporting period. Of the total warrants exercised in 2010, warrants to purchase 143,793 shares of common stock were exercised per a cashless exercise provision. For the years ended December 31, 2010 and 2009, warrants with down round provisions to purchase 143,793 and 1,572,015 shares, respectively, were exercised and certain anti-dilution rights were waived (see Note 11) which resulted in a reclassification to additional paid-in capital in the amount of approximately $200,000 and $3,268,000, respectively.

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

The Company uses valuation methods and assumptions that consider among other factors the fair value of the underlying stock, risk-free interest rate, volatility, expected life and dividend rates in estimating fair value for the warrants considered to be derivative instruments.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

Assets and liabilities measured at fair value on a recurring basis are summarized below:

	December 31, 2010
	Level 1	Level 2	Level 3	Fair Value
Liabilities:
Derivative warrant liability	$—	$1,544,996	$—	$1,544,996

	December 31, 2009
	Level 1	Level 2	Level 3	Fair Value
Liabilities:
Derivative warrant liability	$—	$2,116,696	$—	$2,116,696

The Company may also be required, from time to time, to measure certain other financial assets at fair value on a nonrecurring basis. These adjustments to fair value usually result from application of lower-of-cost-or-market accounting or write-downs of individual assets. There were no such adjustments in the years ended December 31, 2010 and 2009.

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

As a result of the terms of the Series A Exchange Agreement, the Company does not have any shares of Series A Stock issued and outstanding.

In 2009, the Company recorded a deemed dividend on the beneficial conversion equal to the incremental fair value resulting from the reduction in the conversion price, or approximately $2,012,000. This deemed dividend is included in the Consolidated Statement of Operations in arriving at Net Loss Applicable to Common Shareholders.

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

As a result of the Series A-1 Exchange Agreement, the Company does not have any shares of Series A-1 Stock issued and outstanding.

In 2009, the Company recorded a deemed dividend on the beneficial conversion equal to the incremental fair value resulting from the reduction in the conversion price, or approximately $415,000. This deemed dividend is included in the Statements of Operations in arriving at Net Loss Applicable to Common Shareholders.

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

As a result of the A-2 Exchange Agreement, the Company does not have any shares of Series A-2 Stock issued and outstanding. The remaining A-2 Investors received 913,450 shares of Common Stock.

Series B Perpetual Redeemable Preferred Stock and Warrant Financing

The Company has authorized 40,000 shares of non-convertible Series B Stock, $0.01 par value, of which 154.3940 and 141.2281 shares were issued and outstanding as of December 31, 2010 and 2009, respectively. The Series B Stock was issued on June 30, 2009.

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

Pursuant to the terms of the Company’s Certificate of Designation, Preference and Rights of Series B Perpetual Preferred Stock (the “Series B Certificate”), the Series B Stock is redeemable under certain circumstances.

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

In accordance with redemption requirements, during the year ended December 31, 2009, the Company redeemed 59.3750 shares of Series B Stock at a cost of $593,750 in connection with the financings dated November 13, and December 3, 2009. Of this amount, $450,000 was satisfied by offsetting proceeds owed in connection with the 2009 November Financing (see Note 9) and $143,750 was included in Accrued Expenses.

On January 19, 2010, the Company entered into a letter agreement with the sole holder of Series B Stock (the “Series B Holder”) regarding the payment to the Series B Holder of $143,750 (the “Redemption Amount”) for the redemption of 14.375 shares of Series B Stock in connection with the 2009 November financing and 2009 December financing. The Series B Holder waived payment of the Redemption Amount until the Company has a net cash balance in excess of $3,000,000. In consideration for the deferral, the Company agreed that, upon the closing of its next equity offering with gross proceeds of less than $5,000,000, it would use 25% of the gross proceeds to redeem Series B Stock (the “25% Redemption”).

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

On November 10, 2010, the Company entered into a letter agreement (the “November Letter”) with the Series B Holder pursuant to which the Series B Holder waived the 25% Redemption triggered by the November 2010 Financing (see Note 9) and any subsequent equity or equity-linked financing conducted by the Company up to an aggregate of $1,000,000 of gross proceeds from all such financings.  In consideration for the waiver in the November Letter, the Company issued to the Series B Holder 125,000 Series-1 Warrants and 125,000 Series-2 Warrants with a combined fair value of $185,000 which was recorded as non-cash stock issuance cost.

On December 29, 2010, the Company entered into a letter agreement (the “December Letter”) with the Series B Holder pursuant to which the Series B Holder waived the 25% Redemption triggered by the November 2010 Financing and any subsequent closings of the November 2010 Financing.

The Company paid approximately $132,000 of dividends by issuing approximately 13 shares of Series B Stock during 2010. This dividend is included in the Statements of Operations in arriving at Net Loss Applicable to Common Shareholders.  In accordance with the Series B Preferred Stock Agreement there were no dividends due for the year ended December 31, 2009.

Series C Preferred Stock

The Company has authorized 10,000 shares of Series C Stock, $0.01 par value, of which 4,918.1 shares were issued and outstanding as of December 31, 2010 and 2009, respectively. The Series C Stock was created on June 30, 2009.  Pursuant to the terms of the Certificate of Designation, Preference and Rights of Series C Preferred Stock (the “Series C Certificate”), each share of Series C Stock is initially convertible into one thousand shares of Common Stock, subject to adjustment for stock splits, combinations or similar events. Each holder who receives Series C Stock may convert its Series C Stock at any time following its issuance. In the event of any Liquidation Event (as defined in the Series C Certificate), the holders of Series C Stock will be entitled to receive (subject to the rights of any securities designated as senior to the Series C Stock) a per share liquidation preference equal to an amount calculated by taking the total amount available for distribution to holders of all the Company’s outstanding Common Stock before deduction of any preference payments for the Series C Stock, divided by the total of (x) all of the then outstanding shares of Common Stock, plus (y) all of the shares of Common Stock into which all of the outstanding shares of the Series C Stock can be converted, in each case prior to any distribution to the holders of Common Stock or any other securities designated as junior to the Series C Stock.

(9) COMMON STOCK

The Company has authorized 100,000,000 shares of Common Stock, $0.01 par value per share, of which 31,126,245 and 27,045,792 shares were issued and outstanding as of December 31, 2010 and 2009, respectively.

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

The Company received proceeds of $3,211,320 in connection with the November Financing. The Company received payment of a portion of the proceeds in the form of the extinguishment of Promissory Notes (together with additional notes issued as payment for accrued interest) in the approximate amount of $355,000, which amount included principal and interest accrued through November 13, 2009 (see Note 5). A portion of one investor’s purchase price was comprised of the investment of $450,000 of the funds payable to such investor by the Company for the redemption of a portion of the Series B Stock owned by such investor upon the closing of the November Financing. Of the total proceeds, the Company received approximately $2,461,000 for the issuance of 1,969,056 shares of Common Stock and $750,000 for 600 shares of Series C stock issued to an investor due to ownership limitations.

Pursuant to the Purchase Agreement, the Company issued November Warrants to purchase an aggregate of 2,398,339 shares of Common Stock to the investors, of which 1,598,339 shares have an exercise price equal to $2.00 per share and 800,000 shares have an exercise price equal to $1.60 per share. The Company issued warrants to purchase 256,906 shares at $0.50 per share to the placement agent and its assignees. The warrants are immediately exercisable and expire no later than November 13, 2014. The exercise price is subject to adjustment for stock splits, combinations or similar events. The November Warrants allow for cashless exercise. An exercise under the November Warrants may not result in the holder beneficially owning more than 4.99% or 9.99%, as applicable, of all of the Common Stock outstanding at the time; provided, however, that a holder may waive the foregoing provision upon sixty-one (61) days’ advance written notice to the Company.

December 2009 Common Stock and Warrant Financing

On December 3, 2009, the Company closed on a financing pursuant to a Common Stock and Warrant Purchase Agreement dated as of November 30, 2009 (the “December Agreement”) with certain strategic institutional and accredited investors in connection with the private placement (the “December Financing”) of shares of Common Stock at a price of $1.25 per share (the “December Shares”). Under the terms of the December Agreement, each investor shall receive warrants to purchase a number of shares of Common Stock with an exercise price of $2.00 per share equal to (i) seventy percent (70%) of the number of December Shares purchased by such investor or, (ii) for those investors who purchased December Shares for a purchase price of at least $750,000, one hundred percent (100%) of the number of December Shares purchased by such investor (the “December Warrants”). In addition, the December Warrants issued to each investor who purchased December Shares for a purchase price of at least $1,000,000 have an exercise price of $1.60 per share.

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

February 2010 Common Stock and Warrant Financing

On February 4, 2010, the Company entered into a Common Stock and Warrant Purchase Agreement (the “February Agreement”) with certain strategic institutional and accredited investors in connection with the Company’s private placement (the “February Financing”) of shares of its Common Stock, at a price of $1.50 per share (the “February Shares”). Under the terms of the February Agreement, each investor received warrants to purchase a number of shares of Common Stock with an exercise price of $2.25 per share equal to fifty percent (50%) of the number of February Shares purchased by such investor (the “February Warrants”).  The Company issued 1,636,739 shares of Common Stock and received gross proceeds of approximately $2,455,000 in connection with the February Financing. Total cost to issue the shares was $361,111 which included non-cash costs of $217,141.

Pursuant to the February Agreement, the Company issued an aggregate of 818,362 February Warrants to the investors and 128,899 warrants to the placement agent and its assignees. The February Warrants are immediately exercisable and expire no later than five (5) years from the date of issuance. The exercise price is subject to adjustment for stock splits, combinations or similar events. The February Warrants allow for cashless exercise. An exercise under the February Warrants may not result in the holder beneficially owning more than 4.99% or 9.99%, as applicable, of all of the Common Stock outstanding at the time; provided, however, that a holder may waive the foregoing provision upon sixty-one (61) days’ advance written notice to the Company.

November 2010 Common Stock and Warrant Financings

In November 2010, the Company initiated a private placement (the “November 2010 Financing”) of up to 120 units (each, a “Unit” and together, the “Units”) or partial Units at a price per Unit of $25,000.  Each Unit consists of (i) 25,000 shares of the Company’s Common Stock, (ii) Series-1 warrants to purchase 12,500 shares of the Company’s Common Stock with an exercise price of $1.50 per share (the “Series-1 Warrants”), and (iii) Series-2 warrants to purchase 12,500 shares of Common Stock with an exercise price of $2.50 per share (the “Series-2 Warrants”).

Through December 31, 2010, the Company had entered into subscription agreements with certain strategic institutional and accredited investors in connection with the November 2010 Financing for a total of 68.8 units.  The Company received gross proceeds from these subscriptions in the amount of $1,720,000.   The Company received proceeds of $100,000 in the form of extinguishment of a Short-Term Note issued by the Company on September 28, 2010 (see Note 5), which included principal and interest.  Additionally, the Company had received a commitment for an additional 11.4 Units for which the expected proceeds of $285,000 had not been received as of December 31, 2010.  This was treated as a stock subscription receivable as of December 31, 2010.  The proceeds of $285,000 were received in January and February 2011.

As of December 31, 2010, the Company issued an aggregate of 1,720,000 shares of Common Stock and under commitments for an additional 11.4 Units is obligated to issue an additional 285,000 shares and an aggregate of 1,002,500 Series-1 Warrants and 1,002,500 Series-2 Warrants to the Investors.   These warrants are immediately exercisable and expire three years after issuance. The exercise price is subject to adjustment for stock splits, combinations or similar events.  An exercise under these warrants may not result in the holder beneficially owning more than 4.99% or 9.99%, as applicable, of all of the Common Stock outstanding at the time; provided, however, that a holder may waive the foregoing provision upon sixty-one (61) days’ advance written notice to the Company.

As of December 31, 2010, the November 2010 Financing remained open.  Additional Units were sold in 2011 (see Note 14).

Burnham Hill Partners Engagement Letters

On June 30, 2009, the Company entered into an engagement letter with Burnham Hill Partners LLC (“BHP LLC”) pursuant to which BHP LLC provided placement agent services to the Company in connection with the Series B Financing (see Note 8). The Company agreed to pay BHP LLC a cash fee of $200,000 (the “Series B Fee”) which was due and payable upon the earlier of (i) the Company having a net cash balance in excess of $2,000,000 or (ii) October 1, 2009; and (b) warrants to acquire 400,000 shares of Common Stock, with a term of five years, an exercise price per share equal to 105% of the closing bid price of Common Stock on June 30, 2009. On September 30, 2009, the Company and BHP LLC entered into a letter agreement (the “Letter”) extending the due date of the Series B Fee. The Letter provides that the Fee is due and payable by the Company upon the earlier of (i) the Company having a cash balance in excess of $2,000,000 or (ii) March 31, 2010. On March 16, 2010, BHP LLC agreed that the Company does not owe BHP any fees that may have been payable pursuant to any and all previous agreements between BHP and the Company. Accordingly, the Company recorded a gain on extinguishment of financing fee payable of $200,000 in 2010.  As a result of the Series B Financing, the Company issued to BHP LLC and/or its designees and assignees warrants to purchase 400,000 shares of Common Stock at an exercise price of $1.59. The fair value of these warrant shares was determined to be approximately $557,000 as of June 30, 2009 which was recorded as both a debit and credit to additional paid-in capital as a stock issuance cost.

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

  On February 4, 2010, the Company entered into an engagement letter with BHP LLC pursuant to which BHP LLC provided placement agent services to the Company in connection with the February Financing.  The Company agreed to pay BHP LLC for its services as follows: (a) a cash fee equal to seven percent (7%) of the gross cash proceeds received by the Company in connection with the February Financing from investors BHP LLC directly introduced to the February Financing; and (b) warrants to acquire a number of shares of Common Stock equal to 10% of the number of Shares issued to the investors directly introduced to the February Financing by BHP LLC at a per share exercise price equal to the exercise price of the Warrants and with such other terms and conditions as are equal or substantially similar to those included in the Warrants.  The Company also agreed to pay BHP LLC’s reasonable out of pocket expenses incurred in connection with the February Financing in an amount not to exceed $5,000. BHP LLC received a cash placement fee of $29,925 and the Company issued to BHP LLC and/or its designees and assignees warrants to purchase 28,500 shares of Common Stock. The fair value of these warrant shares was determined to be approximately $48,000 as of February 3, 2010 which was recorded as both a debit and credit to additional paid-in capital as a stock issuance cost.

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

  On February 4, 2010, the Company entered into an engagement letter with Boenning pursuant to which Boenning provided placement agent services to the Company in connection with the February Financing.  The Company agreed to pay Boenning for its services as follows: (a) a cash fee equal to seven percent (7%) of the gross cash proceeds received by the Company in connection with the February Financing from investors Boenning directly introduced to the February Financing; and (b) warrants to acquire a number of shares of Common Stock equal to 10% of the number of Shares issued to the investors directly introduced to the February Financing by Boenning at a per share exercise price equal to the exercise price of the Warrants and with such other terms and conditions as are equal or substantially similar to those included in the Warrants.  The Company also agreed to pay Boenning’s reasonable out of pocket expenses incurred in connection with the February Financing in an amount not to exceed $5,000.  Boenning received a cash placement fee of $110,410 and the Company issued to Boenning and/or its designees and assignees warrants to purchase 100,399 shares of Common Stock. The fair value of these warrant shares was determined to be approximately $169,000 as of February 3, 2010 which was recorded as both a debit and credit to additional paid-in capital as a stock issuance cost.

LifeTech Capital Engagement Letter

As of September 15, 2010, the Company retained LifeTech Capital, a division of Aurora Capital, LLC, as a placement agent (“LifeTech”).  The Company agreed to pay LifeTech for its services as follows: (a) a cash fee equal to seven percent (7%) of the gross cash proceeds in excess of $150,000 received by the Company in connection with the November 2010 Financing from investors introduced to the November 2010 Financing by LifeTech; and (b) warrants to acquire a number of shares of Common Stock equal to 10% of the securities sold to investors introduced to the November 2010 Financing by LifeTech.  The warrants are identical to those issued to the investors in the November 2010 Financing, except that they include a cashless exercise provision.  LifeTech also received an up-front cash fee of $10,000 for financial advisory services.  In connection with the November 2010 Financing, the Company issued LifeTech warrants to purchase 13,750 shares of Common Stock at an exercise price of $1.50 per share and 13,750 shares of Common Stock at an exercise price of $2.50 per share with a combined fair value of approximately $25,000 which was recorded as non-cash stock issuance cost.

Monarch Capital Group Engagement Letter

In December 2010, the Company also retained Monarch Capital Group, LLC, as a placement agent (“Monarch”).  The Company agreed to pay Monarch for its services as follows: (a) a cash fee equal to seven percent (7%) of the gross cash proceeds received by the Company in connection with the November 2010 Financing from investors introduced to the November 2010 Financing by Monarch; and (b) warrants to acquire a number of shares of Common Stock equal to 10% of the securities sold to investors introduced to the November 2010 Financing by Monarch.  The warrants are identical to those issued to the investors in the November 2010 Financing.  The Company has issued Monarch warrants to purchase 21,250 shares of Common Stock at an exercise price of $1.50 per share and 21,250 shares of Common Stock at an exercise price of $2.50 per share pursuant to this arrangement with a combined fair value of approximately $42,000 which was recorded as  non-cash stock issuance cost.

2010 Exercise of Common Stock Warrants

During 2010, warrants to purchase 143,793 shares of Common Stock were voluntarily exercised per a cashless process, resulting in the issuance of 35,714 common shares of the Company.

Common Stock Reserves

As of December 31, 2010, the Company had the following reserves established for the future issuance of Common Stock as follows:

Reserve for exercise of warrants	10,336,292
Reserve for the issuance of stock options outside of a qualified plan	1,650,000
Reserve for the exercise of stock options	6,518,138
Total Reserves	18,504,430

(10) STOCK OPTION PLANS

In 1997, the Company adopted its 1997 Long-Term Incentive and Stock Option Plan (the “1997 Plan”). Pursuant to the 1997 Plan, the Company’s Board of Directors (or committees and/or executive officers delegated by the Board of Directors) may grant incentive and nonqualified stock options to the Company’s employees, officers, directors, consultants and advisors. As of December 31, 2010, there were options to purchase an aggregate of 25,000 shares of Common Stock outstanding under the 1997 Plan and no shares available for future grants under the 1997 Plan.

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

In March 2003, the Company’s shareholders approved its 2003 Stock Option and Incentive Plan (the “2003 Plan”). Pursuant to the 2003 Plan, the Company’s Board of Directors (or committees and/or executive officers delegated by the Board of Directors) may grant incentive and nonqualified stock options, restricted stock and other stock-based awards to the Company’s employees, officers, directors, consultants and advisors. As of December 31, 2010, the maximum aggregate number of shares that may be authorized for issuance under the 2003 Plan for all periods is 1,600,000. As of December 31, 2010, there were restricted shares of Common Stock and options to purchase an aggregate of 1,529,500 shares of Common Stock outstanding under the 2003 Plan and 57,500 shares available for future grants under the 2003 Plan.

On May 20, 2008, the Company’s shareholders approved the Echo Therapeutics, Inc. 2008 Equity Compensation Plan (the “2008 Plan”). The 2008 Plan provides for grants of incentive stock options to employees and nonqualified stock options and restricted Common Stock to employees, consultants and non-employee directors of the Company. On July 12, 2010, the shareholders of the Company voted in favor of the Board of Directors’ recommendation to increase the number of shares authorized for issuance under the 2008 Plan from 2,700,000 shares to 4,700,000 shares. As of December 31, 2010, the number of shares authorized for issuance under the 2008 Plan was 4,700,000 shares. As of December 31, 2010, there were restricted shares of Common Stock and options to purchase an aggregate of 1,919,750 shares of Common Stock outstanding under the 2008 Plan and 2,780,250 shares available for future grants under the 2008 Plan.

Share-Based Compensation - Options

For options issued and outstanding during the years ended December 31, 2010 and 2009, the Company recorded additional paid-in capital and non-cash compensation expense of $164,810 and $1,298,789, respectively, each net of estimated forfeitures

The fair value of each option award is estimated on the date of grant using the Black-Scholes option pricing model that uses the assumptions noted in the following table. Expected volatilities are based on historical volatility of the Common Stock using historical periods consistent with the expected term of the options. The Company uses historical data, as well as subsequent events occurring prior to the issuance of the consolidated financial statements, to estimate option exercise and employee termination within the valuation model. The expected term of options granted under the Company’s stock plans, all of which qualify as “plain vanilla,” is based on the average of the contractual term (generally 10 years) and the vesting period (generally 24 — 42 months) as permitted under SEC Staff Accounting Bulletin Nos. 107 and 110. The risk-free rate is based on the yield of a U.S. Treasury security with a term consistent with the option. Restricted stock grants are valued based on the closing market price for the Common Stock on the grant date.

The assumptions used principally for options granted to employees in the years ended December 31, 2010 and 2009 were as follows

	2010	2009
Risk-free interest rate	2.43% - 3.96%	2.43% - 2.78%
Expected dividend yield	—	—
Expected term (employee grants)	6.75 years	6 years
Forfeiture rate (excluding fully vested options)	0%-37%	12.54%
Expected volatility	142% - 150%	150% - 151%

A summary of option activity under the Company’s stock plans and options granted to officers of the Company outside any plan as of December 31, 2010 and changes during the year then ended is presented below:

Options	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2010	2,924,530	$0.90
Granted	125,000	$1.56
Exercised	—	$—
Forfeited or expired	(20,500)	$9.60
Outstanding at December 31, 2010	3,029,030	$0.87	6.82 years	$2,756,550
Exercisable at December 31, 2010	2,841,516	$0.86	6.85 years	$2,624,732

The weighted-average grant-date fair value of options granted during the year ended December 31, 2010 was $1.56 per share. As of December 31, 2010, there was approximately $122,000 of total unrecognized compensation expense related to non-vested share-based option arrangements. With the exception of the unrecognized share-based compensation related to certain restricted stock grants to officers and employees that contain performance conditions  related to United States Food and Drug Administration (“FDA”) approval for Symphony or the sale of substantially all of the stock or assets of the Company, unrecognized compensation is expected to be recognized over the next 12 months.

In the year ended December 31, 2010, the Company issued options to purchase a total of 125,000 shares of Common Stock at prices between $1.00 and $1.70 to vendors for investor relations services.  The fair value of these options was approximately $178,000.  During the year ended December 31, 2010, the Company recorded approximately $60,000 of selling, general and administrative expense related to these options.

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

Share-Based Compensation – Restricted Stock

For restricted stock issued and outstanding during the years ended December 31, 2010 and 2009, the Company incurred non-cash compensation expense of $393,249 and $309,758, respectively, each net of estimated forfeitures

As of December 31, 2010, the Company had outstanding restricted stock grants (including 601,250 shares issued and outstanding under the 2003 Plan) amounting to 2,446,094 shares at a weighted-average grant-date fair value of $1.20 per share. Of the outstanding restricted stock grants, 806,500 shares have not been registered. A summary of the status of the Company’s nonvested restricted stock grants as of December 31, 2010, and changes during the year ended December 31, 2010, is presented below:

Nonvested Shares	Shares	Weighted- Average Grant-Date Fair Value
Nonvested at January 1, 2010	1,779,594	$1.13
Granted	363,000	$1.03
Vested	(513,000)	$1.17
Forfeited	-	$ -
Nonvested at December 31, 2010	1,629,594	$1.12
Vested at December 31, 2010	816,500	$1.36

As of December 31, 2010, there was approximately $2,298,000 of total unrecognized compensation expense related to nonvested share-based restricted stock arrangements granted under the Company’s stock plans. As of December 31, 2010, the Company cannot estimate the timing of completion of performance vesting requirements required by these restricted stock grant arrangements.

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

Compensation expense related to the Restricted Share Grants will be recognized when the Company concludes that achievement of the performance vesting conditions is probable. Through December 31, 2010, the Company has not concluded that achievement of the performance conditions related to the Restricted Share Grants was probable.

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

On December 4, 2009, the Company issued 200,000 shares of its unregistered common stock with a fair value of approximately $250,000 to a vendor in consideration for investor relations services.  Under the terms of the agreement, only 50,000 shares vested as of December 31, 2009 with a fair value of approximately $63,000, and the remaining shares vested in 2010.  The issuance of the shares outside any stock option plan was made in a transaction not involving any public offering pursuant to an exemption from registration under Section 4(2) of the Securities Act.

On December 11, 2009, the Company issued 64,844 shares of its unregistered common stock with a fair value of approximately $83,000 to a member of the Company’s Board of Directors in consideration for past services to the Company.  Under the terms of the agreement, the shares vest when the Company concludes that achievement of the performance vesting conditions is probable.  The issuance of the shares outside of any stock option plan was made in a transaction not involving any public offering pursuant to an exemption from registration under Section 4(2) of the Securities Act.

In the year ended December 31, 2010, the Company issued 363,000 of fully vested Common Stock with a fair value of approximately $171,000 to vendors for various services.  Included in these amounts are 50,000 shares of Common Stock with a fair value of approximately $49,000 issued in payment of accrued interest in the Short-term Notes (see Note 5) and 23,000 shares of Common Stock with a fair value of approximately $23,000 issued to a vendor in lieu of a cash payment for previously provided services.   In April 2010, the Company considered as vested 150,000 shares of previously granted restricted common stock, with a fair value of approximately $222,000 to a vendor in consideration for investor relations services.

In January 2010, the Company issued 60,000 shares of its common stock with a fair value of approximately $113,000 as a charitable contribution which was charged to selling, general and administrative expense. The shares were issued in a transaction not involving any public offering pursuant to an exemption from registration under Section 4(2) of the Securities Act.

In January 2010, the Company issued 265,000 shares of its common stock with a fair value of approximately $466, 000 to three vendors in consideration for various consulting services. The fair value of these common shares is charged to selling, general and administrative expenses. A total of 165,000 and 100,000 shares were issued under the 2003 Plan and 2008 Plan, respectively.

(11) WARRANTS

The Company uses valuation methods and assumptions that consider among other factors the fair value of the underlying stock, risk-free interest rate, volatility, expected life and dividend rates in estimating fair value for the warrants considered to be derivative instruments.  The following assumptions were utilized by the Company:

	2010	2009
Risk-free interest rate	2.58% -3.71%	2.87% - 3.80%
Expected dividend yield	—	—
Expected term (contractual term)	2 - 5 years	3 - 5 years
Forfeiture rate	0%	0%
Expected volatility	141% - 150%	150% - 153%

Expected volatilities are based on historical volatility of the Common Stock using historical periods consistent with the expected term of the warrant. The risk-free rate is based on the yield of a U.S. Treasury security with a term consistent with the warrant.

In the years ended December 31, 2010 and 2009, the Company issued warrants with a fair value of approximately $617,000 and $174,000, respectively.  Included in the 2010 warrant fair value are warrants with a fair value of approximately $469,000 recorded as a debit and credit to additional paid-in capital as stock issuance costs related to the February 2010 Financing and November 2010 Financing (see Note 9).  The warrants issued in the years ended December 31, 2010 and 2009 generally have a term of two (2) to five (5) years, a non-redeemable feature and a cashless exercise provision. Certain warrants have a standard weighted average anti-dilution protection and piggy back registration rights.

At December 31, 2010, the Company had the following outstanding warrants:

	Number of Shares Exercisable	Exercise Price	Date of Expiration
Granted to investors and placement agent in private placement.	476,830	$5.80	3/07/2011
Granted to investors and placement agent in private placement.	419,250	$1.32	6/15-7/16/2012
Granted to investors and placement agent in private placement.	180,000	$0.75	6/15/2012
Granted to financial investment advisor	6,000	$1.43	7/25/2012
Granted to financial advisor in connection with an acquisition	80,750	$1.86	9/14/2012
Granted to financial investment advisor	39,978	$1.34	2/11/2013
Granted to investors in private placement	733,412	$0.50	2/11/2013
Granted to investors in private placement	655,321	$1.58	3/24/2013
Granted to investors in private placement of preferred stock	121,663	$0.75	9/30/2013
Granted to investors in private placement of preferred stock	32,249	$1.00	9/30/2013
Granted to investors in private placement of preferred stock	198,333	$1.50	10/28/2013
Granted to investors in private placement of preferred stock	70,000	$0.75	10/31/2013
Granted to investors in private placement of preferred stock	640,000	$0.75	2/28/2014
Granted to vendor	50,000	$0.70	3/2/2012
Granted to vendor	60,000	$0.60	3/15/2014
Granted to investors in private placement	400,000	$1.59	6/30/2014
Granted to investors in private placement	1,598,339	$2.00	11/13/2014
Granted to investors in private placement	800,000	$1.60	11/13/2014
Granted to placement agent in private placement	256,906	$1.50	11/13/2014
Granted to vendor	50,000	$2.00	12/1/2012
Granted to investors in private placement	315,000	$2.00	12/3/2014
Granted to placement agent in private placement	45,000	$1.38	12/3/2014
Granted to investors in private placement	811,987	$2.25	2/9/2015
Granted to placement agent in private placement	100,399	$2.25	2/9/2015
Granted to placement agent in private placement	28,500	$2.25	2/9/2015
Granted to investors in private placement	6,375	$2.25	3/18/2015
Granted to vendor	100,000	$1.50	2/10/2013
Granted to placement agent in private placement	20,000	$2.00	3/3/2013
Granted to investors in private placement	200,000	$1.50	11/5/2012
Granted to investors in private placement	200,000	$2.50	11/5/2012
Granted to placement agent in private placement	5,000	$1.50	11/5/2012
Granted to placement agent in private placement	5,000	$2.50	11/5/2012
Granted to investors in private placement	35,000	$1.50	11/26/2012
Granted to investors in private placement	35,000	$2.50	11/26/2012
Granted for waiver of Series B Perpetual Redeemable Preferred Stock redemption	125,000	$1.50	12/8/2012
Granted for waiver of Series B Perpetual Redeemable Preferred Stock redemption	125,000	$2.50	12/8/2012
Granted to investors in private placement	625,000	$1.50	12/29/2012
Granted to investors in private placement	625,000	$2.50	12/29/2012
Granted to placement agent in private placement	30,000	$1.50	12/29/2012
Granted to placement agent in private placement	30,000	$2.50	12/29/2012
Total	10,336,292
Weighted average
exercise price		$1.82
Weighted average duration in years			2.81 years

A summary of warrant activity in the year ended December 31, 2010 is as follows:

Warrants	Shares	Weighted- Average Exercise Price
Outstanding at January 1, 2010	7,356,502	$1.71
Granted	3,123,583	$2.06
Exercised	(143,793)	$1.50
Forfeited or expired	0	$0
Outstanding at December 31, 2010	10,336,292	$1.82

(12) INCOME TAXES

No provision or benefit for federal or state income taxes has been recorded, as the Company has incurred a net loss for all periods presented, and has provided a valuation allowance against its deferred tax assets.

At December 31, 2010, the Company had federal net operating loss carryforwards of approximately $48,000,000, which will expire in varying amounts beginning in 2018. The Company also had research and development tax credit carryforwards of approximately $1,518,000 which will begin to expire in 2018 unless previously utilized. The United States Tax Reform Act of 1986 contains provisions that may limit the Company’s net operating loss carryforwards available to be used in any given year in the event of significant changes in the ownership interests of significant stockholders, as defined.

Significant components of the Company’s net deferred tax asset are as follows:

	December 31,
	2010	2009
Deferred Tax Assets/(Liabilities)
Net operating loss carryforwards	$17,594,000	$17,001,000
Research credit carryforward	1,518,000	1,378,000
Acquired intangible assets, net	(3,781,000)	(3,814,000)
Other temporary differences	141,000	117,000
Total deferred tax assets, net	15,472,000	14,682,000
Valuation allowance	(15,472,000)	(14,682,000)
Net deferred tax asset	$—	$—

The Company has maintained a full valuation allowance against its deferred tax items in both 2010 and 2009. A valuation allowance is required to be recorded when it is more likely than not that some portion or all of the net deferred tax assets will not be realized. Since the Company cannot be assured of realizing the net deferred tax asset, a full valuation allowance has been provided.

The Company has no unrecognized tax benefits at December 31, 2010 that would affect its effective tax rate. The Company does not anticipate a significant change in the amount of unrecognized tax benefits over the next twelve months.

Income taxes computed using the federal statutory income tax rate differs from the Company’s effective tax rate primarily due to the following:

	Years Ended December 31,
	2010	2009
Income taxes benefit (expense) at statutory rate	35.0%	35.0%
State income tax, net of federal benefit	(0.5)%	0.9%
Permanent Differences
Derivative loss	3.1%	(13.1)%
Loss on extinguishment of debt	1.6%	(6.4)%
Stock compensation expense	(1.4)%	(4.3)%
Stock for Services	(8.6)%	-
Other	(3.5)%	(2.6)%
R&D credits	2.5%	1.1%
Change in valuation allowance	(28.2)%	(10.6)%
	0.0%	0.0%

(13) LICENSING AND OTHER REVENUE AND RELATED ACCOUNTS RECEIVABLE

Ferndale License of Prelude™ SkinPrep System — On May 27, 2009, the Company entered into a License Agreement with Ferndale pursuant to which the Company granted Ferndale a license in North America and the United Kingdom to develop, assemble, use, market, sell and export Prelude for skin preparation prior to the application of a topical analgesic or anesthetic cream for local dermal anesthesia or analgesia prior to a needle insertion or IV procedure (the “Ferndale License”). The Ferndale License has a minimum term of 10 years from the date of the first commercial sale of Prelude product components in North America or the United Kingdom.

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

The Company recognizes the upfront, nonrefundable payments as revenue on a straight-line basis over the contractual or estimated performance period. Accordingly, the Company determined that approximately $105,000 and $404,000 of the non-refundable license revenue was recognizable in the years ended December 31, 2010 and 2009, respectively. Approximately $241,000 is recognizable over the next 12 months and is shown as current deferred revenue.

Other Revenue — The Company has retained contract engineering services in connection with product development pursuant to the Ferndale License and the Company is reimbursed by Ferndale for the cost of product development engineering services. Other Revenue of approximately $203,000 and $795,000 relates to product development costs incurred during the years ended December 31, 2010 and 2009, respectively, and received from Ferndale. The expenses billed to the Company are included in Research and Development expenses on the Statements of Operations. There was no markup on these expenses.

Handok License of Symphony™ tCGM System — On June 15, 2009, the Company entered into a License Agreement with Handok pursuant to which the Company granted Handok a license to develop, use, market, sell and import Symphony for continuous glucose monitoring for use by medical facilities and/or individual consumers in South Korea (the “Handok License”). The Handok License has a minimum term of 10 years from the date of the first commercial sale of Symphony in South Korea.

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

The Company recognizes the upfront, nonrefundable payments as revenue on a straight-line basis over the contractual or estimated performance period. Accordingly, the Company determined that approximately $121,000 and $133,000 of the non-refundable license revenue was recognizable in the years ended December 31, 2010 and 2009, respectively. Approximately $164,000 is recognizable over the next 12 months and is shown as current deferred revenue.  The approximately $82,000 that remains is recognizable as revenue beyond the 12 month period and is classified as non-current.

 (14) SUBSEQUENT EVENTS

November 2010 Common Stock and Warrant Financing

Subsequent to December 31, 2010, the Company entered into a Subscription Agreement with certain strategic institutional and accredited investors in connection with the November 2010 Financing for a total of 35.66 Units.  The Company received proceeds from these subscriptions in the amount of $891,500.   The Company received proceeds of $25,000 in the form of extinguishment of a 2010 Short Term Promissory Note issued by the Company on September 24, 2010 (see Note 5), which included principal and interest

Pursuant to the November 2010 Financing closings that occurred after December 31, 2010, the Company issued an aggregate of 445,750 Series-1 Warrants and 445,750 Series-2 Warrants to the investors.

In addition, the Company issued an additional 11.40 Units related to the Stock Subscriptions Receivable of $285,000 at December 31, 2010.

8% Senior Promissory Note

On January 5, 2011, the Company issued an 8% Senior Promissory Note to Platinum Montaur Life Sciences, LLC (“Montaur”) in the amount of $1,000,000.  The outstanding principal balance of this Note, together with all accrued and unpaid interest, was due and payable in full on February 1, 2011 and later extended to February 8, 2011 by agreement of the parties (see below).

Series D Convertible Preferred Stock Purchase

On February 8, 2011 the Company entered into a Series D Convertible Preferred Stock Purchase Agreement (the “Series D Agreement”) dated as of February 7, 2011 with Montaur and certain other strategic accredited investors (each, an “Investor” and collectively, the “Investors”) in connection with the Company’s private placement (the “Series D Financing”) of Series D Convertible Preferred Stock (“Series D Stock”) at a price per share of $1.00. For every $100,000 face value of Series D Stock purchased in the Series D Financing, the Investor was issued (i) Series 1 warrants to purchase 50,000 shares of Common Stock with an exercise price of $1.50 per share (the “Series 1 Warrants”), and (ii) Series 2 warrants to purchase 50,000 shares of Common Stock with an exercise price of $2.50 per share (the “Series 2 Warrants” and, together with the Series 1 Warrants, the “Warrants”).

On February 8, 2011, there was a closing in connection with the Series D Agreement and the Company received cash proceeds of $2,500,000 for the purchase of 2,500,000 shares of Series D Stock. The Company issued 1,006,000 shares of Series D Stock in exchange for the extinguishment of an 8% Senior Promissory Note issued by the Company on January 5, 2011 in the principal amount of $1,000,000, plus interest accrued through February 8, 2011 in the amount of $6,000. The Company intends to use the net proceeds of the Series D Financing primarily for working capital and general corporate purposes.

The Company issued an aggregate of 1,753,000 Series 1 Warrants and 1,753,000 Series 2 Warrants to the Investors pursuant to the Agreement.  The Warrants are immediately exercisable and expire on February 7, 2013; however, if the Warrants are not exercised in full by February 7, 2013 by virtue of the application of a beneficial ownership blocker (described below), then the term of the Warrants shall be extended for thirty (30) days past the date on which the beneficial ownership blocker is no longer applicable. The exercise price is subject to adjustment for stock splits, business combinations or similar events.  An exercise under the Warrants may not result in the holder beneficially owning more than 4.99% or 9.99%, as applicable, of all of the Common Stock outstanding at the time; provided, however, that a holder may waive the foregoing provision upon sixty-one (61) days’ advance written notice to the Company.

Pursuant to the Certificate of Designation, Preferences and Rights of Series D Convertible Preferred Stock, the shares of Series D Stock are initially convertible into shares of Common Stock at a price per share equal to $1.00, subject to adjustment for stock splits, business combinations or similar events, and shall have a liquidation preference equal to their stated value.  Each holder who receives Series D Stock may convert it at any time following its issuance.   The Series D Stock does not pay a dividend and is not redeemable.

In accordance with (i) the Certificate of Designation, Rights and Preferences of the Series B Stock and (ii) a letter agreement dated January 19, 2010 between the Company and the sole holder of the Company’s Series B Perpetual Preferred Stock, the Company was obligated to use 25% of the gross proceeds from the Series D Financing to redeem Series B Stock. On February 4, 2011, the Company entered into a letter agreement (the “Letter”) with the sole holder of the Company’s Series B Perpetual Preferred Stock pursuant to which the Series B share holder waived the redemption of shares of the Company’s Series B Perpetual Preferred Stock triggered by the Series D Financing.

Appointment of New Directors

On February 8, 2011, the Board of Directors (the “Board”) of the Company appointed William F. Grieco and James F. Smith as members of the Board.   The Company granted each Director 20,000 restricted shares of Common Stock with a combined fair value of approximately $136,000. One-quarter of the stock shall vest each year for the next four years on the anniversary date of their appointment to the Board.

Exercise of Common Stock Warrants

Subsequent to December 31, 2010, various investors chose to exercise their warrants to purchase shares of the Company’s common stock.  During 2011 and through March 16, 2011, the Company issued 388,338 shares of common stock upon exercise of warrants to purchase 799,914 shares through a cashless exercise provision and warrants to purchase 230,048 shares were exercised for cash providing gross proceeds to us of $465,279.

Common Stock Issued for Services

Subsequent to December 31, 2010, the Company issued 60,000 shares of common stock with a fair value of $173,000 to a vendor for investor relations services.  Expenses associated with this transaction will be included in selling, general and administrative expenses in 2011.

Grant of Restricted Stock

During 2011 and through March 16, 2011, the Company granted an aggregate of 575,000 restricted shares of the Company’s Common Stock and stock options to purchase 450,000 shares of common stock to certain employees, officers and directors of the Company.  The grants were issued under the 2008 Equity Compensation Plan. The stock options had an exercise price equal to the market price on day of grant.  The fair value of the restricted stock grants was approximately $1,962,000.

The restricted share grants are subject to the terms and conditions of the Restricted Stock Agreements, the restricted shares will vest upon the first to occur of (i) FDA approval of Symphony; or (ii) the sale of all or substantially all of the assets of the Company or all or substantially all of the outstanding capital stock of the Company in exchange for Liquid Proceeds. For the purposes of the Restricted Share Grants, “Liquid Proceeds” means (a) cash; (b) securities which can be sold immediately on NYSE or NASDAQ; (c) securities which are or will be registered such that they can be sold upon on NYSE or NASDAQ upon termination of a lock-up period not to exceed one hundred eighty (180) days; or (d) or a combination of cash and the foregoing securities. The Restricted Share Grants were effected under Section 4(2) of the Securities Act.  Compensation expense related to the Restricted Share Grants will be recognized when the Company concludes that achievement of the performance vesting conditions is probable.

Facilities Lease

  As of March 9, 2011, the Company entered into a lease for approximately 5,400 square feet of corporate office space in a single facility located in Philadelphia, Pennsylvania. The lease is for a period through April 30, 2014 with a monthly lease obligation of approximately $10,000.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

We have carried out an evaluation, under the supervision and the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2010. Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of the end of that period, our disclosure controls and procedures are effective in providing reasonable assurance that (a) the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (b) such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2010. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework.

Following our assessment, management has concluded that, as of December 31, 2010, our internal control over financial reporting is effective based on those criteria.

This annual report does not include an attestation report of the company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the company’s registered public accounting firm pursuant to rules of the SEC that permit the company to provide only management’s report in this annual report.

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

ECHO THERAPEUTICS, INC.

By:	/s/ Patrick T. Mooney
Name:	Patrick T. Mooney, M.D.
Title:	President and Chief Executive Officer

Date: March 18, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 18, 2011.

By:	/s/ Patrick T. Mooney	By:	/s/ Shawn K. Singh
Name:	Patrick T. Mooney, M.D.	Name:	Shawn K. Singh, J.D.
Title:	President, Chief Executive Officer and	Title:	Director
Chairman of the Board
(Principal Executive Officer)

By:	/s/ Harry G. Mitchell	By:	/s/ Vincent D. Enright
Name:	Harry G. Mitchell	Name:	Vincent D. Enright
Title:	Chief Operating Officer,	Title:	Director
Chief Financial Officer and Treasurer
(Principal Financial Officer and Principal
Accounting Officer)

By:	/s/ James F. Smith	By:	/s/ William F. Grieco
Name:	James F. Smith	Name:	William F. Grieco
Title:	Director	Title:	Director

EXHIBIT INDEX

Exhibit Number	Description of Document

3.1	Certificate of Incorporation of the Registrant is incorporated herein by reference to Exhibit 3.1 of the Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2009.

3.2	Certificate of Designation, Rights and Preferences of Series B Preferred Stock is incorporated herein by reference to Exhibit 99.1 of the Registrant’s Current Report on Form 8-K dated July 7, 2009.

3.3	Certificate of Designation, Rights and Preferences of Series C Preferred Stock is incorporated herein by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K dated June 29, 2009.

3.4
Certificate of Designation, Rights and Preferences of Series D Preferred Stock is incorporated herein by reference to Exhibit 99.1 of the Registrant’s Current Report on Form 8-K dated February 8, 2011.

3.5	Bylaws of the Registrant is incorporated herein by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K dated June 9, 2008.

10.1*	1997 Long-Term Incentive and Stock Option Plan, as amended, is incorporated herein by reference to Exhibit 10.3 of the Registrant’s Quarterly Report on Form 10-QSB for the period ended June 30, 2002.

10.2*	1999 Stock Option and Incentive Plan is incorporated herein by reference to Exhibit 10.31 of the Registrant’s Registration Statement on Form S-4 filed on April 24, 2002.

10.3
Lease Agreement between the Registrant and Forge Park Investors LLC dated January 24, 2003 is incorporated herein by reference to Exhibit 10.13 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002.

10.4*	2003 Stock Option and Incentive Plan, as amended, is incorporated herein by reference to Appendix I of the Registrant’s Definitive Schedule 14A filed on April 17, 2007.

10.5*
Form of Restricted Stock Agreement for use under the Registrant’s 2003 Stock Option and Incentive Plan is incorporated herein by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K dated August 14, 2006.

10.6
Common Stock and Warrant Purchase Agreement dated as of January 2, 2007 by and among the Registrant, Sherbrooke Partners, LLC and the purchasers named therein is incorporated herein by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K dated January 1, 2007.

10.7	Form of Warrant to Purchase Shares of Common Stock is incorporated herein by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K dated January 1, 2007.

10.8	Form of Warrant to Purchase Shares of Common Stock is incorporated herein by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K dated June 15, 2007.

10.9*
Employment Agreement by and between the Registrant and Patrick T. Mooney dated as of September 14, 2007 is incorporated herein by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K dated September 14, 2007 (including Nonqualified Stock Option Agreement).

10.10*
Employment Agreement by and between the Registrant and Harry G. Mitchell dated as of September 14, 2007 is incorporated herein by reference to Exhibit 10.6 to the Registrant’s Current Report on Form 8-K dated September 14, 2007 (including Nonqualified Stock Option Agreement).

10.11	Form of Warrant to Purchase Shares of Common Stock is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-QSB for the period ended September 30, 2007.

10.12*	Form of Nonqualified Stock Option Agreement is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated December 22, 2007.

10.13
First Amendment to Lease dated February 11, 2008 by and between the Registrant and CRP-2 Forge, LLC, as successor in interest to Forge Park Investors LLC, is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated March 13, 2008.

10.14	Form of Warrant is incorporated herein by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K dated February 11, 2008.

10.15	Form of Warrant is incorporated herein by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K dated March 24, 2008.

Exhibit Number	Description of Document

10.16*
Nonqualified Stock Option Agreement by and between the Registrant and Vincent D. Enright dated as of March 25, 2008 is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated March 25, 2008.

10.17*	2008 Equity Incentive Plan is incorporated herein by reference to Appendix B to the Registrant’s Definitive Proxy Statement on Schedule 14A filed on April 30, 2009.

10.18	Form of Restricted Stock Agreement is incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated May 20, 2008.

10.19	Form of Warrant to Purchase Common Stock is incorporated herein by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K dated September 30, 2008.

10.20	Form of Warrant to Purchase Common Stock is incorporated herein by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K dated October 28, 2008.

10.21
Letter agreement between the Registrant and Imperium Master Fund, Ltd. dated March 23, 2009 is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated March 23, 2009.

10.22
Amended and Restated Stock and Warrant Purchase Agreement by and among the Company and the Investors named therein, dated as of April 2, 2009, is incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K dated April 14, 2009.

10.23	Form of Warrant to Purchase Common Stock is incorporated herein by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K dated April 14, 2009.

10.24
Letter agreement between the Company and Imperium Master Fund, Ltd. dated April 23, 2009 is incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated April 24, 2009.

10.25
Amended and Restated Stock and Warrant Purchase Agreement by and among the Company and the Investors named therein, dated as of April 2, 2009, is incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K dated April 14, 2009.

10.26
Letter agreement between the Company and Imperium Master Fund, Ltd. dated April 23, 2009 is incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated April 24, 2009.

10.27
License Agreement between the Company and Ferndale Pharma Group, Inc. dated as of May 27, 2009 is incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated May 27, 2009.

10.28
License Agreement between the Company and Handok Pharmaceuticals Co., Ltd. dated as of June 15, 2009 is incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated June 15, 2009.

10.29
Form of Exchange Agreement between the Company and Series A Holders, Series A-1 Holders and Series A-2 Holders dated June 29, 2009 is incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated June 29, 2009.

10.30
Stock Purchase Agreement by and between the Company and Platinum dated as of June 30, 2009 is incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated July 7, 2009.

10.31
Common Stock and Warrant Purchase Agreement by and among the Company and the Investors named therein, dated as of November 13, 2009, is incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K dated November 17, 2009.

10.32	Form of Common Stock Purchase Warrant incorporated herein by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K dated November 17, 2009.

10.33
Common Stock and Warrant Purchase Agreement by and among the Company and the Investors named therein, dated as of November 30, 2009 is incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated November 30, 2009.

10.34	Form of Warrant to Purchase Common Stock incorporated herein by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K dated November 30, 2009.

10.35
Common Stock and Warrant Purchase Agreement by and among the Company and the Investors named therein, dated as of February 4, 2010 is incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated February 4, 2010.

Exhibit Number	Description of Document
10.36	Form of Warrant to Purchase Common Stock incorporated herein by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K dated February 4, 2010.

10.37
Subscription Agreement by and among the Company and the Investors named therein, dated as of November 4, 2010, is incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K dated November 10, 2010.

10.38	Form of Series-1 Common Stock Purchase Warrant is incorporated herein by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K dated November 10, 2010.

10.39	8% Senior Promissory Note issued by the Company to Montaur on January 5, 2011 is incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K dated January 5, 2011.

10.40
Term Sheet for Series D Convertible Preferred Stock and Warrants by and between the Company and Montaur dated as of January 5, 2011 is incorporated herein by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K dated January 5, 2011.

10.41
Series D Convertible Preferred Stock Purchase Agreement by and among the Company and the Investors named therein dated as of February 7, 2011 is incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K dated February 8, 2011.

10.42	Form of Series 1 Common Stock Purchase Warrant is incorporated herein by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K dated February 8, 2011.
10.43	Office Lease between the Company and 8 Penn Center Owner, L.P. dated as of March 9, 2011 **
21	Subsidiaries of the Registrant.

23	Consent of Wolf & Company, P.C.

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

32.1	Certification of the Chief Executive Officer and Chairman of the Board pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Operating Officer, Chief Financial Officer and Treasurer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management contract or compensatory plan or arrangement filed in response to Item 13 of Form 10-K.
**	Exhibits have been omitted but will be provided to the Commission upon request.