Form 10-Q
period 2011-03-31
Echo Therapeutics, Inc.
filed 2011-05-13
CIK 1031927

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
________________

FORM 10-Q
________________
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011.

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

As of May 13, 2011, 34,017,174 shares of the registrant’s Common Stock. $0.01 par value, were issued and outstanding.

ECHO THERAPEUTICS, INC.
Quarterly report on Form 10-Q for the period ended March 31, 2011

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.
Echo Therapeutics, Inc.
Consolidated Balance Sheets

	As of,
	March 31, 2011	December 31, 2010
ASSETS	(Unaudited)
Current Assets:
Cash and cash equivalents	$4,994,601	$1,342,044
Accounts receivable	107,222	141,488
Stock subscriptions receivable	—	285,000
Prepaid expenses and other current assets	215,361	195,205
Total current assets	5,317,184	1,963,737

Property and Equipment, at cost:
Computer equipment	290,672	265,862
Office and laboratory equipment (including assets under capitalized leases)	633,199	626,823
Furniture and fixtures	28,159	17,019
Manufacturing equipment	129,320	129,320
Leasehold improvements	177,768	177,768
Advances on manufacturing equipment	59,811	—
	1,318,929	1,216,792
Accumulated depreciation and amortization	(1,173,571)	(1,168,758)
Net property and equipment (including assets under capitalized leases)	145,358	48,034

Other Assets:
Restricted cash	9,749	275,249
Intangible assets, net of accumulated amortization	9,625,000	9,625,000
Deposits and other assets	250	250

Total other assets	9,634,999	9,900,499
Total assets	$15,097,541	$11,912,270

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$493,043	$605,634
Deferred revenue	325,096	405,454
Current portion of notes payable and capital lease obligation	2,123	102,071
Derivative warrant liability	3,320,620	1,544,996
Accrued expenses and other liabilities	354,636	463,475
Total current liabilities	4,495,518	3,121,630
Notes payable and capital lease obligation, net of current portion	5,625	6,176
Deferred revenue, net of current portion	41,083	82,180
Total liabilities	4,542,226	3,209,986

Commitments

Stockholders’ Equity:
Perpetual, Redeemable Preferred Stock:
Series B, $0.01 par value, authorized 40,000 shares, issued and outstanding 158.9624 and 154.3940 shares at March 31, 2011 and December 31, 2010, respectively (preference in liquidation of $1,589,624 at March 31, 2011)	2	2
Convertible Preferred Series:
Series D, $0.01 par value, authorized 3,600,000 shares, issued and outstanding 3,506,000 shares at March 31, 2011 (preference in liquidation of $3,506,000) at March 31, 2011)	35,060	—
Series C, $0.01 par value, authorized 10,000 shares, issued and outstanding 4,918.1 at March 31, 2011 and December 31, 2010	49	49
Common stock, $0.01 par value, authorized 100,000,000 shares, issued and outstanding 33,655,019 and 31,126,245 shares at March 31, 2011 and December 31, 2010, respectively	336,552	311,264
Additional paid-in capital	86,321,308	79,646,385
Common stock subscribed for but not paid for or issued, 285,000 shares at December 31, 2010	—	285,000
Accumulated deficit	(76,137,656)	(71,540,416)
Total stockholders’ equity	10,555,315	8,702,284
Total liabilities and stockholders’ equity	$15,097,541	$11,912,270

The accompanying notes are an integral part of these consolidated financial statements.

Echo Therapeutics, Inc.
Consolidated Statements of Operation
(Unaudited)

	Three Months Ended March 31,
	2011	2010

Licensing revenue	$121,455	$13,972
Other revenue	108,087	—
Total revenues	229,542	13,972

Operating Expenses:
Research and development	865,950	1,113,485
Selling, general and administrative	918,750	1,277,623
Total operating expenses	1,784,700	2,391,108

Loss from operations	(1,555,158)	(2,377,136)

Other Income (Expense):
Interest income	2,079	691
Interest expense	(12,750)	(1,089)
Loss on extinguishment of debt	(1,514)	—
Gain on extinguishment of financial advisor fee payable	—	200,000
Derivatives (loss) gain	(3,029,897)	295,988
Other income (expense), net	(3,042,082)	495,590
Net loss	(4,597,240)	(1,881,546)

Accretion of dividends on Convertible Perpetual Redeemable Preferred Stock	(45,684)	(27,859)

Deemed dividend on beneficial conversion feature of Series D Convertible Preferred Stock	(1,975,211)	—

Net loss applicable to common shareholders	$(6,618,135)	$(1,909,405)

Net loss per common share, basic and diluted	$(0.20)	$(0.07)

Basic and diluted weighted average common shares outstanding	32,637,146	28,242,669

The accompanying notes are an integral part of these consolidated financial statements.

Echo Therapeutics, Inc.
Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
	2011	2010
Cash Flows From Operating Activities:
Net loss	$(4,597,240)	$(1,881,546)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	4,813	37,814
Share-based compensation	145,948	59,720
Fair value of common stock issued for charitable contributions	—	113,400
Fair value of common stock and warrants issued for services	214,363	620,471
Fair value of options issued for services	—	46,109
Derivative loss (gain)	3,029,897	(295,988)
Non-cash gain on extinguishment of financial advisor fee payable	—	(200,000)
Non-cash loss on extinguishment of debt	1,514	—
Non-cash interest expense	12,159	—
Changes in assets and liabilities:
Accounts receivable	34,266	130,036
Stock subscriptions receivable	285,000	—
Prepaid expenses and other current assets	(20,156)	(56,772)
Accounts payable	(112,591)	(23,655)
Deferred revenue	(121,455)	(13,970)
Accrued expenses and other liabilities	(106,012)	(115,265)
Net cash used in operating activities	(1,229,494)	(1,579,646)

Cash Flows from Investing Activities:
Purchases of equipment	(102,137)	(680)
Decrease in restricted cash	265,500	—
Net cash (used in) investing activities	163,363	(680)

Cash Flows From Financing Activities:
Proceeds from the exercise of warrants	520,724	—
Proceeds from issuance of common stock and warrants, net of expenses	794,761	2,311,157
Proceeds from short term notes	1,000,000	—
Payments on short term notes	(75,000)	—
Principal payments for capital lease obligations	(499)	(451)
Proceeds from issuance of Series D Convertible Preferred Stock, net of expenses	2,478,702	—
Net cash provided by financing activities	4,718,688	2,310,706

Net increase in cash and cash equivalents	3,652,557	730,380
Cash and cash equivalents, beginning of period	1,342,044	1,166,858
Cash and cash equivalents, end of period	$4,994,601	$1,897,238

The accompanying notes are an integral part of these consolidated financial statements.

Echo Therapeutics, Inc.
Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
	2011	2010
Supplemental Disclosure of Cash Flow Information and Non Cash Financing Transactions:
Cash paid for interest	$592	$1,089
Accretion of dividend on Series B Perpetual Redeemable Preferred Stock	$45,684	$27,859
Deemed dividend on beneficial conversion feature of Series D Convertible Preferred Stock	$1,975,211	$—
Issuance of common stock in settlement of short term note	$25,000	$—
Conversion of notes payable and accrued interest into Series D Convertible Preferred Stock	$1,006,000	$—
Reclassification of derivative liability to additional paid-in capital	$1,254,273	$200,357
Fair value of warrants issued for investor relations services	$173,000	—
Fair value of common stock issued for short-term note extension	$10,500	—
Fair value of warrants issued to financial advisors as financing costs	$41,363	$217,141
Asset acquired under capital lease agreement	$—	$10,988
See restricted stock grant in Note 10

The accompanying notes are an integral part of these consolidated financial statements.

Echo Therapeutics, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Period Ended March 31, 2011 (Unaudited)

(1) ORGANIZATION AND BASIS OF PRESENTATION

Echo Therapeutics, Inc. (the “Company”) is a transdermal medical device company with deep expertise in advanced skin permeation technology that is initially focused on continuous glucose monitoring and needle-free drug delivery.  Echo is developing its Prelude™ SkinPrep System (“Prelude”) as a platform technology to allow for significantly enhanced and painless skin permeation that will enable two important applications:

•	analyte extraction, with the Symphony™ tCGM System (“Symphony”) for needle-free, continuous glucose monitoring in hospital patients and diabetics as the first application; and

•	needle-free drug delivery, with the topical delivery of lidocaine as the first application.

Additional applications for painless, needle-free delivery of drugs are planned.

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Sontra Medical, Inc., a Delaware corporation. All significant inter-company balances and transactions have been eliminated in consolidation.

The accompanying unaudited consolidated financial statements have been prepared in conformity with generally accepted accounting principles in the United States (“GAAP”) consistent with those applied in, and should be read in conjunction with, the Company’s audited financial statements and related footnotes for the year ended December 31, 2010 included in the Company’s Annual Report on Form 10-K as filed with the United States Securities and Exchange Commission (“SEC”) on March 18, 2011. The unaudited consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the Company’s financial position as of March 31, 2011 and its results of operations and cash flows for the interim periods presented and are not necessarily indicative of results for subsequent interim periods or for the full year. The interim financial statements do not include all of the information and footnotes required by GAAP for complete financial statements and allowed by the relevant SEC rules and regulations; however, the Company believes that its disclosures are adequate to ensure that the information presented is not misleading.

(2) CASH AND CASH EQUIVALENTS

As of March 31, 2011, the Company held approximately $5 million in cash and cash equivalents. From time to time, the Company may have cash balances in excess of insurance limits. The Company has never experienced any losses related to these balances.  All of the Company’s non-interest bearing cash balances were fully insured at March 31, 2011 due to a temporary federal program in effect from December 31, 2010 through December 31, 2012.  The Company’s cash equivalents include money market funds and certificates of deposit. The cash and cash equivalents in interest-bearing accounts and non-interest bearing accounts ineligible under the program amounted to approximately $4.7 million as of March 31, 2011. Under the program, there is no limit on the amount of insurance for eligible accounts.  Beginning 2013, insurance coverage will revert to $250,000 per depositor at each financial institution, and non-interest bearing cash balances may again exceed federally insured limits.

(3) INTANGIBLE ASSETS

As of March 31, 2011 and December 31, 2010, the Company’s intangible assets are related to the acquisition of assets from Durham Pharmaceuticals Ltd. in 2007 and are summarized as follows:

			March 31, 2011		December 31, 2010
	Estimated Life	Cost	Accumulated Amortization	Net	Net
Contract related intangible asset:
Cato Research discounted contract	3 years	$355,000	$355,000	$—	$—
Technology related intangible assets:
Patent for the AzoneTS-based product candidates and formulation	8 years	1,305,000	—	1,305,000	1,305,000
Drug Master Files containing formulation, clinical and safety documentation used by the FDA	8 years	1,500,000	—	1,500,000	1,500,000
Two (2) in-process Durhalieve-related pharmaceutical products	8 years	6,820,000	—	6,820,000	6,820,000
Total technology related intangible assets		9,625,000	—	9,625,000	9,625,000
Intangible assets, net		$9,980,000	$355,000	$9,625,000	$9,625,000

Intangible assets related to technology are expected to be amortized on a straight-line basis over the period ending 2018, when the underlying patents expire, and will commence upon revenue generation which the Company estimates to occur in 2013.  The contract related intangible asset was amortized over a 3 year period and ended in 2010. Amortization expense relating to the contract was $30,000 for the three months ended March 31, 2010, and is included in research and development in the Consolidated Statement of Operations.

(4) OPERATING LEASE COMMITMENT

The Company leases approximately 13,000 square feet of manufacturing, laboratory and office space in a single facility located in Franklin, Massachusetts under a lease expiring March 31, 2014.

Effective as of May 2, 2011, the Company commenced a lease for approximately 5,400 square feet of corporate office space in a single facility located in Philadelphia, Pennsylvania under a lease expiring April 30, 2014.

Future minimum lease payments under these operating leases at March 31, 2011 are approximately as follows:

For the period ending December 31,	Franklin	Philadelphia	Total
2011	$110,000	$92,000	$202,000
2012	144,000	148,000	292,000
2013	144,000	151,000	295,000
2014	36,000	51,000	87,000
2015
Total	$434,000	$442,000	$876,000

The Company’s facilities lease expense was approximately $33,000 and $51,000 for the three months ended March 31, 2011 and 2010, respectively.

(5) NOTES PAYABLE AND CAPITAL LEASE OBLIGATION

Notes payable and capital lease obligation at March 31, 2011 and December 31, 2010 consisted of the following:

	March 31	December 31,
	2011	2010
Short-term notes	$—	$100,000

Capital lease obligation	7,748	8,247

Total notes payable and capital lease obligation	7,748	108,247
Less current portion of notes payable and capital lease obligation	2,123	102,071
Notes payable and capital lease obligation, net of current portion	$5,625	$6,176

Short-term Notes — In September 2010, the Company issued $250,000 of short-term notes, maturing in 90 days.  In lieu of interest, the note holders were issued 2,000 unregistered shares of the Company’s common stock for every $10,000 of principal loaned. A total of 50,000 shares with a fair value of $48,500 were issued in September 2010 pursuant to these short-term notes. The fair value of the stock was amortized over the 90 day term. One short-term note in the amount of $100,000 was extended for one month on December 23, 2010 in exchange for 5,000 shares of common stock issued in January 2011 with a fair value of $10,500. In January, 2011, the Company repaid $75,000 in cash on the extended note and the remaining $25,000 was used to purchase Common Stock and warrants (see Note 9). Interest expense on the extended note during the three months ended March 31, 2011 was approximately $6,200.

See Note 8 regarding 8% Senior Promissory Note issued on January 5, 2011.

Capital Lease Obligation — In 2009, the Company entered into a five year lease of an office copier. The value of the equipment capitalized was approximately $11,000. The lease payments of $234 per month, payable in arrears, reflect a 10% interest rate. Accumulated depreciation on the leased copier as of March 31, 2011 was approximately $3,800. During the three months ended March 31, 2011 and 2010, interest expense related to the capital lease obligation was approximately $200 and $250, respectively.

(6) DERIVATIVE INSTRUMENTS

Derivative financial instruments are recognized as a liability on the consolidated balance sheet and measured at fair value.

At March 31, 2011 and December 31, 2010, the Company had outstanding warrants to purchase 13,510,275 and 10,336,292 shares of its Common Stock, respectively. Included in these outstanding warrants at March 31, 2011 are warrants to purchase 1,013,099 shares that are considered to be derivative instruments since the agreements contain “down round” provisions whereby the number of shares covered by the warrants is subject to change in the event of certain dilutive stock issuances. The fair value of these derivative instruments at March 31, 2011 was approximately $3,321,000 and is included in Derivative Warrant Liability, a current liability. Changes in fair value of the derivative financial instruments are recognized currently in the Consolidated Statement of Operations as a Derivatives Gain or Loss. The Derivative Loss in the three months ended March 31, 2011, was approximately $3,030,000. The Derivative Gain in the three months ended March 31, 2010, was approximately $296,000.

The primary underlying risk exposure pertaining to the warrants is the change in fair value of the underlying Common Stock for each reporting period. For the three months ended March 31, 2011, warrants with down round provisions to purchase 365,193 shares were exercised which resulted in a reclassification from derivative warrant liability to additional paid-in capital in the amount of approximately $1,254,000.

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

Level 3 – Valuation is based on unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. Level 3 assets and liabilities include financial instruments whose value is determined using pricing models, discounted cash flow methodologies, or similar techniques, as well as instruments for which the determination of fair value requires significant management judgment or estimation. This category generally includes certain private equity investments and long-term derivative contracts.

The Company uses valuation methods and assumptions in estimating fair value for the warrants considered to be derivative instruments that consider among other factors the fair value of the underlying stock, risk-free interest rate, volatility, expected life and dividend rates in estimating fair value for the warrants considered to be derivative instruments.

Assets and liabilities measured at fair value on a recurring basis are summarized below:

	March 31, 2011
	Level 1	Level 2	Level 3	Fair Value
Liabilities:
Derivative warrant liability	$—	$3,320,620	$—	$3,320,620

	December 31, 2010
	Level 1	Level 2	Level 3	Fair Value
Liabilities:
Derivative warrant liability	$—	$1,544,996	$—	$1,544,996

The Company may also be required, from time to time, to measure certain other financial assets at fair value on a nonrecurring basis. These adjustments to fair value usually result from application of lower-of-cost-or-market accounting or write-downs of individual assets. During the three months ended March 31, 2011 and 2010, there were no such other adjustments.

(8) PREFERRED STOCK

The Company is authorized to issue up to 40,000,000 shares of preferred stock with such rights, preferences and privileges as are fixed by the Board of Directors.

Series B Perpetual, Redeemable Preferred Stock

The Company has authorized 40,000 shares of non-convertible, redeemable Series B Perpetual Preferred Stock (the “Series B Stock”), of which 158.9624 shares were issued and outstanding as of March 31, 2011, and 154.3940 shares were issued and outstanding at December 31, 2010.

The Company paid approximately $46,000 and $28,000 of dividends by issuing 4.5684 and 2.7858 shares of Series B Stock during the three months ended March 31, 2011 and 2010, respectively.  These dividends are included in the Consolidated Statements of Operations in arriving at Net Loss Applicable to Common Shareholders.

Series C Convertible Preferred Stock

The Company has authorized 10,000 shares of Series C Preferred Stock (the “Series C Stock”), of which 4,918.1 shares were issued and outstanding as of March 31, 2011 and December 31, 2010.

Series D Convertible Preferred Stock

On February 8, 2011 the Company entered into a Series D Convertible Preferred Stock Purchase Agreement (the “Series D Agreement”) with Platinum-Montaur Life Sciences, LLC and certain other strategic accredited investors (each, a “Series D Investor” and collectively, the “Series D Investors”) in connection with the Company’s private placement (the “Series D Financing”) of Series D Convertible Preferred Stock (“Series D Stock”) at a price per share of $1.00. For every $100,000 face value of Series D Stock purchased in the Series D Financing, the Series D Investor was issued (i) Series 1 warrants to purchase 50,000 shares of Common Stock with an exercise price of $1.50 per share (the “Series D-1 Warrants”), and (ii) Series 2 warrants to purchase 50,000 shares of Common Stock with an exercise price of $2.50 per share (the “Series D-2 Warrants” and, together with the Series D-1 Warrants, the “Series D Warrants”).

On February 8, 2011, there was a closing in connection with the Series D Agreement and the Company received cash proceeds of $2,500,000 for the purchase of 2,500,000 shares of Series D Stock. The Company issued 1,006,000 shares of Series D Stock in exchange for the extinguishment of an 8% Senior Promissory Note issued by the Company on January 5, 2011 in the principal amount of $1,000,000, plus interest accrued through February 1, 2011 in the amount of $6,000.

The Company issued an aggregate of 1,753,000 Series D-1 Warrants and 1,753,000 Series D-2 Warrants to the Series D Investors pursuant to the Series D Agreement.  The Series D Warrants are immediately exercisable and expire on February 7, 2013; however, if the Series D Warrants are not exercised in full by February 7, 2013 by virtue of the application of a beneficial ownership blocker (described below), then the term of the Series D Warrants shall be extended for thirty (30) days past the date on which the beneficial ownership blocker is no longer applicable. The exercise price is subject to adjustment for stock splits, business combinations or similar events.  An exercise under the Series D Warrants may not result in the holder beneficially owning more than 4.99% or 9.99%, as applicable, of all of the Common Stock outstanding at the time; provided, however, that a holder may waive the foregoing provision upon sixty-one (61) days’ advance written notice to the Company.

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

In connection with issuance of Series D Agreement, the conversion feature of Series D is beneficial, or “in the money” due to a conversion rate that allows the investor to obtain the Company’s Common Stock at below market price. The Company recorded a deemed dividend on the beneficial conversion feature equal to the incremental fair value resulting from the reduction in the conversion rate, of $1,975,211. This deemed dividend is included in the Consolidated Statement of Operations in arriving at Net Loss Applicable to Common Shareholders

In accordance with (i) the Certificate of Designation, Rights and Preferences of the Series B Stock (the “Series B Certificate”) and (ii) a letter agreement dated January 19, 2010 between the Company and the sole holder of the Company’s Series B Perpetual Preferred Stock (the “Series B Holder”), the Company was obligated to use 25% of the gross proceeds from the Series D Financing to redeem Series B Stock. On February 4, 2011, the Company entered into a letter agreement (the “Letter”) with the Series B Holder pursuant to which the Series B Holder waived the redemption of shares of the Company’s Series B Stock triggered by the Series D Financing.

(9) COMMON STOCK

The Company has authorized 100,000,000 shares of Common Stock of which 33,655,019 and 31,126,245 shares were issued and outstanding as of March 31, 2011 and December 31, 2010, respectively.

November 2010 Common Stock and Warrant Financing

In November 2010, the Company initiated a private placement (the “November Financing”) of up to 120 units (each, a “Unit” and together, the “Units”) or partial Units at a price per Unit of $25,000.Each Unit consisted of (i) 25,000 shares of the Company’s Common Stock, (ii) Series-1 warrants to purchase 12,500 shares of the Company’s Common Stock with an exercise price of $1.50 per share (the “Series-1 Warrants”), and (iii) Series-2 warrants to purchase 12,500 shares of Common Stock with an exercise price of $2.50 per share (the “Series-2 Warrants”).

Through December 31, 2010, the Company had entered into subscription agreements with certain strategic institutional and accredited investors in connection with the November Financing for a total of 68.8 units.  The Company received gross proceeds from these subscriptions in the amount of $1,720,000.   Included in this amount, the Company received proceeds of $100,000 in the form of extinguishment of a promissory note issued by the Company on September 28, 2010.  Additionally, the Company had received a commitment for an additional 11.4 Units for which the expected proceeds of $285,000 had not been received as of December 31, 2010.  This was treated as a stock subscription receivable as of December 31, 2010.  Proceeds of $285,000 were received in January and February 2011.

As of December 31, 2010, the Company issued an aggregate of 1,720,000 shares of Common Stock and issued an aggregate of 860,000 Series-1 Warrants and 860,000 Series-2 Warrants. These warrants are immediately exercisable and expire two years after issuance. The exercise price is subject to adjustment for stock splits, combinations or similar events.An exercise under these warrants may not result in the holder beneficially owning more than 4.99% or 9.99%, as applicable, of all of the Common Stock outstanding at the time; provided, however, that a holder may waive the foregoing provision upon sixty-one (61) days’ advance written notice to the Company.

During the three months ended March 31, 2011, the Company entered into a Subscription Agreement with certain strategic institutional and accredited investors in connection with the November Financing for a total of 35.66 Units.  The Company received gross proceeds from these subscriptions in the amount of $891,500 which included proceeds of $25,000 in the form of extinguishment of a 2010 Short-term Note issued by the Company on September 24, 2010 (see Note 5). Financing costs related to these issuances amounted to approximately $72,000

Pursuant to these November Financing closings that occurred during the three months ended March 31, 2011, including the subscription receivable, the Company issued an aggregate of 607,625 Series-1 Warrants and 607,625 Series-2 Warrants to the investors and placement agents.

In connection with the November Financing, the Company entered into an agreement with two placement agents (each, an “Agent” and collectively, the “Agents”) pursuant to which the Company agreed to pay the Agent for its services as follows: (a) a cash fee equal to seven percent (7%) of the gross cash proceeds received by the Company in connection with the November Financing from investors introduced to the November Financing by the Agent; and (b) warrants to acquire a number of shares of Common Stock equal to 10% of the securities sold to investors introduced to the November Financing by the Agent.The warrants are identical to those issued to the investors in the November Financing, except that they include a cashless exercise provision.One Agent received an up-front cash fee of $10,000 for financial advisory services and received a cash fee equal to seven percent (7%) of the gross cash proceeds in excess of $150,000 received by the Company in connection with the November Financing from investors introduced to the November Financing by the Agent.  During the three months ended March 31, 2011, the cash fee paid to Agents amounted to approximately $30,000.  In connection with the November Financing, the Company issued the Agents warrants to purchase 19,375 shares of Common Stock at an exercise price of $1.50 per share and warrants to purchase 19,375 shares of Common Stock at an exercise price of $2.50 per share with a combined fair value of approximately $41,000 which was recorded as non-cash stock issuance cost.

Exercise of Common Stock Warrants

In the three months ended March 31, 2011, the Company issued 404,726 shares of Common Stock upon the exercise of warrants to purchase 824,982 shares of Common Stock through cashless exercise provisions, and 267,548 shares of Common Stock upon the exercise of warrants for cash, providing gross proceeds to the Company of $520,724.

In the three months ended March 31, 2010, investors effected cashless exercises of warrants to purchase 143,793 shares which resulted in the issuance of 35,714 shares to the investors.

Stock Issued for Services

In the three months ended March 31, 2011, the Company issued 60,000 shares of Common Stock with a fair value of $173,000 to a vendor for investor relations services.  Expenses associated with this transaction were included in selling, general and administrative expenses in the three months ended March 31, 2011.

In January 2010, the Company issued 265,000 shares of its common stock with a fair value of approximately $466,000 to two vendors in consideration for various consulting services. The fair value of these common shares was charged to selling, general and administrative expenses. A total of 165,000 and 100,000 shares were issued under the 2003 Plan and 2008 Plan (see below), respectively.

On January 21, 2010, the Company issued 60,000 shares of its common stock with a fair value of approximately $113,000 as a charitable contribution which was charged to selling, general and administrative expense. The shares were issued in a transaction not involving any public offering pursuant to an exemption from registration under Section 4(2) of the Securities Act.

In January 2010, the Company issued 10,000 shares of its common stock under the 2008 Plan (see below) with a fair value of approximately $18,000 to a vendor in consideration for consulting services. The fair value of these common shares is charged to selling, general and administrative expenses.

(10) STOCK OPTION PLANS

In 1997, the Company adopted its 1997 Long-Term Incentive and Stock Option Plan (the “1997 Plan”). Pursuant to the 1997 Plan, the Company’s Board of Directors (or committees and/or executive officers delegated by the Board of Directors) may grant incentive and nonqualified stock options to the Company’s employees, officers, directors, consultants and advisors. As of March 31, 2011, there were options to purchase an aggregate of 20,000 shares of Common Stock outstanding under the 1997 Plan and no shares available for future grants under the 1997 Plan.

In connection with the Company’s strategic merger with ChoiceTel in 2002, the Company assumed all outstanding options under the 1999 Sontra Medical, Inc. Stock Option and Incentive Plan (the “1999 Plan”). The Company may not grant any additional options under the 1999 Plan. The Company assumed options to purchase an aggregate of 86,567 shares of Common Stock under the 1999 Plan. As of March 31, 2011, there were options to purchase an aggregate of 3,853 shares of Common Stock outstanding under the 1999 Plan and none available for future grants.

In March 2003, the Company’s shareholders approved its 2003 Stock Option and Incentive Plan (the “2003 Plan”). Pursuant to the 2003 Plan, the Company’s Board of Directors (or committees and/or executive officers delegated by the Board of Directors) may grant incentive and nonqualified stock options, restricted stock and other stock-based awards to the Company’s employees, officers, directors, consultants and advisors. As of March 31, 2011, the maximum aggregate number of shares that may be authorized for issuance under the 2003 Plan for all periods is 1,600,000. As of March 31, 2011, there were restricted shares of Common Stock and options to purchase an aggregate of 1,529,500 shares of Common Stock outstanding under the 2003 Plan and 57,500 shares available for future grants under the 2003 Plan.

On May 20, 2008, the Company’s shareholders approved the Echo Therapeutics, Inc. 2008 Equity Compensation Plan (the “2008 Plan”). The 2008 Plan provides for grants of incentive stock options to employees and nonqualified stock options and restricted stock to employees, consultants and non-employee directors of the Company. On July 12, 2010, the Company’s shareholders approved an amendment to the 2008 Plan to increase the maximum number of shares of Common Stock available under the Plan from two million seven hundred thousand (2,700,000) to four million seven hundred thousand (4,700,000). As of March 31, 2011, the number of shares authorized for issuance under the 2008 Plan was 4,700,000 shares. As of March 31, 2011, there were restricted shares of Common Stock and options to purchase an aggregate of 3,134,750 shares of Common Stock outstanding under the 2008 Plan and 1,565,250 shares available for future grants under the 2008 Plan.

Share-Based Compensation

For options and restricted stock issued and outstanding during the three months ended March 31, 2011 and 2010, the Company recorded additional paid-in capital and non-cash compensation expense of approximately $146,000 and $60,000, respectively.

The fair value of each option award is estimated on the date of grant using the Black-Scholes option pricing model that uses the assumptions noted in the following table. Expected volatilities are based on historical volatility of the Company’s Common Stock using historical periods consistent with the expected term of the options. The Company uses historical data, as well as subsequent events occurring prior to the issuance of the financial statements, to estimate option exercise and employee termination and forfeitures within the valuation model. The expected term of options granted under the Company’s stock plans is based on the average of the contractual term (generally 10 years) and the vesting period (generally 24 to 42 months).  The risk-free rate is based on the yield of a U.S. Treasury security with a term consistent with the option. Restricted stock grants are valued based on the closing market price for the Company’s Common Stock on the grant date.

The assumptions used principally for options granted to employees and members of the Company’s Board of Directors in the three months ended March 31, 2011 and 2010 were as follows:

	2011	2010
Risk-free interest rate	2.43 - 3.47%	3.62 — 3.71%
Expected dividend yield	—	—
Expected term (employee / director grants)	6.00 years	6.75 years
Forfeiture rate (excluding fully vested options)	0% - 15%	0% — 33%
Expected volatility	141% - 142%	148% — 151%

A summary of option activity under the Company’s stock plans and options granted to officers of the Company outside any plan as of March 31, 2011 and changes during the three months then ended is presented as follows:

Options	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2011	3,029,030	$0.87
Granted	600,000	2.56
Exercised	—	—
Forfeited or expired	(6,927)	13.64

Outstanding at March 31, 2011	3,622,103	$1.12	7.13 years	$10,782,325

Exercisable at March 31, 2011	2,934,585	$0.86	6.72 years	$9,567,929

The weighted-average grant-date fair value of options granted during the three months ended March 31, 2011 was $2.56 per share. Share-based compensation expense recognized in the three months ended March 31, 2011 was approximately $146,000 for options granted in the three months ended March 31, 2011. As of March 31, 2011, there was approximately $1,183,000 of total unrecognized compensation expense related to non-vested share-based option compensation arrangements. With the exception of the unrecognized share-based compensation related to certain restricted stock grants to officers and employees that contain performance conditions related to United States Food and Drug Administration (“FDA”) approval for Symphony or the sale of substantially all of the stock or assets of the Company (see below), unrecognized compensation is expected to be recognized over the next 12 months.

Restricted Stock Grants

During the three months ended March 31, 2011, the Company granted an aggregate of 615,000 restricted shares of Common Stock and stock options to purchase 600,000 shares of Common Stock to certain employees, officers and directors of the Company.  The grants were issued under the 2008 Equity Compensation Plan. The stock options had an exercise price equal to the market price on day of grant.  The grant date fair value of the restricted stock grants was approximately $2,116,000.

Restricted share grants above include 575,000 shares subject to the terms and conditions of the Restricted Stock Agreements and the shares will vest upon the first to occur of (i) FDA approval of Symphony; or (ii) the sale of all or substantially all of the assets of the Company or all or substantially all of the outstanding capital stock of the Company in exchange for Liquid Proceeds. For the purposes of the Restricted Share Grants, “Liquid Proceeds” means (a) cash; (b) securities which can be sold immediately on NYSE or NASDAQ; (c) securities which are or will be registered such that they can be sold immediately on NYSE or NASDAQ upon termination of a lock-up period not to exceed one hundred eighty (180) days; or (d) or a combination of cash and the foregoing securities. Compensation expense related to the restricted share grants will be recognized when the Company concludes that achievement of the performance vesting conditions is probable.  No compensation expense was recognized during the three months ended March 31, 2011. The fair value of these restricted stock grants was approximately $1,962,000.

As of March 31, 2011, the Company had outstanding restricted stock grants amounting to 3,651,094 shares at a weighted-average grant-date fair value of $1.68 per share. Of the outstanding vested restricted stock grants, 881,500 shares have not been registered under the Securities Act. A summary of the status of the Company’s non-vested restricted stock grants as of March 31, 2011, and changes during the three months ended March 31, 2011, is presented below:

Nonvested Shares	Shares	Weighted- Average Grant-Date Fair Value
Non-vested at January 1, 2011	1,629,594	$1.12
Granted	680,000	3.39
Vested	(65,000)	(1.49)
Forfeited	—	—
Non-vested at March 31, 2011	2,244,594	$1.76
Vested at March 31, 2011	1,406,500	$1.46

As of March 31, 2011, there was approximately $5,595,000 of total unrecognized compensation expense related to non-vested share-based restricted stock arrangements granted under the Company’s stock plans. As of March 31, 2011, the Company cannot estimate the timing of completion of performance vesting requirements included in these restricted stock grant arrangements and accordingly no compensation expense has been recorded.

(11) WARRANTS

At March 31, 2011, the Company had the following outstanding warrants:

	Number of Shares Exercisable	Exercise Price	Date of Expiration
Granted to investors and placement agent in private placement.	379,035	$1.28	6/15-7/16/2012
Granted to investors and placement agent in private placement.	180,000	$0.75	06/15/2012
Granted to financial investment advisor	6,000	$1.38	07/25/2012
Granted to financial advisor in connection with an acquisition	80,750	$1.75	09/14/2012
Granted to financial investment advisor	15,000	$1.30	02/11/2013
Granted to investors in private placement	733,412	$0.50	02/11/2013
Granted to investors in private placement	377,324	$1.50	03/24/2013
Granted to investors in private placement of preferred stock	121,663	$0.75	09/30/2013
Granted to investors in private placement of preferred stock	32,249	$1.00	09/30/2013
Granted to investors in private placement of preferred stock	198,333	$1.50	10/28/2013
Granted to investors in private placement of preferred stock	70,000	$0.75	10/31/2013
Granted to investors in private placement of preferred stock	640,000	$0.75	02/28/2014
Granted to vendor	50,000	$0.70	03/02/2012
Granted to vendor	60,000	$0.60	03/15/2014
Granted to investors in private placement	400,000	$1.59	06/30/2014
Granted to investors in private placement	1,566,839	$2.00	11/13/2014
Granted to investors in private placement	800,000	$1.60	11/13/2014
Granted to placement agent in private placement	256,906	$1.50	11/13/2014
Granted to vendor	50,000	$2.00	12/01/2012
Granted to investors in private placement	91,000	$2.00	12/03/2014
Granted to placement agent in private placement	45,000	$1.38	12/03/2014
Granted to investors in private placement	411,990	$2.25	02/09/2015
Granted to placement agents in private placement	128,899	$2.25	02/09/2015
Granted to investor in private placement	6,375	$2.25	03/18/2015
Granted to financial investment advisor	100,000	$1.50	02/10/2013
Granted to financial investment advisor	10,750	$2.00	03/03/2013
Granted to investors in private placement	187,500	$1.50	11/05/2012
Granted to investors in private placement	187,500	$2.50	11/05/2012
Granted to placement agent in private placement	5,000	$1.50	11/05/2012
Granted to placement agent in private placement	5,000	$2.50	11/05/2012
Granted to investors in private placement	35,000	$1.50	11/26/2012
Granted to investors in private placement	35,000	$2.50	11/26/2012
Granted for waiver of Series B Perpetual Redeemable Preferred Stock redemption	125,000	$1.50	12/08/2012
Granted for waiver of Series B Perpetual Redeemable Preferred Stock redemption	125,000	$2.50	12/08/2012
Granted to investors in private placement	612,500	$1.50	12/29/2012
Granted to investors in private placement	625,000	$2.50	12/29/2012
Granted to placement agent in private placement	30,000	$1.50	12/29/2012
Granted to placement agent in private placement	30,000	$2.50	12/29/2012
Granted to investors in private placement	308,250	$1.50	01/04/2013
Granted to investors in private placement	308,250	$2.50	01/04/2013
Granted to placement agent in private placement	18,125	$1.50	01/04/2013
Granted to placement agent in private placement	18,125	$2.50	01/04/2013
Granted to investors in private placement	255,000	$1.50	02/02/2013
Granted to investors in private placement	280,000	$2.50	02/02/2013
Granted to placement agent in private placement	1,250	$1.50	02/02/2013
Granted to placement agent in private placement	1,250	$2.50	02/02/2013
Granted to investors in private placement	1,753,000	$1.50	02/07/2013
Granted to investors in private placement	1,753,000	$2.50	02/07/2013

Total	13,510,275

Weighted average exercise price		$1.73
Weighted average duration in years			1.72 years

(12) LICENSING AND OTHER REVENUE

Ferndale License of Prelude™ SkinPrep System – On May 27, 2009, the Company entered into a License Agreement with Ferndale Pharma Group, Inc. (“Ferndale”) pursuant to which the Company granted Ferndale a license in North America and the United Kingdom to develop, assemble, use, market, sell and export Prelude for skin preparation prior to the application of a topical analgesic or anesthetic cream for local dermal anesthesia or analgesia prior to a needle insertion or IV procedure (the “Ferndale License”). The Ferndale License has a minimum term of 10 years from the date of the first commercial sale of Prelude product components in North America or the United Kingdom.

The Company received a licensing fee of $750,000 upon execution of the Ferndale License. The Company recognizes the upfront, nonrefundable payments as revenue on a straight-line basis over the contractual or estimated performance period. During the three months ended March 31, 2011, approximately $80,000 of the nonrefundable license revenue was recognized. During the three months ended March 31, 2010, the estimated date of performance under the Ferndale License was extended resulting in a reduction in Licensing revenue for the period of $9,000. As of March 31, 2011, approximately $161,000 of remaining deferred revenue is recognizable over the next 12 months and is shown as current deferred revenue.

Other Revenue — The Company has retained contract engineering services in connection with product development pursuant to the Ferndale License and the Company is reimbursed by Ferndale for the cost of product development engineering services. Other Revenue of approximately $108,000 relate to product development costs incurred during the three months ended March 31, 2011. There was no revenue related to product development costs incurred during the three months ended March 31, 2010. The expenses billed to the Company are included in Research and Development expenses in the Consolidated Statement of Operations. There was no markup on expenses from third party vendors.

Handok License of Symphony™ tCGM System – On June 15, 2009, the Company entered into a License Agreement with Handok Pharmaceuticals Co., Ltd. (“Handok”) pursuant to which the Company granted Handok a license to develop, use, market, sell and import Symphony for continuous glucose monitoring for use by medical facilities and/or individual consumers in South Korea (the “Handok License”). The Handok License has a minimum term of 10 years from the date of the first commercial sale of Symphony in South Korea.

The Company received a licensing fee of approximately $500,000 upon execution of the Handok License. The Company recognizes the upfront, nonrefundable payments as revenue on a straight-line basis over the contractual or estimated performance period. During the three months ended March 31, 2011 and 2010, approximately $41,000 and $23,000 of the nonrefundable license revenue was recognized, respectively.  Approximately $164,000 is recognizable over the next 12 months and is shown as current deferred revenue and approximately $41,000 is recognizable as revenue beyond the 12 month period and is classified as non-current.

(13) SUBSEQUENT EVENTS

In April 2011, the Company issued 40,000 shares of Common Stock with a fair value of approximately $166,000 to a vendor for business development services for a six month period. Expenses for this transaction will be recorded to selling, general and administrative expenses in 2011.

Subsequent to March 31, 2011 and through May 13, 2011, the Company issued 279,655 shares of Common Stock upon the exercise of warrants to purchase 464,554 shares of Common Stock through cashless exercise provisions, and 42,500 shares of Common Stock upon the exercise of warrants for cash, providing gross proceeds to the Company of $55,500.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion of our consolidated financial condition and results of operations should be read in conjunction with the financial statements and the related notes thereto included in the Company’s Form 10-K for the year ended December 31, 2010 and elsewhere in this Form 10-Q. The matters discussed herein contain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Section 27A of the Securities Act of 1933, as amended, which involve risks and uncertainties. All statements other than statements of historical information provided herein may be deemed to be forward-looking statements. Without limiting the foregoing, the words “believes”, “anticipates”, “plans”, “expects” and similar expressions are intended to identify forward-looking statements. The factors that could cause actual future results to differ materially from current expectations include, but are not limited to, risks related to regulatory approvals and the success of our ongoing studies, including the efficacy of Symphony and Prelude, the failure of future development and preliminary marketing efforts related to Symphony and Prelude, risks and uncertainties relating to our ability to develop, market and sell diagnostic products based on our skin permeation platform technologies, the availability of substantial additional equity or debt capital to support our research, development and product commercialization activities, the success of our research, development, and regulatory approval, marketing and distribution plans and strategies, including those plans and strategies related to Symphony and Prelude and those discussed in “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010 and elsewhere in this report and the risks discussed in our other filings with the SEC. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s analysis, judgment, belief or expectation only as of the date hereof. We undertake no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date hereof.

Organization

We are a medical device and specialty pharmaceutical company. We are developing the Symphony™ tCGM (transdermal continuous glucose monitoring) System as a non-invasive, wireless, transdermal continuous glucose monitoring system for use in hospital critical care units and for patients with diabetes.  In addition to using our needle-free Prelude™ SkinPrep System with our Symphony System, we are developing our Prelude System as a platform technology for enhanced skin permeation for the delivery of topical pharmaceuticals (including Lidocaine) as well as for other transdermal reformulations of widely-available specialty pharmaceutical products previously approved by the FDA.

Operating Plan

We have substantially completed our product development of our Prelude SkinPrep System for use prior to the topical application of 4% Lidocaine cream in connection with the Ferndale License.  We have commenced the manufacturing phase and product testing for Prelude through a contract manufacture and Ferndale is currently awaiting final determination of their 510(k) Application filed with the FDA. We have completed our principal research and advanced our product and clinical development of our Symphony System, including necessary product development for use of our proprietary Prelude System, and have engaged several product development, engineering, and contract manufacturing firms to assist us with all necessary efforts in connection with our plan to finalize product development and advance our regulatory approval process through the FDA. In prior years, we completed several clinical studies using Symphony in an acute care (hospital) environment, as well as in ambulatory settings for type 1 and type 2 diabetics and non-diabetics. In order to complete our product and clinical development programs, to obtain regulatory approval and to commercialize our Symphony System we will need to raise substantial additional financing.

Our specialty pharmaceuticals pipeline is based on our proprietary AzoneTS transdermal drug reformulation technology. We believe that, despite their commercial success in large, chronic markets, many FDA-approved products are candidates for our AzoneTS reformulation technology that is focused on improved and enhanced dermal penetration. Our lead product candidate is Durhalieve, an AzoneTS topical reformulation of triamcinolone acetonide. Durhalieve is covered by our New Drug Application (NDA) on file with the FDA for treatment of corticosteroid-responsive dermatoses. Presently, we plan to satisfy the FDA’s remaining manufacturing and clinical study requirements necessary to secure FDA approval of Durhalieve. In order to complete our product development program and to continue efforts to obtain regulatory approval for Durhalieve, we will need to raise substantial additional financing.

Research and Development

A significant portion of our research and development expenses includes salaries and benefits for personnel, outside product development, design and engineering firms and other contract service providers, as well as for the allocation of facilities costs.

Our product development efforts are principally concentrated on our Prelude System and our Symphony System that uses Prelude. While our medical device product development and clinical programs have made progress, limitations on financial resources in prior years have prevented us from advancing these programs in accordance with original timelines.  With the recent financings completed in the fourth quarter of 2010 and in 2011, we have increased our product and clinical development programs, manufacturing activities and regulatory planning for our Symphony System and are in the final stages of manufacturing validation for our Prelude System.

Due to limitations on financial resources in prior years, we were unable to advance and finalize our AzoneTS and Durhalieve product development programs as rapidly as we had originally anticipated. During the three months ended March 31, 2011, we have re-commenced our Azone and Durhalieve plans to meet all requirements by the FDA to obtain approval of this product candidate.  If we are unable to obtain sufficient funding necessary to complete our current planned development schedule for Durhalieve, then we may incur additional time and expenses to obtain approval for Durhalieve from the FDA and to commercialize Durhalieve. Should Durhalieve not receive FDA approval, then we may be required to write-off as an impairment charge all or a portion of the intangible assets acquired based on the specific facts and circumstances that will be evaluated at a future date.

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

On an ongoing basis, we evaluate our estimates and judgments for all assets and liabilities, including those related to stock-based compensation expense and, the fair value determined for stock purchase warrants classified as derivative liabilities. We base our estimates and judgments on historical experience, current economic and industry conditions and on various other factors that are believed to be reasonable under the circumstances. This forms the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. There have been no changes in our critical accounting policies and estimates as filed with the SEC on March 18, 2011.

We believe that full consideration has been given to all relevant circumstances that we may be subject to, and the consolidated financial statements accurately reflect our best estimate of the results of operations, financial position and cash flows for the periods presented.

Results of Operations

Comparison of the three months ended March 31, 2011 and 2010

Licensing Revenue — We signed two licensing agreements during fiscal year 2009, each with a minimum term of ten years, that required up-front non-refundable license payments by the licensees. The up-front non-refundable license payments received in cash totaled $1,250,000. We are recognizing the up-front, non-refundable payments as revenue on a straight-line basis over our contractual or estimated performance period. During 2010, we adjusted our amortization period for revenue recognition for each of our license arrangements to reflect estimated timing of regulatory approval (or clearance).  Accordingly, we determined that approximately $121,000 and $14,000 of the non-refundable license revenue was recognizable in the three months ended March 31, 2011 and 2010, respectively. Approximately $325,000 is recognizable over the next 12 months and is shown as current deferred revenue and approximately $41,000 is recognizable as revenue beyond the 12 month period and is classified as non-current.

Other Revenue — We retained contract engineering services in connection with our product development for one of our licensees and such costs are reimbursed and recorded as other revenue.  The significant amount of contract engineering services for this licensee occurred in 2009. Other revenue of approximately $108,000 and none related to such services were recognized and received from our licensee during the three months ended March 31, 2011 and 2010, respectively. The costs from the contract engineering services are included in research and development expenses on the Statements of Operations. There was no markup on the contract engineering services recorded as other revenue.

Research and Development Expenses — Research and development expenses decreased by approximately $247,000 to approximately $866,000 for the three months ended March 31, 2011 from approximately $1,113,000 for the three months ended March 31, 2010. Research and development expenses decreased primarily as a result of reduced engineering and design expenses incurred with outside contractors relating to the Prelude SkinPrep System. These related costs for services from outside product development and design contractors decreased by approximately $320,000 for the three months ended March 31, 2011 compared with the three months ended March 31, 2010.  Our research and development employee costs (payroll and benefits) remained approximately the same as new employee cost increases were offset by reallocation of certain payroll costs between operations and administrative expenses. Recruiting costs increased approximately $105,000 over the three months ended March 31, 2010, reflecting the costs to hire two senior management positions. The legal costs in the three months ended March 31, 2011 increased by approximately $12,000 compared with the same period in 2010 due to increases in additional domestic and international patent filings. Our facility costs allocated to research and development were reduced by approximately $11,000 in the three months ended March 31, 2011 compared to the three months ended March 31, 2010 due to various costs savings including reduced lease costs in March 2011 as a result of entering into a facilities lease extension. Amortization of a long-term service contract decreased approximately $30,000 in the three months ended March 31, 2011 as a result of the end of the contract term in 2010. Other research and development costs decreased approximately $3,000 in 2011 compared with 2010.

 Research and development expenses amounted to approximately 49% and 47% of total operating expenses during both of the three months ended March 31, 2011 and 2010, respectively, and included product development and regulatory consulting expenses for Prelude and Symphony. Product development and clinical expenses included in research and development expenses for each of the three months ended March 31, 2011 and 2010 represented approximately 99% and 1%, respectively, of research and development expense.

Selling, General and Administrative Expenses — Selling, general and administrative expenses decreased by approximately $359,000 to approximately $919,000 for the three months ended March 31, 2011 from approximately $1,278,000 for the three months ended March 31, 2010. The primary decreases between 2011 and 2010 in selling, general and administrative expenses included approximately $113,000 and $523,000 for non-cash charitable contributions, and cash and non-cash investor relations expenses, respectively.  The overall decrease in selling, general and administrative expenses were offset by increases between 2011 and 2010 of approximately $86,000 in share-based compensation, $23,000 in legal fees related to public company requirements, $95,000 in salaries and employee benefits, $53,000 in travel costs and $30,000 in technology promotion costs.

Selling, general and administrative expenses represented 51% and 53% of total operating expenses during both of the three months ended March 31, 2011 and 2010, respectively. We are not engaged in selling activities and, accordingly, general and administrative expenses relate principally to salaries and benefits for our executive, financial and administrative staff, public company reporting costs, investor relations, legal, accounting and media costs, capital-raising costs, and costs for general operations.

Interest Income — Interest income was approximately $2,000 and $1,000 for the three months ended March 31, 2011 and 2010, respectively.

Interest Expense — Interest expense was approximately $13,000 for the three months ended March 31, 2011, compared to interest expense of approximately $1,000 for the three months ended March 31, 2010, an increase of approximately $12,000. The increase relates to non-cash interest expense for short-term notes.

During the three months ended March 31, 2011, all short-term debt was either repaid or converted into equity. A short-term note in the amount of $100,000 was partially converted into 25,000 shares of Common Stock in connection with the November 2010 Financing during January 2011. The balance of $75,000 was paid in cash in January 2011.  The short-term note of $1,000,000 (plus accrued interest) was converted into Series D Convertible Preferred Stock during January 2011.

Gain (Loss) on Extinguishment of Debt —  In January, 2011, we issued 5,000 shares of Common Stock  with a fair value of $10,500 to complete a short-term note extension  This was treated as interest and was amortized to interest expense. The note holder converted $25,000 of principle into Common Stock as part of our November 2010 offering prior to the due date of the note. We recognized a loss on extinguishment of debt in the amount of approximately $1,500.  In March 2010, Burnham Hill Partners, LLC (“BHP”) agreed that we do not owe BHP any fees pursuant to any and all previous agreements between BHP and us. Accordingly, a Fee of $200,000 was waived, and we recorded a gain on extinguishment of financing fee payable of $200,000 in 2010.

Derivative Gain (Loss) — At March 31, 2011 and December 31, 2010, we had outstanding warrants to purchase 13,510,275 and 10,336,292 shares, respectively, of our Common Stock. Included in these warrants are outstanding warrants to purchase 1,013,099 and 1,356,289 shares, respectively, that are considered to be derivative instruments since the agreements contain “down round” provisions whereby the number of shares covered by the warrants is subject to change in the event of certain dilutive stock issuances. The fair value of these derivative instruments at March 31, 2011 and December 31, 2010 was approximately $3,321,000 and $1,545,000, respectively, and is included in derivative warrant liability, a current liability. Changes in fair value of the derivative financial instruments are recognized currently in the Consolidated Statement of Operations as a derivative gain (loss). The primary underlying risk exposure pertaining to the warrants is the change in fair value of the underlying Common Stock. The Derivative loss on warrants subject to “down round” provisions for the three months ended March 31, 2011 was approximately $3,030,000. The Derivative gain on warrants subject to “down round” provisions for the three months ended March 31, 2010 amounted to approximately $296,000. During the three months ended March 31, 2011, warrants to purchase 365,193 shares of Common Stock were exercised with anti-dilution provisions, which resulted in a reclassification from derivative warrant liability to additional paid-in capital in the amount of approximately $1,254,000.  During the three months ended March 31, 2010, warrants to purchase 143,793 shares of Common Stock were exercised, with anti-dilution provisions, which resulted in a reclassification to additional paid-in capital in the amount of approximately $200,000.

Net Loss — As a result of the factors described above, we had a net loss of approximately $4,597,000 for the three months ended March 31, 2011 compared to approximately $1,882,000 for the three months ended March 31, 2010.

Liquidity and Capital Resources

We have financed our operations since inception primarily through private sales of our Common Stock and preferred stock, the issuance of convertible promissory notes, unsecured and secured promissory notes, up-front non-refundable payments received under license agreements and cash received in connection with exercises of Common Stock purchase options and warrants. As of March 31, 2011, we had approximately $4,995,000 of cash and cash equivalents, with no other short term investments.

Net cash used in operating activities was approximately $1,229,000 for the three months ended March 31, 2011. The use of cash in operating activities was primarily attributable to the net loss of approximately $4,597,000, offset by non-cash expenses of approximately $5,000 for depreciation and amortization, $146,000 for share-based compensation expense, $214,000 for the fair value of stock, warrants and options issued for services, and $12,000 in non-cash interest expense relating to short-term promissory notes.  Included in net loss are a non-cash derivative loss of approximately $3,030,000 and a non-cash loss on extinguishment of debt of approximately $2,000.  A decrease in accounts payable, accrued expenses and other liabilities and deferred revenue relating to license agreements reduced cash available for operations by approximately $113,000, $106,000 and $121,000, respectively.  A decrease in accounts receivable, net of an increase in prepaid expenses provided approximately $14,000 of cash. A decrease in stock subscriptions receivable provided approximately $285,000 of cash.

Net cash provided by investing activities was approximately $163,000 for the three months ended March 31, 2011. Cash of approximately $266,000 was provided due to a decrease in restricted cash in escrow at December 31, 2010 related to a January 2011 finance closing. Cash was used to purchase approximately $102,000 in office equipment and advances for manufacturing equipment.

Net cash provided by financing activities was approximately $4,719,000 for the three months ended March 31, 2011. The cash was primarily attributable to proceeds from the net sale of Common Stock and warrants of approximately $795,000, net proceeds of approximately $2,479,000 from the sale of convertible preferred stock, $1,000,000 from the issuance of short term promissory note that was converted to Series D Stock and proceeds of approximately $521,000 from the exercise of Common Stock warrants.  We used $75,000 to pay off a short-term promissory note. Principal payments on capitalized lease obligations used less than $500 during 2011.

At March 31, 2011, we had outstanding warrants to purchase 13,510,275 shares of Common Stock at exercise prices ranging from $0.50 to $2.50.

As of May 6, 2011, we had cash and cash equivalents of approximately $4,113,000.

November 2010 Common Stock and Warrant Financing — In November 2010, we initiated the November Financing of up to 120 Units or partial Units at a price per Unit of $25,000.Each Unit consisted of (i) 25,000 shares of Common Stock, $0.01 par value, (ii) Series-1 Warrants to purchase 12,500 shares of Common Stock with an exercise price of $1.50 per share, and (iii) Series-2 Warrants to purchase 12,500 shares of Common Stock with an exercise price of $2.50 per share.

Through December 31, 2010, we had entered into subscription agreements with certain strategic institutional and accredited investors in connection with the November Financing for a total of 68.8 units.  We received gross proceeds from these subscriptions in the amount of $1,720,000.   Included in this amount, we received proceeds of $100,000 in the form of extinguishment of a Promissory Note issued by us on September 28, 2010.  Additionally, we received a commitment for an additional 11.4 units in which the proceeds of $285,000 were not received as of December 31, 2010.  This is treated as stock subscription receivable as of December 31, 2010.  The proceeds of $285,000 were received in January and February 2011.

As of December 31, 2010, we issued an aggregate of 1,720,000 shares of Common Stock and issued 860,000 Series-1 Warrants and 860,000 Series-2 Warrants. These warrants are immediately exercisable and expire two years after issuance.

During the three months ended March 31, 2011, we entered into additional subscription agreements with investors for a total of 35.66 units (not including the 11.4 units above).  We received proceeds from these subscriptions in the amount of $891,500, which included proceeds of $25,000 in the form of extinguishment of a 2010 Short-term Note.  Pursuant to these subscriptions, including the subscription receivable, we issued an aggregate of 607,625 Series-1 Warrants and 607,625 Series-2 Warrants to the investors and placement agents.

8% Senior Promissory Note — On January 5, 2011, we issued an 8% Senior Promissory Note (the “8% Note”) to Platinum Montaur Life Sciences, LLC in the amount of $1,000,000.  The outstanding principal balance of this Note, together with all accrued and unpaid interest, was due and payable in full on February 1, 2011 and was later extended to February 8, 2011 by agreement of the parties.

Series D Convertible Preferred Stock Purchase — On February 8, 2011 we entered into the Series D Agreement with investors in connection with the issuance of Series D Stock at a price per share of $1.00. For every $100,000 face value of Series D Stock purchased, each investor was issued (i) 50,000 Series D-1 warrants, and (ii) 50,000 Series D-2 Warrants.

On February 8, 2011, there was a closing in connection with the Series D Agreement and we received proceeds of $3,506,000 for the purchase of 3,506,000 shares of Series D Stock. We received payment of a portion of the proceeds in the form of the extinguishment of the 8% Note, including principal and interest accrued through February 8, 2011, in the amount of $1,006,000.  We issued an aggregate of 1,753,000 Series D-1 Warrants and 1,753,000 Series D-2 Warrants to the Series D Investors pursuant to the Series D Agreement.

On February 8, 2011, we recorded a deemed dividend on the beneficial conversion equal to the incremental fair value resulting from the reduction in the conversion price, or approximately $1,975,000.The deemed dividend is included in the Consolidated Statement of Operations in arriving at Net Loss Applicable to Common Stock.

In accordance with (i) the Certificate of Designation, Rights and Preferences of the Series B Stock and (ii) a letter agreement dated January 19, 2010 between us and the Series B Holder, we were obligated to use 25% of the gross proceeds from the Series D Financing to redeem Series B Stock. On February 4, 2011, we entered into the Letter with the Series B Holder pursuant to which the Series B Holder waived the redemption of shares of the Series B Stock triggered by the Series D Financing.

We continue to aggressively pursue additional financing from existing relationships (prior shareholders, investors and lenders) and from new investors through placement agents and investment bankers to support operations, including our product and clinical development programs. During the three months ended March, 31, 2011, we raised approximately $4,273,000 in cash (net of expenses) from our Common Stock and warrant offerings and through a new series of Series D Stock.  In addition during that period, we received cash in the amount of approximately $521,000 as a result of Common Stock warrant exercises.

We have demonstrated the ability to manage our costs aggressively and increase our operating efficiencies while advancing our medical device product development and clinical programs.  During the three months ended March 31, 2011, we managed the extent of our medical device product development, clinical and operating costs while pursuing necessary funding. In order to advance our product and clinical development programs, establish contract manufacturing and support our Licensee (Ferndale) for the manufacture of Prelude, pursue FDA approval for Symphony and support our operating activities, we expect our monthly operating costs associated with salaries and benefits, regulatory and public company consulting, contract engineering and manufacturing, legal and other working capital costs to increase. In the past, we have relied primarily on raising equity capital in order to meet our operating budget and to achieve our business objectives, and we plan to continue that practice in the future. Although we have been successful in the past with raising sufficient capital, we will continue to vigorously pursue additional financing as necessary to meet our business objectives; however, there can be no guarantee that additional capital will be available in sufficient amounts on terms favorable to us, if at all.

The economic conditions during 2010 and continuing in 2011, including the tightening of available funding in the financial markets, had a significant impact on the extent of advancement on our product development and clinical programs in accordance with our original projected level of operations. Although we have recently raised sufficient capital, we believe that uncertainties in the financial markets may occur in the future, resulting in fund raising challenges for emerging medical device and pharmaceutical companies. The extent of our future product and clinical development programs and regulatory activities may be dependent on available additional funding from investors. Without sufficient funding for our programs, our plan to obtain regulatory approval for Symphony and Durhalieve may be delayed.

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

During three months ended March 31, 2011 and 2010, we have not redeemed any warrants. During the three months ended March 31, 2011, we issued 404,726 shares of Common Stock upon the exercise of warrants to purchase 824,892 shares through cashless exercise provisions, and 267,548 were exercised for cash, providing gross proceeds to us of approximately $521,000. During the three months ended March 31, 2010, Common Stock warrants to purchase 143,793 shares were exercised through a cashless exercise provision and no shares were exercised for cash.  Subsequent to March 31, 2011 and through May 13, 2011, we issued 279,655 shares of Common Stock upon the exercise of warrants to purchase 464,554 shares of Common Stock through cashless exercise provisions, and 42,500 shares of Common Stock upon the exercise of warrants for cash, providing gross proceeds to us of approximately $56,000.

Facilities, Property and Equipment — We conduct our operations in leased facilities in Franklin, Massachusetts and have agreed to a lease through March 2014. Our property and equipment does not include manufacturing machinery and is limited to laboratory testing equipment, office furniture and computer systems (network hardware, software and employee desk top systems).   Effective as of May 2, 2011, we commenced a lease for approximately 5,400 square feet of corporate office space in a single facility located in Philadelphia, Pennsylvania. The lease expires on April 30, 2014. Except for the purchase (possibly through capital lease financing) of tooling, molds and dies in connection with product development and manufacturing of Symphony and Prelude and, office furniture and equipment for the corporate office in Philadelphia, we do not anticipate any significant purchases or sales of property and equipment during the next 12 months.

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

PART II—OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the three months ended March 31, 2011, the Company issued 60,000 shares of Common Stock with a fair value of 173,000 to a vendor for investor relations services. The shares were issued in a transaction not involving any public offering pursuant to an exemption from registration under Section 4(2) of the Securities Act.

During the three months ended March 31, 2011, the Company granted an aggregate of 615,000 restricted shares of Common Stock and stock options to purchase 600,000 shares of Common Stock to certain employees, officers and directors of the Company.  The grants were issued under the 2008 Equity Compensation Plan. The stock options had an exercise price equal to the market price on day of grant and the grant date fair value of the restricted stock grants was approximately $2,116,000.

In January 2011, the Company issued 5,000 shares of Common Stock with a fair value of $10,500 to the holder of a short-term promissory note in consideration for the extension of the maturity date of such note.  The shares were issued in a transaction not involving any public offering pursuant to an exemption from registration under Section 4(2) of the Securities Act.

Item 6. Exhibits.

The Exhibits listed in the Exhibit Index immediately preceding such Exhibits are filed with or incorporated by reference in this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ECHO THERAPEUTICS, INC.

Date: May 13, 2011
	By:	/s/ Patrick T. Mooney, M.D.
Patrick T. Mooney, M.D.
Chief Executive Officer and Chairman of the Board

	By:	/s/ Harry G. Mitchell, CPA
Harry G. Mitchell, CPA
Chief Operating Officer, Chief Financial Officer and Treasurer

EXHIBIT INDEX

Exhibit No.	Item.
3.1
Certificate of Designation, Rights and Preferences of Series D Preferred Stock is incorporated herein by reference to Exhibit 99.1 of the Registrant’s Current Report on Form 8-K dated February 8, 2011.

10.1
Subscription Agreement by and among the Company and the Investors named therein, dated as of November 4, 2010, is incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K dated November 10, 2010.

10.2	Form of Series-1 Common Stock Purchase Warrant is incorporated herein by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K dated November 10, 2010.

10.3
8% Senior Promissory Note issued by the Company to Platinum-Montaur Life Sciences, LLC on January 5, 2011 is incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K dated January 5, 2011.

10.4
Term Sheet for Series D Convertible Preferred Stock and Warrants by and between the Company and Platinum-Montaur Life Sciences, LLC dated as of January 5, 2011 is incorporated herein by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K dated January 5, 2011.

10.5
Series D Convertible Preferred Stock Purchase Agreement by and among the Company and the Investors named therein dated as of February 7, 2011 is incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K dated February 8, 2011.

10.6	Form of Series-1 Common Stock Purchase Warrant is incorporated herein by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K dated February 8, 2011.

10.7
Office Lease by and between the Company and 8 Penn Center Owner, L.P., dated as of March 9, 2011 is incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010

31.1	Certification of the Chief Executive Officer and Chairman of the Board pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Operating Officer, Chief Financial Officer and Treasurer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer and Chairman of the Board pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Operating Officer, Chief Financial Officer and Treasurer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.