Form 10-Q
period 2011-06-30
Echo Therapeutics, Inc.
filed 2011-08-12
CIK 1031927

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
________________

FORM 10-Q
________________

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011.

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to __________.

Commission File Number: 000-23017
________________

ECHO THERAPEUTICS, INC.
(Exact name of registrant as specified in its charter)
________________

Delaware	41-1649949
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

8 Penn Center 1628 JFK Blvd, Suite 300 Philadelphia, PA	19103
(Address of principal executive offices)	(Zip code)

(215) 717-4100
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

As of August 10, 2011, 34,248,796 shares of the registrant’s Common Stock. $0.01 par value, were issued and outstanding.

ECHO THERAPEUTICS, INC.
Quarterly Report on Form 10-Q
for the Quarter Ended June 30, 2011

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Echo Therapeutics, Inc.
Consolidated Balance Sheets

	As of
	June 30, 2011	December 31, 2010
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$3,199,661	$1,342,044
Restricted cash	393,750	-
Accounts receivable	37,065	141,488
Stock subscriptions receivable	-	285,000
Prepaid expenses and other current assets	278,807	195,205
Total current assets	3,909,283	1,963,737

Property and Equipment, at cost:
Computer equipment	267,118	265,862
Office and laboratory equipment (including assets under capitalized leases)	614,392	626,823
Furniture and fixtures	136,602	17,019
Manufacturing equipment	189,131	129,320
Leasehold improvements	177,768	177,768
	1,385,011	1,216,792
Less-Accumulated depreciation and amortization	(1,104,781)	(1,168,758)
Net property and equipment (including assets under capitalized leases)	280,230	48,034

Other Assets:
Restricted cash	9,749	275,249
Intangible assets, net of accumulated amortization	9,625,000	9,625,000
Deposits and other assets	10,816	250
Total other assets	9,645,565	9,900,499
Total assets	$13,835,078	$11,912,270

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$430,289	$605,634
Deferred revenue	244,724	405,454
Current portion of notes payable and capital lease obligation, net of discounts	2,177	102,071
Derivative warrant liability	2,526,177	1,544,996
Accrued expenses and other liabilities	667,886	463,475
Total current liabilities	3,871,253	3,121,630
Notes payable and capital lease obligation, net of current portion	5,061	6,176
Deferred revenue, net of current portion	-	82,180
Total liabilities	3,876,314	3,209,986

Commitments

Stockholders’ Equity:
Perpetual Redeemable Preferred Stock:
Series B, $0.01 par value, authorized 40,000 shares, issued and outstanding 163.7182 and 154.3940 shares at June 30, 2011 and December 31, 2010, respectively (preference in liquidation of $1,637,181 at June 30, 2011)	2	2
Convertible Preferred Stock:
Series C, $0.01 par value, authorized 10,000 shares, issued and outstanding 4,918.1 at June 30, 2011 and December 31, 2010	49	49
Series D, $0.01 par value, authorized 3,600,000 shares, issued and outstanding 3,506,000 shares at June 30, 2011 (preference in liquidation of $3,506,000 at June 30, 2011)	35,060	-
Common Stock, $0.01 par value, authorized 100,000,000 shares, issued and outstanding 33,979,590 and 31,126,245 shares at June 30, 2011 and December 31, 2010, respectively	339,798	311,264
Additional paid-in capital	87,661,226	79,646,385
Common stock subscribed for but not paid for or issued, 285,000 shares at December 31, 2010	-	285,000
Accumulated deficit	(78,077,371)	(71,540,416)
Total stockholders’ equity	9,958,764	8,702,284
Total liabilities and stockholders’ equity	$13,835,078	$11,912,270

The accompanying notes are an integral part of these consolidated financial statements.

Echo Therapeutics, Inc.
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Licensing revenue	$121,455	$167,599	$242,910	$181,571
Other revenue	37,065	96,520	145,152	96,520
Total revenues	158,520	264,119	388,062	278,091

Operating Expenses:
Research and development	996,149	564,616	1,862,099	1,678,101
Selling, general and administrative	978,150	610,875	1,900,265	1,888,498
Total operating expenses	1,974,299	1,175,491	3,762,364	3,566,599

Loss from operations	(1,815,779)	(911,372)	(3,374,302)	(3,288,508)

Other Income (Expense):
Interest income	1,210	481	3,289	1,172
Interest expense	(604)	(618)	(13,354)	(1,707)
Gain (loss) on extinguishment of debt/payables	-	-	(1,514)	200,000
Gain (loss) on disposals of assets	(2,531)	-	834	-
Derivative warrant liability gain (loss)	(122,011)	375,948	(3,151,908)	671,936
Other income (expense), net	(123,936)	375,811	(3,162,653)	871,401

Net loss	(1,939,715)	(535,561)	(6,536,955)	(2,417,107)

Deemed dividend on beneficial conversion feature of Series D Convertible Preferred Stock	-	-	(1,975,211)	-

Accretion of dividends on Convertible Perpetual Redeemable Preferred Stock	(47,558)	(28,815)	(93,242)	(56,674)

Net loss applicable to common shareholders	$(1,987,273)	$(564,376)	$(8,605,408)	$(2,473,781)

Net loss per common share, basic and diluted	$(0.06)	$(0.02)	$(0.26)	$(0.09)

Basic and diluted weighted average common shares outstanding	33,911,459	29,071,377	33,277,823	28,659,312

The accompanying notes are an integral part of these consolidated financial statements.

Echo Therapeutics, Inc.
Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,
	2011	2010
Cash Flows From Operating Activities:
Net loss	$(6,536,955)	$(2,417,107)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	14,200	73,583
Share-based compensation	286,508	99,412
Fair value of common stock issued for charitable contributions	-	113,400
Fair value of common stock and warrants issued for services	380,763	901,393
Fair value of options issued for services	-	46,109
Derivative warrant liability loss (gain)	3,151,908	(671,936)
Non-cash gain on extinguishment of financial advisor fee payable	-	(200,000)
Non-cash loss on extinguishment of debt	1,514	-
Non-cash interest expense	12,159	-
Non-cash loss on disposal of assets	2,731	-
Changes in assets and liabilities:
Accounts receivable	104,423	65,421
Stock subscriptions receivable	285,000	-
Prepaid expenses and other current assets	(83,602)	(95,621)
Accounts payable	(175,345)	(490,707)
Deferred revenue	(242,910)	(181,571)
Accrued expenses and other liabilities	207,238	(100,356)
Deposits and other assets	(10,566)	2,000
Net cash used in operating activities	(2,602,934)	(2,855,980)

Cash Flows from Investing Activities:
Purchases of property and equipment	(249,127)	(3,057)
Increase in restricted cash	(128,250)	-
Net cash (used in) investing activities	(377,377)	(3,057)

Cash Flows From Financing Activities:
Proceeds from the exercise of warrants	576,224	-
Proceeds from issuance of common stock and warrants, net of expenses	794,761	2,311,157
Principal payments for capital lease obligations	(1,009)	(914)
Proceeds from issuance of Series D Convertible Preferred Stock, net of expenses	2,478,702	-
Proceeds from bridge notes	1,000,000	-
Repayment of bridge notes	(75,000)	-
Proceeds from exercise of stock options, net of forfeitures	64,250	-
Net cash provided by financing activities	4,837,928	2,310,243

Net increase (decrease) in cash and cash equivalents	1,857,617	(548,794)
Cash and cash equivalents, beginning of period	1,342,044	1,166,858
Cash and cash equivalents, end of period	$3,199,661	$618,064

The accompanying notes are an integral part of these consolidated financial statements.

Echo Therapeutics, Inc.
Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,
	2011	2010
Supplemental Disclosure of Cash Flow Information and Non Cash Financing Transactions:

Cash paid for interest	$1,196	$1,707
Accretion of dividend on Series B Perpetual Redeemable Preferred Stock	$93,242	$56,674
Deemed dividend on beneficial conversion feature of Series D Convertible Preferred Stock	$1,975,211	$-
Issuance of common stock in settlement of short term note	$25,000	$-
Conversion of notes payable and accrued interest into Series D Convertible Preferred Stock	$1,006,000	$-
Reclassification of derivative warrant liability to additional paid-in capital	$2,170,727	$200,357
Fair value of warrants issued for investor relations services	$173,000	$-
Fair value of common stock issued for short-term note extension	$10,500	$-
Fair value of warrants issued to financial advisors as financing costs	$41,363	$217,141
Cancellation of restricted Common Stock	$5,250	$-

See also Restricted Stock section in Note 10 for fair value of restricted stock grants.

The accompanying notes are an integral part of these consolidated financial statements.

Echo Therapeutics, Inc.
Notes To Consolidated Financial Statements
Quarter Ended June 30, 2011 (Unaudited)

(1)	ORGANIZATION AND BASIS OF PRESENTATION

Echo Therapeutics, Inc. (the “Company”) is a transdermal medical device company with expertise in advanced skin permeation technology that is primarily focused on continuous glucose monitoring and needle-free drug delivery.  Echo is developing its Prelude™ SkinPrep System (“Prelude”) as a platform technology to allow for significantly enhanced and painless skin permeation that will enable two important applications:

•	analyte extraction, with the Symphony™ tCGM System (“Symphony”) for needle-free, continuous glucose monitoring in hospital patients and diabetics as the first application; and

•	needle-free drug delivery, with the topical delivery of lidocaine as the first application.

Additional applications for painless, needle-free delivery of drugs are planned.

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Sontra Medical, Inc., a Delaware corporation. All significant intercompany balances and transactions have been eliminated in consolidation.

The accompanying unaudited consolidated financial statements have been prepared in conformity with generally accepted accounting principles (“GAAP”) in the United States consistent with those applied in, and should be read in conjunction with, the Company’s audited financial statements and related footnotes for the year ended December 31, 2010 included in the Company’s Annual Report on Form 10-K as filed with the United States Securities and Exchange Commission (“SEC”) on March 18, 2011. The unaudited consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the Company’s financial position as of June 30, 2011 and its results of operations and cash flows for the interim periods presented and are not necessarily indicative of results for subsequent interim periods or for the full year. The interim financial statements do not include all of the information and footnotes required by GAAP for complete financial statements and allowed by the relevant SEC rules and regulations; however, the Company believes that its disclosures are adequate to ensure that the information presented is not misleading.

Certain amounts in prior periods have been reclassified to conform to current presentation.

The accompanying consolidated financial statements have been prepared on a basis assuming that the Company is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As of June 30, 2011, the Company had cash of approximately $3,199,000, working capital of approximately $38,000 and an accumulated deficit of approximately $78,077,000. We will require additional capital to fund our product development, research, manufacturing and clinical programs in accordance with our current projected level of operations. The Company has funded its operations in the past primarily through debt and equity issuances. Management will continue to pursue additional financing to fund its operations. Although management believes that it will be successful in securing additional financing, no assurances can be given as to the success of these plans or that such capital will be available to the Company in sufficient amounts to meet its operating cash needs or on terms acceptable to the Company. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

(2)	CASH AND CASH EQUIVALENTS

As of June 30, 2011, the Company held approximately $3.2 million in cash and cash equivalents. From time to time, the Company may have cash balances in excess of insurance limits. The Company has never experienced any previous losses related to these balances.  All of the Company’s non-interest bearing cash balances were fully insured at June 30, 2011 due to a temporary federal program in effect from December 31, 2010 through December 31, 2012.  The Company’s cash equivalents include money market funds and certificates of deposit. Under the program, there is no limit on the amount of insurance for eligible accounts.  Beginning 2013, insurance coverage will revert to $250,000 per depositor at each financial institution, and non-interest bearing cash balances may again exceed federally insured limits.

Echo Therapeutics, Inc.
Notes To Consolidated Financial Statements
Quarter Ended June 30, 2011 (Unaudited) – Continued

(3)	INTANGIBLE ASSETS

The Company’s intangible assets are related to the acquisition of assets from Durham Pharmaceuticals Ltd. in 2007 and are summarized as follows:

	June 30, 2011				December 31, 2010
	Estimated Life	Cost	Accumulated Amortization	Net	Net
Contract related intangible asset:
Cato Research discounted contract	3 years	$355,000	$355,000	$—	$—
Technology related intangible assets:
Patent for the AzoneTS-based product candidates and formulation	8 years	1,305,000	—	1,305,000	1,305,000
Drug Master Files containing formulation, clinical and safety documentation used by the FDA	8 years	1,500,000	—	1,500,000	1,500,000
Two in-process Durhalieve-related pharmaceutical products	8 years	6,820,000	—	6,820,000	6,820,000
Total technology related intangible assets		9,625,000	—	9,625,000	9,625,000
Intangible assets, net		$9,980,000	$355,000	$9,625,000	$9,625,000

Intangible assets related to technology are expected to be amortized on a straight-line basis over the period ending 2018, when the underlying patents expire, and will commence upon revenue generation which the Company estimates to occur in 2013.  The contract related intangible asset was amortized over a 3 year period that ended in 2010. Amortization expense relating to the contract was $30,000 and $59,000 for the three and six months ended June 30, 2010, respectively, and is included in research and development in the Consolidated Statement of Operations.

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

Future minimum lease payments for the next 5 years under these operating leases at June 30, 2011 are approximately as follows:

For the period ending December 31,	Franklin	Philadelphia	Total
2011	$72,000	$74,000	$146,000
2012	144,000	152,000	296,000
2013	144,000	157,000	301,000
2014	36,000	53,000	89,000
2015	-	-	-
Total	$396,000	$436,000	$832,000

The Company’s facilities lease expense was approximately $53,000 and $43,000 for the three months ended June 30, 2011 and 2010, respectively, and $86,000 and $94,000 for the six months ended June 30, 2011 and 2010, respectively.

Echo Therapeutics, Inc.
Notes To Consolidated Financial Statements
Quarter Ended June 30, 2011 (Unaudited) – Continued

(5)	NOTES PAYABLE AND CAPITAL LEASE OBLIGATION

Notes payable and capital lease obligation at June 30, 2011 and December 31, 2010 consisted of the following:

	June 30, 2011	December 31, 2010
Short-term notes	$—	$100,000
Capital lease obligation	7,238	8,247
Total notes payable and capital lease obligation	7,238	108,247
Less current portion of notes payable and capital lease obligation, net of discounts	(2,177)	(102,071)
Notes payable and capital lease obligation, net of current portion	$5,061	$6,176

Short-term Notes — In September 2010, the Company issued $250,000 of short-term notes, maturing in 90 days.  In lieu of interest, the note holders were issued 2,000 unregistered shares of the Company’s Common Stock, $0.01 par value ("Common Stock"), for every $10,000 of principal loaned. A total of 50,000 shares with a fair value of $48,500 were issued in September 2010 pursuant to these short-term notes. The fair value of the stock was amortized over the 90-day term. One short-term note in the amount of $100,000 was extended for one month on December 23, 2010 in exchange for 5,000 shares of Common Stock issued in January 2011 with a fair value of $10,500. In January, 2011, the Company repaid $75,000 in cash on the extended note and the remaining $25,000 was used to purchase Common Stock and warrants to purchase Common Stock (see Note 9). Interest expense on the extended note during the six months ended June 30, 2011 was approximately $6,200.

See also Note 8 regarding the 8% Senior Promissory Note issued on January 5, 2011 and extinguished on February 8, 2011 in connection with the Series D Convertible Preferred Stock financing.

Capital Lease Obligation — In 2009, the Company entered into a five year lease of an office copier. The value of the equipment capitalized was approximately $11,000. The lease payments of $234 per month, payable in arrears, reflect a 10% interest rate. Accumulated depreciation on the leased copier as of June 30, 2011 was approximately $4,000. During the three months ended June 30, 2011 and 2010, interest expense related to the capital lease obligation was approximately $200 and $250, respectively.  During the six months ended June 30, 2011 and 2010, interest expense related to the capital lease obligation was approximately $400 and $500, respectively.

(6)	DERIVATIVE FINANCIAL INSTRUMENTS

Derivative financial instruments are recognized as a liability on the Consolidated Balance Sheet and measured at their current fair value.

At June 30, 2011 and December 31, 2010, the Company had outstanding warrants to purchase 13,003,221 and 10,336,292 shares of its Common Stock, respectively. Included in these outstanding warrants at June 30, 2011 are warrants to purchase 775,599 shares that are considered to be derivative financial instruments, because the warrant agreements contain “down round” provisions whereby the number of shares covered by the warrants is subject to change in the event of certain future dilutive stock issuances. The fair value of these derivative instruments at June 30, 2011 was approximately $2,526,000 and is included in the Derivative Warrant Liability, a current liability, on the Consolidated Balance Sheet. Changes in the fair value of the derivative financial instruments are recognized in the Consolidated Statement of Operations as a Derivative Warrant Gain or Loss. The Derivative Warrant Loss for the three and six months ended June 30, 2011 was approximately $122,000 and $3,152,000, respectively. The Derivative Warrant Gain for the three and six months ended June 30, 2010 was approximately $376,000 and $672,000, respectively.

The primary underlying risk exposure pertaining to the warrants is the change in fair value of the underlying Common Stock for each reporting period. For the six months ended June 30, 2011, holders exercised warrants with “down round” provisions to purchase 602,693 shares which resulted in a reclassification of $2,171,000 from the Derivative Warrant Liability to Additional Paid-in Capital.

Echo Therapeutics, Inc.
Notes To Consolidated Financial Statements
Quarter Ended June 30, 2011 (Unaudited) – Continued

(7)	FAIR VALUES OF ASSETS AND LIABILITIES

The Company groups its financial assets and liabilities generally measured at fair value in three levels, based on the markets in which the assets and liabilities are traded and the reliability of the assumptions used to determine fair value, as follows:

Level 1:
Valuation is based on quoted prices in active markets for identical assets or liabilities. Level 1 assets and liabilities generally include debt and equity securities that are traded in an active exchange market. Valuations are obtained from readily available pricing sources for market transactions involving identical assets or liabilities.

Level 2:
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

Level 3:
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

The Company uses valuation methods such as the Black-Scholes option pricing model, and assumptions in estimating fair value for the warrants considered to be derivative instruments including, among other factors, the fair value of the underlying stock, risk-free interest rate, volatility, expected life and dividend rates.

Assets and liabilities measured at fair value on a recurring basis are summarized below:

	June 30, 2011				December 31, 2010
	Level 1	Level 2	Level 3	Fair Value	Level 1	Level 2	Level 3	Fair Value
Liabilities:
Derivative warrant liability	$—	$2,526,177	$—	$2,526,177	$—	$1,544,996	$—	$1,544,996

The Company may also be required, from time to time, to measure certain other financial assets at fair value on a nonrecurring basis. These adjustments to fair value usually result from application of lower-of-cost-or-market accounting or write-downs of individual assets. During the three and six months ended June 30, 2011 and 2010 there were no such other adjustments.

(8)	PREFERRED STOCK

The Company is authorized to issue up to 40,000,000 shares of preferred stock with such rights, preferences and privileges as are determined by the Board of Directors.

Series B Perpetual Redeemable Preferred Stock

The Company has authorized 40,000 shares of non-convertible, redeemable Series B Perpetual Preferred Stock (the “Series B Stock”), of which 163.7182 and 154.3940 shares were issued and outstanding as of June 30, 2011 and December 31, 2010, respectively.

The Company accrued and satisfied approximately $48,000 and $29,000 of dividends by issuing 4.7558 and 2.8815 shares of Series B Stock during the three months ended June 30, 2011 and 2010, respectively.  The Company accrued and satisfied approximately $93,000 and $57,000 of dividends by issuing 9.3242 and 5.6674 shares of Series B Stock during the six months ended June 30, 2011 and 2010, respectively.  These dividends are included in the Consolidated Statements of Operations in arriving at Net Loss Applicable to Common Shareholders.

Series C Convertible Preferred Stock

The Company has authorized 10,000 shares of Series C Preferred Stock (the “Series C Stock”), of which 4,918.1 shares were issued and outstanding as of June 30, 2011 and December 31, 2010.

Echo Therapeutics, Inc.
Notes To Consolidated Financial Statements
Quarter Ended June 30, 2011 (Unaudited) – Continued

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

On February 8, 2011 there was a closing in connection with the Series D Agreement and the Company received cash proceeds of $2,500,000 for the purchase of 2,500,000 shares of Series D Stock. The Company issued 1,006,000 shares of Series D Stock in exchange for the extinguishment of an 8% Senior Promissory Note issued by the Company on January 5, 2011 in the principal amount of $1,000,000, plus interest accrued through February 1, 2011 in the amount of $6,000.

The Company issued an aggregate of 1,753,000 Series D-1 Warrants and 1,753,000 Series D-2 Warrants to the Series D Investors pursuant to the Series D Agreement.  The Series D Warrants are immediately exercisable and expire on February 7, 2013; however, if the Series D Warrants are not exercised in full by February 7, 2013 by virtue of the application of a beneficial ownership “blocker”, then the term of the Series D Warrants shall be extended for thirty (30) days past the date on which the beneficial ownership blocker is no longer applicable. An exercise under the Series D Warrants may not result in the holder beneficially owning more than 4.99% or 9.99%, as applicable, of all of the Common Stock outstanding at the time; provided, however, that a holder may waive the foregoing provision upon 61 days’ advance written notice to the Company.  The exercise price of these warrants is subject to adjustment for stock splits, business combinations or similar events.

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

In connection with issuance of Series D Stock, the conversion feature of Series D Stock was considered beneficial, or “in the money”, at issuance due to a conversion rate that allows the investor to obtain the Common Stock at below market price. The Company recorded a deemed dividend on the beneficial conversion feature equal to the incremental fair value resulting from the reduction in the conversion rate of $1,975,211. This deemed dividend is included in the Consolidated Statement of Operations for the six months ended June 30, 2011 in arriving at Net Loss Applicable to Common Shareholders.

In accordance with (i) the Certificate of Designation, Rights and Preferences of the Series B Stock (the “Series B Certificate”) and (ii) a letter agreement dated January 19, 2010 between the Company and the sole holder of the Series B Stock (the “Series B Holder”), the Company was obligated to use 25% of the gross proceeds from the Series D Financing to redeem Series B Stock. On February 4, 2011, the Company entered into a letter agreement (the “Letter”) with the Series B Holder pursuant to which the Series B Holder waived the redemption of shares of the Series B Stock triggered by the Series D Financing.

(9)	COMMON STOCK

The Company has authorized 100,000,000 shares of Common Stock of which 33,979,590 and 31,126,245 shares were issued and outstanding as of June 30, 2011 and December 31, 2010, respectively.

November 2010 Common Stock and Warrant Financing

In November 2010, the Company initiated a private placement (the “November 2010 Financing”) of up to 120 units (each, a “Unit” and together, the “Units”) or partial Units at a price per Unit of $25,000.  Each Unit consisted of (i) 25,000 shares of Common Stock, (ii) Series-1 warrants to purchase 12,500 shares of Common Stock with an exercise price of $1.50 per share (the “Series-1 Warrants”), and (iii) Series-2 warrants to purchase 12,500 shares of Common Stock with an exercise price of $2.50 per share (the “Series-2 Warrants”).

Echo Therapeutics, Inc.
Notes To Consolidated Financial Statements
Quarter Ended June 30, 2011 (Unaudited) – Continued

Through December 31, 2010, the Company had entered into subscription agreements with certain strategic institutional and accredited investors in connection with the November 2010 Financing for a total of 68.8 Units.  The Company received gross proceeds from these subscriptions in the amount of $1,720,000.  Included in this amount, the Company received proceeds of $100,000 in the form of extinguishment of a promissory note issued by the Company on September 28, 2010.  Additionally, the Company had received a commitment for an additional 11.4 Units for which the expected proceeds of $285,000 had not been received as of December 31, 2010.  This was recorded as Stock Subscriptions Receivable in the December 31, 2010 Consolidated Balance Sheet.  The corresponding proceeds of $285,000 were received in January and February 2011.

As of December 31, 2010, the Company issued an aggregate of 1,720,000 shares of Common Stock and issued an aggregate of 860,000 Series-1 Warrants and 860,000 Series-2 Warrants. These warrants are immediately exercisable and expire two years after issuance. The exercise price is subject to adjustment for stock splits, combinations or similar events.  An exercise under these warrants may not result in the holder beneficially owning more than 4.99% or 9.99%, as applicable, of all of the Common Stock outstanding at the time; provided, however, that a holder may waive the foregoing provision upon 61 days’ advance written notice to the Company.

During the six months ended June 30, 2011, the Company entered into additional subscription agreements with certain strategic institutional and accredited investors in connection with the November 2010 Financing for a total of 35.66 Units.  The Company received gross proceeds from these 2011 subscriptions in the amount of $891,500 which included proceeds of $25,000 in the form of extinguishment of a 2010 short-term note issued by the Company on September 24, 2010 (see Note 5). Financing costs related to these issuances amounted to approximately $72,000.

Pursuant to these November 2010 Financing subscription agreements that occurred in 2011, including the subscription receivable, the Company issued an aggregate of 607,625 Series-1 Warrants and 607,625 Series-2 Warrants to the investors and placement agents.

In connection with the November 2010 Financing, the Company entered into agreements with two placement agents (each, an “Agent” and collectively, the “Agents”) pursuant to which the Company agreed to pay each Agent for its services as follows: (a) a cash fee equal to 7% of the gross cash proceeds received by the Company in connection with the November 2010 Financing from investors introduced by the Agent; and (b) warrants to acquire a number of shares of Common Stock equal to 10% of the securities sold to investors introduced by the Agent.  The warrants are identical to those issued to the investors in the November 2010 Financing, except that they include a cashless exercise provision.  One Agent received an up-front cash fee of $10,000 for financial advisory services and received a cash fee equal to 7% of the gross cash proceeds in excess of $150,000 received by the Company in connection with the November 2010 Financing from investors introduced by the Agent.  During the six months ended June 30, 2011, the cash fee paid to the Agents amounted to approximately $30,000.  In connection with the November 2010 Financing, the Company issued the Agents warrants to purchase 19,375 shares of Common Stock at an exercise price of $1.50 per share and warrants to purchase 19,375 shares of Common Stock at an exercise price of $2.50 per share, with a combined fair value of approximately $41,000 which was recorded as non-cash stock issuance cost.

Stock Issued for Services

During the six months ended June 30, 2011, the Company issued 60,000 shares of Common Stock with a fair value of $173,000 to a vendor for investor relations services.  Expenses associated with this transaction were included in Selling, General and Administrative Expenses in the Consolidated Statements of Operations.

During the six months ended June 30, 2011, the Company issued 40,000 shares of Common Stock with a fair value of $166,000 to a vendor for business development services.  The Company recorded $69,000 of Selling, General and Administrative Expense related to this issue in the Consolidated Statements of Operations for the three and six months ended June 30, 2011.  Approximately $97,000 of unrecognized expense remains to be recognized related to this arrangement.

(10)	STOCK OPTION AND EQUITY COMPENSATION PLANS

In 1997, the Company adopted a Long-Term Incentive and Stock Option Plan (the “1997 Plan”). Pursuant to the 1997 Plan, the Company’s Board of Directors (or its committees and/or executive officers delegated by the Board of Directors) may grant incentive and nonqualified stock options to the Company’s employees, officers, directors, consultants and advisors. As of June 30, 2011, there were options to purchase an aggregate of 20,000 shares of Common Stock outstanding under the 1997 Plan and none available for future grants.

Echo Therapeutics, Inc.
Notes To Consolidated Financial Statements
Quarter Ended June 30, 2011 (Unaudited) – Continued

In connection with the Company’s strategic merger with ChoiceTel in 2002, the Company assumed all outstanding options under the 1999 Sontra Medical, Inc. Stock Option and Incentive Plan (the “1999 Plan”). The Company assumed options to purchase an aggregate of 86,567 shares of Common Stock under the 1999 Plan. As of June 30, 2011, there were options to purchase an aggregate of 3,853 shares of Common Stock outstanding under the 1999 Plan and none available for future grants.

In March 2003, the Company’s shareholders approved its 2003 Stock Option and Incentive Plan (the “2003 Plan”). Pursuant to the 2003 Plan, the Company’s Board of Directors (or its committees and/or executive officers delegated by the Board of Directors) may grant incentive and nonqualified stock options, restricted stock, and other stock-based awards to the Company’s employees, officers, directors, consultants and advisors. As of June 30, 2011, the maximum aggregate number of shares that may be authorized for issuance under the 2003 Plan for all periods is 1,600,000 shares. As of June 30, 2011, there were restricted shares of Common Stock and options to purchase an aggregate of 1,379,500 shares of Common Stock outstanding under the 2003 Plan and 132,500 shares available for future grants.

In May 2008, the Company’s shareholders approved the 2008 Equity Compensation Plan (the “2008 Plan”). The 2008 Plan provides for grants of incentive stock options to employees and nonqualified stock options and restricted stock to employees, consultants and non-employee directors of the Company. In July 2010, the Company’s shareholders approved an amendment to the 2008 Plan to increase the maximum number of shares of Common Stock available under the Plan by 2,000,000 shares to 4,700,000 shares. As of June 30, 2011, there were restricted shares of Common Stock and options to purchase an aggregate of 2,966,416 shares of Common Stock outstanding under the 2008 Plan and 1,700,250 shares available for future grants.

Share-Based Compensation

For stock options and restricted stock issued and outstanding during the six months ended June 30, 2011 and 2010, the Company recorded additional paid-in capital and non-cash compensation expense of approximately $287,000 and $99,000, respectively.

The fair value of each stock option award is estimated on the date of grant using the Black-Scholes option pricing model with certain assumptions noted below. Expected volatilities are based on historical volatility of the Common Stock using historical periods consistent with the expected term of the options. The Company uses historical data, as well as subsequent events occurring prior to the issuance of the financial statements, to estimate option exercise and employee termination and forfeitures within the valuation model. The expected term of stock options granted under the Company’s stock plans is based on the average of the contractual term (generally 10 years) and the vesting period (generally 24 to 42 months).  The risk-free rate is based on the yield of a U.S. Treasury security with a term consistent with the option. Restricted stock grants are valued based on the closing market price for the Common Stock on the grant date.

The assumptions used principally for stock options granted to employees and members of the Company’s Board of Directors in the six months ended June 30, 2011 and 2010 were as follows:

	2011	2010
Risk-free interest rate	2.43% — 3.47%	2.97% — 3.71%
Expected dividend yield	—	—
Expected term (employee / director grants)	6.00 — 6.50 years	6.75 years
Forfeiture rate (excluding fully vested stock options)	0% — 15%	0% — 37%
Expected volatility	140% — 142%	145% — 151%

Echo Therapeutics, Inc.
Notes To Consolidated Financial Statements
Quarter Ended June 30, 2011 (Unaudited) – Continued

A summary of stock option activity under the Company’s stock plans and stock options granted to officers of the Company outside any plan as of and for the six months ended June 30, 2011 is as follows:

Stock Options	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2011	3,029,030	$0.87
Granted	915,000	3.08
Exercised	(608,334)	0.86
Forfeited or expired	(173,593)	3.34
Outstanding at June 30, 2011	3,162,103	$1.38	7.12 years	$13,469,635
Exercisable at June 30, 2011	2,413,766	$0.85	6.51 years	$8,115,510

The weighted-average grant-date fair value of stock options granted during the six months ended June 30, 2011 was $3.08 per share. Share-based compensation expense recognized in the six months ended June 30, 2011 was approximately $287,000 for options granted in the six months ended June 30, 2011. As of June 30, 2011, there was approximately $2,063,000 of total unrecognized compensation expense related to non-vested share-based option compensation arrangements. With the exception of the unrecognized share-based compensation related to certain restricted stock grants to officers and employees that contain performance conditions related to United States Food and Drug Administration (“FDA”) approval for Symphony or the sale of substantially all of the stock or assets of the Company (see Restricted Stock section below), unrecognized compensation is expected to be recognized over the next 12 months.

Restricted Stock

During the six months ended June 30, 2011, the Company granted an aggregate of 615,000 restricted shares of Common Stock to certain employees, officers and directors of the Company.  The grants were issued pursuant to the 2008 Plan.  The grant date fair value of these restricted stock grants was approximately $2,116,000.

These restricted share grants are subject to the terms and conditions of the Restricted Stock Agreements and the shares will vest upon the first to occur of (i) FDA approval of Symphony; or (ii) the sale of all or substantially all of the assets of the Company or all or substantially all of the outstanding capital stock of the Company in exchange for Liquid Proceeds. For the purposes of the Restricted Share Grants, “Liquid Proceeds” means (a) cash; (b) securities which can be sold immediately on NYSE or NASDAQ; (c) securities which are or will be registered such that they can be sold immediately on NYSE or NASDAQ upon termination of a lock-up period not to exceed one hundred eighty (180) days; or (d) a combination of cash and the foregoing securities. Compensation expense related to the restricted share grants will be recognized when the Company concludes that achievement of the performance vesting conditions is probable.  No compensation expense was recognized during the six months ended June 30, 2011.

As of June 30, 2011, the Company had outstanding restricted stock grants amounting to 2,601,094 shares at a weighted-average grant-date fair value of $1.70 per share. Of the outstanding vested restricted stock grants, 881,500 shares have not been registered under the Securities Act. A summary of the Company’s restricted stock activity as of and for the six months ended June 30, 2011, is as follows:

Restricted Stock	Shares	Weighted- Average Grant-Date Fair Value
Nonvested at January 1, 2011	1,629,594	$1.12
Granted	680,000	3.39
Vested	(65,000)	(1.49)
Forfeited	(525,000)	(1.57)
Nonvested at June 30, 2011	1,719,594	$1.82

As of June 30, 2011, there was approximately $3,489,000 of total unrecognized compensation expense related to non-vested share-based restricted stock arrangements granted pursuant to the Company’s equity compensation plans. As of June 30, 2011, the Company cannot estimate the timing of completion of performance vesting requirements included in these restricted stock grant arrangements and accordingly no compensation expense has been recorded.

Echo Therapeutics, Inc.
Notes To Consolidated Financial Statements
Quarter Ended June 30, 2011 (Unaudited) – Continued

(11)	WARRANTS

At June 30, 2011, the Company had the following outstanding warrants:

	Number of Shares Exercisable	Exercise Price	Date of Expiration
Granted to investors and placement agent in private placement	341,535	$1.28	6/15-7/16/2012
Granted to investors and placement agent in private placement	180,000	$0.75	6/15/2012
Granted to financial investment advisor	6,000	$1.38	7/25/2012
Granted to financial advisor in connection with an acquisition	80,750	$1.75	9/14/2012
Granted to financial investment advisor	15,000	$1.30	2/11/2013
Granted to investors in private placement	733,412	$0.50	2/11/2013
Granted to investors in private placement	177,324	$1.50	3/24/2013
Granted to investors in private placement of preferred stock	121,663	$0.75	9/30/2013
Granted to investors in private placement of preferred stock	32,249	$1.00	9/30/2013
Granted to investors in private placement of preferred stock	198,333	$1.50	10/28/2013
Granted to investors in private placement of preferred stock	70,000	$0.75	10/31/2013
Granted to investors in private placement of preferred stock	640,000	$0.75	2/28/2014
Granted to vendor	50,000	$0.70	3/2/2012
Granted to vendor	60,000	$0.60	3/15/2014
Granted to investors in private placement	400,000	$1.59	6/30/2014
Granted to investors in private placement	1,368,000	$2.00	11/13/2014
Granted to investors in private placement	800,000	$1.60	11/13/2014
Granted to placement agent in private placement	256,906	$1.50	11/13/2014
Granted to vendor	50,000	$2.00	12/1/2012
Granted to investors in private placement	63,000	$2.00	12/3/2014
Granted to placement agent in private placement	45,000	$1.38	12/3/2014
Granted to investors in private placement	374,658	$2.25	2/9/2015
Granted to placement agents in private placement	128,899	$2.25	2/9/2015
Granted to investor in private placement	6,375	$2.25	3/18/2015
Granted to financial investment advisor	100,000	$1.50	2/10/2013
Granted to financial investment advisor	10,367	$2.00	3/3/2013
Granted to investors in private placement	187,500	$1.50	11/5/2012
Granted to investors in private placement	187,500	$2.50	11/5/2012
Granted to placement agent in private placement	5,000	$1.50	11/5/2012
Granted to placement agent in private placement	5,000	$2.50	11/5/2012
Granted to investors in private placement	35,000	$1.50	11/26/2012
Granted to investors in private placement	35,000	$2.50	11/26/2012
Granted for waiver of Series B Perpetual Redeemable Preferred Stock redemption	125,000	$1.50	12/8/2012
Granted for waiver of Series B Perpetual Redeemable Preferred Stock redemption	125,000	$2.50	12/8/2012
Granted to investors in private placement	607,500	$1.50	12/29/2012
Granted to investors in private placement	625,000	$2.50	12/29/2012
Granted to placement agent in private placement	30,000	$1.50	12/29/2012
Granted to placement agent in private placement	30,000	$2.50	12/29/2012
Granted to investors in private placement	308,250	$1.50	1/4/2013
Granted to investors in private placement	308,250	$2.50	1/4/2013
Granted to placement agent in private placement	18,125	$1.50	1/4/2013
Granted to placement agent in private placement	18,125	$2.50	1/4/2013
Granted to investors in private placement	255,000	$1.50	2/3/2013
Granted to investors in private placement	280,000	$2.50	2/3/2013
Granted to placement agent in private placement	1,250	$1.50	2/3/2013
Granted to placement agent in private placement	1,250	$2.50	2/3/2013
Granted to investors in private placement	1,753,000	$1.50	2/8/2013
Granted to investors in private placement	1,753,000	$2.50	2/8/2013
Total	13,003,221
Weighted average exercise price		$1.73
Weighted average time to expiration in years			1.52 years

Echo Therapeutics, Inc.
Notes To Consolidated Financial Statements
Quarter Ended June 30, 2011 (Unaudited) – Continued

Exercise of Common Stock Warrants

During the six months ended June 30, 2011, the Company issued 684,381 shares of Common Stock upon the exercise of warrants to purchase 1,289,446 shares of Common Stock through cashless exercise provisions, and 310,048 shares of Common Stock upon the exercise of warrants for cash, providing gross proceeds to the Company of $577,029.  During the six months ended June 30, 2010, investors effected cashless exercises of warrants to purchase 143,793 shares which resulted in the issuance of 35,714 shares to the investors.

During the quarter ended June 30, 2011, the Company contacted certain holders of the Series-1 and Series-2 Warrants to encourage them to exercise their warrants voluntarily by reducing the exercise price on the Series-2 Warrants from $2.50 to $2.00 per share, provided they elected to simultaneously exercise an equal number of Series-1 and Series-2 Warrants on or before July 1, 2011. Warrants to purchase an aggregate of 225,000 shares of Common Stock across the Series 1 and Series 2 warrants were exercised under this arrangement on or before June 30, 2011. Cash proceeds of $393,750 from these transactions were reflected in Restricted Cash on the Consolidated Balance Sheet as of June 30, 2011 due to customary closing requirements contemplated in the offer that were not fully satisfied until July 1, 2011.

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

The Company received a licensing fee of $750,000 upon execution of the Ferndale License. The Company recognizes the upfront, nonrefundable payments as revenue on a straight-line basis over the contractual or estimated performance period. During the six months ended June 30, 2011 and 2010, approximately $161,000 and $109,000, respectively, of the nonrefundable license revenue was recognized. As of June 30, 2011, approximately $80,000 of remaining deferred revenue is recognizable over the next 12 months and is shown in Deferred Revenue amongst current liabilities on the Consolidated Balance Sheet.

Other Revenue — The Company has retained contract engineering services in connection with product development pursuant to the Ferndale License and the Company is reimbursed by Ferndale for the cost of product development engineering services. Other Revenue of approximately $37,000 and $97,000 related to product development costs incurred was earned during the three months ended June 30, 2011 and 2010, respectively. There was Other Revenue of $145,000 and $97,000 related to product development costs incurred during the six months ended June 30, 2011 and 2010, respectively. The expenses billed to the Company are included in Research and Development expenses in the Consolidated Statement of Operations. There was no markup on expenses from third party vendors.

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

The Company received a licensing fee of approximately $500,000 upon execution of the Handok License. The Company recognizes the upfront, nonrefundable payments as revenue on a straight-line basis over the contractual or estimated performance period. During the six months ended June 30, 2011 and 2010, approximately $82,000 and $73,000 of the nonrefundable license revenue was recognized, respectively.  As of June 30, 2011, approximately $165,000 of remaining deferred revenue is recognizable over the next 12 months and is shown as Deferred Revenue amongst current liabilities on the Consolidated Balance Sheet.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion of our financial condition and results of operations should be read in conjunction with the financial statements and the related notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 and elsewhere in this report. The matters discussed herein contain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Section 27A of the Securities Act of 1933, as amended, which involve risks and uncertainties. All statements other than statements of historical information provided herein may be deemed to be forward-looking statements. Without limiting the foregoing, the words “believes”, “anticipates”, “plans”, “expects” and similar expressions are intended to identify forward-looking statements. The factors that could cause actual future results to differ materially from current expectations include, but are not limited to, risks related to regulatory approvals and the success of our ongoing studies, including the safety and efficacy of Symphony and Prelude, the failure of future development and preliminary marketing efforts related to Symphony and Prelude, risks and uncertainties relating to our ability to develop, market and sell diagnostic products based on our skin permeation platform technologies, the availability of substantial additional equity or debt capital to support our research, development and product commercialization activities, the success of our research, development, and regulatory approval, marketing and distribution plans and strategies, including those plans and strategies related to Symphony and Prelude and those discussed in “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010 and elsewhere in this report and the risks discussed in our other filings with the SEC. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s analysis, judgment, belief or expectation only as of the date hereof. We undertake no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date hereof.

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

Operating Plan

We have substantially completed our product development of our Prelude SkinPrep System for use prior to the topical application of 4% Lidocaine cream covered under a license with Ferndale Pharma Group.  We have commenced the manufacturing phase and product testing for Prelude through a contract manufacturer and Ferndale is currently awaiting final determination of their 510(k) application filed with the FDA. We have completed our principal research and advanced the product and clinical development of our Symphony System, including necessary product development for use of our proprietary Prelude System, and have engaged several product development, engineering, and contract manufacturing firms to assist us with all necessary efforts in connection with our plan to finalize product development and advance our regulatory approval process through the FDA. In prior years, we completed several clinical studies using Symphony in an acute care (hospital) environment, as well as in ambulatory settings for type 1 and type 2 diabetics and non-diabetics. In order to complete our product and clinical development programs, to obtain regulatory approval and to commercialize our Symphony System we will need to raise substantial additional financing.

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

Research and Development

Our research and development expenses include salaries and benefits for personnel, outside product development, design and engineering firms and other contract service providers, as well an allocation for our facilities costs.

Our product development efforts are principally concentrated on Prelude and our Symphony + CGM System that uses Prelude. While our medical device product development and clinical programs have made progress, limitations on financial resources in prior years have prevented us from advancing these programs in accordance with original timelines.  With the recent financings completed in the fourth quarter of 2010 and in 2011, we have increased our product and clinical development efforts, manufacturing activities and regulatory planning for Symphony and are in the final stages of manufacturing validation for our Prelude.

Due to limitations on financial resources in prior years, we were unable to advance and finalize our AzoneTS and Durhalieve product development programs as rapidly as we had originally anticipated. We have recently re-commenced our plans to meet all requirements by the FDA to obtain approval of Durhalieve.  If we are unable to obtain sufficient funding necessary to complete our current planned development schedule for Durhalieve, then we may incur additional time and expenses to obtain approval for Durhalieve from the FDA and to commercialize Durhalieve. Should Durhalieve not receive FDA approval, then we may be required to write-off all or a portion of the intangible assets acquired based on the specific facts and circumstances that will be evaluated at a future date.

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

On an ongoing basis, we evaluate our estimates and judgments for all assets and liabilities, including those related to stock-based compensation expense and the fair value of stock purchase warrants classified as derivative liabilities. We base our estimates and judgments on historical experience, current economic and industry conditions and on various other factors that are believed to be reasonable under the circumstances. This forms the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. There have been no changes in our critical accounting policies and estimates as filed with the SEC on March 18, 2011.

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

We typically receive upfront, nonrefundable payments for the licensing of our intellectual property upon the signing of a license agreement. We believe that these payments generally are not separable from the payments we receive for providing research and development services because the license does not have stand-alone value from the research and development services we provide under these agreements. Accordingly, we account for these elements as one unit of accounting and recognize upfront, nonrefundable payments as revenue on a straight-line basis over its contractual or estimated performance period. Revenue from the reimbursement of research and development efforts is recognized as the services are performed based on proportional performance adjusted from time to time for any delays or acceleration in the development of the product. We estimate the performance period based on the contractual requirements of its collaboration agreements. At each reporting period, we evaluate whether events warrant a change in the estimated performance period.

Other Revenue includes amounts earned and billed under the license and collaboration agreements for reimbursement for research and development costs for contract engineering services. For the services rendered, principally third-party contract engineering services, the revenue recognized approximates the costs associated with the services.

Results of Operations

Comparison of the Three Months ended June 30, 2011 and 2010

Licensing Revenue — We signed two licensing agreements during fiscal year 2009, each with a minimum term of ten years, that required non-refundable license payments by the licensees. The non-refundable license payments received in cash totaled $1,250,000. We are recognizing the non-refundable payments as revenue on a straight-line basis over our contractual or estimated performance period. During 2010, we adjusted our amortization period for revenue recognition for each of our license arrangements to reflect a revision in the estimated timing of regulatory approval (or clearance).  Accordingly, we determined that approximately $121,000 and $168,000 of the non-refundable license revenue was recognizable in the three months ended June 30, 2011 and 2010, respectively.

Other Revenue — We retained contract engineering services in connection with our product development for one of our licensees and such costs are reimbursed and recorded as other revenue.  A large portion of these contract engineering services occurred in 2009. Other revenue of approximately $37,000 and $97,000 related to such services were recognized and received from our licensee during the three months ended June 30, 2011 and 2010, respectively. The costs from the contract engineering services are included in research and development expenses on the Statements of Operations. There was no markup on the contract engineering services recorded as other revenue.

Research and Development Expenses — Research and development expenses increased by approximately $431,000 to approximately $996,000 for the three months ended June 30, 2011 from approximately $565,000 for the three months ended June 30, 2010. Research and development expenses increased primarily as a result of increased engineering and design expenses incurred with outside contractors and personnel relating to the Prelude SkinPrep System and the Symphony + CGM System.

 Research and development expenses amounted to approximately 50% and 48% of total operating expenses during both of the three months ended June 30, 2011 and 2010, respectively, and included product development and regulatory consulting expenses for Prelude and Symphony. Product development and clinical expenses included in research and development expenses for each of the three months ended June 30, 2011 represented approximately 99% and 1%, respectively, of research and development expense.

Selling, General and Administrative Expenses — Selling, general and administrative expenses increased by approximately $367,000 to approximately $978,000 for the three months ended June 30, 2011 from approximately $611,000 for the three months ended June 30, 2010. We have experienced increases in personnel costs, legal, and expenses related to the addition of the corporate office in Philadelphia.

Selling, general and administrative expenses represented 50% and 52% of total operating expenses during both of the three months ended June 30, 2011 and 2010, respectively. We are not engaged in selling activities and, accordingly, general and administrative expenses relate principally to salaries and benefits for our executive, financial and administrative staff, public company reporting costs, investor relations, legal, accounting and media costs, capital-raising costs, and facilities costs.

Interest Income — Interest income was approximately $1,000 and $500 for the three months ended June 30, 2011 and 2010, respectively.

Interest Expense — Interest expense was approximately $600 for the three months ended June 30, 2011 and 2010.

Gain (Loss) on Disposal of Assets — We recently disposed of certain office furniture and equipment, and we recorded a net loss of approximately $3,000 in the three months ended June 30, 2011.

Derivative Warrant Liability Gain (Loss) — Changes in the fair value of the derivative financial instruments are recognized in the Consolidated Statement of Operations as a derivative gain (loss). The primary underlying risk exposure pertaining to the warrants is the change in fair value of the underlying Common Stock. The derivative loss on warrants subject to “down round” provisions for the three months ended June 30, 2011 was approximately $122,000. The derivative gain on warrants subject to “down round” provisions for the three months ended June 30, 2010 amounted to approximately $376,000.  During the three months ended June 30, 2011, warrants with anti-dilution provisions were exercised to purchase 237,500 shares of Common Stock, which resulted in a $916,000 reclassification from derivative warrant liability to additional paid-in capital. During the three months ended June 30, 2010, no warrants with anti-dilution provisions to purchase shares of Common Stock were exercised.

Net Loss — As a result of the factors described above, we had a net loss of approximately $1,940,000 for the three months ended June 30, 2011 compared to approximately $536,000 for the three months ended June 30, 2010.

Comparison of the Six Months ended June 30, 2011 and 2010

Licensing Revenue — We signed two licensing agreements during fiscal year 2009, each with a minimum term of ten years, that required non-refundable license payments by the licensees. The non-refundable license payments received in cash totaled $1,250,000. We are recognizing the non-refundable payments as revenue on a straight-line basis over our contractual or estimated performance period. During 2010, we adjusted our amortization period for revenue recognition for each of our license arrangements to reflect a revision in the estimated timing of regulatory approval (or clearance).  Accordingly, we determined that approximately $243,000 and $182,000 of the non-refundable license revenue was recognizable in the six months ended June 30, 2011 and 2010, respectively. Approximately $245,000 is recognizable over the next 12 months and is shown as current deferred revenue.

Other Revenue — We retained contract engineering services in connection with our product development for one of our licensees and such costs are reimbursed and recorded as other revenue.  Other revenue of approximately $145,000 and $97,000 related to such services were recognized and received from our licensee during the six months ended June 30, 2011 and 2010, respectively. The costs from the contract engineering services are included in research and development expenses in the Consolidated Statements of Operations. There was no markup on the contract engineering services recorded as other revenue.

Research and Development Expenses — Research and development expenses increased by approximately $184,000 to approximately $1,862,000 for the six months ended June 30, 2011 from approximately $1,678,000 for the six months ended June 30, 2010. Research and development expenses increased primarily as a result of increased personnel costs for engineering and design contractors and intellectual property expenses relating to the Prelude SkinPrep System and the Symphony + CGM System.

Research and development expenses amounted to approximately 50% and 47% of total operating expenses during both of the six months ended June 30, 2011 and 2010, respectively, and included product development and regulatory consulting expenses for Prelude and Symphony. Product development and clinical expenses included in research and development expenses for each of the six months ended June 30, 2011 and 2010 represented approximately 99% and 1%, respectively, of research and development expense.

Selling, General and Administrative Expenses — Selling, general and administrative expenses increased by approximately $12,000 to approximately $1,900,000 for the six months ended June 30, 2011 from approximately $1,888,000 for the six months ended June 30, 2010.  We have experienced increases in personnel costs, legal, and expenses related to the addition of the corporate office in Philadelphia.

Selling, general and administrative expenses represented 50% and 53% of total operating expenses during both of the six months ended June 30, 2011 and 2010, respectively. We are not engaged in selling activities and, accordingly, general and administrative expenses relate principally to salaries and benefits for our executive, financial and administrative staff, public company reporting costs, investor relations, legal, accounting and media costs, capital-raising costs, and facilities costs.

Interest Income — Interest income was approximately $3,000 for the six months ended June 30, 2011 compared to approximately $1,000 for the six months ended June 30, 2010, respectively.

Interest Expense — Interest expense was approximately $13,000 for the six months ended June 30, 2011, compared to interest expense of approximately $2,000 for the six months ended June 30, 2010, an increase of approximately $11,000. The increase relates to non-cash interest expense incurred on a short-term note and a bridge financing note during 2011.

During the six months ended June 30, 2011, all short-term debt was either repaid or converted into equity.  A short-term note in the amount of $100,000 was partially converted into 25,000 shares of Common Stock in connection with the November 2010 Financing during January 2011. The balance of $75,000 was paid in cash in January 2011.  The bridge note of $1,000,000 (plus accrued interest) was converted into Series D Stock during January 2011.

Gain (Loss) on Extinguishment of Debt/Payables —  In January 2011 we issued 5,000 shares of Common Stock  with a fair value of $10,500 to complete a short-term note extension  This was treated as interest and was amortized to interest expense. The note holder converted $25,000 of principle into Common Stock as part of our November 2010 Financing prior to the due date of the note. We recognized a loss on extinguishment of debt in the amount of approximately $1,500.  In March 2010, Burnham Hill Partners, LLC (“BHP”) agreed that we do not owe BHP any fees pursuant to any and all previous agreements between BHP and us. Accordingly, a fee of $200,000 was waived, and we recorded a gain on extinguishment of financing fee payable of $200,000 in 2010.

Gain (Loss) on Disposal of Assets — We disposed of certain office furniture and equipment at a loss, which was entirely offset by a gain from insurance proceeds on certain other damaged office furniture and equipment, resulting in a net gain of approximately $1,000 in the six months ended June 30, 2011.

Derivative Warrant Liability Gain (Loss) — At June 30, 2011 and December 31, 2010, we had outstanding warrants to purchase 13,003,221 and 10,336,292 shares, respectively, of our Common Stock. Included in these warrants are outstanding warrants to purchase 775,599 and 1,356,289 shares, respectively, that are considered to be derivative instruments since the agreements contain “down round” provisions whereby the number of shares covered by the warrants is subject to change in the event of certain dilutive stock issuances. The fair value of these derivative instruments at June 30, 2011 and December 31, 2010 was approximately $2,526,000 and $1,545,000, respectively, and is included in Derivative Warrant Liability, a current liability. Changes in fair value of the derivative financial instruments are recognized in the Consolidated Statements of Operations as a derivative gain (loss). The primary underlying risk exposure pertaining to the warrants is the change in fair value of the underlying Common Stock. The Derivative loss on warrants subject to “down round” provisions for the six months ended June 30, 2011 was approximately $3,152,000. The Derivative gain on warrants subject to “down round” provisions for the six months ended June 30, 2010 amounted to approximately $672,000. During the six months ended June 30, 2011, warrants with anti-dilution provisions were exercised to purchase 602,693 shares of Common Stock, which resulted in a $2,171,000 reclassification from Derivative Warrant Liability to Additional Paid-in Capital.  During the six months ended June 30, 2010, warrants with anti-dilution provisions were exercised to purchase 143,793 shares of Common Stock, which resulted in a $200,000 reclassification from Derivative Warrant Liability to Additional Paid-in Capital.

Net Loss — As a result of the factors described above, we had a net loss of approximately $6,537,000 for the six months ended June 30, 2011 compared to approximately $2,417,000 for the six months ended June 30, 2010.

Liquidity and Capital Resources

We have financed our operations since inception primarily through private sales of our Common Stock and preferred stock, the issuance of convertible promissory notes, unsecured and secured promissory notes, non-refundable payments received under license agreements and cash received in connection with exercises of Common Stock purchase options and warrants. As of June 30, 2011, we had approximately $3,200,000 of cash and cash equivalents, with no other short term investments.

Net cash used in operating activities was approximately $2,603,000 for the six months ended June 30, 2011. The use of cash in operating activities was primarily attributable to the net loss of approximately $6,537,000, offset by non-cash expenses of approximately $14,000 for depreciation and amortization, $286,000 for share-based compensation expense, $381,000 for the fair value of stock, warrants and options issued for services, and $12,000 in non-cash interest expense relating to short-term promissory notes.  Included in net loss is a non-cash derivative loss of approximately $3,152,000.  A decrease in deferred revenue relating to license agreements reduced cash available for operations by approximately $243,000.  A decrease in stock subscriptions receivable provided approximately $285,000 of cash proceeds.

Net cash used in investing activities was approximately $377,000 for the six months ended June 30, 2011. Cash of approximately $128,000 was provided by an increase in restricted cash in escrow at December 31, 2010 related to a January 2011 finance closing. Cash of approximately $249,000 was used to purchase property and equipment and advances for manufacturing equipment.

Net cash provided by financing activities was approximately $4,838,000 for the six months ended June 30, 2011. Approximately $4,850,000 was provided by proceeds from the net sale of Common Stock and warrants, net proceeds from the sale of convertible preferred stock, and proceeds of approximately from the exercise of Common Stock warrants and stock options.  We used $75,000 to pay off a short-term promissory note. Principal payments on capitalized lease obligations used approximately $1,000 during 2011.

At June 30, 2011, we had outstanding warrants to purchase 13,003,221 shares of Common Stock at exercise prices ranging from $0.50 to $2.50.

November 2010 Common Stock and Warrant Financing — In November 2010, we initiated a private placement of up to 120 Units or partial Units at a price per Unit of $25,000.  Each Unit consisted of (i) 25,000 shares of Common Stock, $0.01 par value, (ii) Series-1 Warrants to purchase 12,500 shares of Common Stock with an exercise price of $1.50 per share, and (iii) Series-2 Warrants to purchase 12,500 shares of Common Stock with an exercise price of $2.50 per share.

Through December 31, 2010, we had entered into subscription agreements with certain strategic institutional and accredited investors in connection with this financing for a total of 68.8 units.  We received gross proceeds from these subscriptions in the amount of $1,720,000.   Included in this amount, we received proceeds of $100,000 in 2010 the form of extinguishment of a promissory note issued by us on September 28, 2010.  Additionally, we received a commitment for an additional 11.4 units in which the proceeds of $285,000 were not received as of December 31, 2010.  This was recorded as Stock Subscriptions receivable in the December 31, 2010 Consolidated Balance Sheet.  The corresponding proceeds of $285,000 were received in January and February 2011.

As of December 31, 2010, we issued an aggregate of 1,720,000 shares of Common Stock and issued 860,000 Series-1 Warrants and 860,000 Series-2 Warrants.  These warrants are immediately exercisable and expire two years after issuance.

During the six months ended June 30, 2011, we entered into additional subscription agreements with investors for a total of 35.66 units (not including the 11.4 units above).  We received proceeds from these 2011 subscriptions in the amount of $891,500, which included proceeds of $25,000 in the form of extinguishment of a 2010 short-term note.  Pursuant to these subscriptions, including the subscription receivable, we issued an aggregate of 607,625 Series-1 Warrants and 607,625 Series-2 Warrants to the investors and placement agents.

8% Senior Promissory Note — On January 5, 2011, we issued an 8% Senior Promissory Note to Platinum Montaur Life Sciences, LLC in the amount of $1,000,000.  The outstanding principal balance of this note, together with all accrued and unpaid interest, was due and payable in full on February 1, 2011 and was later extended to February 8, 2011 by agreement of the parties.

Series D Convertible Preferred Stock Purchase — On February 8, 2011 we entered into the Series D financing with investors in connection with the issuance of Series D Preferred Stock at a price per share of $1.00. For every $100,000 face value of Series D Preferred Stock purchased, each investor was issued (i) 50,000 Series D-1 warrants, and (ii) 50,000 Series D-2 Warrants.

On February 8, 2011, there was a closing in connection with the Series D financing and we received proceeds of $3,506,000 for the purchase of 3,506,000 shares of Series D Preferred Stock. We received payment of a portion of the proceeds in the form of the extinguishment of the 8% Senior Promissory Note, including principal and interest accrued through February 8, 2011, in the amount of $1,006,000.  We issued an aggregate of 1,753,000 Series D-1 Warrants and 1,753,000 Series D-2 Warrants to the Series D Investors pursuant to the Series D financing.

On February 8, 2011, we recorded a deemed dividend on the beneficial conversion equal to the incremental fair value resulting from the reduction in the conversion price, or approximately $1,975,000.  The deemed dividend is included in the Consolidated Statement of Operations in arriving at Net Loss Applicable to Common Stock.

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

We continue to aggressively pursue additional financing from existing relationships (prior shareholders, investors and lenders) and from new investors through placement agents and investment bankers to support operations, including our product and clinical development programs. During the six months ended June 30, 2011, we raised approximately $4,273,000 in cash (net of expenses) from our Common Stock and warrant offerings and through a new series of Series D Stock.  In addition during that period, we received cash in the amount of approximately $577,000 as a result of Common Stock warrant exercises.

We have demonstrated the ability to manage our costs aggressively and increase our operating efficiencies while advancing our medical device product development and clinical programs.  During the six months ended June 30, 2011, we managed the extent of our medical device product development, clinical and operating costs while pursuing necessary funding. In order to advance our product and clinical development programs, establish contract manufacturing and support our licensee for the manufacture of Prelude, pursue FDA approval for Symphony and support our operating activities, we expect our monthly operating costs associated with salaries and benefits, regulatory and public company consulting, contract engineering and manufacturing, legal and other working capital costs to increase. In the past, we have relied primarily on raising equity capital in order to meet our operating budget and to achieve our business objectives, and we plan to continue that practice in the future. Although we have been successful in the past with raising sufficient capital, we will continue to vigorously pursue additional financing as necessary to meet our business objectives; however, there can be no guarantee that additional capital will be available in sufficient amounts on terms favorable to us, if at all.

The economic conditions during 2010 and continuing in 2011, including the tightening of available funding in the financial markets, had a significant impact on the extent of advancement on our product development and clinical programs in accordance with our original projected level of operations. Although we have recently raised sufficient capital, we believe that uncertainties in the financial markets may occur in the future, resulting in fund raising challenges for emerging medical device and pharmaceutical companies. The extent that our future product and clinical development programs and regulatory activities may be dependent on available additional funding from investors. Without sufficient funding for our programs, our plan to obtain regulatory approval for Symphony and Durhalieve may be delayed.

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

During the six months ended June 30, 2011 and 2010, we have not redeemed any warrants.  During the six months ended June 30, 2011, we issued 684,381 shares of Common Stock upon the exercise of warrants to purchase 1,289,446 shares of Common Stock through cashless exercise provisions, and warrants to purchase 310,048 shares of Common Stock were exercised for cash, providing gross proceeds to us of approximately $577,000.  During the six months ended June 30, 2010, Common Stock warrants to purchase 143,793 shares were exercised through a cashless exercise provision and no shares were exercised for cash.

In August 2011 we filed a universal shelf registration statement on Form S-3 with the SEC to raise up to $75,000,000 in capital.

Facilities, Property and Equipment — We conduct our operations in leased facilities in Franklin, Massachusetts and have executed a lease through March 2014. Our property and equipment does not include manufacturing machinery and is limited to laboratory testing equipment, office furniture and computer systems.  Effective as of May 2, 2011, we commenced a lease for approximately 5,400 square feet of corporate office space in a single facility located in Philadelphia, Pennsylvania. The lease expires on April 30, 2014. Except for the purchase (possibly through capital lease financing) of tooling, molds and dies in connection with product development and manufacturing of Symphony and Prelude, we do not anticipate any significant purchases or sales of property and equipment during the next 12 months.

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

Effect of Inflation and Changes in Prices

We do not believe that inflation and changes in price will have a material effect on our operations.

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

PART II—OTHER INFORMATION

Item 6. Exhibits.

The Exhibits listed in the Exhibit Index immediately preceding such Exhibits are filed with or incorporated by reference in this report, except as noted.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ECHO THERAPEUTICS, INC.

Date: August 12, 2011
	By:	/s/ Patrick T. Mooney, M.D.
Patrick T. Mooney, M.D.
Chief Executive Officer and Chairman of the Board

	By:	/s/ Christopher P. Schnittker, CPA
Christopher P. Schnittker, CPA
Chief Financial Officer and Treasurer

EXHIBIT INDEX

Exhibit No.	Item
31.1	Certification of the CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following materials from Echo Therapeutics, Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, formatted in XBRL (Extensible Business Reporting Language), (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Cash Flows, and (iv) Notes to Consolidated Financial Statements.*

*
XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.