Form 10-Q
period 2011-09-30
Echo Therapeutics, Inc.
filed 2011-11-08
CIK 1031927

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011.

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

        As of November 7, 2011, 34,967,452 shares of the registrant’s Common Stock. $0.01 par value, were issued and outstanding.

ECHO THERAPEUTICS, INC.
Quarterly Report on Form 10-Q
for the Quarter Ended September 30, 2011

PART I
FINANCIAL INFORMATION

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements.

Echo Therapeutics, Inc.
Consolidated Balance Sheets

	As of
	September 30, 2011	December 31, 2010
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$2,258,019	$1,342,044
Accounts receivable	40,684	141,488
Stock subscriptions receivable	-	285,000
Prepaid expenses and other current assets	446,116	195,205
Total current assets	2,744,819	1,963,737

Property and Equipment, at cost:
Computer equipment	275,407	265,862
Office and laboratory equipment (including assets under capitalized leases)	616,250	626,823
Furniture and fixtures	181,080	17,019
Manufacturing equipment	164,637	129,320
Leasehold improvements	187,264	177,768
	1,424,638	1,216,792
Less-Accumulated depreciation and amortization	(1,118,479)	(1,168,758)
Net property and equipment (including assets under capitalized leases)	306,159	48,034

Other Assets:
Restricted cash	9,749	275,249
Intangible assets, net of accumulated amortization	9,625,000	9,625,000
Deposits and other assets	10,816	250
Total other assets	9,645,565	9,900,499
Total assets	$12,696,543	$11,912,270

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$362,513	$605,634
Deferred revenue	196,290	405,454
Current portion of notes payable and capital lease obligation, net of discounts	2,231	102,071
Derivative warrant liability	1,561,244	1,544,996
Accrued expenses and other liabilities	817,639	463,475
Total current liabilities	2,939,917	3,121,630
Notes payable and capital lease obligation, net of current portion	4,482	6,176
Deferred revenue, net of current portion	92,794	82,180
Total liabilities	3,037,193	3,209,986

Commitments

Stockholders’ Equity:
Perpetual Redeemable Preferred Stock:
Series B, $0.01 par value, authorized 40,000 shares, issued and outstanding 168.6701 and 154.3940 shares at September 30, 2011 and December 31, 2010, respectively (preference in liquidation of $1,686,700 at September 30, 2011)	2	2
Convertible Preferred Stock:
Series C, $0.01 par value, authorized 10,000 shares, issued and outstanding 4,918.1 at September 30, 2011 and December 31, 2010	49	49
Series D, $0.01 par value, authorized 3,600,000 shares, issued and outstanding 3,506,000 shares at September 30, 2011 (preference in liquidation of $3,506,000 at September 30, 2011)	35,060	-
Common Stock, $0.01 par value, authorized 100,000,000 shares, issued and outstanding 34,455,452 and 31,126,245 shares at September 30, 2011 and December 31, 2010, respectively	344,557	311,264
Additional paid-in capital	88,730,324	79,646,385
Common stock subscribed for but not paid for or issued, 285,000 shares at December 31, 2010	-	285,000
Accumulated deficit	(79,450,642)	(71,540,416)
Total stockholders’ equity	9,659,350	8,702,284
Total liabilities and stockholders’ equity	$12,696,543	$11,912,270

The accompanying notes are an integral part of these consolidated financial statements.

Echo Therapeutics, Inc.
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Licensing revenue	$(44,360)	$16,023	$198,550	$197,594
Other revenue	-	30,575	145,152	127,095
Total revenues	(44,360)	46,598	343,702	324,689

Operating Expenses:
Research and development	695,019	409,383	2,557,118	2,087,484
Selling, general and administrative	1,527,317	546,446	3,427,582	2,434,944
Total operating expenses	2,222,336	955,829	5,984,700	4,522,428

Loss from operations	(2,266,696)	(909,231)	(5,640,998)	(4,197,739)

Other Income (Expense):
Interest income	581	207	3,870	1,379
Interest expense	(385)	(2,867)	(13,739)	(4,574)
Gain (loss) on extinguishment of debt/payables	-	-	(1,514)	200,000
Gain on disposals of assets	-	-	834	-
Derivative warrant liability gain (loss)	893,229	329,051	(2,258,679)	1,000,987
Other income (expense), net	893,425	326,391	(2,269,228)	1,197,792

Net loss	(1,373,271)	(582,840)	(7,910,226)	(2,999,947)

Deemed dividend on beneficial conversion feature of Series D Convertible Preferred Stock	-	-	(1,975,211)	-

Deemed dividend on repricing of warrants	(87,500)	-	(87,500)	-

Accretion of dividends on Convertible Perpetual Redeemable Preferred Stock	(49,519)	(37,026)	(142,761)	(93,700)

Net loss applicable to common shareholders	$(1,510,290)	$(619,866)	$(10,115,698)	$(3,093,647)

Net loss per common share, basic and diluted	$(0.04)	$(0.02)	$(0.30)	$(0.11)

Basic and diluted weighted average common shares outstanding	34,295,425	29,105,517	33,620,751	28,809,682

The accompanying notes are an integral part of these consolidated financial statements.

Echo Therapeutics, Inc.
Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
	2011	2010
Cash Flows From Operating Activities:
Net loss	$(7,910,226)	$(2,999,947)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	29,877	104,065
Share-based compensation	566,301	143,045
Fair value of common stock issued for charitable contributions	-	113,400
Fair value of common stock and warrants issued for services	384,620	930,144
Fair value of options issued for services	-	59,471
Derivative warrant liability loss (gain)	2,258,679	(1,000,987)
Non-cash gain on extinguishment of financial advisor fee payable	-	(200,000)
Non-cash loss on extinguishment of debt	1,514	-
Non-cash interest expense	12,159	2,450
Non-cash loss on disposal of assets	2,731	-
Changes in assets and liabilities:
Accounts receivable	100,804	117,741
Prepaid expenses and other current assets	(250,911)	(36,541)
Accounts payable	(243,121)	(442,637)
Deferred revenue	(198,550)	(197,594)
Accrued expenses and other liabilities	356,991	(85,422)
Deposits and other assets	(10,566)	(1,380)
Net cash used in operating activities	(4,899,698)	(3,494,192)

Cash Flows from Investing Activities:
Purchases of property and equipment	(290,733)	(11,157)
Decrease in restricted cash	265,500	-
Net cash used in investing activities	(25,233)	(11,157)

Cash Flows From Financing Activities:
Proceeds from the exercise of warrants	1,250,824	-
Proceeds from issuance of common stock and warrants, net of expenses	1,121,124	2,311,157
Principal payments for capital lease obligations	(1,534)	(1,388)
Proceeds from issuance of Series D Convertible Preferred Stock, net of expenses	2,478,702	-
Proceeds from bridge notes	1,000,000	250,000
Repayment of bridge notes	(75,000)	-
Proceeds from exercise of stock options, net of forfeitures	66,790	-
Net cash provided by financing activities	5,840,906	2,559,769

Net increase (decrease) in cash and cash equivalents	915,975	(945,580)
Cash and cash equivalents, beginning of period	1,342,044	1,166,858
Cash and cash equivalents, end of period	$2,258,019	$221,278

The accompanying notes are an integral part of these consolidated financial statements.

Echo Therapeutics, Inc.
Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
	2011	2010
Supplemental Disclosure of Cash Flow Information and Non-Cash Financing Transactions:

Cash paid for interest	$1,581	$2,124
Accretion of dividend on Series B Perpetual Redeemable Preferred Stock	$142,761	$93,700
Deemed dividend on beneficial conversion feature of Series D Convertible Preferred Stock	$1,975,211	$-
Issuance of common stock in settlement of short term note	$25,000	$-
Issuance of common stock in settlement of accounts payable	$-	$23,000
Issuance of common stock in connection with issuance of promissory notes	$-	$48,500
Conversion of notes payable and accrued interest into Series D Convertible Preferred Stock	$1,006,000	$-
Reclassification of derivative warrant liability to additional paid-in capital	$2,242,431	$200,357
Fair value of warrants issued for investor relations services	$173,000	$-
Fair value of common stock issued for short-term note extension	$10,500	$-
Fair value of warrants issued to financial advisors as financing costs	$41,363	$217,141
Cancellation of restricted Common Stock	$5,250	$-
Deemed dividend on repricing of warrants	$87,500	$-

See also Restricted Stock section in Note 10 for fair value of restricted stock grants.

The accompanying notes are an integral part of these consolidated financial statements.

Echo Therapeutics, Inc.
Notes To Consolidated Financial Statements
Quarter Ended September 30, 2011 (Unaudited)

(1)	ORGANIZATION AND BASIS OF PRESENTATION

        Echo Therapeutics, Inc. (the “Company”) is a transdermal medical device company with expertise in advanced skin permeation technology that is primarily focused on continuous glucose monitoring and needle-free drug delivery.  Echo is developing its Prelude® SkinPrep System (“Prelude”) as a platform technology to allow for significantly enhanced and painless skin permeation that will enable two important applications:

•	analyte extraction, with the Symphony® tCGM System (“Symphony”) for needle-free, continuous glucose monitoring in hospital patients and diabetics as the first application; and

•	enhanced needle-free drug delivery.

        The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Sontra Medical, Inc., a Delaware corporation. All significant intercompany balances and transactions have been eliminated in consolidation.

        The accompanying unaudited consolidated financial statements have been prepared in conformity with generally accepted accounting principles (“GAAP”) in the United States consistent with those applied in, and should be read in conjunction with, the Company’s audited financial statements and related footnotes for the year ended December 31, 2010 included in the Company’s Annual Report on Form 10-K as filed with the United States Securities and Exchange Commission (“SEC”) on March 18, 2011. The unaudited consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the Company’s financial position as of September 30, 2011 and its results of operations and cash flows for the interim periods presented and are not necessarily indicative of results for subsequent interim periods or for the full year. The interim financial statements do not include all of the information and footnotes required by GAAP for complete financial statements and allowed by the relevant SEC rules and regulations; however, the Company believes that its disclosures are adequate to ensure that the information presented is not misleading.

        Certain amounts in prior periods have been reclassified to conform to current presentation.

        The accompanying consolidated financial statements have been prepared on a basis assuming that the Company is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  As of September 30, 2011, the Company had cash of approximately $2,258,000, working capital of approximately $(195,000) and an accumulated deficit of approximately $79,451,000.  We will require additional capital to fund our product development, research, manufacturing and clinical programs in accordance with our current projected level of operations.  The Company has funded its operations in the past primarily through debt and equity issuances.  Management will continue to pursue additional financing to fund its operations.  Although management believes that it will be successful in securing additional financing, no assurances can be given as to the success of these plans or that such capital will be available to the Company in sufficient amounts to meet its operating cash needs or on terms acceptable to the Company.  The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

(2) CASH AND CASH EQUIVALENTS

        As of September 30, 2011, the Company held approximately $2.3 million in cash and cash equivalents. From time to time, the Company may have cash balances in excess of insurance limits. The Company has never experienced any previous losses related to these balances.  All of the Company’s non-interest bearing cash balances were fully insured at September 30, 2011 due to a temporary federal program in effect from December 31, 2010 through December 31, 2012.  The Company’s cash equivalents consist solely of bank money market funds. Under the program, there is no limit on the amount of insurance for eligible accounts.  Beginning 2013, insurance coverage will revert to $250,000 per depositor at each financial institution, and non-interest bearing cash balances may again exceed federally insured limits.

Echo Therapeutics, Inc.
Notes To Consolidated Financial Statements
Quarter Ended September 30, 2011 (Unaudited) - Continued

(3) INTANGIBLE ASSETS

       The Company’s intangible assets are related to the acquisition of assets from Durham Pharmaceuticals Ltd. in 2007 and are summarized as follows:

	September 30, 2011				December 31, 2010
	Estimated		Accumulated
	Life	Cost	Amortization	Net	Net
Contract related intangible asset:
Cato Research discounted contract	3 years	$355,000	$355,000	$—	$—
Technology related intangible assets:
Patent for the AzoneTS-based product candidates and formulation	6 years	1,305,000	—	1,305,000	1,305,000
Drug Master Files containing formulation, clinical and safety documentation used by the FDA	6 years	1,500,000	—	1,500,000	1,500,000
Two in-process Durhalieve-related pharmaceutical products	6 years	6,820,000	—	6,820,000	6,820,000
Total technology related intangible assets		9,625,000	—	9,625,000	9,625,000
Intangible assets, net		$9,980,000	$355,000	$9,625,000	$9,625,000

        Intangible assets related to technology are expected to be amortized on a straight-line basis over the period ending 2018, when the underlying patents expire, and will commence upon revenue generation which the Company estimates to occur in 2013.  The contract related intangible asset was amortized over a 3 year period that ended in 2010. Amortization expense relating to the contract was $25,000 and $84,000 for the three and nine months ended September 30, 2010, respectively, and is included in research and development expense in the Consolidated Statement of Operations.

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

        Future minimum lease payments for the next 5 years under these operating leases at September 30, 2011 are approximately as follows:

For the period ending December 31,	Franklin	Philadelphia	Total
2011	$36,000	$31,000	$67,000
2012	144,000	128,000	272,000
2013	144,000	132,000	276,000
2014	36,000	44,000	80,000
2015	-	-	-
Total	$360,000	$335,000	$695,000

        The Company’s facilities lease expense was approximately $67,000 and $44,000 for the three months ended September 30, 2011 and 2010, respectively, and $153,000 and $138,000 for the nine months ended September 30, 2011 and 2010, respectively.

        The Company leases copiers in the Philadelphia office through a non-cancelable operating lease at a cost of approximately $635 per month.  The Company is obligated to pay approximately $2,000, $8,000, $8,000 and $3,000 for 2011, 2012, 2013 and 2014, respectively.  The total is approximately $21,000 over the course of the lease.

Echo Therapeutics, Inc.
Notes To Consolidated Financial Statements
Quarter Ended September 30, 2011 (Unaudited) - Continued

(5)  NOTES PAYABLE AND CAPITAL LEASE OBLIGATION

        Notes payable and capital lease obligation at September 30, 2011 and December 31, 2010 consisted of the following:

	September 30,	December 31,
	2011	2010
Short-term notes	$—	$100,000
Capital lease obligation	6,713	8,247
Total notes payable and capital lease obligation	6,713	108,247
Less current portion of notes payable and capital lease obligation, net of discounts	(2,231)	(102,071)
Notes payable and capital lease obligation, net of current portion	$4,482	$6,176

        Short-term Notes — In September 2010, the Company issued $250,000 of short-term notes, maturing in 90 days.  In lieu of interest, the note holders were issued 2,000 unregistered shares of the Company’s Common Stock, $0.01 par value (“Common Stock”), for every $10,000 of principal loaned. A total of 50,000 shares with a fair value of $48,500 were issued in September 2010 pursuant to these short-term notes. The fair value of the stock was amortized over the 90-day term. One short-term note in the amount of $100,000 was extended for one month on December 23, 2010 in exchange for 5,000 shares of Common Stock issued in January 2011 with a fair value of $10,500. In January 2011, the Company repaid $75,000 in cash on the extended note and the remaining $25,000 was used to purchase Common Stock and warrants to purchase Common Stock (see Note 9). Interest expense on the extended note during the nine months ended September 30, 2011 was approximately $6,200.

        See also Note 8 regarding the 8% Senior Promissory Note issued on January 5, 2011 and extinguished on February 8, 2011 in connection with the Series D Convertible Preferred Stock financing.

        Capital Lease Obligation — In 2009, the Company entered into a five year lease of an office copier. The value of the equipment capitalized was approximately $11,000. The lease payments of $234 per month, payable in arrears, reflect a 10% interest rate. Accumulated depreciation on the leased copier as of September 30, 2011 was approximately $4,000. During each of the three months ended September 30, 2011 and 2010, interest expense related to the capital lease obligation was approximately $200.  During the nine months ended September 30, 2011 and 2010, interest expense related to the capital lease obligation was approximately $600 and $700, respectively.

(6) DERIVATIVE FINANCIAL INSTRUMENTS

        Derivative financial instruments are recognized as a liability on the Consolidated Balance Sheet and measured at their current fair value.

        At September 30, 2011 and December 31, 2010, the Company had outstanding warrants to purchase 12,478,197 and 10,336,292 shares of its Common Stock, respectively. Included in these outstanding warrants at September 30, 2011 are warrants to purchase 745,974 shares that are considered to be derivative financial instruments, because the warrant agreements contain “down round” provisions whereby the number of shares covered by the warrants is subject to change in the event of certain future dilutive stock issuances. The fair value of these derivative instruments at September 30, 2011 was approximately $1,561,244 and is included in the Derivative Warrant Liability, a current liability, on the Consolidated Balance Sheet. Changes in the fair value of the derivative financial instruments are recognized in the Consolidated Statement of Operations as a Derivative Warrant Gain or Loss. The Derivative Warrant Gain for the three months ended September 30, 2011 was approximately $893,000. The Derivative Warrant Loss for the nine months ended September 30, 2011 was approximately $2,259,000.  The Derivative Warrant Gain for the three and nine months ended September 30, 2010 was approximately $329,000 and $1,001,000, respectively.

       The primary underlying risk exposure pertaining to the warrants is the change in fair value of the underlying Common Stock for each reporting period. For the nine months ended September 30, 2011, holders exercised warrants with “down round” provisions to purchase 632,318 shares which resulted in a reclassification of $2,242,000 from the Derivative Warrant Liability to Additional Paid-in Capital.

(7) FAIR VALUES OF ASSETS AND LIABILITIES

       The Company groups its financial assets and liabilities generally measured at fair value in three levels, based on the markets in which the assets and liabilities are traded and the reliability of the assumptions used to determine fair value, as follows:

Echo Therapeutics, Inc.
Notes To Consolidated Financial Statements
Quarter Ended September 30, 2011 (Unaudited) - Continued

Level 1:
Valuation is based on quoted prices in active markets for identical assets or liabilities. Level 1 assets and liabilities generally include debt and equity securities that are traded in an active exchange market. Valuations are obtained from readily available pricing sources for market transactions involving identical assets or liabilities.

Level 2:
Valuation is based on observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable m arket data for substantially the full term of the assets or liabilities. For example, Level 2 assets and liabilities may include debt securities with quoted prices that are traded less frequently than exchange-traded instruments.

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

        The table below presents the changes in Level 3 derivative warrant liability measured at fair value on a recurring basis.

Liabilities:
Derivative warrant liability as of December 31, 2010	$1,544,996

Total unrealized losses included in net loss (1)	2,191,146

Total realized losses included in net loss (1)	978,678

Total unrealized gains included in net loss (1)	(891,727)

Total realized gains included in net loss (1)	(19,418)

Reclassification of derivative warrant liability to additional paid-in capital for derivative warrants exercised	(2,242,431)

Derivative warrant liability as of September 30, 2011	$1,561,244

(1) Included in derivative warrant liability gain or loss in the Consolidated Statement of Operations.

(8) PREFERRED STOCK

       The Company is authorized to issue up to 40,000,000 shares of preferred stock with such rights, preferences and privileges as are determined by the Board of Directors.

Series B Perpetual Redeemable Preferred Stock

       The Company has authorized 40,000 shares of non-convertible, redeemable Series B Perpetual Preferred Stock (the “Series B Stock”), of which 168.6701 and 154.3940 shares were issued and outstanding as of September 30, 2011 and December 31, 2010, respectively.

Echo Therapeutics, Inc.
Notes To Consolidated Financial Statements
Quarter Ended September 30, 2011 (Unaudited) - Continued

        The Company accrued and satisfied approximately $50,000 and $37,000 of dividends by issuing 4.9519 and 3.7026 shares of Series B Stock during the three months ended September 30, 2011 and 2010, respectively.  The Company accrued and satisfied approximately $143,000 and $94,000 of dividends by issuing 14.2761 and 9.3700 shares of Series B Stock during the nine months ended September 30, 2011 and 2010, respectively.  These dividends are included in the Consolidated Statements of Operations in arriving at Net Loss Applicable to Common Shareholders.

As described in Note 14 below, subsequent to September 30, 2011 the Series B Stock was exchanged in full and it is no longer outstanding.

Series C Convertible Preferred Stock

        The Company has authorized 10,000 shares of Series C Preferred Stock (the “Series C Stock”), of which 4,918.1 shares were issued and outstanding as of September 30, 2011 and December 31, 2010.

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

        In connection with issuance of Series D Stock, the conversion feature of Series D Stock was considered beneficial, or “in the money”, at issuance due to a conversion rate that allows the investor to obtain the Common Stock at below market price. The Company recorded a deemed dividend on the beneficial conversion feature equal to the incremental fair value resulting from the reduction in the conversion rate of $1,975,211. This deemed dividend is included in the Consolidated Statement of Operations for the nine months ended September 30, 2011 in arriving at Net Loss Applicable to Common Shareholders.

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

Echo Therapeutics, Inc.
Notes To Consolidated Financial Statements
Quarter Ended September 30, 2011 (Unaudited) - Continued

(9) COMMON STOCK

       The Company has authorized 100,000,000 shares of Common Stock of which 34,455,452 and 31,126,245 shares were issued and outstanding as of September 30, 2011 and December 31, 2010, respectively.

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

         During the nine months ended September 30, 2011, the Company entered into additional subscription agreements with certain strategic institutional and accredited investors in connection with the November 2010 Financing for a total of 35.66 Units.  The Company received gross proceeds from these 2011 subscriptions in the amount of $891,500 which included proceeds of $25,000 in the form of extinguishment of a 2010 short-term note issued by the Company on September 24, 2010 (see Note 5). Financing costs related to these issuances amounted to approximately $72,000.

        Pursuant to these November 2010 Financing subscription agreements that occurred in 2011, including the subscription receivable, the Company issued an aggregate of 607,625 Series-1 Warrants and 607,625 Series-2 Warrants to the investors and placement agents.

        In connection with the November 2010 Financing, the Company entered into agreements with two placement agents (each, an “Agent” and collectively, the “Agents”) pursuant to which the Company agreed to pay each Agent for its services as follows: (a) a cash fee equal to 7% of the gross cash proceeds received by the Company in connection with the November 2010 Financing from investors introduced by the Agent; and (b) warrants to acquire a number of shares of Common Stock equal to 10% of the securities sold to investors introduced by the Agent.  The warrants are identical to those issued to the investors in the November 2010 Financing, except that they include a cashless exercise provision.  One Agent received an up-front cash fee of $10,000 for financial advisory services and received a cash fee equal to 7% of the gross cash proceeds in excess of $150,000 received by the Company in connection with the November 2010 Financing from investors introduced by the Agent.  During the nine months ended September 30, 2011, the cash fee paid to the Agents amounted to approximately $30,000.  In connection with the November 2010 Financing, the Company issued the Agents warrants to purchase 19,375 shares of Common Stock at an exercise price of $1.50 per share and warrants to purchase 19,375 shares of Common Stock at an exercise price of $2.50 per share, with a combined fair value of approximately $41,000 which was recorded as non-cash stock issuance cost.

Stock Issued for Services

        During the nine months ended September 30, 2011, the Company issued 60,000 shares of Common Stock with a fair value of $173,000 to a vendor for investor relations services.  Expenses associated with this transaction were included in Selling, General and Administrative Expenses in the Consolidated Statements of Operations.

Echo Therapeutics, Inc.
Notes To Consolidated Financial Statements
Quarter Ended September 30, 2011 (Unaudited) - Continued

        During the nine months ended September 30, 2011, the Company issued 40,000 shares of Common Stock with a fair value of $166,000 to a vendor for business development services.  The Company recorded $83,000 and $153,000 of Selling, General and Administrative Expense related to this issue in the Consolidated Statements of Operations for the three and nine months ended September 30, 2011.  Approximately $14,000 of unrecognized expense remains to be recognized related to this arrangement.

        During the nine months ended September 30, 2011, the Company issued 14,000 shares of Common Stock with a fair value of $45,000 to a vendor for investor relations services.  Expenses associated with this transaction were included in Selling, General and Administrative expenses in the Consolidated Statements of Operations.

(10) STOCK OPTION AND EQUITY COMPENSATION PLANS

        In 1997, the Company adopted a Long-Term Incentive and Stock Option Plan (the “1997 Plan”). Pursuant to the 1997 Plan, the Company’s Board of Directors (or its committees and/or executive officers delegated by the Board of Directors) may grant incentive and nonqualified stock options to the Company’s employees, officers, directors, consultants and advisors. As of September 30, 2011, there were options to purchase an aggregate of 20,000 shares of Common Stock outstanding under the 1997 Plan and none available for future grants.

        In connection with the Company’s strategic merger with ChoiceTel in 2002, the Company assumed all outstanding options under the 1999 Sontra Medical, Inc. Stock Option and Incentive Plan (the “1999 Plan”). The Company assumed options to purchase an aggregate of 86,567 shares of Common Stock under the 1999 Plan. As of September 30, 2011, there were options to purchase an aggregate of 3,853 shares of Common Stock outstanding under the 1999 Plan and none available for future grants.

        In March 2003, the Company’s shareholders approved its 2003 Stock Option and Incentive Plan (the “2003 Plan”). Pursuant to the 2003 Plan, the Company’s Board of Directors (or its committees and/or executive officers delegated by the Board of Directors) may grant incentive and nonqualified stock options, restricted stock, and other stock-based awards to the Company’s employees, officers, directors, consultants and advisors. As of September 30, 2011, the maximum aggregate number of shares that may be authorized for issuance under the 2003 Plan for all periods is 1,600,000 shares. As of September 30, 2011, there were restricted shares of Common Stock and options to purchase an aggregate of 1,372,500 shares of Common Stock outstanding under the 2003 Plan and 132,500 shares available for future grants.

        In May 2008, the Company’s shareholders approved the 2008 Equity Compensation Plan (the “2008 Plan”). The 2008 Plan provides for grants of incentive stock options to employees and nonqualified stock options and restricted stock to employees, consultants and non-employee directors of the Company. In July 2010, the Company’s shareholders approved an amendment to the 2008 Plan to increase the maximum number of shares of Common Stock available under the Plan by 2,000,000 shares to 4,700,000 shares. As of September 30, 2011, there were restricted shares of Common Stock and options to purchase an aggregate of 3,166,416 shares of Common Stock outstanding under the 2008 Plan and 1,500,250 shares available for future grants.

Share-Based Compensation

        For stock options and restricted stock issued and outstanding during the nine months ended September  30, 2011 and 2010, the Company recorded additional paid-in capital and non-cash compensation expense of approximately $566,000 and $143,000, respectively.

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

        The assumptions used principally for stock options granted to employees and members of the Company’s Board of Directors in the nine months ended September 30, 2011 and 2010 were as follows:

Echo Therapeutics, Inc.
Notes To Consolidated Financial Statements
Quarter Ended September 30, 2011 (Unaudited) - Continued

	2011	2010
Risk-free interest rate	1.91% — 3.47%	2.54% — 3.71%
Expected dividend yield	—	—
Expected term (employee / director grants)	6.00 — 10.00 years	6.75 years
Forfeiture rate (excluding fully vested stock options)	0% — 15%	0% — 37%
Expected volatility	138% — 142%	143% — 151%

        A summary of stock option activity under the Company’s stock plans and stock options granted to officers of the Company outside any plan as of and for the nine months ended September 30, 2011 is as follows:

Stock Options	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2011	3,029,030	$0.87
Granted	1,115,000	3.21
Exercised	(615,334)	0.86
Forfeited or expired	(173,593)	3.34
Outstanding at September 30, 2011	3,355,103	$1.52	7.05 years	$9,570,215
Exercisable at September 30, 2011	2,420,099	$0.88	6.29 years	$5,298,175

        The weighted-average grant-date fair value of stock options granted during the nine months ended September 30, 2011 was $3.21 per share. Share-based compensation expense recognized in the nine months ended September 30, 2011 was approximately $566,000 for options granted in the nine months ended September 30, 2011. As of September 30, 2011, there was approximately $2,098,000 of total unrecognized compensation expense related to non-vested share-based option compensation arrangements. With the exception of the unrecognized share-based compensation related to certain restricted stock grants to officers and employees that contain performance conditions related to United States Food and Drug Administration (“FDA”) approval for Symphony or the sale of substantially all of the stock or assets of the Company (see Restricted Stock section below), unrecognized compensation is expected to be recognized over the next 12 months.

Restricted Stock

        During the nine months ended September 30, 2011, the Company granted an aggregate of 615,000 restricted shares of Common Stock to certain employees, officers and directors of the Company.  The grants were issued pursuant to the 2008 Plan.  The grant date fair value of these restricted stock grants was approximately $2,116,000.

        These restricted share grants are subject to the terms and conditions of the Restricted Stock Agreements and the shares will vest upon the first to occur of (i) FDA approval of Symphony; or (ii) the sale of all or substantially all of the assets of the Company or all or substantially all of the outstanding capital stock of the Company in exchange for Liquid Proceeds. For the purposes of the Restricted Share Grants, “Liquid Proceeds” means (a) cash; (b) securities which can be sold immediately on NYSE or NASDAQ; (c) securities which are or will be registered such that they can be sold immediately on NYSE or NASDAQ upon termination of a lock-up period not to exceed one hundred eighty (180) days; or (d) a combination of cash and the foregoing securities. Compensation expense related to the restricted share grants will be recognized when the Company concludes that achievement of the performance vesting conditions is probable.  No compensation expense was recognized during the nine months ended September 30, 2011.

        As of September 30, 2011, the Company had outstanding restricted stock grants amounting to 2,615,094 shares at a weighted-average grant-date fair value of $1.74 per share. Of the outstanding vested restricted stock grants, 895,500 shares have not been registered under the Securities Act. A summary of the Company’s restricted stock activity as of and for the nine months ended September 30, 2011, is as follows:

Echo Therapeutics, Inc.
Notes To Consolidated Financial Statements
Quarter Ended September 30, 2011 (Unaudited) - Continued

Restricted Stock	Shares	Weighted- Average Grant-Date Fair Value
Nonvested at January 1, 2011	1,629,594	$1.12
Granted	680,000	3.39
Vested	(65,000)	(1.49)
Forfeited	(525,000)	(1.57)
Nonvested at September 30, 2011	1,719,594	$1.82

        As of September 30, 2011, there was approximately $3,503,000 of total unrecognized compensation expense related to non-vested share-based restricted stock arrangements granted pursuant to the Company’s equity compensation plans. As of September 30, 2011, the Company cannot estimate the timing of completion of performance vesting requirements included in these restricted stock grant arrangements and accordingly no compensation expense has been recorded.

(11) WARRANTS

       At September 30, 2011, the Company had the following outstanding warrants:

	Number of
	Shares	Exercise	Date of
	Exercisable	Price	Expiration
Outstanding warrants accounted for as derivative warrant liability:
Granted to investors and placement agent in private placement	341,535	$1.28	6/15-7/16/2012
Granted to financial investment advisor	3,000	$1.38	7/25/2012
Granted to financial advisor in connection with an acquisition	61,625	$1.75	9/14/2012
Granted to financial investment advisor	7,500	$1.30	2/11/2013
Granted to investors in private placement	154,990	$0.50	2/11/2013
Granted to investors in private placement	177,324	$1.50	3/24/2013
Total outstanding warrants accounted for as derivative warrant liability	745,974
Weighted average exercise price		$1.21
Weighted average time to expiration in years			1.08 years

Outstanding warrants accounted for as equity:
Granted to investors and placement agent in private placement	180,000	$0.75	6/15/2012
Granted to investors in private placement	578,422	$0.50	2/11/2013
Granted to investors in private placement of preferred stock	121,663	$0.75	9/30/2013
Granted to investors in private placement of preferred stock	32,249	$1.00	9/30/2013
Granted to investors in private placement of preferred stock	198,333	$1.50	10/28/2013
Granted to investors in private placement of preferred stock	70,000	$0.75	10/31/2013
Granted to investors in private placement of preferred stock	640,000	$0.75	2/28/2014
Granted to vendor	50,000	$0.70	3/2/2012
Granted to vendor	60,000	$0.60	3/15/2014
Granted to investors in private placement	400,000	$1.59	6/30/2014
Granted to investors in private placement	1,368,000	$2.00	11/13/2014
Granted to investors in private placement	800,000	$1.60	11/13/2014
Granted to placement agent in private placement	256,906	$1.50	11/13/2014
Granted to vendor	50,000	$2.00	12/1/2012
Granted to investors in private placement	63,000	$2.00	12/3/2014
Granted to investors in private placement	374,658	$2.25	2/9/2015

Echo Therapeutics, Inc.
Notes To Consolidated Financial Statements
Quarter Ended September 30, 2011 (Unaudited) - Continued

	Number of Shares Exercisable	Exercise Price	Date of Expiration
Granted to placement agents in private placement	28,500	$2.25	2/9/2015
Granted to investor in private placement	6,375	$2.25	3/18/2015
Granted to financial investment advisor	100,000	$1.50	2/10/2013
Granted to financial investment advisor	10,367	$2.00	3/3/2013
Granted to investors in private placement	187,500	$1.50	11/5/2012
Granted to investors in private placement	187,500	$2.50	11/5/2012
Granted to placement agent in private placement	5,000	$1.50	11/5/2012
Granted to placement agent in private placement	5,000	$2.50	11/5/2012
Granted to investors in private placement	35,000	$1.50	11/26/2012
Granted to investors in private placement	35,000	$2.50	11/26/2012
Granted for waiver of Series B Perpetual Redeemable Preferred Stock redemption	125,000	$1.50	12/8/2012
Granted for waiver of Series B Perpetual Redeemable Preferred Stock redemption	125,000	$2.50	12/8/2012
Granted to investors in private placement	495,000	$1.50	12/29/2012
Granted to investors in private placement	512,500	$2.50	12/29/2012
Granted to placement agent in private placement	30,000	$1.50	12/29/2012
Granted to placement agent in private placement	30,000	$2.50	12/29/2012
Granted to investors in private placement	245,750	$1.50	1/4/2013
Granted to investors in private placement	245,750	$2.50	1/4/2013
Granted to placement agent in private placement	18,125	$1.50	1/4/2013
Granted to placement agent in private placement	18,125	$2.50	1/4/2013
Granted to investors in private placement	255,000	$1.50	2/3/2013
Granted to investors in private placement	280,000	$2.50	2/3/2013
Granted to placement agent in private placement	1,250	$1.50	2/3/2013
Granted to placement agent in private placement	1,250	$2.50	2/3/2013
Granted to investors in private placement	1,753,000	$1.50	2/8/2013
Granted to investors in private placement	1,753,000	$2.50	2/8/2013
Total outstanding warrants accounted for as equity	11,732,223
Weighted average exercise price		$1.75
Weighted average time to expiration in years			1.37 years
Totals for all warrants outstanding:
Total	12,478,197
Weighted average exercise price		$1.72
Weighted average time to expiration in years			1.35 years

Exercise of Common Stock Warrants

        During the nine months ended September 30, 2011, the Company issued 744,243 shares of Common Stock upon the exercise of warrants to purchase 1,419,470 shares of Common Stock through cashless exercise provisions, and 705,048 shares of Common Stock upon the exercise of warrants for cash, providing gross proceeds to the Company of $1,251,629.  During the nine months ended September 30, 2010, investors effected cashless exercises of warrants to purchase 143,793 shares which resulted in the issuance of 35,714 shares to the investors.

Echo Therapeutics, Inc.
Notes To Consolidated Financial Statements
Quarter Ended September 30, 2011 (Unaudited) - Continued

         During the nine months ended September 30, 2011, the Company contacted certain holders of the Series 1 and Series 2 Warrants to encourage them to exercise their warrants voluntarily by reducing the exercise price on the Series 2 Warrants from $2.50 to $2.00 per share, provided they elected to simultaneously exercise an equal number of Series 1 and Series 2 Warrants. Warrants to purchase an aggregate of 350,000 shares of Common Stock across the Series 1 and Series 2 warrants were exercised under this arrangement during the nine months ended September 30, 2011 and cash proceeds of $612,500 from these transactions were received.  As a result of the reductions in exercise price, the Company recorded $87,500 in deemed dividends for the three and nine months ended September 30, 2011 in the Consolidated Statement of Operations.

(12) LICENSING AND OTHER REVENUE

         Ferndale License of Prelude® SkinPrep System – On May 27, 2009, the Company entered into a License Agreement with Ferndale Pharma Group, Inc. (“Ferndale”) pursuant to which the Company granted Ferndale a license in North America and the United Kingdom to develop, assemble, use, market, sell and export Prelude for skin preparation prior to the application of a topical analgesic or anesthetic cream for local dermal anesthesia or analgesia prior to a  needle insertion or IV procedure (the “Ferndale License”). The Ferndale License has a minimum term of 10 years from the date of the first commercial sale of Prelude product components in North America or the United Kingdom.

         The Company received a licensing fee of $750,000 upon execution of the Ferndale License. The Company recognizes the upfront, nonrefundable payments as revenue on a straight-line basis over the contractual or estimated performance period. During the nine months ended September 30, 2011 and 2010, approximately $168,000 and $76,000, respectively, of the nonrefundable license revenue was recognized. As of September 30, 2011, approximately $73,000 of remaining deferred revenue is recognizable over the next 12 months and is shown in Deferred Revenue amongst current liabilities on the Consolidated Balance Sheet.

         Other Revenue — The Company has retained contract engineering services in connection with product development pursuant to the Ferndale License and the Company is reimbursed by Ferndale for the cost of product development engineering services. Other Revenue of approximately $145,000 and $127,000 related to product development costs incurred was earned during the nine months ended September 30, 2011 and 2010, respectively. The expenses billed to the Company are included in Research and Development expenses in the Consolidated Statement of Operations. There was no markup on expenses from third party vendors.

         Handok License of Symphony® tCGM System – On June 15, 2009, the Company entered into a License Agreement with Handok Pharmaceuticals Co., Ltd. (“Handok”) pursuant to which the Company granted Handok a license to develop, use, market, sell and import Symphony for continuous glucose monitoring for use by medical facilities and/or individual consumers in South Korea (the “Handok License”). The Handok License has a minimum term of 10 years from the date of the first commercial sale of Symphony in South Korea.

         The Company received a licensing fee of approximately $500,000 upon execution of the Handok License. The Company recognizes the upfront, nonrefundable payments as revenue on a straight-line basis over the contractual or estimated performance period. During the nine months ended September 30, 2011, as a result of a change in the amortization period, the Company recorded a charge of approximately $30,000 to nonrefundable license revenue. During the nine months ended September 30, 2010, the Company recognized nonrefundable license revenue of $121,000. As of September 30, 2011, approximately $124,000 of remaining deferred revenue is recognizable over the next 12 months and is shown as Deferred Revenue amongst current liabilities on the Consolidated Balance Sheet.  Approximately $93,000 of the remaining deferred revenue will be earned after 12 months and is shown as non-current Deferred Revenue.

(13)  LITIGATION

Harry G. Mitchell, the former Chief Operating Officer of the Company, resigned from that position in June 2011.  On August 25, 2011, Mr. Mitchell filed a complaint in the Norfolk County Superior Court in Massachusetts against the Company and its Chief Executive Officer, Patrick T. Mooney, claiming, among other things, that he resigned for good reason (as defined under his employment agreement) and is therefore entitled to certain benefits and also to certain payments under state wage payment statutes.  Mr. Mitchell is seeking compensatory damages, an award of attorneys’ fees and costs and other relief.

Echo Therapeutics, Inc.
Notes To Consolidated Financial Statements
Quarter Ended September 30, 2011 (Unaudited) - Continued

On September 28, 2011, the Company filed a Notice of Partial Motion to Dismiss with the Norfolk County Superior Court.   At the time of this filing, Mr. Mitchell has not responded to the Partial Motion to Dismiss.

While the Company believes that it is likely to succeed on the merits, the Company has accrued approximately $400,000 in liability as of September 30, 2011 with respect to this matter, payable in a combination of cash and stock, reflecting the Company’s best estimate of probable loss exposure.

(14)  SUBSEQUENT EVENT

        On October 27, 2011, the Company entered into an agreement with Platinum Long Term Growth VII, LLC (“Platinum”) and Platinum Montaur Life Sciences, LLC (“Montaur”) pursuant to which Platinum and Montaur exercised certain warrants to purchase Common Stock and, in lieu of delivering the cash exercise price for such warrant exercises, Montaur, on behalf of itself and Platinum, surrendered an aggregate of 170.1672 shares of the Series B Stock held by it, with a redemption value of $1,701,672, as full payment for the exercise of the warrants (the “Exchange”). After giving effect to the Exchange, the Company has no issued or outstanding Series B Stock.

As part of the Exchange, Platinum exercised its warrants in full and Montaur exercised certain of its warrants in full and certain of its warrants in part.  In the aggregate, and without giving effect to any beneficial ownership limitation provisions contained in the warrants, the warrant exercises would have resulted in the issuance to Platinum and Montaur of 1,830,895 shares of Common Stock.

In connection with the Exchange, the Company agreed that the exercise price for Montaur’s Series 2 warrants issued in February 2011 to be exercised as part of the Exchange (and only such February 2011 Series 2 warrants) would be reduced from $2.50 per share to $1.50 per share for purposes of the Exchange.

As part of the Exchange, Platinum and Montaur requested, and the Company agreed, that the Company would, in lieu of issuing 1,830,895 shares of Common Stock, issue an aggregate of 1,830.895 shares of Series C Stock to Montaur.

After the Exchange, Montaur holds no shares of Series B Stock and 6,749.001 shares of Series C Stock.

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

Organization

        We are a medical device company developing the Symphony® tCGM (transdermal continuous glucose monitoring) System as a non-invasive, wireless, transdermal continuous glucose monitoring system for use in hospital critical care units and for patients with diabetes.

         In addition to using our needle-free Prelude® SkinPrep System with our Symphony System, we are developing our Prelude System as a platform technology for enhanced skin permeation for the delivery of topical pharmaceuticals (including Lidocaine) as well as for other transdermal reformulations of widely-available specialty pharmaceutical products previously approved by the FDA.

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

        Our product development efforts are principally concentrated on our Prelude and Symphony tCGM Systems. While our medical device product development and clinical programs have made progress, limitations on financial resources in prior years have prevented us from advancing these programs in accordance with original timelines.  With the recent financings completed in the fourth quarter of 2010 and in 2011, we have increased our product and clinical development efforts, manufacturing activities and regulatory planning for Symphony and are in the final stages of manufacturing validation for our Prelude.

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

       Revenue Recognition — To date, we have generated revenue primarily from licensing agreements, including upfront, nonrefundable license fees, and from amounts reimbursed by licensees for third-party engineering services for product development. We recognize revenue when the following criteria have been met:

●	persuasive evidence of an arrangement exists;
●	delivery has occurred and risk of loss has passed;
●	the price to the buyer is fixed or determinable; and
●	collectability is reasonably assured.

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

Results of Operations

Comparison of the Three Months ended September 30, 2011 and 2010

        Licensing Revenue — We signed two licensing agreements during fiscal year 2009, each with a minimum term of ten years, that required non-refundable license payments by the licensees. The non-refundable license payments received in cash totaled $1,250,000. We are recognizing the non-refundable payments as revenue on a straight-line basis over our contractual or estimated performance period. During 2011 and 2010, we adjusted our amortization period for revenue recognition for each of our license arrangements to reflect a revision in the estimated timing of regulatory approval (or clearance).  Accordingly, we determined that an approximately $44,000 charge against license revenue was recognizable in the three months ended September 30, 2011 and $16,000 of license revenue was recognizable in the three months ended September 30, 2010.

        Other Revenue — We retained contract engineering services in connection with our product development for one of our licensees and such costs are reimbursed by the licensee and recorded as other revenue. We recognized approximately $31,000 related to these contract engineering services during the three months ended September 30, 2010. The costs from the contract engineering services are included in research and development expenses on the Statements of Operations. There was no markup on the contract engineering services recorded as other revenue. We did not have any such other revenue during the three months ended September 30, 2011.

        Research and Development Expenses — Research and development expenses increased by approximately $286,000 to approximately $695,000 for the three months ended September 30, 2011 from approximately $409,000 for the three months ended September 30, 2010. Research and development expenses increased primarily as a result of increased engineering and design expenses incurred with outside contractors and personnel relating to the Prelude SkinPrep System and the Symphony tCGM System.

        Research and development expenses amounted to approximately 31% and 43% of total operating expenses during both of the three months ended September 30, 2011 and 2010, respectively, and included product development and regulatory consulting expenses for Prelude and Symphony. Product development and clinical expenses included in research and development expenses for each of the three months ended September 30, 2011 and 2010 represented approximately 89% and 11%, respectively, of research and development expense.

        Selling, General and Administrative Expenses — Selling, general and administrative expenses increased by approximately $981,000 to approximately $1,527,000 for the three months ended September 30, 2011 from approximately $546,000 for the three months ended September 30, 2010. We have experienced increases in personnel costs, legal, and expenses related to the addition of the corporate office in Philadelphia.

        Selling, general and administrative expenses represented 69% and 57% of total operating expenses during the three months ended September 30, 2011 and 2010, respectively. We are not engaged in selling activities and, accordingly, general and administrative expenses relate principally to salaries and benefits for our executive, financial and administrative staff, public company reporting costs, investor relations, legal, accounting and media costs, capital-raising costs, and facilities costs.

        Interest Income — Interest income was approximately $600 and $200 for the three months ended September 30, 2011 and 2010, respectively.

        Interest Expense — Interest expense was approximately $400 and $3,000 for the three months ended September 30, 2011 and 2010, respectively.

         Derivative Warrant Liability Gain (Loss) — Changes in the fair value of the derivative financial instruments are recognized in the Consolidated Statement of Operations as a derivative gain (loss). The primary underlying risk exposure pertaining to the warrants is the change in fair value of the underlying Common Stock. The derivative loss on warrants subject to “down round” provisions for the three months ended September 30, 2011 was approximately $893,000. The derivative gain on warrants subject to “down round” provisions for the three months ended September 30, 2010 amounted to approximately $329,000.  During the three months ended September 30, 2011, warrants with anti-dilution provisions were exercised to purchase 29,625 shares of Common Stock, which resulted in a $72,000 reclassification from derivative warrant liability to additional paid-in capital.  During the three months ended September 30, 2010, no warrants with anti-dilution provisions to purchase shares of Common Stock were exercised.

        Net Loss — As a result of the factors described above, we had a net loss of approximately $1,373,000 for the three months ended September 30, 2011 compared to approximately $583,000 for the three months ended September 30, 2010.

Comparison of the Nine Months ended September 30, 2011 and 2010

        Licensing Revenue — We signed two licensing agreements during fiscal year 2009, each with a minimum term of ten years, that required non-refundable license payments by the licensees. The non-refundable license payments received in cash totaled $1,250,000. We are recognizing the non-refundable payments as revenue on a straight-line basis over our contractual or estimated performance period. During 2011 and 2010, we adjusted our amortization period for revenue recognition for each of our license arrangements to reflect a revision in the estimated timing of regulatory approval (or clearance).  Accordingly, we determined that approximately $199,000 and $198,000 of the non-refundable license revenue was recognizable in the nine months ended September 30, 2011 and 2010, respectively. Approximately $196,000 is recognizable over the next 12 months and is shown as current deferred revenue.

        Other Revenue — We retained contract engineering services in connection with our product development for one of our licensees and such costs are reimbursed and recorded as other revenue.  Other revenue of approximately $145,000 and $127,000 related to such services were recognized and received from our licensee during the nine months ended September 30, 2011 and 2010, respectively. The costs from the contract engineering services are included in research and development expenses in the Consolidated Statements of Operations. There was no markup on the contract engineering services recorded as other revenue.

        Research and Development Expenses — Research and development expenses increased by approximately $470,000 to approximately $2,557,000 for the nine months ended September 30, 2011 from approximately $2,087,000 for the nine months ended September 30, 2010. Research and development expenses increased primarily as a result of increased personnel costs for engineering and design contractors and intellectual property expenses relating to the Prelude SkinPrep System and the Symphony tCGM system.

        Research and development expenses amounted to approximately 43% and 46% of total operating expenses during the nine months ended September 30, 2011 and 2010, respectively, and included product development and regulatory consulting expenses for Prelude and Symphony. Product development and clinical expenses included in research and development expenses for each of the nine months ended September 30, 2011 and 2010 represented approximately 96% and 4%, respectively, of research and development expense.

        Selling, General and Administrative Expenses — Selling, general and administrative expenses increased by approximately $993,000 to approximately $3,428,000 for the nine months ended September 30, 2011 from approximately $2,435,000 for the nine months ended September 30, 2010.  We have experienced increases in personnel costs, legal, and expenses related to the addition of the corporate office in Philadelphia.

        Selling, general and administrative expenses represented 57% and 54% of total operating expenses during the nine months ended September 30, 2011 and 2010, respectively. We are not engaged in selling activities and, accordingly, general and administrative expenses relate principally to salaries and benefits for our executive, financial and administrative staff, public company reporting costs, investor relations, legal, accounting and media costs, capital-raising costs, and facilities costs.

        Interest Income — Interest income was approximately $4,000 for the nine months ended September 30, 2011 compared to approximately $1,400 for the nine months ended September 30, 2010, respectively.

        Interest Expense — Interest expense was approximately $14,000 for the nine months ended September 30, 2011, compared to interest expense of approximately $5,000 for the nine months ended September 30, 2010, an increase of approximately $9,000. The increase relates to non-cash interest expense incurred on a short-term note and a bridge financing note during 2011.

        During the nine months ended September 30, 2011, all short-term debt was either repaid or converted into equity.  A short-term note in the amount of $100,000 was partially converted into 25,000 shares of Common Stock in connection with the November 2010 Financing during January 2011. The balance of $75,000 was paid in cash in January 2011.  The bridge note of $1,000,000 (plus accrued interest) was converted into Series D Stock during January 2011.

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

        Gain (Loss) on Disposal of Assets — We disposed of certain office furniture and equipment at a loss, which was entirely offset by a gain from insurance proceeds on certain other damaged office furniture and equipment, resulting in a net gain of approximately $1,000 in the nine months ended September 30, 2011.

        Derivative Warrant Liability Gain (Loss) — At September 30, 2011 and December 31, 2010, we had outstanding warrants to purchase 12,478,197 and 10,336,292 shares, respectively, of our Common Stock. Included in these warrants are outstanding warrants to purchase 745,974 and 1,356,289 shares, respectively, that are considered to be derivative instruments since the agreements contain “down round” provisions whereby the number of shares covered by the warrants is subject to change in the event of certain dilutive stock issuances. The fair value of these derivative instruments at September 30, 2011 and December 31, 2010 was approximately $1,561,000 and $1,545,000, respectively, and is included in Derivative Warrant Liability, a current liability. Changes in fair value of the derivative financial instruments are recognized in the Consolidated Statements of Operations as a derivative gain (loss). The primary underlying risk exposure pertaining to the warrants is the change in fair value of the underlying Common Stock. The Derivative loss on warrants subject to “down round” provisions for the nine months ended September 30, 2011 was approximately $2,259,000. The Derivative gain on warrants subject to “down round” provisions for the nine months ended September 30, 2010 amounted to approximately $1,001,000. During the nine months ended September 30, 2011, warrants with anti-dilution provisions were exercised to purchase 632,318 shares of Common Stock, which resulted in a $2,242,000 reclassification from Derivative Warrant Liability to Additional Paid-in Capital.  During the nine months ended September 30, 2010, warrants with anti-dilution provisions were exercised to purchase 143,793 shares of Common Stock, which resulted in a $200,000 reclassification from Derivative Warrant Liability to Additional Paid-in Capital.

        Net Loss — As a result of the factors described above, we had a net loss of approximately $7,910,000 for the nine months ended September 30, 2011 compared to approximately $3,000,000 for the nine months ended September 30, 2010.

Liquidity and Capital Resources

        We have financed our operations since inception primarily through private sales of our Common Stock and preferred stock, the issuance of convertible promissory notes, unsecured and secured promissory notes, non-refundable payments received under license agreements and cash received in connection with exercises of Common Stock purchase options and warrants. As of September 30, 2011, we had approximately $2,258,000 of cash and cash equivalents, with no other short term investments.

        Net cash used in operating activities was approximately $4,900,000 for the nine months ended September 30, 2011. The use of cash in operating activities was primarily attributable to the net loss of approximately $7,910,000, offset by non-cash expenses of approximately $30,000 for depreciation and amortization, $566,000 for share-based compensation expense, $385,000 for the fair value of stock, warrants and options issued for services, and $12,000 in non-cash interest expense relating to short-term promissory notes.  Included in net loss is a non-cash derivative loss of approximately $2,259,000 as a result of changes in the fair value of the common stock underlying the warrants.  Decreases in deferred revenue relating to license agreements, accounts payable and prepaid expenses and other assets reduced cash available for operations by approximately $703,000, while increases in accrued expenses increased cash available for operations by approximately $357,000.

        Net cash used in investing activities was approximately $25,000 for the nine months ended September 30, 2011. Cash of approximately $266,000 was provided by a decrease in restricted cash in escrow at December 31, 2010 related to the closing of a financing transaction in January 2011. Cash of approximately $291,000 was used to purchase property and equipment and advances for manufacturing equipment during the nine months ended September 30, 2011.

        Net cash provided by financing activities was approximately $5,841,000 for the nine months ended September 30, 2011. We received approximately $4,876,000 in net proceeds from the sale of Common Stock, warrants to purchase Common Stock, convertible preferred stock, and approximately $1,318,000 from the exercise of Common Stock warrants and options.  We also received $925,000 in net proceeds from the issuance of short-term promissory notes, net of repayments. Principal payments on capitalized lease obligations used approximately $2,000 during the nine months ended September 30, 2011.

        At September 30, 2011, we had outstanding warrants to purchase 12,478,197 shares of Common Stock at exercise prices ranging from $0.50 to $2.50.

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

        During the nine months ended September 30, 2011, we entered into additional subscription agreements with investors for a total of 35.66 units (not including the 11.4 units above).  We received proceeds from these subscriptions in the amount of $891,500, which included proceeds of $25,000 in the form of extinguishment of a 2010 short-term note.  Pursuant to these subscriptions, including the subscription receivable, we issued an aggregate of 607,625 Series-1 Warrants and 607,625 Series-2 Warrants to the investors and placement agents.

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

        We continue to aggressively pursue additional financing from existing relationships (prior shareholders, investors and lenders) and from new investors through placement agents and investment bankers to support operations, including our product and clinical development programs. During the nine months ended September 30, 2011, we raised approximately $3,599,000 in cash (net of expenses) from our Common Stock offerings and a new offering of Series D Stock.  In addition during that period, we received cash in the amount of approximately $1,251,000 as a result of Common Stock warrant exercises.  We also received cash in the amount of approximately $67,000 as a result of stock option exercises.

        We have demonstrated the ability to manage our costs aggressively and increase our operating efficiencies while advancing our medical device product development and clinical programs.  During the nine months ended September 30, 2011, we managed the extent of our medical device product development, clinical and operating costs while pursuing necessary funding. In order to advance our product and clinical development programs, establish contract manufacturing and support our licensee for the manufacture of Prelude, pursue FDA approval for Symphony and support our operating activities, we expect our monthly operating costs associated with salaries and benefits, regulatory and public company consulting, contract engineering and manufacturing, legal and other working capital costs to increase. In the past, we have relied primarily on raising equity capital in order to meet our operating budget and to achieve our business objectives, and we plan to continue that practice in the future. Although we have been successful in the past with raising sufficient capital, we will continue to vigorously pursue additional financing as necessary to meet our business objectives; however, there can be no guarantee that additional capital will be available in sufficient amounts on terms favorable to us, if at all.

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

        Our ability to fund our future operating requirements will depend on many factors, including the following:

●	our ability to obtain funding from third parties, including any future collaborative partners, on reasonable terms;
●	our progress on research and development programs;
●	the time and costs required to gain regulatory approvals;
●	the costs of manufacturing, marketing and distributing our products, if successfully developed and approved;
●	the costs of filing, prosecuting and enforcing patents, patent applications, patent claims and trademarks;
●	the status of competing products; and
●	the market acceptance and third-party reimbursement of our products, if successfully developed and approved.

        During the nine months ended September 30, 2011 and 2010, we have not redeemed any warrants.  During the nine months ended September 30, 2011, we issued 744,243 shares of Common Stock upon the exercise of warrants to purchase 1,419,470 shares of Common Stock through cashless exercise provisions, and warrants to purchase 705,048 shares of Common Stock were exercised for cash, providing gross proceeds to us of approximately $1,251,000.  During the nine months ended September 30, 2010, Common Stock warrants to purchase 143,793 shares were exercised through a cashless exercise provision and no warrants were exercised for cash.

        In August 2011 we filed a universal shelf registration statement on Form S-3 with the SEC to raise up to $75,000,000 in capital. This registration statement was declared effective on October 28, 2011.

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

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings.

        The material set forth in Note 13 of the Notes to Consolidated Financial Statements in Part I, Item 1. of this Quarterly Report on Form 10-Q is incorporated herein by reference.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

During the three months ended September 30, 2011, the Company issued 14,000 shares of Common Stock with a fair value of approximately $45,000 to a vendor for investor relations services.  The shares were issued in a transaction not involving any public offering pursuant to an exemption from registration under Section 4(2) of the Securities Act.

Item 6.	Exhibits.

        The Exhibits listed in the Exhibit Index immediately preceding such Exhibits are filed with or incorporated by reference in this report, except as noted.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ECHO THERAPEUTICS, INC.

Date: November 7, 2011	By:	/s/ Patrick T. Mooney, M.D.
Patrick T. Mooney, M.D.
Chief Executive Officer and Chairman of the Board
(Duly authorized officer of the Registrant)

	By:	/s/ Christopher P. Schnittker, CPA
Christopher P. Schnittker, CPA
Chief Financial Officer and Treasurer
(Principal Financial Officer)

 EXHIBIT INDEX

Exhibit No.	Item

10.1	Second Amendment dated January 13, 2009 to Lease between CRP-2 Forge, LLC and Registrant.

10.2	Third Amendment dated September 30, 2009 to Lease between CRP-2 Forge, LLC and Registrant.

10.3	Fourth Amendment dated November 29, 2010 to Lease between CRP-2 Forge, LLC and Registrant.

10.4	Amendment to Employment Agreement dated May 13, 2011 between Harry G. Mitchell and Registrant.

31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following materials from Echo Therapeutics, Inc.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, formatted in XBRL (Extensible Business Reporting Language), (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Cash Flows, and (iv) Notes to Consolidated Financial Statements.*

*
Pursuant to Rule 406T of Regulation S-T, the XBRL (Extensible Business Reporting Language) information included in Exhibit 101 hereto is deemed furnished and not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.