Form 10-K
period 2011-12-31
Echo Therapeutics, Inc.
filed 2012-03-15
CIK 1031927

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

  For the fiscal year ended: December 31, 2011

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

COMMISSION FILE NUMBER 000-23017

ECHO THERAPEUTICS, INC.
(Exact name of registrant as specified in its charter)

Delaware	41-1649949
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

8 Penn Center, 1628 JFK Blvd., Suite 300, Philadelphia, PA	19103
(Address of principal executive offices)	(Zip Code)

(Registrant’s telephone number, including area code)
(215) 717-4100

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑

The approximate aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2011, based upon the closing price of such stock on that date, was approximately $122,580,000.

The number of shares of the registrant’s common stock outstanding as of March 13, 2012 was 38,594,522.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement (the “Proxy Statement”) to be filed with the Securities and Exchange Commission (“SEC”) relative to the registrant's 2012 Annual Meeting of Shareholders are incorporated by reference into Part III of this Form 10-K.

ECHO THERAPEUTICS, INC.

2011 ANNUAL REPORT ON FORM 10-K

-i-

In this report, the “Company”, “Echo,” “we,” “us,” and “our” refer to Echo Therapeutics, Inc. “Common Stock” refers to Echo’s Common Stock, $0.01 par value.

We own or have rights to various copyrights, trademarks and trade names used in our business, including the following: Symphony® tCGM System, Prelude® SkinPrep System, AzoneTS™ and Durhalieve™.

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

-ii-

PART I

ITEM 1.  BUSINESS

 We are a transdermal medical device company with significant expertise in advanced skin permeation technology.  We are developing our Prelude® SkinPrep System ("Prelude") as a platform technology to allow for painless and significantly enhanced skin permeation that will enable both needle-free drug delivery and analyte extraction.  Utilizing this technology, we are developing our needle-free Symphony® tCGM System, or Symphony, as a non-invasive, wireless, transdermal continuous glucose monitoring, or tCGM, system for use in hospital critical care units and for people with diabetes.

Medical Device Overview

We are developing Prelude as a platform technology to allow for significantly enhanced and painless skin permeation that will enable two important applications:

•	Analyte extraction with Symphony for needle-free, continuous glucose monitoring of hospital patients (critical care) as the first application; and

•	Needle-free drug delivery.

Additional applications for painless, needle-free analyte extraction and topical and systemic delivery of drugs are planned.

Prelude SkinPrep System

We are developing Prelude as a safe, effective, easy-to-use and low-cost transdermal skin preparation device for Symphony to enhance the access to the interstitial fluids and enhance the flow of molecules across the protective membrane of the stratum corneum, the outmost protective layer of the skin. Prelude incorporates our patented skin abrasion control technology into a comfortable, hand-held device used to prepare a small area of the skin for the non-invasive sensor components of Symphony. We have successfully used Prelude to increase the permeability of the skin, allowing for analyte extraction and small molecule drug delivery in both internal studies and external feasibility clinical studies for people with and without diabetes.

We believe Prelude can also be positioned in the transdermal drug delivery market. We expect that the localized removal of the stratum corneum created by Prelude will potentially provide a safe and cost effective skin permeation process for the delivery of topical pharmaceuticals. We believe our Prelude skin permeation process has the potential to increase skin permeation up to 100 times greater than untreated skin, perhaps making it possible to deliver a wide array of large molecule drugs.

The key feature of our Prelude System is our patented feedback mechanism to achieve optimal and pain-free skin preparation for our transdermal sensing technologies. Prelude’s proprietary, patented feedback control mechanism consists of software, microprocessor controlled circuit and measuring electrodes. While Prelude is in operation, the circuit measures the real-time electrical conductivity of the abraded skin site compared with the subject’s intact skin site. Prelude turns off automatically when the conductivity measurement reaches the effective output as established by the software, thus producing individualized, optimal skin preparation. As a result, Prelude only removes the outermost layer of the epidermis, the stratum corneum, which is about 0.01 mm thick and consists of only dry, dead skin cells. With the advantages of our proprietary feedback control mechanism, we believe the skin permeation process is safe, effective, and pain-free.

Partnership with Ferndale Pharma Group

During 2009, we entered into a licensing agreement with Ferndale Pharma Group, Inc. ("Ferndale"), a market leader in advanced skincare and topical therapeutic products. Under the terms of the agreement, we granted Ferndale the right to develop, market, sell and distribute Prelude for skin preparation prior to the application of topical anesthetics or analgesics prior to a wide range of needle-based medical procedures in North America and the United Kingdom. This partnership allows our skin permeation technology platform to be combined with Ferndale’s leadership in the topical anesthetic market.

Symphony tCGM System

Our lead medical device program involved with analyte extraction is Symphony, a non-invasive (needle-free), wireless, transdermal continuous glucose monitoring ("tCGM") system designed to provide reliable, real-time blood glucose data conveniently, continuously and cost-effectively. Symphony incorporates Prelude (our proprietary skin preparation device), a transdermal sensor, a wireless transmitter and a data display monitor.  The transdermal sensor component consists of an electro-chemical glucose sensor and a short-range wireless transmitter.  When the sensor is placed on the prepared site, it uses glucose oxidase to generate a continuous current that is proportional to the concentration of blood glucose in the vessels beneath the epidermis. The signals are then transmitted to a remote monitor.  The wireless remote monitor converts the data to a blood glucose measurement based on the reference value that was entered during the calibration step.  The monitor would display blood glucose readings and rates of increase and decrease, and would contain customizable early-warning alarms for hypo- or hyperglycemia.

Partnership with Handok Pharmaceuticals

During 2009, we entered into a license agreement with Handok Pharmaceuticals Co., Ltd. ("Handok"), the largest diabetes care-focused pharmaceutical company in South Korea. Under the terms of the agreement, we granted Handok the right to develop, market, sell and distribute Symphony to medical facilities and individuals in South Korea.

Specialty Pharmaceuticals Overview

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

Market Opportunities

Symphony tCGM System

Hospital Critical Care Market

We believe Symphony has the potential to offer a non-invasive, wireless, tCGM solution for use in the rapidly emerging hospital critical care market. A primary cause of infection in critically ill patients is hyperglycemia resulting from insulin resistance and total parenteral nutrition even if they have no previous history of diabetes. Clinical studies have demonstrated that intensive insulin therapy to maintain tight glycemic control ("TGC") significantly reduces patient mortality, complications and infection rates, as well as hospital stays, services and overall hospital costs.

Regular monitoring of blood glucose levels is rapidly becoming a necessary procedure performed by hospital critical care personnel to achieve tight glycemic control and ensure improved patient outcomes.  Approximately 80% of ICU’s in the U.S. have protocols in place for tight glycemic control for all ICU patients, regardless of whether they have diabetes or not. A growing body of scientific research has validated the use of tight glycemic control in the critical care setting.  Medicare’s “no-pay” guideline for complications associated with hypo- and hyperglycemic glucose levels has driven a movement to institute tighter glycemic controls by adding it to the list of Hospital Acquired Conditions ("HAC").

Today, standard practice by critical care nurses is to periodically measure blood glucose at the patient’s bedside.   The work associated with tight glycemic control is burdensome and costly. According to a study completed by the American Journal of Critical Care ("AJCC"), up to two hours per day is currently required for tight glycemic control for each patient.  The daily cost of tight glycemic control is estimated to be $200 per patient.  We believe that a needle-free CGM system such as Symphony will save valuable nursing time and expense by avoiding the need for frequent blood glucose sampling, in addition to providing more clinically relevant, real-time glucose level and trending information needed to develop better control algorithms for insulin administration.

Diabetes Home Use Market

Diabetes is a chronic and life-threatening disease caused by the body’s inability to produce or properly use insulin, a key hormone the body uses to manage glucose, which fuels the cells in the body. According to the American Diabetes Association ("ADA"), about 26 million people in the United States, or approximately eight percent (8%) of the population, have diabetes, including over 7 million people who remain unaware that they have the disease. In addition, before people develop type 2 diabetes, they usually have “pre-diabetes,” or blood glucose levels that are higher than normal but not yet high enough to be diagnosed as diabetes. According to the ADA, there are 79 million people in the United States who have pre-diabetes.

When blood glucose levels are high, diabetes patients often administer insulin to reduce their blood glucose level.  This is particularly critical for the approximately 1.8 million people with Type 1 diabetes who are incapable of creating insulin on their own to metabolize glucose and hence are in greater need for more intensive insulin management.  Unfortunately, insulin administration can reduce blood glucose levels below the normal range, causing hypoglycemia. In cases of severe hypoglycemia, diabetes patients risk severe and acute complications, such as loss of consciousness or death. Due to the drastic nature of acute complications associated with hypoglycemia, many diabetes patients are afraid of sharply reducing their blood glucose levels and often remain in a hyperglycemic state, exposing themselves to long-term complications of that condition.

According to the ADA, the cost of diabetes care in the United States in 2007 was more than $174 billion, including $116 billion in excess medical expenditures attributed to diabetes and $58 billion in reduced national productivity. The ADA estimates that people with diabetes, on average, have medical expenditures that are approximately 2.3 times higher than the expenditures would be in the absence of diabetes and that approximately one in ten healthcare dollars is attributed to diabetes. A significant portion of overall diabetes care costs, approximately $12 billion according to industry sources, is attributable to costs associated with monitoring blood glucose levels, and that market segment is projected to grow substantially to almost $20 billion by 2015 as patients and their physicians seek ways to manage glucose levels more effectively.

Importance of Continuous Blood Glucose Monitoring

We believe that continuous blood glucose monitoring ("CGM") can be an important part of a diabetes patient’s daily disease management program. Continuous blood glucose monitoring can help plan diabetes treatment, guide day-to-day choices about diet, exercise and insulin use, and avoid unwanted low blood glucose (hypoglycemia) and high blood glucose (hyperglycemia) events and the complications that they can cause. Blood glucose levels are affected by many factors such as the carbohydrate and fat content of food, exercise, stress, illness, and variability in insulin absorption among others; therefore, it is often challenging for diabetes patients to avoid frequent and unpredictable excursions above or below normal glucose levels. Patients are often unaware that their glucose levels are either too high or too low, resulting in their inability to tightly control their glucose levels and prevent the complications associated with unwanted glucose excursions.

In an attempt to achieve and maintain blood glucose levels within a desired range, diabetes patients must measure their glucose levels. The ADA recommends that patients test their blood glucose levels three or more times per day; however, despite evidence that intensive glucose management reduces the long-term complications associated with diabetes, industry sources estimate that people with diabetes test, on average, less than twice per day. We believe Symphony has the potential to improve patient compliance with frequent glucose testing, achieve better glucose control and make a positive impact on overall day-to-day diabetes management.

Prelude SkinPrep System

Faster onset of action is often the key challenge for topical pharmaceuticals as therapies need to migrate through the epidermal layer of the skin before accessing the interstitial fluids and the bloodstream.  We believe that removing the stratum corneum with Prelude has the potential to facilitate and expedite the drug delivery process of many topical treatments.  According to IMS estimates, the prescription-based U.S. topical pharmaceutical market is $2.5 billion, growing approximately 8% per year.

Furthermore, as the need to pass through the skin has historically limited topical treatments to smaller molecules, clinical studies have demonstrated the potential for Prelude to facilitate the passage of large molecular weight protein and carbohydrate drugs, such as insulin and heparin, respectively.

Competition

The industry in which we operate is extremely competitive. The markets for glucose monitoring and drug delivery devices are particularly competitive, subject to rapid change and significantly affected by new product introductions and other market activities of industry participants.  We expect that any products that we develop will compete primarily on the basis of product efficiency, safety, patient convenience, reliability, availability and price; however, there can be no assurance that we will successfully develop technologies and products that are more effective, safer, more convenient, more reliable, more available or more affordable than those being developed by our current and future competitors.

The diabetes testing market is largely composed of blood glucose meters and test strips.  Products from Roche, Johnson & Johnson, Bayer and Abbott Laboratories comprise 85-90% of the diabetes testing market.  These competitors’ products read blood glucose levels via a small blood sample placed on a test strip that is inserted into a glucose meter.  We believe single-point finger stick devices provide limited information because patients only get single blood glucose values.  Furthermore, these devices can be painful, difficult to use, and inconvenient.  These limitations create an opportunity for a painless, continuous glucose monitoring system that can provide blood glucose trends and is easy to use.

Several companies are developing or currently marketing continuous glucose monitoring products for diabetes home-use purposes that will compete directly with Symphony. To date, Abbott, Cygnus, Inc., DexCom, Inc., and Medtronic, Inc., have received approval from the FDA for continuous glucose monitors for diabetes home-use purposes. To our knowledge, the products originally developed and marketed by Cygnus and Abbott are no longer actively marketed in the United States. No company has received FDA approval for a device for continuous glucose monitoring in a hospital setting, but Edwards Lifesciences Corporation, Luminous Medical, Inc., Optiscan Biomedical Corp. and Glumetrics Inc. are among those companies actively developing continuous or near-continuous glucose monitoring devices for use in a hospital setting.  Researchers are currently working to combine continuous glucose monitoring devices and insulin pumps to form a closed-loop system in which people with diabetes continuously receive insulin through a pump based on the frequent glucose measurements provided by CGM.

We believe Symphony has the following competitive advantages against other currently marketed CGM systems:

•
Symphony is needle-free.  There are currently no other CGM products on the market that are needle-free.  It reduces the risk of infection and cross contamination in the hospital setting.  In the home-use market, it reduces any pain associated with current CGM technologies.

•	Symphony can transmit data over 75 feet away making it an ideal solution for the hospital. Other products on the market are designed for five to ten foot ranges.

•
Symphony has a short, one-hour warm-up period.  All CGMs have a warm-up period during which the sensors begin to consistently measure glucose levels.  Commercially available systems take two or more hours to warm-up.

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

FDA Pre-Market Approval and Clearance Processes for Medical Devices

Generally, medical devices require either a prior 510(k) clearance or a pre-market approval ("PMA") from the FDA before they may be marketed in the United States.

510(k) Clearance

Some products may qualify for clearance under a pre-market notification, or 510(k) procedure, in which the manufacturer provides to the FDA a pre-market notification that it intends to begin marketing the product, and demonstrates to the FDA’s satisfaction that the product is substantially equivalent to a legally marketed device. A product is considered substantially equivalent if it has the same intended use, and also has either the same technological characteristics (as defined in the Federal Food, Drug, and Cosmetic Act (FD&CA)), or if the product has different technological characteristics, the information submitted in the pre-market notification demonstrates that the product is as safe and effective as a legally marketed device and does not raise different questions of safety and effectiveness than a legally marketed device. Marketing may commence when the FDA issues a clearance letter.

PMA

If a medical device does not qualify for the 510(k) procedure, the FDA must approve a PMA before marketing can begin. PMA applications must demonstrate, among other matters, that the medical device is safe and effective. The PMA approval process is typically more comprehensive than the 510(k) process, and usually requires pre-clinical and extensive clinical studies. Further, before the FDA will approve a PMA, the manufacturer must pass an inspection demonstrating its compliance with the requirements of the FDA’s quality system regulations. FDA requests for additional studies during the review period are not uncommon and can significantly delay approvals.

In order to obtain marketing clearance for Symphony, we will be required to file a PMA that demonstrates the safety and effectiveness of the product.

Additional FDA Regulations

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

FDA Approval for Pharmaceutical Products

In the United States, the FDA regulates drugs under FD&CA and implementing regulations. Before a drug may be marketed in the United States, preclinical laboratory tests, animal studies and formulation studies must be conducted under the FDA’s current good laboratory practices, followed by submission to the FDA of an investigational new drug (IND) for human clinical testing. This must become effective before human clinical trials may begin and must include independent institutional review board approval at each clinical site before the trial is initiated.

If clinical trials are permitted to commence, they are typically conducted in three sequential phases, but the phases may overlap or be combined. Phase 1 trials usually involve the initial introduction of the investigational drug into humans to evaluate the product candidate’s safety, dosage tolerance and pharmacodynamics and, if possible, to gain an early indication of its effectiveness. Phase 2 trials usually involve controlled trials in a limited patient population to evaluate dosage tolerance and appropriate dosage, identify possible adverse effects and safety risks and evaluate the preliminary efficacy of the drug candidate for specific indications. Phase 3 trials usually further evaluate clinical efficacy and test further for safety in an expanded patient population.

Assuming successful completion of the required clinical testing, the results of the preclinical studies and of the clinical studies, together with other detailed information, including information on the chemistry, manufacture and control criteria of the product, are submitted to the FDA in the form of a New Drug Application (NDA) requesting approval to market the product candidate for one or more indications. The FDA reviews a NDA to determine, among other things, whether a product candidate is safe and effective for its intended use and whether its manufacturing is current GMP-compliant to assure and preserve the product candidate’s identity, strength, quality and purity. The FDA may refuse to accept and review insufficiently complete applications.

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

Other U.S. Regulation

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

We must also comply with numerous federal, state and local laws relating to matters.  We cannot be sure that we will not be required to incur significant costs to comply with these laws and regulations in the future or that these laws or regulations will not hurt our business, financial condition and results of operations.

International Regulation

In addition to regulations in the United States, we will be subject to a variety of foreign regulations governing clinical trials and commercial sales and distribution of our products. Whether or not we obtain FDA approval for a product, we must obtain approval of a product by the comparable regulatory authorities of foreign countries before we can commence clinical trials or marketing of the product in those countries. The approval process varies from country to country, and the time may be longer or shorter than that required for FDA approval. The requirements governing the conduct of clinical trials, product licensing, pricing and reimbursement vary greatly from country to country.  There is a trend toward harmonization of quality system standards among the European Union, United States, Canada, and various other industrialized countries.

The primary regulatory environment in Europe is that of the European Union which includes most of the major countries in Europe.  Companies are required to obtain CE Mark prior to sale of some medical devices within the European Union and in other countries that recognize the CE Mark.  During this process, the company must demonstrate compliance with the International Organization for Standardization’s manufacturing and quality standards.  In order for us to market our products outside of the European Union, regulatory approval needs to be sought on a country-by-country basis.  Failure to obtain necessary foreign government approvals or successfully comply with foreign regulations could hurt our business, financial condition and results of operations.

Research and Development

We believe that ongoing research and development, or R&D, efforts are essential to our success.  A major portion of our operating expenses to date is related to our research and development activities. R&D expenses generally consist of internal salaries and related costs, and third-party vendor expenses for product design and development, product engineering and contract manufacturing. In addition, R&D costs include regulatory consulting, feasibility product testing (internal and external) and conducting nonclinical and clinical studies. R&D expenses were approximately $3,796,000 and $2,579,000, for the years ended December 31, 2011 and 2010, respectively. We intend to maintain our strong commitment to R&D as an essential component of our product development efforts. Licensed or acquired technology developed by third parties may be an additional source of potential products; however, our ability to raise sufficient financing may impact our level of R&D spending.

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

We have contracted with several engineering and product design firms related to the final product development of Symphony.  Also, we engaged a third-party contract manufacturer for the tooling, assembly and testing of Prelude for sale to our licensee, Ferndale.  Our policy is to use third-party manufacturers that comply with the FDA’s GMP requirements and other rules and regulations prescribed by domestic and foreign regulatory authorities.

If our product candidates are approved, we believe that qualified suppliers and manufacturers for such medical device and pharmaceutical products will be available in the future, at a reasonable cost to us, although there can be no assurance that this will be the case.

Intellectual Property

 We maintain a comprehensive U.S. and international portfolio of intellectual property that we consider to be of material importance in protecting our technologies. Our success depends primarily on our ability to establish and maintain the proprietary nature of our technology through the patent process. As of December 31, 2011, we have obtained 12 U.S. patents and 42 foreign patents, and had an additional 7 U.S. patents and 32 foreign patents pending.  Some of our earliest patents begin expiring in 2019.  In order to protect our proprietary technologies, we also rely on a combination of trademark, copyright and trade secret protection, as well as confidentiality agreements with employees, consultants and third parties.

The intellectual property surrounding Symphony focuses on, among other things, the hydrogel for glucose sensing and the methods and materials related to the measurement of body fluids using the hydrogel and the associated device.  We also have intellectual property in skin permeation control for enhanced drug delivery and transdermal diagnostics in the field of medical devices, and reformulations of topical products in the field of specialty pharmaceuticals.

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

Employees

We have currently 29 employees.  In addition to these individuals, we utilize outside contract engineering and contract manufacturing firms to support our operations. We have engaged a clinical research organization and several consulting firms involved with investor relations, regulatory strategy and clinical trial planning. We plan to increase the number of employees in the areas of clinical research and testing, engineering and sales and marketing.

Company Information

Our principal executive offices are located at 8 Penn Center, 1628 JFK Blvd., Suite 300, Philadelphia, PA 19103 and our telephone number is (215) 717-4100.

We were incorporated in Delaware in September 2007 under the name Durham Pharmaceuticals Acquisition Co.  In June 2008, we completed a merger with our parent company, Echo Therapeutics, Inc., a Minnesota corporation formerly known as Sontra Medical Corporation, for the purpose of changing its state of incorporation from Minnesota to Delaware.  We were the surviving corporation in the merger, and all outstanding common stock of Echo Therapeutics, Inc., a Minnesota corporation, was exchanged for our Common Stock.

We make our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports available through our website, free of charge, as soon as reasonably practicable after we file such material with, or furnish it to the SEC. Our NASDAQ Capital Market symbol is “ECTE” and our corporate website is www.echotx.com. The contents of our website are not part of this Report and our internet address is included in this document as an inactive textual reference only.

ITEM 1A.  RISK FACTORS

Risks related to our financial results, financial reporting and need for financing

We continue to require substantial amounts of capital, without which we will be unable to develop or commercialize our product candidates.

Our development efforts to date have consumed and will continue to require substantial amounts of capital in connection with the research and development of Symphony and Prelude. As we conduct more advanced development of our product candidates, we will need significant funding to complete our product development programs and to pursue product commercialization. Our ability to conduct our research, development and planned commercialization activities associated with our product pipeline is highly dependent on our ability to obtain sufficient financing. Our capital requirements may vary from what we expect. There are factors, a number of which are outside our control, that may accelerate our need for additional financing, including:

•	the costs, timing and risks of delay of obtaining regulatory approvals;

•	the expenses we incur in developing, selling and marketing our products;

•
the costs of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights; the revenue generated by sales of our product candidates currently under development and any other future products that we may develop;

•	the rate of progress and cost of our clinical trials and other development activities;

•	the success of our research and development efforts;

•	the emergence of competing or complementary technological developments;

•	the terms and timing of any collaborative, licensing and other arrangements that we may establish; and

•	the acquisition of businesses, products and technologies, although we currently have no commitments or agreements relating to any of these types of transactions.

We expect to seek funding through public or private financings or from existing or new licensing and collaboration agreements; however, the market for stock of companies in the medical device sector in general, and the market for our common stock in particular, is highly volatile. Due to market conditions and the development status of our product pipeline, additional funding may not be available to us on acceptable terms, or at all. If we are unable to obtain additional financing, we may not be able to meet our research, development and commercialization goals, which in turn could adversely affect our business.

We have a history of operating losses and we expect our operating losses to continue for the foreseeable future.

We have generated limited revenue and have had operating losses since inception, including a net loss of approximately $16,722,000 for the year ended December 31, 2011. We had an accumulated deficit of approximately $81,570,000 as of December 31, 2011. We have no current sources of material ongoing revenue, other than the recognition of revenue from upfront license fees and potential future milestone payments and royalties under our current license and collaboration agreements. Our losses have resulted principally from costs incurred in connection with our research and development activities and from general and administrative costs associated with our operations. We also expect to have negative cash flows for the foreseeable future as we fund our operating losses and capital expenditures. This will result in decreases in our working capital, total assets and stockholders’ equity, which may not be offset by future funding.

If we are not able to commercialize our product candidates, we may never generate sufficient revenue to achieve profitability, and even if we achieve profitability, we may not be able to sustain or increase it on a quarterly or annual basis. We expect our operating losses to continue and increase for the foreseeable future as we continue to expend substantial resources to conduct research and development, seek to obtain regulatory approval for Symphony and Prelude, identify and secure collaborative partnerships, and manage and execute our obligations in current and possible future strategic collaborations. Our failure to become and remain profitable may depress the market price of our common stock and could impair our ability to raise capital, expand our business, diversify our product offerings or continue our operations.

Securities we issue to fund our operations could dilute our stock or otherwise adversely affect our stockholders.

We will likely need to raise substantial additional funds through public or private equity or debt financings to fund our operations. In order to raise additional capital, we may in the future offer additional shares of our Common Stock or other securities convertible into or exchangeable for our Common Stock. If we raise funds by issuing equity securities, the percentage ownership of current stockholders may be significantly reduced, including as a result of any issuance of warrants, and the new equity securities may have rights, preferences or privileges senior to those of our existing stockholders. If we raise additional funds through debt financing, the debt may involve significant cash payment obligations or covenants that could restrict our ability to operate our business and make distributions to our stockholders.

We have significant intangible assets, and any impairment of intangibles could significantly impact our financial condition and results of operations.

Technology-related intangible assets, such as patents, drug master files and in-process research and development, represent a significant portion of our assets. As of December 31, 2011, these intangible assets comprised approximately 49% of our total assets. Intangible assets are subject to an impairment analysis whenever events or changes in circumstances indicate the carrying amount of the asset may not be recoverable. Additionally, indefinite lived assets are subject to an impairment test at least annually. A significant portion of our intangible assets relates to our Durhalieve™ and AzoneTS™ pharmaceutical product candidates that we acquired in 2007. If we abandon or do not continue our efforts to develop these product candidates, the value of the related assets will become impaired. Other events giving rise to impairment are an inherent risk in our industry and cannot be predicted. As a result of the significance of our intangible assets, our results of operations and financial position in a future period could be negatively impacted should an impairment occur.

Changes in financial accounting standards or practices or taxation rules or practices may cause adverse unexpected revenue and/or expense fluctuations and affect our reported results of operations.

Changes in accounting standards or practices or in existing taxation rules or practices could have a significant effect on our reported results and may even affect our reporting of transactions completed before the change is effective. New accounting pronouncements and taxation rules and varying interpretations of accounting pronouncements and taxation practices have occurred and may occur in the future. The methods by which we intend to market and sell our product candidates, if commercialized, may have an impact on the manner in which we recognize revenue. In addition, changes to existing rules or the questioning of current practices may adversely affect our reported financial results or the way we conduct our business. Changes in taxation rules related to stock options and other forms of equity compensation could also have a significant negative effect on our reported results. Additionally, changes to accounting rules or standards, such as the potential requirement that U.S. registrants prepare financial statements in accordance with International Financial Reporting Standards, may adversely impact our reported financial results and business, and may further require us to incur greater accounting fees.

Valuation of share-based payments, which we are required to perform for purposes of recording compensation expense under authoritative guidance for share-based payments, involves significant assumptions that are subject to change and difficult to predict.

We record compensation expense in the consolidated statement of operations for share-based payments, such as employee stock options, using the fair value method. The requirements of the authoritative guidance for share-based payments have had and will continue to have a material effect on our future financial results reported under GAAP and make it difficult for us to accurately predict the impact on our future financial results.

For instance, estimating the fair value of share-based payments is highly dependent on assumptions regarding the future exercise behavior of our employees and changes in our stock price. Our share-based payments have characteristics significantly different from those of freely traded options, and changes to the subjective input assumptions of our share-based payment valuation models can materially change our estimates of the fair values of our share-based payments. In addition, the actual values realized upon the exercise, expiration, early termination or forfeiture of share-based payments might be significantly different than our estimates of the fair values of those awards as determined at the date of grant. Moreover, we rely on third parties that supply us with information or help us perform certain calculations that we employ to estimate the fair value of share-based payments. If any of these parties do not perform as expected or make errors, we may inaccurately calculate actual or estimated compensation expense for share-based payments.

The authoritative guidance for share-based payments could also adversely impact our ability to provide accurate guidance on our future financial results as assumptions that are used to estimate the fair value of share-based payments are based on estimates and judgments that may differ from period to period. We may also be unable to accurately predict the amount and timing of the recognition of tax benefits associated with share-based payments as they are highly dependent on the exercise behavior of our employees and the price of our stock relative to the exercise price of each outstanding stock option.

For those reasons, among others, the authoritative guidance for share-based payments may create variability and uncertainty in the share-based compensation expense we will record in future periods, which could adversely impact our financial results and, in turn, our stock price and increase our expected stock price volatility as compared to prior periods.

If we are unable to successfully maintain effective internal control over financial reporting, investors may lose confidence in our reported financial information, and our stock price and our business may be adversely impacted.

As a public company, we are required to maintain internal control over financial reporting, and our management is required to evaluate the effectiveness of our internal control over financial reporting as of the end of each fiscal year. Additionally, we are required to disclose in our Annual Reports on Form 10-K our management’s assessment of the effectiveness of our internal control over financial reporting. If we are not successful in maintaining effective internal control over financial reporting, there could be inaccuracies or omissions in the consolidated financial information we are required to file with the SEC. Additionally, even if there were no inaccuracies or omissions, we would be required to publicly disclose the conclusion of our management that our internal control over financial reporting or disclosure controls and procedures were not effective. Furthermore, our independent registered public accounting firm is required to report on whether or not they believe that we maintained, in all material respects, effective internal control over financial reporting. These events could cause investors to lose confidence in our reported financial information, adversely impact our stock price, result in increased costs to remediate any deficiencies, attract regulatory scrutiny or lawsuits that could be costly to resolve and distract management’s attention, limit our ability to access the capital markets or cause our stock to be delisted from the NASDAQ Capital Market or any other securities exchange on which it is then listed.

Risks related to our Common Stock

Our principal stockholders own a significant percentage of our stock and will be able to exercise significant influence over our affairs.

Our executive officers, directors and principal stockholders holding at least 5% of our Common Stock on an as-converted basis, assuming the exercise and conversion of all currently outstanding exercisable and convertible securities, own approximately 40% of our outstanding capital stock. Accordingly, these stockholders may continue to have significant influence over our affairs. Additionally, this significant concentration of share ownership may adversely affect the trading price of our Common Stock, because an investor could perceive disadvantages in owning stock of a company with a concentration of ownership. This concentration of ownership could also have the effect of delaying or preventing a change in our control.

Furthermore, as long as the purchasers in our January 2007 strategic private placement own at least 20% of the shares they purchased in that transaction, that group of purchasers has the right to designate one director for election to our Board of Directors. The candidate may be designated by the purchasers holding at least a majority of the shares of our Common Stock purchased in the January 2007 financing. None of our current directors has been so designated, as the purchasers are not currently exercising their designation rights.

Substantial sales of shares, or the perception that such sales may occur, could adversely affect the market price of our Common Stock and our ability to issue equity securities in the future.

Substantially all of the outstanding shares of our Common Stock are eligible for resale in the public market. We have also registered shares of our Common Stock that we may issue under our equity incentive plans. If stockholders sell substantial amounts of our Common Stock, or the market perceives that any such sales may occur, the market price of our Common Stock could decline, which might make it more difficult for us to sell equity or equity-linked securities in the future at a time and price that we deem appropriate. We are unable to predict the effect that sales of our Common Stock may have on the prevailing market price of our Common Stock.

Our stock price is volatile and may fluctuate in the future, and you could lose all or a substantial part of your investment.

The trading price of our Common Stock may fluctuate significantly in response to a number of factors, many of which we cannot control. For example, since January 1, 2011, our Common Stock has closed between a low price of $1.49 and a high price of $4.72. Among the factors that could cause material fluctuations in the market price for our Common Stock are:

•	our ability to successfully raise capital to fund our continued operations;

•	the success or failure of the development and clinical testing of our product candidates within acceptable timeframes;

•	changes in the regulatory status of our product candidates;

•	additions or departures of key personnel;

•	our financial condition, performance and prospects;

•	the depth and liquidity of the market for our common stock;

•	our ability to enter into and maintain successful collaborative arrangements with strategic partners for research and development, clinical testing, and sales and marketing;

•	sales of large blocks of our Common Stock by officers, directors or significant stockholders;

•	investor perception of us and the industry in which we operate;

•	changes in securities analysts’ estimates of our financial performance or product development timelines;

•	general financial and other market conditions and trading volumes of similar companies; and

•	domestic and international economic conditions.

Public stock markets have experienced extreme price and trading volume volatility, particularly in the medical device sector of the market. This volatility has significantly affected the market prices of securities of many technology companies for reasons frequently unrelated to, or to an extent disproportionate to, the operating performance of these companies. These broad market fluctuations may adversely affect the market price of our Common Stock. In addition, fluctuations in our stock price may make our stock attractive to momentum traders, hedge funds or day-trading investors who often shift funds into and out of stocks rapidly, exacerbating price fluctuations in either direction.

We may become involved in securities class action litigation that could divert management’s attention and harm our business, and our insurance coverage may not be sufficient to cover all costs and damages.

Broad market fluctuations, particularly in the technology and life sciences sectors, may cause the market price of our Common Stock to decline. In the past, companies have often faced class action litigation following periods of volatility in the market price of their securities. We may become involved in this type of litigation in the future. Litigation often is expensive and diverts management’s attention and resources, which could adversely affect our business.

Risks related to our operations, business strategy and development of our product candidates

Our product candidates are based on new technologies and may not be successfully developed or achieve market acceptance.

Our products under development have a high risk of failure because they are based on new technologies. To date, we have tested the feasibility of Prelude for various applications, including continuous glucose monitoring and certain topical anesthetic applications. We have also tested the feasibility of Symphony for the monitoring of glucose on a continuous basis. Our development of our product candidates for their current intended uses and any other uses for which they may be developed in the future, and any other product candidates we are developing or may develop, will require substantial expenditures, including for feasibility studies, preclinical studies and clinical testing. Projected costs of this development are difficult to estimate, and they may change and increase frequently.

Our success is also dependent on further developing new and existing products and obtaining favorable results from preclinical studies and clinical trials, as well as satisfying regulatory standards and approvals required for the market introduction of our product candidates. There can be no assurance that we will not encounter unforeseen problems in the development of our product candidates, or that we will be able to successfully address problems that do arise. There can be no assurance that any of our potential products will be successfully developed, be proven safe and efficacious in clinical trials, meet applicable regulatory standards, be capable of being produced in commercial quantities at acceptable costs, or be eligible for third-party reimbursement from governmental or private insurers. Even if we successfully develop new products, there can be no assurance that those products will be successfully marketed or achieve market acceptance, or that expected markets will develop for such products. The degree of market acceptance will depend in part on our ability to:

•	establish and demonstrate to the medical community the clinical efficacy and safety of our current product candidates and any other product candidates we may develop;

•	create products that are superior to alternatives currently on the market; and

•	establish in the medical community the potential advantage of our product candidates over alternative available products.

In addition, because our product candidates are based on new technologies, they may be subject to lengthy sales cycles and may take substantial time and effort to achieve market acceptance, especially at hospitals, which typically have a lengthy and rigorous approval process for adopting new technologies. If any of our development programs are not successfully completed, required regulatory approvals or clearances are not obtained, or potential products for which approvals or clearances are obtained are not commercially successful, our business, financial condition and results of operations would be materially adversely affected.

Our future success may be dependent in part upon successful development of Symphony for the hospital critical care market.

We have completed the initial prototypes of Symphony and have conducted several feasibility human clinical studies at a leading Boston-area hospital, with a member of our Medical Advisory Board serving as principal investigator. Although we believe the clinical rationale exists for Symphony for the critical care market, there can be no assurance that such a market will be established, or that we will be able to successfully develop a product that will prove effective for this market or gain market acceptance should such a market develop. Our Symphony product development process may take several years and will require substantial capital outlays. If the critical care market does not develop as we expect, or if we are unable to successfully develop Symphony for such market on a timely basis and within cost constraints, then our business and financial results will be materially adversely affected.

Current uncertainty in global economic conditions makes it difficult to predict product demand and other trends that could impact our business and increases the likelihood that our actual results could differ materially from expectations.

Our operations and performance depend on worldwide economic conditions, which have been adversely impacted by the global macroeconomic downturn over the last few years. These conditions have made, and may continue to make, it difficult for our potential customers to afford our product candidates, and could cause patients to stop using our product candidates or to use them less frequently. If that were to occur after we commercialize any product candidate, we would experience a decrease in revenue and our performance would be negatively impacted. We cannot predict the reoccurrence of any economic slowdown or the strength or sustainability of the economic recovery, worldwide, in the United States, or in our industry. These and other economic factors could have a material adverse effect on our financial condition and operating results.

Our success will depend on our ability to attract and retain our key personnel.

We are highly dependent on our senior management, especially Patrick T. Mooney, M.D., our CEO, President and Chairman, and the senior members of our product development team. Our success will depend on our ability to retain our current management and to attract and retain qualified personnel in the future, including salespersons, scientists, clinicians, engineers and other highly-skilled personnel. Competition for senior management personnel, as well as salespersons, scientists, clinicians and engineers, is intense, and we may not be able to retain our personnel. The loss of the services of members of our senior management, scientists, clinicians or engineers could prevent the implementation and completion of our objectives, including the completion of development and commercialization of our current product candidates and the development and introduction of additional products. The loss of a member of our senior management or our professional staff would require the remaining executive officers to divert immediate and substantial attention to seeking a replacement. Each of our officers may terminate their employment at any time without notice and without cause or good reason. Additionally, volatility or a lack of positive performance in our stock price may adversely affect our ability to retain key employees.

We expect to continue to expand our operations and grow our research and development, manufacturing, sales and marketing, product development and administrative operations. This expansion is expected to place a significant strain on our management and will require hiring a significant number of qualified personnel. Accordingly, recruiting and retaining such personnel in the future will be critical to our success. There is intense competition from other companies and research and academic institutions for qualified personnel in the areas of our activities. If we fail to identify, attract, retain and motivate these highly-skilled personnel, we may be unable to continue our development and commercialization activities.

We may not be able to obtain and maintain the third-party relationships that are necessary to develop, commercialize and manufacture some or all of our product candidates.

We depend on collaborators, partners, licensees, contract research organizations, manufacturers and other third parties to support our efforts to develop and commercialize our product candidates, to manufacture prototypes and clinical and commercial scale quantities of our product candidates and products and to market, sell and distribute any products we successfully develop.

We rely on clinical investigators and clinical sites to enroll patients in our clinical trials and other third parties to manage the trial and to perform related data collection and analysis; however, we may not be able to control the amount and timing of resources that clinical sites may devote to our clinical trials. If these clinical investigators and clinical sites fail to enroll a sufficient number of patients in our clinical trials, fail to ensure compliance by patients with clinical protocols or fail to comply with regulatory requirements, we will be unable to successfully complete these trials, which could prevent us from obtaining regulatory approvals for our products. Our agreements with clinical investigators and clinical sites for clinical testing place substantial responsibilities on these parties and, if these parties fail to perform as expected, our trials could be delayed or terminated. If these clinical investigators, clinical sites or other third parties do not carry out their contractual duties or obligations or fail to meet expected deadlines, or if the quality or accuracy of the clinical data they obtain is compromised due to their failure to adhere to our clinical protocols, regulatory requirements or for other reasons, our clinical trials may be extended, delayed or terminated, or the clinical data may be rejected by the applicable regulatory authorities, and we may be unable to obtain regulatory approval for, or successfully commercialize, our product candidates.

We cannot guarantee that we will be able to successfully negotiate agreements for or maintain relationships with collaborators, partners, licensees, clinical investigators, manufacturers and other third parties on favorable terms, if at all. If we are unable to obtain or maintain these agreements, we may not be able to clinically develop, formulate, manufacture, obtain regulatory approvals for or commercialize our product candidates, which will in turn adversely affect our business. We expect to expend substantial management time and effort to enter into relationships with third parties and, if we successfully enter into such relationships, to manage these relationships. In addition, substantial amounts of our expenditures may be paid to third parties in these relationships. We cannot control the amount or timing of resources our contract partners will devote to our research and development programs, product candidates or potential product candidates, and we cannot guarantee that these parties will fulfill their obligations to us under these arrangements in a timely fashion, if at all. In addition, our contract partners may abandon research projects and terminate applicable agreements prior to or upon the expiration of agreed-upon contract terms.

Disputes under key agreements or conflicts of interest with our scientific advisors, clinical investigators or other third-party collaborators could delay or prevent development or commercialization of our product candidates.

Any agreements we have or may enter into with third parties, such as collaborators, licensees, suppliers, manufacturers, clinical research organizations, clinical investigators or clinical trial sites, may give rise to disputes regarding the rights and obligations of the parties. Disagreements could develop over rights to ownership or use of intellectual property, the scope and direction of research and development, the approach for regulatory approvals or commercialization strategy. We intend to conduct research programs in a range of therapeutic areas, but our pursuit of these opportunities could result in conflicts with the other parties to these agreements that may be developing or selling products or conducting other activities in the same therapeutic areas. Any disputes or commercial conflicts could lead to the termination of our agreements, delay progress of our product development programs, compromise our ability to renew agreements or obtain future agreements, lead to the loss of intellectual property rights or result in costly litigation.

We collaborate with outside scientific advisors and collaborators at academic and other institutions that assist us in our research and development efforts. Our scientific advisors and collaborators are not our employees and may have other commitments that limit their availability to us. If a conflict of interest between their work for us and their work for another entity arises, we may lose their services and have difficulty in developing relationships with alternative scientific advisors and collaborators.

We may have challenges in managing our outside contractors for product and regulatory matters.

We rely heavily upon and have relationships with outside contractors and consultants with expertise in product development, regulatory strategy, manufacturing and other matters. These parties are not our employees and may have commitments to, or consulting or advisory contracts with, other entities that may limit their availability to us. We have limited control over the activities of consultants and outside contractors and, except as otherwise required by our collaboration and consulting agreements, can expect only limited amounts of their time to be dedicated to our activities. If any third party with whom we have or enter into a relationship is unable or refuses to contribute to projects on which we need assistance, our ability to generate advances in our technologies and develop our product candidates could be significantly harmed.

If future clinical studies or other articles are published, or diabetes associations or other organizations announce positions that are unfavorable to our product candidates, our efforts to obtain additional capital and our ability to obtain regulatory approval for our product candidates may be negatively affected.

Future clinical studies or other articles regarding our existing product candidates or any competing products may be published that either support a claim, or are perceived to support a claim, that a competitor’s product is clinically more effective or easier to use than our product candidates or that our product candidates are not as effective or easy to use as we claim. Additionally, diabetes associations or other organizations that may be viewed as authoritative could endorse products or methods that compete with our product candidates or otherwise announce positions that are unfavorable to our product candidates. Any of these events may negatively affect our efforts to obtain additional capital and our ability to obtain regulatory approval for our product candidates, which would result in a delay in our ability to obtain revenue from sales of those product candidates.

We operate in the highly competitive medical device market and face competition from large, well-established companies with significantly more resources and, as a result, we may not be able to compete effectively.

The industry in which we operate is extremely competitive. Many companies, universities and research organizations developing competing product candidates have greater resources and significantly greater experience in financial, research and development, manufacturing, marketing, sales, distribution and regulatory matters than we have. In addition, many competitors have greater name recognition and more extensive collaborative relationships. Our competitors could commence and complete clinical testing of their product candidates, obtain regulatory approvals, and begin commercial-scale manufacturing of their products faster than we are able to for our product candidates. They could develop products that would render our product candidates and those of our collaborators obsolete and noncompetitive. Our competitors may develop more effective or more affordable products or achieve earlier patent protection or product commercialization than we do. If we are unable to compete effectively against these companies, we may not be able to commercialize our product candidates or achieve a competitive position in the market. This would adversely affect our ability to generate revenues.

The markets for glucose monitoring and drug delivery devices are particularly competitive, subject to rapid change and significantly affected by new product introductions and other market activities of industry participants. Several companies are developing or currently marketing continuous glucose monitoring products for diabetes home-use purposes that will compete directly with Symphony. To date, Abbott Laboratories, Cygnus, Inc., DexCom, Inc., and Medtronic, Inc., have received approval from the FDA for continuous glucose monitors for diabetes home-use purposes. To the best of our knowledge, the products originally developed and marketed by Cygnus and Abbott are no longer actively marketed in the United States. No company has received FDA approval for a device for continuous glucose monitoring in a hospital setting, but Edwards Lifesciences Corporation, Luminous Medical, Inc., Optiscan Biomedical Corp. and Glumetrics Inc. are among those companies actively developing continuous or near-continuous glucose monitoring devices for use in a hospital setting. Many of the companies developing or marketing competing glucose monitoring and drug delivery devices enjoy several competitive advantages, including:

•	affiliation with a large publicly traded company;

•	significantly greater name recognition;

•	established relationships with healthcare professionals, customers and third-party payors;

•	established distribution networks;

•	additional lines of products and the ability to offer rebates or bundle products to offer higher discounts or incentives to gain a competitive advantage;

•	greater experience in conducting research and development, manufacturing, clinical trials, obtaining regulatory approval for products and marketing approved products; and

•	greater financial and human resources for product development, sales and marketing, and patent litigation.

As a result, we may not be able to compete effectively against these companies or their products, which may adversely affect our operating results.

Technological breakthroughs in the glucose monitoring market could render Symphony obsolete.

The glucose monitoring market is subject to rapid technological change and product innovation. Symphony is based on our proprietary technology, but a number of companies and medical researchers are pursuing new technologies for the monitoring of glucose levels. FDA approval of a commercially viable continuous glucose monitor or sensor produced by one of our competitors could significantly reduce market acceptance of Symphony. Several of our competitors are in various stages of developing continuous glucose monitors or sensors, including non-invasive and invasive devices, and we are aware that the FDA has approved four of these competing products for diabetes home-use purposes. In addition, Symphony could be rendered obsolete by other technological breakthroughs in diabetes monitoring, treatment, prevention or cure.

We may have significant product liability exposure, which may harm our business and our reputation.

We may face exposure to product liability and other claims if our product candidates or processes are alleged to have caused harm. These risks are inherent in the testing, manufacturing and marketing of medical devices and pharmaceutical products. Although we currently maintain product liability insurance, we may not have sufficient insurance coverage, and we may not be able to obtain sufficient coverage at a reasonable cost, if at all. Our inability to obtain product liability insurance at an acceptable cost or to otherwise protect against potential product liability claims could prevent or inhibit the commercialization of any products or product candidates that we develop. If we are sued for any injury caused by our products, product candidates or processes, our liability could exceed our product liability insurance coverage and our total assets. Claims against us, regardless of their merit or potential outcome, would divert management resources and may also generate negative publicity or hurt our ability to obtain physician endorsement of our products or expand our business.

Potential long-term complications resulting from our product candidates may not be revealed by our clinical experience to date.

If unanticipated long-term side effects were to result from the use of Prelude, Symphony or any other product candidates that we are developing or may develop, we could be subject to liability and our product offerings would not be widely adopted. We have limited clinical experience with repeated use of our product candidates in the same patient. We cannot assure you that long-term use would not result in unanticipated complications. Furthermore, the interim results from our current preclinical studies and clinical trials may not be indicative of the clinical results obtained when we examine the patients at later dates. It is possible that repeated use of our product candidates may result in unanticipated adverse effects.

Our inability to adequately protect our intellectual property could allow our competitors and others to produce products based on our technology, which could substantially impair our ability to compete.

Our success and ability to compete are dependent, in part, upon our ability to establish and maintain the proprietary nature of our technologies. We rely on a combination of patent, copyright and trademark law, trade secrets and nondisclosure agreements to protect our intellectual property; however, such methods may not be adequate to protect us or permit us to gain or maintain a competitive advantage. Our patent applications may not issue as patents in a form that will be advantageous to us, or at all. Our issued patents, and those that may issue in the future, may be challenged, invalidated or circumvented, which could limit our ability to stop competitors from marketing products that are similar to our product candidates.

We may in the future need to assert claims of infringement against third parties to protect our intellectual property. The outcome of litigation to enforce our intellectual property rights in patents, copyrights, trade secrets or trademarks is highly unpredictable, could result in substantial costs and diversion of resources, and could have a material adverse effect on our financial condition and results of operations regardless of the final outcome of the litigation. In the event of an adverse judgment, a court could hold that some or all of our asserted intellectual property rights are not infringed, or are invalid or unenforceable, and could award attorney fees to the other party.

Despite our efforts to safeguard our unpatented and unregistered intellectual property rights, we may not be successful in doing so, or the steps taken by us in this regard may not be adequate to detect or deter misappropriation of our technology or to prevent an unauthorized third party from copying or otherwise obtaining and using our products, technology or other information that we regard as proprietary. Additionally, third parties may be able to design around our patents. Furthermore, the laws of foreign countries may not protect our proprietary rights to the same extent as the laws of the United States. Our inability to adequately protect our intellectual property could allow our competitors and others to produce products based on our technology, which could substantially impair our ability to compete.

We may be subject to claims of infringement or misappropriation of the intellectual property rights of others, which could prohibit us from commercializing our product candidates, require us to obtain licenses from third parties or to develop non-infringing alternatives, and subject us to substantial monetary damages and injunctive relief.

As is generally the case in the medical device industry in which we operate, third parties may, in the future, assert infringement or misappropriation claims against us with respect to our current product candidates or any future products that we may develop. Whether a product infringes a patent involves complex legal and factual issues, the determination of which is often uncertain; therefore, we cannot be certain that we will not be found to have infringed the intellectual property rights of third parties or others. Our competitors may assert that they hold U.S. or foreign patents that cover our product candidates, technologies and/or the methods we employ in the use of Prelude and Symphony. This risk is exacerbated by the fact that there are numerous issued patents and pending patent applications relating to self-monitored glucose testing systems. Because patent applications may take years to issue, there may be applications now pending of which we are unaware that may later result in issued patents that our products infringe. There could also be existing patents of which we are unaware that one or more components of our system may inadvertently infringe. As the number of competitors in the market for continuous glucose monitoring and drug delivery systems grows, the possibility of inadvertent patent infringement by us or a patent infringement claim against us increases.

Any infringement or misappropriation claim could cause us to incur significant costs, place significant strain on our financial resources, divert management’s attention from our business and harm our reputation. If the relevant patents were upheld as valid and enforceable and we were found to infringe, we could be prohibited from selling our product that is found to infringe unless we obtain the right to use the technology covered by the patent or are able to design around the patent. We may be unable to obtain such rights on terms acceptable to us, if at all, and we may not be able to redesign our products to avoid infringement. Even if we are able to redesign our products to avoid an infringement claim, we may not receive regulatory authority approval for such changes in a timely manner or at all. A court could also order us to pay compensatory damages and prejudgment interest for the infringement and could, in addition, treble the compensatory damages and award attorney fees. These damages could be substantial and could harm our reputation, business, financial condition and operating results. A court also could enter orders that temporarily, preliminarily or permanently enjoin us and our customers from making, using, selling or offering to sell our products, or could enter an order mandating that we undertake certain remedial activities. Depending on the nature of the relief ordered by the court, we could become liable for additional damages to third parties.

We have no experience in sales, marketing and distribution and may have to enter into agreements with third parties to perform these functions, which could prevent us from successfully commercializing our product candidates.

We currently have no sales, marketing or distribution capabilities. To eventually commercialize our product candidates, we must either develop our own sales, marketing and distribution capabilities, which will be expensive and time-consuming, or we must make arrangements with third parties to perform these services for us. If we decide to market any of our products on our own, we will have to commit significant resources to developing a marketing and sales force and supporting distribution capabilities. If we decide to enter into arrangements with third parties for performance of these services, we may find that they are not available on terms acceptable to us, or at all. If we do enter into third-party arrangements, the third parties may not be capable of successfully selling any of our products. If we are not able to establish and maintain successful arrangements with third parties or build our own sales and marketing infrastructure, we may not be able to commercialize our product candidates, which would adversely affect our business and financial condition.

Risks related to regulatory approvals and government regulation

None of our current product candidates have received regulatory approval. If we are unable to obtain regulatory approval to market one or more of our current product candidates, our business will be adversely affected.

We do not know whether regulatory agencies will grant approval for Prelude, Symphony or any of our other product candidates. Even if we complete preclinical studies and clinical trials successfully, we may not be able to obtain regulatory approval or we may not receive approval to make claims about our products that we believe to be necessary to effectively market our products. We cannot market any product candidate until we have completed all necessary preclinical studies and clinical trials and have obtained the necessary regulatory approvals. Outside the United States, our ability to market any of our potential products is dependent upon receiving marketing approval from the appropriate regulatory authorities. These foreign regulatory approval processes include all of the risks associated with the FDA approval process described in the next risk factor below, plus additional risks. If we are unable to receive regulatory approval, we will be unable to commercialize our product candidates, and we may need to cease or curtail our operations.

The regulatory approval process is costly and lengthy and we may not be able to successfully obtain all required regulatory approvals.

The preclinical development, clinical trials, manufacturing, marketing and labeling of medical devices and specialty pharmaceuticals are all subject to extensive regulation by numerous governmental authorities and agencies in the United States and other countries. We or our collaborators must obtain regulatory approval for each of our product candidates before marketing or selling any of them. It is not possible to predict how long the approval processes of the FDA or any other applicable federal or foreign regulatory authority or agency for any of our products will take or whether any such approvals ultimately will be granted. The FDA and foreign regulatory agencies have substantial discretion in the medical device and drug approval process, and positive results in preclinical testing or early phases of clinical studies offer no assurance of success in later phases of the approval process. Generally, preclinical and clinical testing of products can take many years and require the expenditure of substantial resources, and the data obtained from these tests and trials can be susceptible to varying interpretations that could delay, limit or prevent regulatory approval. If we encounter significant delays in the regulatory process that result in excessive costs, it may prevent us from continuing to develop our product candidates. Any delay in obtaining, or failure to obtain, approvals could adversely affect the marketing of our products and our ability to generate product revenue. The risks associated with the approval process include:

•	failure of our product candidates to meet a regulatory entity’s requirements for safety, efficacy and quality;

•	limitations on the indicated uses for which a product may be marketed;

•	unforeseen safety issues or side effects; and

•	governmental or regulatory delays and changes in regulatory requirements and guidelines.

If we are unable to successfully complete the preclinical studies or clinical trials necessary to support an application for regulatory approval, we may be unable to commercialize our product candidates, which could impair our financial position.

Before submitting an application for regulatory approval for our products, we or our collaborators must successfully complete preclinical studies and clinical trials that we believe will demonstrate that our product is safe and effective. Product development, including preclinical studies and clinical trials, is a long, expensive and uncertain process and is subject to delays and failure at any stage. Furthermore, the data obtained from the studies and trials may be inadequate to support approval of an application for regulatory approval, as the case may be. With respect to our medical device programs, we may in the future obtain an Investigational Device Exemption, or IDE, prior to commencing clinical trials for Symphony. FDA approval of an IDE application permitting us to conduct testing does not mean that the FDA will consider the data gathered in the trial to be sufficient to support regulatory approval, even if the trial’s intended safety and efficacy endpoints are achieved.

In addition to regulations in the United States, we will be subject to a variety of foreign regulations governing clinical trials of our products that vary from country to country.

The commencement or completion of any of our clinical trials may be delayed or halted, or be inadequate to support regulatory approval for numerous reasons, including the following:

•	the FDA or other regulatory authorities do not approve a clinical trial protocol or a clinical trial, or place a clinical trial on hold;

•	patients do not enroll in clinical trials at the rate we expect;

•	patients do not comply with trial protocols;

•	patient follow-up is not at the rate we expect;

•	patients experience adverse side effects;

•	patients die during a clinical trial, even though their death may not be related to treatment using our product candidates;

•	institutional review boards, or IRBs, and third-party clinical investigators may delay or reject our trial protocols;

•
third-party clinical investigators decline to participate in a trial or do not perform a trial on our anticipated schedule or consistent with the investigator agreements, clinical trial protocol, good clinical practices or other FDA, foreign regulatory authority or IRB requirements;

•	third-party organizations do not perform data collection, monitoring and analysis in a timely or accurate manner or consistent with the clinical trial protocol or investigational or statistical plans;

•	regulatory inspections of our clinical trials or contract manufacturing facilities may, among other things, require us to undertake corrective action or suspend or terminate our clinical trials;

•	changes in governmental regulations or administrative actions;

•	the interim or final results of the clinical trial are inconclusive or unfavorable as to safety or efficacy; and

•	the FDA or foreign regulatory authority concludes that our trial design, conduct or results are inadequate to demonstrate safety and efficacy.

The results of preclinical studies do not necessarily predict future clinical trial results, and predecessor clinical trial results may not be repeated in subsequent clinical trials. Additionally, the FDA or foreign regulatory authority may disagree with our interpretation of the data from our preclinical studies and clinical trials. If the FDA or foreign regulatory authority concludes that the clinical trial design, conduct or results are inadequate to prove safety or efficacy, it may require us to pursue additional preclinical studies or clinical trials, which could further delay the approval of our products. If we are unable to demonstrate the safety and efficacy of our product candidates in our clinical trials, we will be unable to obtain regulatory approval to market our products. The data we collect from our current clinical trials, our preclinical studies and other clinical trials may not be sufficient to support FDA or foreign regulatory authority approval.

If we, our contract manufacturers or our component suppliers fail to comply with the FDA’s quality system regulations, the manufacturing and distribution of our products could be interrupted, and our operating results could suffer.

We, our contract manufacturers and our component suppliers are required to comply with the FDA’s or foreign regulatory authority’s quality system regulations, which is a complex regulatory framework that covers the procedures and documentation of the design, testing, production, control, quality assurance, labeling, packaging, sterilization, storage and shipping of our products. The regulatory authorities enforce their quality system regulations through periodic unannounced inspections. We cannot assure you that our facilities or our contract manufacturers’ or component suppliers’ facilities would pass any future quality system inspection. If our or any of our contract manufacturers’ or component suppliers’ facilities fails a quality system inspection, the manufacturing or distribution of our product candidates could be interrupted and our operations disrupted. Failure to take adequate and timely corrective action in response to an adverse quality system inspection could force a suspension or shutdown of our packaging and labeling operations or the manufacturing operations of our contract manufacturers, or a recall of our products. If any of these events occurs, we may not be able to provide our clinical investigational sites and our customers with the products they require on a timely basis, our reputation could be harmed and we could lose customers, any or all of which may have a material adverse effect on our business, financial condition and results of operations.

Our products could be subject to recalls even if we receive regulatory clearance or approval, which would harm our reputation, business and financial results.

The FDA and similar governmental bodies in other countries have the authority to require the recall of our products if we or our contract manufacturers fail to comply with relevant regulations pertaining to manufacturing practices, labeling, advertising or promotional activities, or if new information is obtained concerning the safety or efficacy of these products. A government-mandated recall could occur if the regulatory authority finds that there is a reasonable probability that the device would cause serious, adverse health consequences or death. A voluntary recall by us could occur as a result of manufacturing defects, labeling deficiencies, packaging defects or other failures to comply with applicable regulations. Any recall would divert management attention and financial resources, harm our reputation with customers and adversely affect our business, financial condition and results of operations.

We conduct business in a heavily regulated industry, and if we fail to comply with applicable laws and government regulations, we could suffer penalties or be required to make significant changes to our operations.

The healthcare and related industries are subject to extensive federal, state, local and foreign laws and regulations, including those relating to:

•	billing for services;

•	financial relationships with physicians and other referral sources;

•	inducements and courtesies given to physicians and other health care providers and patients;

•	labeling products;

•	quality of medical equipment and services;

•	confidentiality, maintenance and security issues associated with medical records and individually identifiable health information;

•	medical device reporting;

•	false claims; and

•	professional licensure.

These laws and regulations are extremely complex and, in some cases, still evolving. In many instances, the industry does not have the benefit of significant regulatory or judicial interpretation of these laws and regulations. If our operations are found to be in violation of any of the laws and regulations that govern our activities, we may be subject to the applicable penalty associated with the violation, including civil and criminal penalties, damages, fines or curtailment of our operations. The risk of being found in violation of these laws and regulations is increased by the fact that many of them have not been fully interpreted by the regulatory authorities or the courts, and their provisions are open to a variety of interpretations. Any action against us for violation of these laws or regulations, even if we successfully defend against it, could cause us to incur significant legal expenses and divert our management’s time and attention from the operation of our business.

In addition, healthcare laws and regulations may change significantly in the future. Any new healthcare laws or regulations may adversely affect our business. A review of our business by courts or regulatory authorities may result in a determination that could adversely affect our operations. Also, the healthcare regulatory environment may change in a way that restricts or adversely impacts our operations.

We are not aware of any governmental healthcare investigations involving our executives or us; however, any future healthcare investigations of our executives, our managers or us could result in significant liabilities or penalties to us, as well as adverse publicity.

If we are found to have violated laws protecting the confidentiality of patient health information, we could be subject to civil or criminal penalties, which could increase our liabilities and harm our reputation or our business.

There are a number of federal and state laws protecting the confidentiality of certain patient health information, including patient records, and restricting the use and disclosure of that protected information. In particular, the U.S. Department of Health and Human Services promulgated patient privacy rules under the Health Insurance Portability and Accountability Act of 1996, or HIPAA. These privacy rules protect medical records and other personal health information by limiting their use and disclosure, giving individuals the right to access, amend and seek accounting of their own health information and limiting most use and disclosures of health information to the minimum amount reasonably necessary to accomplish the intended purpose. If we are found to be in violation of the privacy rules under HIPAA, we could be subject to civil or criminal penalties, which could increase our liabilities, harm our reputation and have a material adverse effect on our business, financial condition and results of operations.

We may be subject to fines, penalties and injunctions if we are determined to be promoting the use of our products for unapproved off-label uses.

If the FDA or foreign regulatory authority determines that our promotional materials or training constitutes promotion of an unapproved use, it could request that we modify our training or promotional materials or subject us to regulatory enforcement actions, including the issuance of a warning letter, injunction, seizure, civil fine and criminal penalties. It is also possible that other federal, state or foreign enforcement authorities might take action if they consider promotional or training materials to constitute promotion of an unapproved use, which could result in significant fines or penalties under other statutory authorities, such as laws prohibiting false claims for reimbursement.

Compliance with regulations relating to public company corporate governance matters and reporting is time-consuming and expensive.

The laws and regulations affecting public companies, including the provisions of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 and rules adopted or proposed by the SEC, have resulted, and may in the future result, in increased costs to us as we evaluate the implications of any new rules and regulations and respond to new requirements under such rules and regulations. We are required to comply with many of these rules and regulations, and will be required to comply with additional rules and regulations in the future. As a pre-commercialization stage company with limited capital and personnel, we will need to divert management’s time and attention away from our business in order to ensure compliance with these regulatory requirements.

ITEM 2.  PROPERTIES

We lease approximately 13,000 square feet of research-scale manufacturing, laboratory and office space in a single facility located in Franklin, Massachusetts under a lease expiring in March 2014.  In addition, we lease approximately 5,400 square feet of corporate office space in a single facility located in Philadelphia, Pennsylvania under a lease expiring in April 2014.

ITEM 3.  LEGAL PROCEEDINGS

The material set forth in Note 13 of the Notes to Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K is incorporated herein by reference.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our Common Stock is currently traded through the NASDAQ Capital Market (NASDAQ) and is quoted under the symbol “ECTE”. Previously, our Common Stock was traded through the OTC Bulletin Board (OTCBB) through June 28, 2011, when our Common Stock was approved to be traded on the NASDAQ Capital Market as of June 29, 2011.

The following table sets forth the range of high and low closing prices for our Common Stock for the periods indicated as reported by the OTCBB in 2010 and 2011 and NASDAQ in 2011.

Fiscal Year Ended December 31, 2010	High	Low
First Quarter	$2.02	$1.47
Second Quarter	$1.70	$1.16
Third Quarter	$1.32	$0.92
Fourth Quarter	$1.60	$0.92

Fiscal Year Ended December 31, 2011	High	Low
First Quarter	$4.72	$1.49
Second Quarter	$4.65	$3.08
Third Quarter	$4.10	$2.73
Fourth Quarter	$3.17	$2.00

These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions. The closing price of our Common Stock as reported by NASDAQ on March 14, 2012 was $2.16 per share. There are 140 common shareholders of record as of March 14, 2012.

We have never paid or declared any cash or other dividends on our Common Stock.

Information regarding our equity compensation plans and the securities authorized for issuance hereunder is set forth in Note 9 to the Financial Statements included herein, and Items 11 and 12. Information regarding sales of unregistered securities is set forth in Item 7, and Notes 7 and 9 to the Financial Statements included herein.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Organization

We are a transdermal medical device company developing our Prelude® SkinPrep System ("Prelude") as a platform technology to allow for painless and significantly enhanced skin permeation that will enable both needle-free drug delivery and analyte extraction.  Utilizing this technology, we are developing our needle-free Symphony® tCGM System ("Symphony") as a non-invasive, wireless, transdermal continuous glucose monitoring ("tCGM") system for use in hospital critical care units and for people with diabetes.  Additional applications for painless, needle-free analyte extraction and topical and systemic delivery of drugs are planned.

Our specialty pharmaceuticals pipeline is based on our proprietary AzoneTS transdermal drug reformulation technology.  Our most advanced drug candidate is Durhalieve, an AzoneTS formulation of triamcinolone acetonide.

Research and Development

Our research and development expenses include salaries and benefits for personnel, outside product development, design and engineering firms and other contract service providers, as well as an allocation for our facilities costs.

Our product development efforts are principally concentrated on Prelude and Symphony. While our medical device product development and clinical programs have made progress, limitations on financial resources in prior years have prevented us from advancing these programs in accordance with original timelines.  With the recent financings completed in the fourth quarter of 2010 and in 2011, we have increased our product and clinical development efforts, manufacturing activities and regulatory planning for Symphony and are in the final stages of manufacturing validation for Prelude.

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

Our significant accounting policies are described in "Item 8 - Financial Statements - Note 2 - Summary of Significant Accounting Policies."  We believe the critical accounting policies discussed below are those most important for an understanding of our financial condition and results of operations and require our most difficult, subjective or complex judgements.

We believe that full consideration has been given to all relevant circumstances that we may be subject to, and the consolidated financial statements accurately reflect our best estimate of the results of operations, financial position and cash flows for the periods presented.

Intangible Assets and Other Long-Lived Assets — We record intangible assets at acquisition date fair value. As a policy, we amortize our intangible assets using the straight-line method over their estimated useful lives, as follows: patents and licenses, 2 to 20 years; definite-lived core and developed technology, 5 to 25 years; and other intangible assets, over various periods. In connection with our acquisition of Durham Pharmaceuticals Ltd., a North Carolina corporation doing business as Echo Therapeutics, Inc. (the “ETI Acquisition”), in September 2007, intangible assets related to contractual arrangements were amortized over the estimated useful life of 3 years which ended in 2010.  Intangible assets related to technology are expected to be amortized on a straight-line basis over the period ending 2019 when the underlying patents expire and will commence upon revenue generation.

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

For purposes of this analysis, we estimate our cash flows using a projection period not exceeding ten years, market size based on estimated prescription volume, estimated market share, average pricing, estimated costs to complete product development, operating expenses and a blended tax rate. Generally, cash flow forecasts for purposes of impairment analysis are prepared on a consistent basis and methodology as those used to initially estimate the intangible asset’s fair value.

If the carrying value of assets is determined not to be recoverable, we record an impairment loss equal to the excess of the carrying value over the fair value of the assets. Our estimate of fair value is based on the best information available to us, in the absence of quoted market prices.

We generally calculate fair value as the present value of estimated future cash flows that we expect to generate from the asset using the income approach. Significant estimates included in the discounted cash flow analysis as consistent with those described above are used except that we introduce a risk-adjusted discount rate. The risk-adjusted discount rate is estimated using a weighted-average cost of capital analysis. If the estimate of an intangible asset’s remaining useful life is changed, we amortize the remaining carrying value of the intangible asset prospectively over the revised remaining useful life. For other long-lived assets, we evaluate quarterly whether events or circumstances have occurred that indicate that the carrying value of these assets may be impaired.

Share-based Payments — We record share-based payments at fair value. The grant date fair value of awards to employees and directors, net of expected forfeitures, is recognized as expense in the statement of operations over the requisite service period. The fair value of options is calculated using the Black-Scholes option pricing model. This option valuation model requires input of assumptions including, among others, the volatility of our stock price, the expected life of the option and the risk-free interest rate. We estimate the volatility of our stock price using historical prices. We estimate the expected life of our option using the average of the vesting period and the contractual term of the option. The estimated forfeiture rate is based on historical forfeiture information as well as subsequent events occurring prior to the issuance of the financial statements. Because our stock options have characteristics significantly different from those of traded options, and because changes in the input assumptions can materially affect the fair value estimate, the existing model may not necessarily provide a reliable single measure of fair value of our stock options.

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

Results of Operations

Comparison of the years ended December 31, 2011 and 2010

Licensing Revenue — We signed two licensing agreements during year ended fiscal year 2009, each with a minimum term of ten years, that required non-refundable license payments by the licensees. The non-refundable license payments received in cash totaled $1,250,000. We are recognizing the non-refundable payments as revenue on a straight-line basis over our contractual or estimated performance period. During 2011 and 2010, we adjusted our amortization period for revenue recognition for each of our license arrangements to reflect a revision in the estimated timing of regulatory approval (or clearance).  Accordingly, we determined that approximately $302,000 and $226,000 of the non-refundable license revenue was recognizable in the years ended December 31, 2011 and 2010, respectively.  Approximately $124,000 is recognizable over the next 12 months and is shown as current deferred revenue.  Approximately $62,000 is recognizable as revenue beyond the 12 month period and is classified as non-current.

Other Revenue — We retained contract engineering services in connection with our product development for one of our licensees and such costs are reimbursed by the licensee and recorded as other revenue.  We recognized approximately $145,000 and $203,000 related to these contract engineering services during the years ended December 31, 2011 and 2010, respectively. The costs from the contract engineering services are included in research and development expenses on the Statements of Operations. There was no markup on the contract engineering services recorded as other revenue.

Research and Development Expenses — Research and development expenses increased by approximately $1,217,000 to approximately $3,796,000 for the year ended December 31, 2011 from approximately $2,579,000 for the year ended December 31, 2010. Research and development expenses increased primarily as a result of increased engineering and design expenses incurred with outside contractors and personnel relating to Prelude and Symphony. Research and development expenses amounted to approximately 44% and 48% of total operating expenses during the years ended December 31, 2011 and 2010, respectively, and included product development and regulatory consulting expenses for Prelude and Symphony. Product development and clinical expenses included in research and development expenses for the year ended December 31, 2011 were approximately 90% and 10%, respectively, of research and development expense.  Product development and clinical expenses included in research and development expenses for the year ended December 31, 2010 were approximately 98% and 2%, respectively, of research and development expense.

Selling, General and Administrative Expenses — Selling, general and administrative expenses increased by approximately $2,100,000 to approximately $4,906,000 for the year ended December 31, 2011 from approximately $2,760,000 for the year ended December 31, 2010. We have experienced increases in personnel costs, legal fees, and expenses related to the addition of the corporate office in Philadelphia. Selling, general and administrative expenses represented 56% and 52% of total operating expenses during the years ended December 31, 2011 and 2010, respectively. We are not engaged in selling activities and, accordingly, general and administrative expenses relate principally to salaries and benefits for our executive, financial and administrative staff, public company reporting costs, investor relations, legal, accounting and media costs, capital-raising costs, and facilities costs.

Grant income — We received a grant of approximately $245,000 under the Qualified Therapeutic Discovery Project Grants Program and all grant income was recognized in 2010. The Qualified Therapeutic Discovery Project Grants Program was included in the healthcare reform legislation and established a one-time pool of $1 billion for grants to small biotechnology companies developing novel therapeutics which show potential to: (a) result in new therapies that either treat areas of unmet medical need, or prevent, detect, or treat chronic or acute diseases and conditions; (b) reduce long-term health care costs in the United States; or (c) significantly advance the goal of curing cancer within a the 30-year period.  No grant was received in 2011.

Interest Income — Interest income was approximately $5,000 and $2,000 for the years ended December 31, 2011 and 2010, respectively.

Interest Expense — Interest expense was approximately $14,000 and $38,000 for the years ended December 31, 2011 and 2010, respectively.

Derivative Warrant Liability Gain (Loss) — Changes in the fair value of the derivative financial instruments are recognized in the Consolidated Statement of Operations as a derivative gain (loss). The primary underlying risk exposure pertaining to the warrants is the change in fair value of the underlying Common Stock. The derivative loss on warrants subject to “down round” provisions for the year ended December 31, 2011 was approximately $1,763,000. The derivative gain on warrants subject to “down round” provisions for the year ended December 31, 2010 amounted to approximately $371,000.  During the year ended December 31, 2011, warrants with anti-dilution provisions were exercised to purchase 653,150 shares of Common Stock, which resulted in a $2,273,000 reclassification from derivative warrant liability to additional paid-in capital.  During the year ended December 31, 2010, warrants with anti-dilution provisions were exercised to purchase 143,793 shares of Common Stock which resulted in a $200,000 reclassification from derivative warrant liability to additional paid-in capital.

Net Loss — As a result of the factors described above, we had a net loss of approximately $10,030,000 for the year ended December 31, 2011 compared to approximately $4,147,000 for the year ended December 31, 2010.

Liquidity and Capital Resources

We have financed our operations since inception primarily through private sales of our Common Stock and preferred stock, the issuance of convertible promissory notes, unsecured and secured promissory notes, non-refundable payments received under license agreements and cash received in connection with exercises of Common Stock purchase options and warrants. As of December 31, 2011, we had approximately $8,996,000 of cash and cash equivalents, with no other short term investments.

Net cash used in operating activities was approximately $6,926,000 for the year ended December 31, 2011. The use of cash in operating activities was primarily attributable to the net loss of approximately $10,030,000, offset by non-cash expenses of approximately $48,000 for depreciation and amortization, $837,000 for share-based compensation expense, $449,000 for the fair value of common stock, warrants and options issued for services, and $12,000 in non-cash interest expense relating to short-term promissory notes.  Included in net loss is a non-cash derivative loss of approximately $1,763,000 as a result of the change in fair value of the Common Stock underlying certain warrants.  Decreases in deferred revenue relating to license agreements, accounts payable and increases in prepaid expenses and other assets reduced cash available for operations by approximately $622,000, while increases in accrued expenses increased cash available for operations by approximately $505,000.  A decrease in accounts receivable provided approximately $104,000 of cash.

Net cash used in investing activities was approximately $318,000 for the year ended December 31, 2011. Cash of approximately $6,000 was provided by a decrease in restricted cash in escrow at December 31, 2011. Cash of approximately $323,000 was used to purchase property and equipment for manufacturing equipment during the year ended December 31, 2011.

Net cash provided by financing activities was approximately $14,897,000 for the year ended December 31, 2011. We received approximately $8,918,000 in net proceeds from the sale of Common Stock and convertible preferred stock, and approximately $5,056,000 from the exercise of Common Stock warrants and options.  We also received $925,000 in net proceeds from the issuance of short-term promissory notes, net of repayments. Principal payments on capitalized lease obligations used approximately $2,000 during the year ended December 31, 2011.

At December 31, 2011, we had outstanding warrants to purchase 7,527,529 shares of Common Stock at exercise prices ranging from $0.50 to $3.00.

November 2010 Common Stock and Warrant Financing — In November 2010, we initiated a private placement of up to 120 Units or partial Units at a price per Unit of $25,000.  Each Unit consisted of (i) 25,000 shares of Common Stock, $0.01 par value, (ii) Series 1 Warrants to purchase 12,500 shares of Common Stock with an exercise price of $1.50 per share (“Series 1 Warrants”), and (iii) Series 2 Warrants to purchase 12,500 shares of Common Stock with an exercise price of $2.50 per share (“Series 2 Warrants”).

Through December 31, 2010, we had entered into subscription agreements with certain strategic institutional and accredited investors in connection with this financing for a total of 68.8 units.  We received gross proceeds from these subscriptions in the amount of $1,720,000.   Included in this amount, we received proceeds of $100,000 in the form of extinguishment of a promissory note issued by us on September 28, 2010.  Additionally, we received a commitment for an additional 11.4 units for which the proceeds of $285,000 were not received as of December 31, 2010.  This was recorded as Stock Subscriptions receivable in the December 31, 2010 Consolidated Balance Sheet.  The corresponding proceeds of $285,000 were received in January and February 2011.

As of December 31, 2010, we issued an aggregate of 1,720,000 shares of Common Stock and issued 860,000 Series 1 Warrants and 860,000 Series 2 Warrants.  These warrants are immediately exercisable and expire two years after issuance.

During the year ended December 31, 2011, we entered into additional subscription agreements with investors for a total of 35.66 units.  We received proceeds from these subscriptions in the amount of $891,500, which included proceeds of $25,000 in the form of extinguishment of a 2010 short-term note.  Pursuant to these subscriptions, including the subscription receivable, we issued an aggregate of 607,625 Series 1 Warrants and 607,625 Series 2 Warrants to the investors and placement agents.

8% Senior Promissory Note — On January 5, 2011, we issued an 8% Senior Promissory Note to Platinum-Montaur Life Sciences, LLC ("Montaur") in the amount of $1,000,000.  The outstanding principal balance of this note, together with all accrued and unpaid interest, was due and payable in full on February 1, 2011 and was later extended to February 8, 2011 by agreement of the parties.

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

In accordance with (i) the Certificate of Designation, Rights and Preferences of the Series B Perpetual Preferred Stock ("Series B Stock") and (ii) a letter agreement dated January 19, 2010 between us and the sole holder of Series B Stock (the "Series B Holder"), we were obligated to use 25% of the gross proceeds from the Series D financing to redeem Series B Stock. On February 4, 2011, we entered into a letter agreement with the Series B Holder pursuant to which the Series B Holder waived the redemption of shares of the Series B Stock triggered by the Series D financing.

During the year ended December 31, 2011, the Company contacted certain holders of its warrants to encourage them to exercise their warrants voluntarily by reducing the exercise prices, provided they elected to simultaneously exercise for cash proceeds. Warrants to purchase an aggregate of 4,548,928 shares of Common Stock were exercised during the year ended December 31, 2011 and cash proceeds of $5,207,239 from these transactions were received.  As a result of the reductions in exercise price, the Company recorded $4,471,631in deemed dividends for the year ended December 31, 2011 in the Consolidated Statement of Operations.

On October 27, 2011, we entered into an agreement with Platinum Long Term Growth VII, LLC (“PLTG”) and Montaur pursuant to which PLTG and Montaur exercised certain warrants to purchase Common Stock and, in lieu of delivering the cash exercise price for such warrant exercises, Montaur, on behalf of itself and PLTG, surrendered an aggregate of 170.1672 shares of the Series B Stock held by it, with a redemption value of $1,701,672, as full payment for the exercise of the warrants (the “Exchange”).

In connection with the Exchange, we agreed that the exercise price for Montaur’s Series 2 warrants issued in February 2011 to be exercised as part of the Exchange (and only such February 2011 Series 2 warrants) would be reduced from $2.50 per share to $1.50 per share for purposes of the Exchange.

As part of the Exchange, PLTG and Montaur requested, and we agreed, that we would, in lieu of issuing 1,830,895 shares of Common Stock, issue an aggregate of 1,830.895 shares of Series C Preferred Stock ("Series C Stock") to Montaur.

After the Exchange, Montaur holds no shares of Series B Stock and 6,749.001 shares of Series C Stock.

On November 14, 2011, we entered into an agreement (the “Exercise Agreement”) with Platinum Partners Liquid Opportunity Master Fund L.P. and Montaur (collectively, “Platinum”) pursuant to which Platinum confirmed its intent to exercise warrants with a total aggregate exercise price of $2 million during the period beginning on November 15, 2011 and ending on December 31, 2011. Platinum holds Series 1 Warrants and Series 2 Warrants. In consideration for Platinum’s voluntary exercise of such warrants, we agreed to amend that number of Platinum’s Series 2 Warrants as was equal to the number of Series 1 Warrants (each, an “Amended Warrant”) Platinum exercised such that the exercise price of each Amended Warrant was $1.50 per share.  The Amended Warrants had to be exercised simultaneously with the related Series 1 Warrants.

The Exercise Agreement provided that, at Platinum’s election, for so long as the issuance of Common Stock is not prohibited by the 4.99% beneficial ownership restriction described in Section 2(e) of the Series 1 Warrants and the Series 2 Warrants, Platinum may receive, on exercise, either Common Stock or Series C Stock convertible into that number of shares of Common Stock that Platinum would otherwise be entitled to receive upon such warrant exercises.  In the event that the exercise of such warrants would result in Platinum and its affiliates beneficially owning (as calculated pursuant to Rule 13d-3 under the Securities Exchange Act) in excess of 4.99% of our outstanding Common Stock, in lieu of the issuance of shares of Common Stock in excess of such restriction, we shall issue to Platinum a number of shares of its Series C Stock convertible into the aggregate number of shares of Common Stock issuable by us pursuant to the exercise described herein in excess of the 4.99% beneficial ownership restriction.

Pursuant to the terms of the Certificate of Designation, Preference and Rights of Series C Preferred Stock (the "Certificate of Designation"), each share of Series C Stock is initially convertible into one thousand shares of Common Stock, subject to adjustment for stock splits, combinations or similar events. Each holder who receives Series C Stock may convert its Series C Stock at any time following its issuance.  In the event of any Liquidation Event (as defined in the Certificate of Designation), the holders of Series C Stock are entitled to receive (subject to the rights of any securities designated as senior to the Series C Stock) a per share liquidation preference equal to an amount calculated by taking the total amount available for distribution to holders of all our outstanding Common Stock before deduction of any preference payments for the Series C Stock, divided by the total of (x) all of the then outstanding shares of our Common Stock, plus (y) all of the shares of our Common Stock into which all of the outstanding shares of the Series C Stock can be converted, in each case prior to any distribution to the holders of Common Stock or any other securities designated as junior to the Series C Stock.

On December 5, 2011, we entered into purchase agreements with certain strategic investors relating to the issuance and sale of an aggregate of 2,398,949 shares of Common Stock, par value $0.01, and warrants to purchase an aggregate of 959,582 shares of Common Stock.  The Common Stock and warrants to purchase Common Stock were sold in units, with each unit consisting of (i) one share of Common Stock and (ii) a warrant to purchase 0.4 of a share of Common Stock, at a public offering price of $2.25 per unit.  The warrants will become exercisable six months after the date of issuance at an exercise price of $3.00 per share, and will expire three years from the date of issuance.

The offering was made pursuant to an existing and effective shelf registration statement filed on Form S-3 (File No.  333-175938) with the SEC, as supplemented by a final prospectus supplement dated December 2, 2011, and filed with the SEC pursuant to Rule 424(b) under the Securities Act of 1933, as amended (together, the "Registration Statement").  We did not use a placement agent or underwriter in connection with the offering.  We raised $5.4 million in this offering, before issuance costs.

On December 28, 2011, we entered into an agreement (the “Platinum Agreement”) with Platinum pursuant to which Platinum confirmed its intent to exercise all of its outstanding warrants prior to December 31, 2011 (the “Election Period”). Platinum owned an aggregate of 3,225,190 warrants to purchase Common Stock, 1,312,595 of which had an exercise price of $1.50 per share, 600,000 of which had an exercise price of $2.00 per share and 1,312,595 of which had an exercise price of $2.50 per share (collectively, the “Platinum Warrants”).  In consideration for Platinum’s voluntary exercise of the Platinum Warrants, and simultaneously with such voluntary exercise, we agreed to amend the exercise price of the Platinum Warrants to $1.00 per share.  We received proceeds of approximately $3.2 million pursuant to the Platinum Agreement.

The Platinum Agreement replaced the Exercise Agreement.

The Platinum Agreement provides that, at Platinum’s election, for so long as the issuance of Common Stock is not prohibited by the 4.99% and/or 9.99% (as applicable) beneficial ownership restriction described in the Platinum Warrants, Platinum may receive, on exercise, either Common Stock or Series C Stock convertible into that number of shares of Common Stock that Platinum would otherwise be entitled to receive upon such warrant exercises.  In the event that the exercise of such warrants would result in Platinum and its affiliates beneficially owning (as calculated pursuant to Rule 13d-3 under the Securities Exchange Act) in excess of 4.99% and/or 9.99% (as applicable) of our outstanding Common Stock, in lieu of the issuance of shares of Common Stock in excess of such restriction, we shall issue to Platinum a number of shares of its Series C Stock convertible into the aggregate number of shares of our Common Stock issuable pursuant to the exercise described herein in excess of the 4.99% beneficial ownership restriction.  For purposes of determining the amount of such excess, we will rely on Platinum’s good faith representations as to its current beneficial ownership.

On December 29, 2011, we entered into agreements (collectively, the “Repricing Agreements”) with certain holders (each, a “Warrant Holder”) of warrants to purchase our Common Stock at exercise prices per share of $1.60 (the “$1.60 Warrants”) and $2.25 (the “$2.25 Warrants”).  Pursuant to the Repricing Agreements, on December 30, 2011, each Warrant Holder exercised all of its outstanding $1.60 Warrants and $2.25 Warrants for cash. In consideration for the Warrant Holder’s voluntary exercise of the $1.60 Warrants and the $2.25 Warrants for cash, and simultaneously with such voluntary exercise, we amended the exercise price of the $1.60 Warrants to $0.50 per share and we amended the exercise price of the $2.25 Warrants to $0.70 per share.  We received proceeds of approximately $400,000 pursuant to the Repricing Agreements.

We continue to aggressively pursue additional financing from existing relationships (prior shareholders, investors and lenders) and from new investors through placement agents and investment bankers to support operations, including our product and clinical development programs. During the twelve months ended December 31, 2011, we raised approximately $8,918,000 in cash (net of expenses) from our Common Stock offerings and a new offering of Series D Stock.  In addition during that period, we received cash in the amount of approximately $4,919,000 as a result of Common Stock warrant exercises.  We also received cash in the amount of approximately $137,000 as a result of stock option exercises.

We have demonstrated the ability to manage our costs aggressively and increase our operating efficiencies while advancing our medical device product development and clinical programs.  During the twelve months ended December 31, 2011, we managed the extent of our medical device product development, clinical and operating costs while pursuing necessary funding. In order to advance our product and clinical development programs, establish contract manufacturing and support our licensee for the manufacture of Prelude, pursue FDA approval for Symphony and support our operating activities, we expect our monthly operating costs associated with salaries and benefits, regulatory and public company consulting, contract engineering and manufacturing, legal and other working capital costs to increase. In the past, we have relied primarily on raising equity capital in order to meet our operating budget and to achieve our business objectives, and we plan to continue that practice in the future. Although we have been successful in the past with raising sufficient capital, we will continue to vigorously pursue additional financing as necessary to meet our business objectives; however, there can be no guarantee that additional capital will be available in sufficient amounts on terms favorable to us, if at all.

The economic conditions during 2011 and continuing in 2012, including the tightening of available funding in the financial markets, had a significant impact on the extent of advancement on our product development and clinical programs in accordance with our original projected level of operations. Although we have recently raised sufficient capital, we believe that uncertainties in the financial markets may occur in the future, resulting in fundraising challenges for emerging medical device and pharmaceutical companies. The extent and timing of our future product and clinical development programs and regulatory activities may be dependent on available additional funding from investors. Without sufficient funding for our programs, our plan to obtain regulatory approval for Symphony and Durhalieve may be delayed.

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

During the year ended December 31, 2011 and 2010, we have not redeemed any warrants.  During the year ended December 31, 2011, we issued 744,243 shares of Common Stock upon the exercise of warrants to purchase 1,419,470 shares of Common Stock through cashless exercise provisions, and warrants to purchase 6,615,290 shares of Common Stock were exercised for cash and Series C Stock, providing gross proceeds to us of approximately $6,628,000.  During the year ended December 31, 2010, Common Stock warrants to purchase 143,793 shares were exercised through a cashless exercise provision and no warrants were exercised for cash.

In August 2011 we filed a universal shelf registration statement on Form S-3 with the SEC to raise up to $75,000,000 in capital.  This registration statement was declared effective on October 28, 2011.

Facilities, Property and Equipment — We conduct our research and development operations primarily in leased facilities in Franklin, Massachusetts and have executed a lease through March 2014.  In April 2011, we executed a lease for approximately 5,400 square feet of corporate office space in a single facility located in Philadelphia, Pennsylvania for our corporate headquarters. The lease expires on April 30, 2014. Our property and equipment does not include manufacturing machinery and is limited to laboratory testing equipment, office furniture and computer systems.  Except for the purchase (possibly through capital lease financing) of tooling, molds and dies in connection with product development and manufacturing of Symphony and Prelude, we do not anticipate any significant purchases or sales of property and equipment during the next 12 months.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements, including unrecorded derivative instruments that have or are reasonably likely to have a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources. We have certain warrants and options outstanding but we do not expect to receive sufficient proceeds from the exercise of these instruments unless and until the trading price of our Common Stock is significantly greater than the applicable exercise prices of the options and warrants for a sustained period of time.

Effect of Inflation and Changes in Prices

Management does not believe that inflation and changes in prices will have a material effect on our operations.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by this item is contained on Pages F-1 through F-27 of this Report and is incorporated herein by reference.

ITEM 9A. CONTROLS AND PROCEDURES

We have carried out an evaluation, under the supervision and the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2011. Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of the end of that period, our disclosure controls and procedures are effective in providing reasonable assurance that (a) the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (b) such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2011. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework.

Following our assessment, management has concluded that, as of December 31, 2011, our internal control over financial reporting is effective based on those criteria.

Independent Public Accounting Firm’s Report on Internal Control over Financial Reporting

 The independent registered public accounting firm that audited our consolidated financial statements included in this Annual Report on Form 10-K has issued its report on the effectiveness of our internal control over financial reporting. This report appears below.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Echo Therapeutics, Inc.

We have audited Echo Therapeutics, Inc.'s (the “Company”) internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (a) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (b) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (c) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Echo Therapeutics, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Echo Therapeutics, Inc. as of December 31, 2011 and 2010, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the years then ended, and our report dated March 15, 2012, expressed an unqualified opinion on those consolidated financial statements.

/s/ Wolf & Company, P.C.

Boston, Massachusetts
March 15, 2012

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

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

Incorporated by reference to the portion of our Definitive Proxy Statement entitled “Securities Ownership of Certain Beneficial Owners and Management,” “Executive Compensation,” and “Equity Compensation Plans.”

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Incorporated by reference to the portions of our Definitive Proxy Statement entitled “Certain Relationships and Related Transaction,” “Independence of Members of Board of Directors” and “The Board of Directors and its Committees.”

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

Incorporated by reference to the portions of our Definitive Proxy Statement entitled “Independent Registered Public Accounting Firm” and “Audit Committee Policy on Pre-Approval of Services of Independent Registered Public Accounting Firm.”

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(1)	Consolidated Financial Statements

       The following financial statements are filed as part of this report:

(2)	Financial Statement Schedules

Schedules are omitted because they are not applicable, or are not required, or because the information is included in the consolidated financial statements and notes thereto.

(3)	Exhibits

The Exhibits listed in the Exhibit Index starting on Page A-1 are filed with or incorporated by reference in this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ECHO THERAPEUTICS, INC.

By:  /s/ Patrick T. Mooney
Patrick T. Mooney, M.D.
President and Chief Executive Officer
(Duly authorized officer of the Registrant)
Date: March 15, 2012

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Patrick T. Mooney and Christopher P. Schnittker, and each of them, as such person’s true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution for such person and in such person’s name, place and stead, in any and all capacities, to sign, execute and file any amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto and all documents required to be filed in connection therewith, with the Securities and Exchange Commission or any regulatory authority, granting unto such attorneys-in-fact and agents full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith and about the premises in order to effectuate the same as fully to all intents and purposes as such person might or could do if personally present, hereby ratifying and confirming all that such attorneys-in-fact and agents or any substitute or substitutes therefor, may lawfully do or cause to be done.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 15, 2012.

By:	/s/ Patrick T. Mooney
Patrick T. Mooney, M.D.
President, Chief Executive Officer and
Chairman of the Board
(Principal Executive Officer)

By:	/s/ Christopher P. Schnittker
Christopher P. Schnittker, C.P.A.
Chief Financial Officer and Treasurer
(Principal Financial Officer)

By:	/s/ Vincent D. Enright
Vincent D. Enright
Director

By:	/s/ William F. Grieco
William F. Grieco
Director

By:	/s/ James F. Smith
James F. Smith
Director

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Echo Therapeutics, Inc.

Consolidated Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Echo Therapeutics, Inc.

We have audited the accompanying consolidated balance sheets of Echo Therapeutics, Inc. as of December 31, 2011 and 2010, and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Echo Therapeutics, Inc. as of December 31, 2011 and 2010, and the results of its operations and its cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Echo Therapeutics, Inc.'s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 15, 2012 expressed an unqualified opinion on the effectiveness of Echo Therapeutics, Inc.’s internal control over financial reporting.

/s/ WOLF & COMPANY, P.C.

Boston, Massachusetts
March 15, 2012

Echo Therapeutics, Inc.
Consolidated Balance Sheets

	As of December 31,
	2011	2010
ASSETS
Current Assets:
Cash and cash equivalents	$8,995,571	$1,342,044
Restricted cash	250,000	-
Accounts receivable	37,065	141,488
Stock subscriptions receivable	6,667	285,000
Prepaid expenses and other current assets	274,208	195,205
Total current assets	9,563,511	1,963,737

Property and Equipment, at cost:
Computer equipment	298,290	265,862
Office and laboratory equipment (including assets under capitalized leases)	624,817	626,823
Furniture and fixtures	186,837	17,019
Manufacturing equipment	156,435	129,320
Leasehold improvements	187,264	177,768
	1,453,643	1,216,792
Less-Accumulated depreciation and amortization	(1,135,912)	(1,168,758)
Net property and equipment (including assets under capitalized leases)	317,731	48,034

Other Assets:
Restricted cash	19,739	275,249
Intangible assets, net of accumulated amortization	9,625,000	9,625,000
Deposits and other assets	826	250
Total other assets	9,645,565	9,900,499
Total assets	$19,526,807	$11,912,270

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$365,298	$605,634
Deferred revenue	123,708	405,454
Current portion of notes payable and capital lease obligation, net of discounts	2,288	102,071
Derivative warrant liability	1,035,337	1,544,996
Accrued expenses and other liabilities	965,832	463,475
Total current liabilities	2,492,463	3,121,630
Notes Payable and capital lease obligation, net of current portion and discounts	3,888	6,176
Deferred Revenue, net of current portion	61,867	82,180
Total liabilities	2,558,218	3,209,986

Commitments
Stockholders’ Equity:
Perpetual Redeemable Preferred Stock:
Series B, $0.01 par value, authorized 40,000 shares, issued and outstanding 0 and 154.3940 shares at December 31, 2011 and 2010, respectively	-	2
Convertible Preferred Stock:
Series C, $0.01 par value, authorized 10,000 shares, issued and outstanding 9,974.185 and 4,918.100 shares at December 31, 2011 and 2010, respectively	100	49
Series D, $0.01 par value, authorized 3,600,000 shares, issued and outstanding 3,006,000 and 0 shares at December 30, 2011 and 2010, respectively (preference in liquidation of $3,006,000 at December 31, 2011)	30,060	-
Common stock, $0.01 par value, authorized 100,000,000 shares, issued and outstanding 38,543,944 and 31,126,245 shares at December 31, 2011 and 2010, respectively	385,442	311,264
Additional paid-in capital	98,116,327	79,646,385
Common stock subscribed for but not paid for or issued, 33,333 and 285,000 shares at December 31, 2011 and 2010, respectively	6,667	285,000
Accumulated deficit	(81,570,007)	(71,540,416)
Total stockholders’ equity	16,968,589	8,702,284
Total liabilities and stockholders’ equity	$19,526,807	$11,912,270

See notes to the consolidated financial statements.

Echo Therapeutics, Inc.
Consolidated Statements of Operations

	For the Years Ended December 31,
	2011	2010
Licensing revenue	$302,059	$225,868
Other revenue	145,152	202,592
Total Revenues	447,211	428,460
Operating Expenses:
Research and development	3,796,127	2,578,852
Selling, general and administrative	4,905,757	2,760,062
Total operating expenses	8,701,884	5,338,914
Loss from operations	(8,254,673)	(4,910,454)
Other Income (Expense):
Interest income	4,808	1,519
Interest expense	(13,926)	(37,549)
Qualified therapeutic research grant	-	244,480
Gain (loss) on extinguishment of debt/payables	(1,514)	183,863
Gain (loss) on disposal of assets	(1,348)	-
Derivative warrant liability gain (loss)	(1,762,938)	371,345
Other income (expense), net	(1,774,918)	763,658
Net loss	(10,029,591)	(4,146,796)
Deemed dividend on beneficial conversion feature of Series D Convertible Preferred Stock	(1,975,211)	-
Deemed dividend on warrant repricings	(4,559,761)	-
Accretion of dividends on Convertible Perpetual Redeemable Preferred Stock	(157,733)	(131,659)
Net loss applicable to common shareholders	$(16,722,296)	$(4,278,455)
Net loss per common share, basic and diluted	$(0.49)	$(0.15)
Basic and diluted weighted average common shares outstanding	34,174,895	29,031,158

See notes to the consolidated financial statements.

Echo Therapeutics, Inc.
Consolidated Statements of Changes in Stockholders’ Equity
Years Ended December 31, 2011 and 2010

	Preferred Stock		Common Stock		Additional Paid-in Capital	Common Stock Subscribed	Accumulated Deficit	Total Stockholders’ Equity
	Number of Shares	Carrying Value	Number of Shares	Carrying Value
Balance at December 31, 2009	5,059	$51	27,045,792	$270,459	$74,155,716	$—	$(67,393,620)	$7,032,606
Exercise of warrants	—	—	35,714	357	(357)	—	—	—
Share-based payments — restricted stock, net of forfeitures	—	—	363,000	3,630	389,619	—	—	393,249
Share-based payments — options, net of forfeitures	—	—	—	—	164,810	—	—	164,810
Fair value of warrants issued for services	—	—	—	—	616,634	—	—	616,634
Fair value of options issued for services	—	—	—	—	59,471	—	—	59,471
Common Stock issued to charitable organization	—	—	60,000	600	112,800	—	—	113,400
Issuance of Common Stock, net of cash issuance costs of $188,333 and non-cash costs of $468,741	—	—	3,356,739	33,568	3,484,485	—	—	3,518,053
Fair value of fully vested Common Stock issued for services	—	—	265,000	2,650	462,850	—	—	465,500
Fair value of derivative warrant liabilities reclassified to additional paid-in capital	—	—	—	—	200,357	—	—	200,357
Common Stock subscription, 285,000 shares	—	—	—	—	—	285,000	—	285,000
Dividends on Series B Preferred Stock	13	—	—	—	—	—	—	—
Net loss	—	—	—	—	—	—	(4,146,796)	(4,146,796)
Balance at December 31, 2010	5,072	51	31,126,245	311,264	79,646,385	285,000	(71,540,416)	8,702,284
Exercise of warrants	3,225	32	2,303,456	23,035	4,896,278	—	—	4,919,345
Series B Preferred Stock redeemed for Series C Preferred Stock in warrant exercise	1,661	17	—	—	(17)	—	—	—
Common Stock subscription, 33,000 shares	—	—	—	—	—	6,667	—	6,667
Share-based payments – restricted stock, net of forfeitures	—	—	190,000	1,900	(1,900)	—	—	—
Share-based payments – options, net of forfeitures	—	—	—	—	836,866	—	—	836,866
Issuance of Common Stock and warrants, net of cash issuance costs of $109,636 and non-cash costs of $41,363	—	—	3,550,449	35,505	6,403,984	(285,000)	—	6,154,489
Issuance of Series D Preferred Stock and warrants, net of cash issuance costs of $21,299	3,506,000	35,060	—	—	3,449,642	—	—	3,484,702
Fair value of fully vested Common Stock issued for services	—	—	138,000	1,380	447,560	—	—	448,940
Fair value of derivative warrant liabilities reclassified to additional paid-in capital	—	—	—	—	2,272,597	—	—	2,272,597
Series B Preferred Stock dividend paid-in-kind	16	—	—	—	—	—	—	—
Common Stock issued in Series D Preferred Stock conversion	(500,000)	(5,000)	500,000	5,000	—	—	—	—
Common Stock and warrants issued to settle short-term note	—	—	30,000	300	35,200	—	—	35,500
Exercise of stock options	—	—	705,844	7,058	129,732	—	—	136,790
Net loss	—	—	—	—	—	—	(10,029,591)	(10,029,591)
Balance at December 31, 2011	3,015,974	$30,160	38,543,994	$385,442	$98,116,327	$6,667	$(81,570,007)	$16,968,589

See notes to the consolidated financial statements.

Echo Therapeutics, Inc.
Consolidated Statements of Cash Flows

	Years Ended December 31,
	2011	2010
Cash Flows From Operating Activities:
Net loss	$(10,029,591)	$(4,146,796)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	47,916	109,413
Share-based compensation	836,866	164,810
Fair value of common stock issued as charitable contribution	—	113,400
Fair value of common stock and warrants issued for services	448,940	935,144
Fair value of options issued for services	—	59,471
Derivative warrant liability (gain) loss	1,762,938	(371,345)
Non-cash (gain) loss on extinguishment of debt	1,514	(183,863)
Non-cash interest expense	12,159	35,190
Non-cash loss on disposal of assets	5,688	—
Changes in assets and liabilities:
Accounts receivable	104,423	(11,452)
Prepaid expenses and other current assets	(79,003)	31,436
Deposits and other assets	(576)	1,750
Accounts payable	(240,336)	(320,078)
Deferred revenue	(302,059)	(225,868)
Accrued expenses and other liabilities	505,184	178,969
Net cash used in operating activities	(6,925,937)	(3,629,819)
Cash Flows from Investing Activities:
Purchase of property and equipment	(323,301)	(14,415)
Decrease (increase) in restricted cash	5,510	(265,500)
Net cash used in investing activities	(317,791)	(279,915)
Cash Flows From Financing Activities:
Proceeds from exercise of warrants	4,919,346	—
Proceeds from issuance of common stock and warrants, net of issuance costs	6,439,489	3,886,794
Principal payments for capital lease obligations	(2,071)	(1,874)
Proceeds from issuance of Series D Convertible Preferred Stock and warrants, net of issuance costs	2,478,701	—
Proceeds from bridge notes	1,000,000	250,000
Repayment of bridge notes	(75,000)	(50,000)
Proceeds from exercise of stock options, net of forfeitures	136,790	—
Net cash provided by financing activities	14,897,255	4,084,920
Net increase in cash and cash equivalents	7,653,527	175,186
Cash and cash equivalents, beginning of period	1,342,044	1,166,858
Cash and cash equivalents, end of period	$8,995,571	$1,342,044

See notes to the consolidated financial statements.

Echo Therapeutics, Inc.
Consolidated Statements of Cash Flows

	Years Ended December 31,
	2011	2010
Supplemental Disclosure of Cash Flow Information and Non Cash Financing Transactions:
Cash paid for interest	$1,768	$2,124
Accretion of dividend on Series B Perpetual Redeemable Preferred Stock	$157,733	$131,659
Issuance of common stock in settlement of short term note	$35,500	$100,000
Issuance of common stock in settlement of accounts payable	$—	$23,000
Issuance of common stock in connection with issuance of promissory notes	$—	$48,500
Conversion of notes payable and accrued interest into Series D Convertible Preferred Stock	$1,006,000	$—
Conversion of Series D Convertible Preferred Stock into Common Stock	$500,000	$—
Deemed dividend on beneficial conversion of Series D Convertible Preferred Stock	$1,975,211	$—
Redemption of Series B Perpetual Redeemable Preferred Stock for Series C Preferred Stock in connection with October 27, 2011 warrant exercises	$1,701,672	$—
Reclassification of derivative warrant liability to additional paid-in capital	$2,272,597	$200,357
Fair value of warrants included in stock issuance costs	$41,363	$468,741
Common stock subscription receivable	$6,667	$285,000
Cancellation of restricted Common Stock	$5,250	$—
Deemed dividend on repricing of warrants	$4,559,761	$—
Fair value of restricted stock issued in connection with settlement agreement	$290,000	$—

See notes to the consolidated financial statements.

ECHO THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2011 and 2010

(1)	ORGANIZATION AND BASIS OF PRESENTATION

Echo Therapeutics, Inc. is a transdermal medical device company with expertise in advanced skin permeation technology that is initially focused on continuous glucose monitoring and needle-free drug delivery.  Echo is developing its Prelude® SkinPrep System as a platform technology to allow for significantly enhanced and painless skin permeation that will enable two important applications:

•	Analyte extraction, with the Symphony® tCGM System for needle-free, continuous glucose monitoring in hospital patients and diabetics as the first application.

•	Needle-free drug delivery.

The accompanying consolidated financial statements include the accounts of the Company and its only wholly-owned subsidiary, Sontra Medical, Inc., a Delaware corporation. All significant inter-company balances and transactions have been eliminated in consolidation.

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying consolidated financial statements reflect the application of the following accounting policies:

The accompanying consolidated financial statements have been prepared in accordance with the Financial Accounting Standards Board (“FASB”) “FASB Accounting Standard Codification™” (the “Codification”) which is the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with generally accepted accounting principles (GAAP) in the United States.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make judgments, estimates and assumptions that affect the amounts reported in the Company’s consolidated financial statements and accompanying notes. Actual results could differ materially from those estimates.

Cash and Cash Equivalents

The Company considers all highly liquid investments with maturities of ninety days or less to be cash equivalents. Cash equivalents consisted of money market funds as of December 31, 2011 and 2010. The Company maintains its cash in bank deposit accounts which, at times, may exceed the federally insured limits.

Restricted Cash

Restricted cash as of December 31, 2011 represents a letter of credit for $250,000 issued to one of the Company’s key development vendors.  Non-current restricted cash represents a security deposit on the Company’s leased offices in Franklin, Massachusetts and as of December 31, 2010 cash in escrow related to the November 2010 Common Stock and Warrant Financings completed in February 2011.

Accounts Receivable

Accounts receivable primarily represents amounts billed by the Company. An allowance for doubtful accounts is determined based on management’s best estimate of probable losses inherent in the accounts receivable balance. Amounts determined to be uncollectible are written off against the allowance. Management assesses the allowance based on information regarding nature of the receivables and historical experience. No allowance was deemed necessary as of December 31, 2011 and 2010.

Intangible Assets and Other Long-Lived Assets

The Company records intangible assets at the acquisition date fair value. As a policy, the Company amortizes its intangible assets using the straight-line method over their estimated useful lives, as follows: patents and licenses, 2 to 20 years; definite-lived core and developed technology, 5 to 25 years; and other intangible assets over the following periods.

In connection with the acquisition of Durham Pharmaceuticals Ltd., a North Carolina corporation doing business as Echo Therapeutics, Inc. (the “ETI Acquisition”), intangible assets related to contractual arrangements were amortized over the estimated useful life of 3 years and ended in 2010.  Intangible assets from the ETI Acquisition related to technology are expected to be amortized on a straight-line basis over the period ending 2019 and will commence upon revenue generation.

The Company reviews intangible assets subject to amortization quarterly to determine if any adverse conditions exist or a change in circumstances has occurred that would indicate impairment or a change in the remaining useful life of any intangible asset. Conditions that would indicate impairment and trigger an impairment assessment include, but are not limited to, a significant adverse change in legal factors or business climate that could affect the value of an asset, or an adverse action or assessment by a regulator. If the carrying value of an asset exceeds its estimated undiscounted future cash flows, the Company writes down the carrying value of the intangible asset to its fair value in the period identified.

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

The Company performs a regular review of the underlying assumptions, circumstances, time projections and revenue and expense estimates to decide if there is a possible impairment. In reviewing the long-lived assets relating to the ETI Acquisition as of December 31, 2011, the Company concluded that there was no impairment of the carrying value of such long-lived assets. No impairment losses were recorded for the years ended December 31, 2011 and 2010.

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

Share-Based Payments

The Company recognizes compensation costs resulting from the issuance of stock-based awards to employees and directors as an expense in the statement of operations over the service period based on the measurement date fair value for each stock award. The Company’s policy is to grant employee and director stock options with an exercise price equal to or greater than the fair value of the Common Stock at the date of grant.

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

The Company's financial liabilities measured at fair value on December 31, 2011 and 2010 consists of a derivative warrant liability which is classified as Level 3 in fair value hierarchy (see Note 6).  The Company uses a valuation method, the Black-Scholes option pricing model, and the requisite assumptions in estimating the fair value for the warrants considered to be derivative instruments.  These assumptions include the fair value of the underlying stock, risk-free interest rates, volatility, expected life and dividend rates.  The Company has no financial assets measured at fair value.

The Company may also be required, from time to time, to measure certain other financial assets at fair value on a nonrecurring basis.  These adjustments to fair value usually result from application of lower-of-cost-or-market accounting or write-downs of individual assets.  There were no such adjustments in the years ended December 31, 2011 and 2010.

Concentration of Credit Risk

The Company has no significant off-balance-sheet risk. Financial instruments, which subject the Company to credit risk, principally consist of cash and cash equivalents. The Company mitigates its risk by maintaining the majority of its cash and equivalents with high-quality financial institutions.

Financial Instruments

The estimated fair value of the Company’s financial instruments, which include cash and cash equivalents, restricted cash, accounts receivable, accounts payable, notes payable and capital lease obligation, approximates their carrying value due to the short-term nature of these instruments and their market terms.

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

Segment Information

Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision maker, or decision making group, in making decisions regarding resource allocation and assessing performance. To date, the Company has viewed its operations and manages its business as principally one operating segment, which is the development of transdermal skin permeation and diagnostic medical devices. As of December 31, 2011 and 2010, all of the Company’s assets were located in the United States.

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

Grant Income

Grants received are recognized as income when the related work is performed and the qualifying research and development costs are incurred and are presented as Other Income on the Company’s consolidated statements of operations. The Company received a grant totaling approximately $244,500 under the Qualified Therapeutic Discovery Project Grants Program during 2010. The Qualified Therapeutic Discovery Project Grants Program was included in the healthcare reform legislation and established a one-time pool of $1 billion for grants to small biotechnology companies developing certain novel therapeutics.

Income Taxes

The Company is primarily subject to U.S. federal, Massachusetts, Pennsylvania and New Jersey state income tax. Tax years subsequent to 2007 remain open to examination by U.S. federal and state tax authorities.

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

When tax returns are filed, it is highly certain that some positions taken would be sustained upon examination by the taxing authorities, while others may be subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50% likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits in the accompanying balance sheet along with any associated interest and penalties that would be payable to the taxing authorities upon examination. There was no uncertain tax position liabilities recorded at December 31, 2011.

The Company’s policy is to recognize interest and penalties related to income tax matters in income tax expense. As of December 31, 2011 and 2010, the Company had no accruals for interest or penalties related to income tax matters.

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

Recent Accounting Pronouncements

In May 2011, the FASB issued ASU 2011-04, Fair Value Measurement (Topic 820).  The ASU provides amendments to achieve common fair value measurements and disclosure requirements in US GAAP and IFRS. The guidance clarifies and expands the disclosure pertaining to unobservable inputs used in Level 3 fair value measurements, including the disclosure of quantitative information related to (1) the valuation processes used, (2) the sensitivity of the fair value measurement to changes in unobservable inputs, and (3) use of a nonfinancial asset in a way that differs from the asset’s highest and best use. The guidance also requires that public entities disclose the level within the fair value hierarchy for assets and liabilities not measured at fair value in the statement of financial position but for which the fair value is disclosed. The amendments are to be applied prospectively and are effective for annual periods beginning after December 15, 2011 for public companies.  The Company does not expect the adoption to have a material impact.

(3) INTANGIBLE ASSETS

As of December 31, 2011 and 2010, intangible assets related to the ETI Acquisition are as follows:

			2011		2010
	Estimated Life	Cost	Accumulated Amortization	Net	Net
Contract related intangible asset:
Cato Research discounted contract	3 years	$355,000	$355,000	$—	$—
Technology related intangible assets:
Patents for the AzoneTS-based product candidates and formulation	6 years	1,305,000	—	1,305,000	1,305,000
Drug Master Files containing formulation, clinical and safety documentation used by the FDA	6 years	1,500,000	—	1,500,000	1,500,000
In-process pharmaceutical products for 2 indications	6 years	6,820,000	—	6,820,000	6,820,000
Total technology related intangible assets		9,625,000	—	9,625,000	9,625,000
Total		$9,980,000	$355,000	$9,625,000	$9,625,000

Intangible assets related to technology are expected to be amortized on a straight-line basis over the period ending 2019 when the underlying patents expire and will commence upon revenue generation, which the Company has estimated to be during 2013.  The contract related intangible asset was amortized over a 3 year period which ended in 2010. Amortization expense relating to the contract was approximately $84,000 for the year ended December 31, 2010, and is included in research and development in the Consolidated Statement of Operations.  No such amortization was recorded in 2011 as the asset was fully amortized during the prior year.

Estimated amortization expense for each of the next five years is as follows:

Estimated Amortization Expense
For the Year Ending December 31,
2012	$—
2013	—
2014	1,604,000
2015	1,604,000
2016	1,604,000

(4) OPERATING LEASE COMMITMENTS

The Company leases approximately 13,000 square feet of manufacturing, laboratory and office space in a single facility located in Franklin, Massachusetts under a lease expiring March 31, 2014.

The Company also leases approximately 5,400 square feet of corporate office space in a single facility located in Philadelphia, Pennsylvania under a lease expiring April 30, 2014.

Future minimum lease payments for each of the next five years under these operating leases at December 31, 2011 are approximately as follows:

	Franklin	Philadelphia	Total
For the Year Ending December 31,
2012	$144,000	$128,000	$272,000
2013	144,000	132,000	276,000
2014	36,000	44,000	80,000
2015	-	-	-
2016	-	-	-
Total	$324,000	$304,000	$628,000

The Company’s facilities lease expense was approximately $224,000 and $169,000 for the years ended December 31, 2011 and 2010, respectively.

The Company leases copiers in the Philadelphia office through a non-cancelable operating lease at a cost of approximately $635 per month. The Company is obligated to pay approximately $8,000, $8,000 and $3,000 for 2012, 2013 and 2014, respectively. The total is approximately $19,000 over the course of the lease.

(5) NOTES PAYABLE AND CAPITAL LEASE OBLIGATION

Notes payable and capital lease obligations at December 31, 2011 and 2010 consisted of the following:

	2011	2010
Short-term Notes	$-	$100,000
Capital lease obligation	6,176	8,247
Total notes payable and capital lease obligation	6,176	108,247
Less current portion of notes payable and capital lease obligation	2,288	102,071
Notes Payable and capital lease obligation, net of current portion	$3,888	$6,176

2010 Short-term Notes

Short-term Notes – In September 2010, the Company issued $250,000 of short-term notes, maturing in 90 days.  In lieu of interest, the note holders were issued 2,000 unregistered shares of the Company’s common stock, $0.01 par value, for every $10,000 of principal loaned.  A total of 50,000 shares with a fair value of approximately $48,500 were issued in September 2010 pursuant to these short-term notes.  The fair value of the stock was amortized over the 90 day term.  One short-term note in the amount of $100,000 was extended for one month on December 23, 2010 in exchange for 5,000 shares of common stock issued in January 2011 with a fair value of $10,500.  In January 2011, the Company repaid $75,000 in cash on the extended note and the remaining $25,000 was used to purchase Common Stock and warrants to purchase Common Stock (see Note 8). Non-cash interest expense on the extended note for the year ended December 31, 2011 was approximately $6,200. Non-cash interest expense for the 2010 short-term notes was approximately $35,200.  Unamortized interest cost of approximately $1,600 and $12,000 was recognized as a loss on extinguishment of debt in 2011 and 2010, respectively.

Capital Lease — In July 2009, the Company entered into a five-year lease of an office copier which is included with the Office and Laboratory Equipment. The value of the equipment capitalized was approximately $11,000. The lease payments of $234 per month, payable in arrears, reflect a 10% interest rate. Accumulated depreciation on the leased copier as of December 31, 2011 and 2010 was approximately $5,500 and $3,300, respectively.  During the years ended December 31, 2011 and 2010, interest expense related to the capital lease obligation was approximately $700 and $900, respectively.

(6) DERIVATIVE WARRANT LIABILITY

Derivative financial instruments are recognized as a liability on the consolidated balance sheet and measured at fair value.

At December 31, 2011 and 2010, the Company had outstanding warrants to purchase 7,527,529 and 10,336,292 shares of its common stock, respectively. Included in these outstanding warrants at December 31, 2011 and 2010 are warrants to purchase 725,142 and 1,356,289 shares, respectively, that are considered to be derivative instruments since the agreements contain “down round” provisions whereby the number of shares covered by the warrants is subject to change in the event of certain dilutive stock issuances. The fair value of these derivative instruments at December 31, 2011 and 2010 was approximately $1,035,000 and $1,545,000, respectively, and is included in Derivative Warrant Liability, a current liability. Changes in fair value of the derivative financial instruments are recognized currently in the Statements of Operations as a Derivatives Gain or Loss. The changes in the fair value of the derivative warrant liability in the years ended December 31, 2011 and 2010 resulted in a loss of approximately $1,763,000 and a gain of approximately $371,000, respectively.

The primary underlying risk exposure pertaining to the warrants is the change in fair value of the underlying common stock for each reporting period. Of the total warrants exercised in 2011 and 2010, warrants to purchase 1,419,470 and 143,793 shares of Common Stock, respectively, were exercised per a cashless exercise provision.

For the years ended December 31, 2011 and 2010, warrants with down round provisions to purchase 653,150 and 143,793 shares, respectively, were exercised and certain anti-dilution rights were waived (see Note 10) which resulted in a reclassification to additional paid-in capital in the amount of approximately $2,273,000 and $200,000, respectively.

The table below presents the changes in Level 3 derivative warrant liability measured at fair value on a recurring basis.

	2011	2010
Liabilities:
Derivative warrant liability as of January 1	$1,544,996	$2,116,696

Total unrealized losses included in net loss (1)	2,191,147	(369,984)

Total realized losses included in net loss (1)	978,678	(2,096)

Total unrealized gains included in net loss (1)	(1,377,261)	-

Total realized gains included in net loss (1)	(29,626)	737

Reclassification of derivative warrant liability to additional paid-in capital for derivative warrants exercised	(2,272,597)	(200,357)

Derivative warrant liability as of December 31	$1,035,337	$1,544,996
________________________
(1) Included in derivative warrant liability gain or loss in the Consolidated Statement of Operations.

(7) PREFERRED STOCK

The Company is authorized to issue up to 40,000,000 shares of preferred stock with such rights, preferences and privileges as are fixed by the Board of Directors.

 Series B Perpetual Redeemable Preferred Stock and Warrant Financing

The Company has authorized 40,000 shares of non-convertible Series B Perpetual Preferred Stock, $0.01 par value (“Series B Stock”), of which 0 and 154.3940 shares were issued and outstanding as of December 31, 2011 and 2010, respectively. The Series B Stock was initially issued on June 30, 2009.

   The Company accrued and satisfied approximately $158,000 and $132,000 of dividends by issuing 15.7732 and 13.1659 shares of Series B Stock during the years ended December 31, 2011 and 2010, respectively.  These dividends are included in the Consolidated Statements of Operations in Arriving at Net lLss Appliable to Common Shareholders.

    On October 27, 2011, the Company entered into an agreement with Platinum Long Term Growth VII, LLC (Platinum) and Platinum Montaur Life Sciences, LLC (Montaur) pursuant to which Platinum and Montaur exercised certain warrants to purchase Common Stock and, in lieu of delivering the cash exercise price for such warrant exercises, Montaur, on behalf of itself and Platinum, surrendered an aggregate of 170.1672 shares of the Series B Stock held by it, with a redeemable value of $1,701,672, as full payment for the exercise of the warrants (the “Exchange”). After giving effect to the Exchange, the Company has no issued or outstanding Series B Stock.

    In the aggregate, and without giving effect to any beneficial ownership limitation provisions contained in the warrants, the warrant exercises in the Exchange would have resulted in the issuance to Platinum and Montaur of 1,830,895 shares of Common Stock. As part of the Exchange, the Company issued an aggregate of 1,830.895 shares of Series C Stock to Montaur in lieu of issuing 1,830,895 shares of Common Stock. After the Exchange, Montaur holds no shares of Series B Stock.

Series C Convertible Preferred Stock

    The Company has authorized 10,000 shares of Series C Stock, of which 9,974.185 and 4,918.100 shares were issued and outstanding as of December 31, 2011 and 2010, respectively. The Series C Stock was created on June 30, 2009. Key terms of the Series C Stock are as follows:

•  Pursuant to the terms of the Certificate of Designation, Preference and Rights of Series C Preferred Stock (the “Series C Certificate”), each share of Series C Stock is initially convertible into one thousand shares of Common Stock, subject to adjustment for stock splits, combinations or similar events.

•  Each holder who receives Series C Stock may convert its Series C Stock at any time following its issuance.

•  In the event of any Liquidation Event (as defined in the Series C Certificate), the holders of Series C Stock will be entitled to receive (subject to the rights of any securities designated as senior to the Series C Stock) a per share liquidation preference equal to an amount calculated by taking the total amount available for distribution to holders of all the Company’s outstanding Common Stock before deduction of any preference payments for the Series C Stock, divided by the total of (x) all of the then outstanding shares of Common Stock, plus (y) all of the shares of Common Stock into which all of the outstanding shares of the Series C Stock can be converted, in each case prior to any distribution to the holders of Common Stock or any other securities designated as junior to the Series C Stock.

Series D Convertible Preferred Stock

On February 8, 2011 the Company entered into a Series D Convertible Preferred Stock Purchase Agreement (the “Series D Agreement”) with Montaur and certain other strategic accredited investors (each, a “Series D Investor” and collectively, the “Series D Investors”) in connection with the Company’s private placement (the “Series D Financing”) of Series D Convertible Preferred Stock (“Series D Stock”) at a price per share of $1.00.  For every $100,000 face value of Series D Stock purchased in the Series D Financing, the Series D Investor was issued (i) Series 1 warrants to purchase 50,000 shares of Common Stock with an exercise price of $1.50 per share (the “Series D-1 Warrants”), and (ii) Series 2 warrants to purchase 50,000 shares of Common Stock with an exercise price of $2.50 per share (the “Series D-2 Warrants” and, together with the Series D-1 Warrants, the “Series D Warrants”).

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

The Company issued an aggregate of 1,753,000 Series D-1 Warrants and 1,753,000 Series D-2 Warrants to the Series D Investors pursuant to the Series D Agreement.  The Series D Warrants are immediately exercisable and expire on February 7, 2013; however, if the Series D Warrants are not exercised in full by February 7, 2013 by virtue of the application of a beneficial ownership “blocker”, then the term of the Series D Warrants shall be extended for thirty (30) days past the date on which the beneficial ownership blocker is no longer applicable. An exercise under the Series D Warrants may not result in the holder beneficially owning more than 4.99% or 9.99%, as applicable, of all of the Common Stock outstanding at the time; provided, however, that a holder may waive the foregoing provision upon 61 days’ advance written notice to the Company.  The exercise price of these warrants is subject to adjustment for stock splits, business combinations or similar events.  Key terms of the Series D Stock are as follows:

•
Pursuant to the terms of the Certificate of Designation, Preferences and Rights of the Series D Convertible Preferred Stock, the shares of Series D Stock are initially convertible into shares of Common Stock at a price per share equal to $1.00, subject to adjustment for stock splits, business combinations or similar events, and shall have a liquidation preference equal to their stated value.

•	Each holder who receives Series D Stock may convert it at any time following its issuance.

•	The Series D Stock does not pay a dividend and is not redeemable.

In connection with issuance of Series D Stock, the conversion feature of Series D Stock was considered beneficial, or “in the money”, at issuance due to a conversion rate that allows the investor to obtain the Common Stock at below market price. The Company recorded a deemed dividend on the beneficial conversion feature equal to the incremental fair value resulting from the reduction in the conversion rate of $1,975,211. This deemed dividend is included in the 2011 Consolidated Statement of Operations in arriving at the Net Loss Applicable to Common Shareholders.

In accordance with (i) the Certificate of Designation, Rights and Preferences of the Series B Stock (the “Series B Certificate”) and (ii) a letter agreement dated January 19, 2010 between the Company and the sole holder of the Series B Stock (the “Series B Holder”), the Company was obligated to use 25% of the gross proceeds from the Series D Financing to redeem the Series B Stock. On February 4, 2011, the Company entered into a letter agreement (the “Letter”) with the Series B Holder pursuant to which the Series B Holder waived the redemption of shares of the Series B Stock triggered by the Series D Financing.

On October 19, 2011, an investor converted 500,000 shares of Series D Stock into 500,000 shares of Common Stock.

(8) COMMON STOCK

The Company has authorized 100,000,000 shares of Common Stock, $0.01 par value per share, of which 38,543,994 and 31,126,245 shares were issued and outstanding as of December 31, 2011 and 2010, respectively.

February 2010 Financing

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

November 2010 Financings

In November 2010, the Company initiated a private placement (the “November 2010 Financing”) of up to 120 units (each, a “Unit” and together, the “Units”) or partial Units at a price per Unit of $25,000.  Each Unit consists of (i) 25,000 shares of Common Stock, (ii) Series 1 warrants to purchase 12,500 shares of the Company’s Common Stock with an exercise price of $1.50 per share (the “Series 1 Warrants”), and (iii) Series 2 warrants to purchase 12,500 shares of Common Stock with an exercise price of $2.50 per share (the “Series 2 Warrants”).

Through December 31, 2010, the Company had entered into subscription agreements with certain strategic institutional and accredited investors in connection with the November 2010 Financing for a total of 68.8 units.  The Company received gross proceeds from these subscriptions in the amount of $1,720,000.   The Company received proceeds of $100,000 in the form of extinguishment of a Short-Term Note issued by the Company on September 28, 2010 (see Note 5), which included principal and interest.  Additionally, the Company had received a commitment for an additional 11.4 Units for which the expected proceeds of $285,000 had not been received as of December 31, 2010.  This was treated as a stock subscription receivable as of December 31, 2010.  The proceeds of $285,000 were received and stock issued in January and February 2011.

As of December 31, 2010, the Company issued an aggregate of 1,720,000 shares of Common Stock and under commitments for an additional 11.4 Units was obligated to issue an additional 285,000 shares and an aggregate of 1,002,500 Series 1 Warrants and 1,002,500 Series 2 Warrants to the investors.   These warrants are immediately exercisable and expire three years after issuance. The exercise price is subject to adjustment for stock splits, combinations or similar events.  An exercise under these warrants may not result in the holder beneficially owning more than 4.99% or 9.99%, as applicable, of all of the Common Stock outstanding at the time; provided, however, that a holder may waive the foregoing provision upon sixty-one (61) days’ advance written notice to the Company.

In 2011, the Company entered into a subscription agreement with certain strategic institutional and accredited investors in connection with the November 2010 Financing for a total of 35.66 Units.  The Company received proceeds from these subscriptions in the amount of $891,500, which included proceeds of $25,000 in the form of extinguishment of a 2010 Short Term Promissory Note issued by the Company on September 24, 2010 (see Note 5). Pursuant to these November 2010 Financing closings that occurred in 2011, the Company issued an aggregate of 445,750 Series 1 Warrants and 445,750 Series 2 Warrants to the investors.

December 2011 Financing

On December 5, 2011, the Company entered into purchase agreements with certain strategic investors relating to the issuance and sale of an aggregate of 2,398,949 shares of Common Stock, par value $0.01, and warrants to purchase an aggregate of 959,582 shares of Common Stock.  The Common Stock and warrants to purchase Common Stock were sold in units, with each unit consisting of (i) one share of Common Stock and (ii) a warrant to purchase 0.4 of a share of Common Stock, at a public offering price of $2.25 per unit.  The warrants will become exercisable six months after the date of issuance at an exercise price of $3.00 per share, and will expire three years from the date of issuance.  The Company issued 2,398,949 shares on December 7, 2011, raising $5,397,625.

The Company did not use a placement agent or underwriter in connection with these offerings.

Placement Agent Arrangements

On June 30, 2009, the Company entered into an engagement letter with Burnham Hill Partners LLC (“Burnham”) pursuant to which Burnham provided placement agent services to the Company in connection with the Series B Financing (see Note 7). The Company agreed to pay Burnham (a) a cash fee of $200,000 (the “Series B Fee”) which was due and payable upon the earlier of (i) the Company having a net cash balance in excess of $2,000,000 or (ii) October 1, 2009; and (b) warrants to acquire 400,000 shares of Common Stock, with a term of five years, an exercise price per share equal to 105% of the closing bid price of our Common Stock on June 30, 2009.

On September 30, 2009, the Company and Burnham entered into a letter agreement (the “Burnham Letter”) extending the due date of the Series B Fee. The Letter provides that the Fee is due and payable by the Company upon the earlier of (i) the Company having a cash balance in excess of $2,000,000 or (ii) March 31, 2010.

On March 16, 2010, Burnham LLC agreed that the Company does not owe Burnham any fees that may have been payable pursuant to any and all previous agreements between Burnham and the Company. Accordingly, the Company recorded a gain on extinguishment of financing fee payable of $200,000 in 2010.

On February 4, 2010, the Company entered into an engagement letter with Burnham pursuant to which Burnham provided placement agent services to the Company in connection with the February Financing.  The Company agreed to pay Burnham for its services as follows: (a) a cash fee equal to seven percent (7%) of the gross cash proceeds received by the Company in connection with the February Financing from investors Burnham directly introduced to the February Financing; and (b) warrants to acquire a number of shares of Common Stock equal to 10% of the number of Shares issued to the investors directly introduced to the February Financing by Burnham at a per share exercise price equal to the exercise price of the Warrants and with such other terms and conditions as are equal or substantially similar to those included in the Warrants.  The Company also agreed to pay Burnham’s reasonable out of pocket expenses incurred in connection with the February Financing in an amount not to exceed $5,000.  Burnham received a cash placement fee of $29,925 and the Company issued to Burnham and/or its designees and assignees warrants to purchase 28,500 shares of Common Stock. The fair value of these warrant shares was determined to be approximately $48,000 as of February 3, 2010 which was recorded as both a debit and credit to additional paid-in capital as a stock issuance cost.

On February 4, 2010, the Company entered into an engagement letter with Boenning & Scattergood, Inc. (“Boenning”) pursuant to which Boenning provided placement agent services to the Company in connection with the February Financing.  The Company agreed to pay Boenning for its services as follows: (a) a cash fee equal to seven percent (7%) of the gross cash proceeds received by the Company in connection with the February Financing from investors Boenning directly introduced to the February Financing; and (b) warrants to acquire a number of shares of Common Stock equal to 10% of the number of shares of Common Stock issued to the investors directly introduced to the February Financing by Boenning at a per share exercise price equal to the exercise price of the Warrants and with such other terms and conditions as are equal or substantially similar to those included in the Warrants.  The Company also agreed to pay Boenning’s reasonable out of pocket expenses incurred in connection with the February Financing in an amount not to exceed $5,000. Boenning received a cash placement fee of $110,410 and the Company issued to Boenning and/or its designees and assignees warrants to purchase 100,399 shares of Common Stock. The fair value of these warrant shares was determined to be approximately $169,000 as of February 3, 2010 which was recorded as both a debit and credit to additional paid-in capital as a stock issuance cost.

On September 15, 2010, the Company retained LifeTech Capital, a division of Aurora Capital, LLC, as a placement agent (“LifeTech”).  The Company agreed to pay LifeTech for its services as follows: (a) a cash fee equal to seven percent (7%) of the gross cash proceeds in excess of $150,000 received by the Company in connection with the November 2010 Financing from investors introduced to the November 2010 Financing by LifeTech; and (b) warrants to acquire a number of shares of Common Stock equal to 10% of the securities sold to investors introduced to the November 2010 Financing by LifeTech.  The warrants are identical to those issued to the investors in the November 2010 Financing, except that they include a cashless exercise provision.  LifeTech also received an up-front cash fee of $10,000 for financial advisory services.  In connection with the November 2010 Financing, the Company paid cash fees of $8,750 and $7,875 in 2010 and 2011, respectively, and issued LifeTech warrants to purchase 13,750 shares of Common Stock at an exercise price of $1.50 per share and 13,750 shares of Common Stock at an exercise price of $2.50 per share with a combined fair value of approximately $25,000 which was recorded as non-cash stock issuance cost in 2010. The Company issued LifeTech warrants to purchase 5,625 shares of Common Stock at an exercise price of $1.50 per share and warrants to purchase 5,625 shares of Common Stock at an exercise price of $2.50 per share, for a combined fair value of approximately $11,000 which was recorded as a non-cash stock issuance cost in 2011.

On December 29, 2010, the Company also retained Monarch Capital Group, LLC as a placement agent (“Monarch”).  The Company agreed to pay Monarch for its services as follows: (a) a cash fee equal to seven percent (7%) of the gross cash proceeds received by the Company in connection with the November 2010 Financing from investors introduced to the November 2010 Financing by Monarch; and (b) warrants to acquire a number of shares of Common Stock equal to 10% of the securities sold to investors introduced to the November 2010 Financing by Monarch.  The warrants are identical to those issued to the investors in the November 2010 Financing.  The Company paid cash fees to Monarch of $29,750 and $19,250 in 2010 and 2011, respectively. The Company has issued Monarch warrants to purchase 21,250 shares of Common Stock at an exercise price of $1.50 per share and 21,250 shares of Common Stock at an exercise price of $2.50 per share pursuant to this arrangement with a combined fair value of approximately $42,000 which was recorded as non-cash stock issuance cost in 2010. The Company issued Monarch warrants to purchase 13,750 shares of Common Stock at an exercise price of $1.50 per share and warrants to purchase 13,750 shares of Common Stock at an exercise price of $2.50 per share, for a combined fair value of approximately $30,000 which was recorded as a non-cash stock issuance cost in 2011.

Stock Issued in Exchange for Services

During the year ended December 31, 2011, the Company issued 138,000 shares of Common Stock with a fair value of $449,000 to three vendors in exchange for investor relations and business development services.  The Company recorded $449,000 of Selling, General and Administrative expense related to these issuances, which represents the fair value of the related stock at the time of issuance.

Exercise of Common Stock Warrants

       During 2011, warrants to purchase 6,615,298 shares of Common Stock were voluntarily exercised, resulting in cash proceeds to the Company of approximately $6,628,000. No such warrant exercises in exchange for cash occurred in 2010.

During 2011 and 2010, warrants to purchase 1,419,470 and 143,793 shares of Common Stock were voluntarily exercised through cashless exercise provisions, resulting in the issuance of 744,243 and 35,714 shares of Common Stock, respectively.

During the year ended December 31, 2011, the Company contacted certain holders of its warrants to encourage them to exercise their warrants voluntarily by reducing the exercise prices, provided they elected to simultaneously exercise for cash proceeds. Warrants to purchase an aggregate of 4,548,928 shares of Common Stock were exercised during the year ended December 31, 2011 and cash proceeds of $5,207,239 from these transactions were received.  As a result of the reductions in exercise price, the Company recorded $4,471,631in deemed dividends for the year ended December 31, 2011 in the Consolidated Statement of Operations.

(9) STOCK OPTIONS

In 1997, the Company adopted its 1997 Long-Term Incentive and Stock Option Plan (the “1997 Plan”). The Company may not grant any additional shares under the 1997 Plan.

In connection with the Company’s strategic merger with ChoiceTel in 2002, the Company assumed options to purchase 86,567 shares of Common Stock or all outstanding options under the 1999 Sontra Medical, Inc. Stock Option and Incentive Plan (the “1999 Plan”). The Company may not grant any additional shares under the 1999 Plan.

In March 2003, the Company’s shareholders approved its 2003 Stock Option and Incentive Plan (the “2003 Plan”). Pursuant to the 2003 Plan, the Company’s Board of Directors (or committees and/or executive officers delegated by the Board of Directors) may grant incentive and nonqualified stock options, restricted stock and other stock-based awards to the Company’s employees, officers, directors, consultants and advisors. As of December 31, 2011, the maximum aggregate number of shares that may be authorized for issuance under the 2003 Plan for all periods is 1,600,000 shares.

In May 2008, the Company’s shareholders approved the Echo Therapeutics, Inc. 2008 Equity Compensation Plan (the “2008 Plan”). The 2008 Plan provides for grants of incentive stock options to employees and nonqualified stock options and restricted Common Stock to employees, consultants and non-employee directors of the Company. On July 12, 2010, the shareholders of the Company voted in favor of the Board of Directors’ recommendation to increase the number of shares authorized for issuance under the 2008 Plan from 2,700,000 shares to 4,700,000 shares.

The tables below show the remaining shares available for future grants for each plan and the outstanding shares.

	Stock Option Plans
	1997	1999	2003	2008
Shares Available For Issuance
Total reserved for stock options and restricted stock	150,000	68,138	1,600,000	4,700,000
Net restricted stock issued net of cancellations	-	-	(161,250)	(1,504,750)
Stock options granted	(174,482)	(86,567)	(1,544,491)	(1,845,000)
Add back options cancelled before exercise	146,028	54,750	603,241	216,666
Options cancelled by plan vote	(121,546)	(36,321)	-	-
Remaining shares available for future grants	-	-	497,500	1,566,916

Outstanding Options and Restricted Stock					Not Pursuant to a Plan
Total granted	174,482	86,567	1,544,491	1,845,000	3,100,000
Less: Cancelled restricted stock	-	-	-	-	-
Options cancelled	(146,028)	(54,750)	(603,241)	(216,666)	(1,383,334)
Options exercised	(8,454)	(27,964)	(270,000)	(78,334)	566,666
Net shares outstanding before restricted stock	20,000	3,853	671,250	1,550,000	1,150,050
Net restricted stock issued net of cancellations	-	-	161,250	1,504,750	64,844
Outstanding shares at December 31, 2011	20,000	3,853	832,500	3,054,750	1,241,844

Share-Based Compensation - Options

For options issued and outstanding during the years ended December 31, 2011 and 2010, the Company recorded additional paid-in capital and non-cash compensation expense of $836,866 and $164,810, respectively, each net of estimated forfeitures.

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

The assumptions used principally for options granted to employees in the years ended December 31, 2011 and 2010 were as follows:

	2011	2010
Risk-free interest rate	1.80% - 3.47%	2.43% - 3.96%
Expected dividend yield	—	—
Expected term (employee grants)	6.5 years	6.75 years
Forfeiture rate (excluding fully vested options)	15%	0%-37%
Expected volatility	137% - 142%	142% - 150%

A summary of option activity under the Company’s stock plans and options granted to officers of the Company outside any plan as of December 31, 2011 and changes during the year then ended is presented below:

Options	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2011	3,029,030	$0.87
Granted	1,375,000	$3.11
Exercised	(835,334)	$0.74
Forfeited or expired	(173,593)	$3.34
Outstanding at December 31, 2011	3,395,103	$1.68	7.11 years	$3,592,355
Exercisable at December 31, 2011	2,200,099	$0.93	6.10 years	$3,381,738

The weighted-average grant-date fair value of options granted during the year ended December 31, 2011 was $2.21 per share. As of December 31, 2011, there was approximately $2,362,000 of total unrecognized compensation expense related to non-vested share-based option arrangements. With the exception of the unrecognized share-based compensation related to certain restricted stock grants to officers and employees that contain performance conditions related to United States Food and Drug Administration (FDA) approval for Symphony or the sale of the Company, unrecognized compensation is expected to be recognized over the next 12 months.

Share-Based Compensation – Restricted Stock

For restricted stock issued and outstanding during the years ended December 31, 2011 and 2010, the Company incurred non-cash compensation expense of $323,463 and $393,249, respectively, each net of estimated forfeitures.

As of December 31, 2011, the Company had outstanding restricted stock grants of 1,819,594 shares with a weighted-average grant-date value of $1.72. Of the outstanding restricted stock grants, 11,250 shares have not yet vested. A summary of the status of the Company’s nonvested restricted stock grants as of December 31, 2011 and changes during the year ended December 31, 2011 is presented below.

Non-vested Shares	Shares	Weighted- Average Grant-Date Fair Value
Non-vested at January 1, 2011	1,629,594	$1.12
Granted	680,000	$3.38
Vested	(65,000)	$2.82
Forfeited	(425,000)	$1.02
Non-vested at December 31, 2011	1,819,594	$1.72

      Of the 1,819,594 shares of non-vested restricted stock, vesting criteria are as follows:

•	1,559,594 shares of restricted stock vest upon the FDA approval of Symphony or the sale of the Company;

•	220,000 shares of restricted stock vest upon the sale of the Company; and

•	40,000 shares of restricted stock vest over 4 years, at each of the anniversary dates of the grants.

       As of December 31, 2011, there was approximately $3,456,000 of total unrecognized compensation expense related to non-vested share-based restricted stock arrangements granted under the Company’s stock plans. As of December 31, 2011, the Company cannot estimate the timing of completion of the performance vesting requirements required by certain of these restricted stock grant arrangements. Compensation expense related to the Restricted Share Grants will be recognized when the Company concludes that achievement of the performance vesting conditions is probable.

(10) WARRANTS

The Company uses valuation methods and assumptions that consider among other factors the fair value of the underlying stock, risk-free interest rate, volatility, expected life and dividend rates in estimating fair value for the warrants considered to be derivative instruments.  The following assumptions were utilized by the Company:

	2011	2010
Risk-free interest rate	3.36% -3.75%	2.58% -3.71%
Expected dividend yield	—	—
Expected term (contractual term)	2 years	2 - 5 years
Forfeiture rate	0%	0%
Expected volatility	142%	141% - 150%

Expected volatilities are based on historical volatility of the Common Stock using historical periods consistent with the expected term of the warrant. The risk-free rate is based on the yield of a U.S. Treasury security with a term consistent with the warrant.

In the years ended December 31, 2011 and 2010, the Company issued warrants with a fair value of approximately $11,191,000 and $617,000, respectively.  Included in the warrant fair value are warrants with a fair value of approximately $41,000 and $469,000 recorded as a debit and credit to additional paid-in capital as stock issuance costs related to the 2011 and 2010 financings, respectively (see Note 8).  The warrants issued in the years ended December 31, 2011 and 2010 generally have a term of 2 to 5 years, a non-redeemable feature, and a cashless exercise provision. Certain warrants have a standard weighted average anti-dilution protection and piggy back registration rights.

    At December 31, 2011, the Company had the following outstanding warrants:

	Number of
	Shares	Exercise	Date of
	Exercisable	Price	Expiration
Outstanding warrants accounted for as derivative warrant liability:
Granted to investors and placement agent in private placement	320,703	$1.28	6/15-7/16/2012
Granted to financial investment advisor	3,000	$1.38	7/25/2012
Granted to financial advisor in connection with an acquisition	61,625	$1.75	9/14/2012
Granted to financial investment advisor	7,500	$1.30	2/11/2013
Granted to investors in private placement	154,990	$0.50	2/11/2013
Granted to investors in private placement	177,324	$1.50	3/24/2013
Total outstanding warrants accounted for as derivative warrant liability	725,142
Weighted average exercise price		$1.21
Weighted average time to expiration in years			0.84 years
Outstanding warrants accounted for as equity:
Granted to investors in private placement of preferred stock	32,249	$1.00	9/30/2013
Granted to investors in private placement of preferred stock	198,333	$1.50	10/28/2013
Granted to investors in private placement of preferred stock	70,000	$0.75	10/31/2013
Granted to investors in private placement of preferred stock	390,000	$0.75	2/28/2014
Granted to vendor	50,000	$0.70	3/2/2012
Granted to vendor	60,000	$0.60	3/15/2014
Granted to investors in private placement	400,000	$1.59	6/30/2014
Granted to investors in private placement	768,000	$2.00	11/13/2014
Granted to placement agent in private placement	256,906	$1.50	11/13/2014
Granted to vendor	50,000	$2.00	12/1/2012
Granted to investors in private placement	63,000	$2.00	12/3/2014
Granted to investors in private placement	341,325	$2.25	2/9/2015
Granted to placement agents in private placement	28,500	$2.25	2/9/2015
Granted to investor in private placement	6,375	$2.25	3/18/2015
Granted to financial investment advisor	100,000	$1.50	2/10/2013
Granted to financial investment advisor	10,367	$2.00	3/3/2013
Granted to investors in private placement	187,500	$1.50	11/5/2012
Granted to investors in private placement	187,500	$2.50	11/5/2012
Granted to placement agent in private placement	5,000	$1.50	11/5/2012
Granted to placement agent in private placement	5,000	$2.50	11/5/2012
Granted to investors in private placement	35,000	$1.50	11/26/2012
Granted to investors in private placement	35,000	$2.50	11/26/2012
Granted to investors in private placement	495,000	$1.50	12/29/2012
Granted to investors in private placement	512,500	$2.50	12/29/2012
Granted to placement agent in private placement	30,000	$1.50	12/29/2012
Granted to placement agent in private placement	30,000	$2.50	12/29/2012
Granted to investors in private placement	245,750	$1.50	1/4/2013
Granted to investors in private placement	245,750	$2.50	1/4/2013
Granted to placement agent in private placement	18,125	$1.50	1/4/2013
Granted to placement agent in private placement	18,125	$2.50	1/4/2013
Granted to investors in private placement	255,000	$1.50	2/3/2013
Granted to investors in private placement	280,000	$2.50	2/3/2013
Granted to placement agent in private placement	1,250	$1.50	2/3/2013
Granted to placement agent in private placement	1,250	$2.50	2/3/2013
Granted to investors in private placement	250,000	$1.50	2/8/2013
Granted to investors in private placement	250,000	$2.50	2/8/2013
Granted to investors in private placement	959,582	$3.00	12/7/2014
Total outstanding warrants accounted for as equity	6,802,387
Weighted average exercise price		$1.99
Weighted average time to expiration in years			1.22 years

Totals for all warrants outstanding:
Total	7,527,529
Weighted average exercise price		$1.92
Weighted average time to expiration in years			1.19 years

A summary of warrant activity in the year ended December 31, 2011 is as follows:

Warrants	Shares	Weighted- Average Exercise Price
Outstanding at January 1, 2011	10,336,292	$1.82
Granted	5,702,835	$2.17
Exercised	(8,034,768)	$1.16
Forfeited or expired	(476,830)	$5.80
Outstanding at December 31, 2011	7,527,529	$1.92

(11) INCOME TAXES

No provision or benefit for federal or state income taxes has been recorded because the Company has incurred a net loss for all periods presented and has provided a valuation allowance against its deferred tax assets.

At December 31, 2011, the Company had federal net operating loss carryforwards of approximately $55,000,000, which will expire in varying amounts beginning in 2018. The Company also had research and development tax credit carryforwards of approximately $1,340,000 which will begin to expire in 2018 unless previously utilized. The United States Tax Reform Act of 1986 contains provisions that may limit the Company’s net operating loss carryforwards available to be used in any given year in the event of significant changes in the ownership interests of significant stockholders, as defined.

Significant components of the Company’s net deferred tax asset are as follows:

	December 31,
	2011	2010
Deferred Tax Assets/(Liabilities):
Net operating loss carryforwards	$19,913,000	$17,594,000
Research credit carryforward	1,344,000	1,518,000
Acquired intangible assets, net	(3,781,000)	(3,781,000)
Other temporary differences	156,000	141,000
Total deferred tax assets, net	17,632,000	15,472,000
Valuation allowance	(17,632,000)	(15,472,000)
Net deferred tax asset	$—	$—

The Company has maintained a full valuation allowance against its deferred tax items in both 2011 and 2010. A valuation allowance is required to be recorded when it is more likely than not that some portion or all of the net deferred tax assets will not be realized. Since the Company cannot be assured of realizing the net deferred tax asset, a full valuation allowance has been provided.

The Company has no uncertain tax positions as of December 31, 2011 and 2010 that would affect its effective tax rate. The Company does not anticipate a significant change in the amount of unrecognized tax benefits over the next twelve months. Since the Company is in a loss carryforward position, the Company is generally subject to US federal and state income tax examinations by tax authorities for all years for which a loss carryforward is available.

Income taxes computed using the federal statutory income tax rate differs from the Company’s effective tax rate primarily due to the following:

	Years Ended December 31,
	2011	2010
Income taxes benefit (expense) at statutory rate	35.0%	35.0%
State income tax, net of federal benefit	(2.2)%	(0.5)%
Permanent Differences:
Derivative loss	(6.2)%	3.1%
Loss on extinguishment of debt	0.0%	1.6%
Stock compensation expense	(2.9)%	(1.4)%
Stock for services	(1.6)%	(8.6)%
Other	0.0%	(3.5)%
R&D credits	(0.6)%	2.5%
Change in valuation allowance	(21.5)%	(28.2)%
	0.0%	0.0%

(12) LICENSING AND OTHER REVENUE AND RELATED ACCOUNTS RECEIVABLE

Ferndale License of Prelude — On May 27, 2009, the Company entered into a License Agreement with Ferndale pursuant to which the Company granted Ferndale a license in North America and the United Kingdom to develop, assemble, use, market, sell and export Prelude for skin preparation prior to the application of a topical analgesic or anesthetic cream for local dermal anesthesia or analgesia prior to a needle insertion or IV procedure (the “Ferndale License”). The Ferndale License has a minimum term of 10 years from the date of the first commercial sale of Prelude product components in North America or the United Kingdom.

The Company received a licensing fee of $750,000 upon execution of the Ferndale License. In addition, the Company will receive a payment of $750,000 within ninety (90) days after receipt of the FDA’s 510(k) medical device clearance of Prelude. Ferndale will pay the Company an escalating royalty on net sales of Prelude product components. The Company will also receive milestone payments based on Ferndale’s achievement of certain net sales targets of the product components, as well as guaranteed minimum annual royalties.  The Company recognizes the upfront, nonrefundable payments as revenue on a straight-line basis over the contractual or estimated performance period. Accordingly, the Company determined that approximately $241,000 and $105,000 of the non-refundable license revenue was recognizable in the years ended December 31, 2011 and 2010, respectively.  As of December 31, 2011, the Company has recognized the entire $750,000 as license revenue.

Other Revenue — The Company has retained contract engineering services in connection with product development pursuant to the Ferndale License and the Company is reimbursed by Ferndale for the cost of product development engineering services. Other Revenue of approximately $145,000 and $203,000 relates to product development costs incurred during the years ended December 31, 2011 and 2010, respectively, and received from Ferndale. The expenses billed to the Company are included in Research and Development expenses on the Statements of Operations. There was no markup on these expenses.

Handok License of Symphony — On June 15, 2009, the Company entered into a License Agreement with Handok pursuant to which the Company granted Handok a license to develop, use, market, sell and import Symphony for continuous glucose monitoring for use by medical facilities and/or individual consumers in South Korea (the “Handok License”). The Handok License has a minimum term of 10 years from the date of the first commercial sale of Symphony in South Korea.

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

The Company recognizes the upfront, nonrefundable payments as revenue on a straight-line basis over the contractual or estimated performance period. Accordingly, the Company determined that approximately $61,000 and $121,000 of the non-refundable license revenue was recognizable in the years ended December 31, 2011 and 2010, respectively. Approximately $124,000 is recognizable over the next 12 months and is shown as current deferred revenue.  The approximately $62,000 that remains is recognizable as revenue beyond the 12 month period and is classified as non-current.

(13) LITIGATION

Harry G. Mitchell, the former Chief Operating Officer of the Company, resigned from that position in June 2011.  On August 25, 2011, Mr. Mitchell filed a complaint in the Norfolk County Superior Court in Massachusetts against the Company and its Chief Executive Officer, Patrick T. Mooney, claiming, among other things, that he resigned for good reason (as defined under his employment agreement) and was therefore entitled to certain benefits and also to certain payments under state wage payment statutes.  Mr. Mitchell sought compensatory damages, an award of attorneys’ fees and costs and other relief.  The Company responded to the complaint by serving a partial motion to dismiss on September 28, 2011.  The Company had accrued approximately $400,000 in settlement liability as of September 30, 2011 with respect to this matter, reflecting the Company’s best estimate then of probable loss exposure.

On December 20, 2011, the Company and Dr. Mooney entered into a Settlement and Release Agreement (the “Settlement Agreement”) with Mr. Mitchell in order to allow the Company’s senior management team to focus its full attention on product development and business operations.  In accordance with Settlement Agreement, the Company agreed to (i) pay Mr. Mitchell a settlement payment in the gross amount of $125,000, to be paid in installments over a three month period, (ii) pay Mr. Mitchell’s full monthly COBRA premium for six months, and (iii) fully vest 100,000 shares of restricted Common Stock (the “Shares”) held by Mr. Mitchell.  The Shares were not fully vested until January 2012 when the Company received confirmation of Mr. Mitchell’s dismissal of his lawsuit, thereby leaving an outstanding settlement accrued liability of $290,000, representing the fair value of the Common Stock to be issued, in the Company’s consolidated balance sheet as of December 31, 2011, which was fully satisfied in January 2011.

(14) SUBSEQUENT EVENTS

On January 27, 2012, the Company granted an aggregate of 218,750 restricted shares of Common Stock to its executive officers pursuant to Restricted Stock Agreements.  The grants were issued under the 2008 Plan.  Subject to the terms and conditions of the Restricted Stock Agreements, the restricted shares will vest in equal installments on each of the first, second, third and fourth anniversaries of the grant date.  The fair value of the restricted stock grants was approximately $446,000.

EXHIBIT INDEX

Exhibit Number	Description of Document
3.1	Certificate of Incorporation of the Company is incorporated herein by reference to Exhibit 3.1 to the Company Quarterly Report on Form 10-Q for the period ended June 30, 2009.
3.2	Bylaws of the Company is incorporated herein by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K dated June 9, 2008.
4.1	Certificate of Designation, Rights and Preferences of Series B Preferred Stock is incorporated herein by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K dated July 7, 2009.
4.2	Certificate of Designation, Rights and Preferences of Series C Preferred Stock is incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated June 29, 2009.
4.3	Certificate of Designation, Rights and Preferences of Series D Preferred Stock is incorporated herein by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K dated February 8, 2011.
10.1*	1997 Long-Term Incentive and Stock Option Plan, as amended, is incorporated herein by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-QSB for the period ended June 30, 2002.
10.2*	1999 Stock Option and Incentive Plan is incorporated herein by reference to Exhibit 10.31 to the Company’s Registration Statement on Form S-4 filed on April 24, 2002.
10.3
Lease Agreement between the Company and Forge Park Investors LLC dated January 24, 2003 is incorporated herein by reference to Exhibit 10.13 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002.

10.4*	2003 Stock Option and Incentive Plan, as amended, is incorporated herein by reference to Appendix I to the Company’s Definitive Schedule 14A filed on April 17, 2007.
10.5*
Form of Restricted Stock Agreement for use under the Company’s 2003 Stock Option and Incentive Plan is incorporated herein by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K dated August 14, 2006.

10.6
Common Stock and Warrant Purchase Agreement dated as of January 2, 2007 by and among the Company, Sherbrooke Partners, LLC and the purchasers named therein is incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated January 1, 2007.

10.7	Form of Warrant to Purchase Shares of Common Stock is incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated June 15, 2007.
10.8*
Employment Agreement by and between the Company and Patrick T. Mooney dated as of September 14, 2007 is incorporated herein by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K dated September 14, 2007 (including Nonqualified Stock Option Agreement).

10.9	Form of Warrant to Purchase Shares of Common Stock is incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-QSB for the period ended September 30, 2007.
10.10*	Form of Nonqualified Stock Option Agreement is incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated December 22, 2007.
10.11
First Amendment to Lease dated February 11, 2008 by and between the Company and CRP-2 Forge, LLC, as successor in interest to Forge Park Investors LLC, is incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated March 13, 2008.

10.12	Form of Warrant is incorporated herein by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K dated February 11, 2008.
10.13	Form of Warrant is incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K dated March 24, 2008.
10.14*
Nonqualified Stock Option Agreement by and between the Company and Vincent D. Enright dated as of March 25, 2008 is incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated March 25, 2008.

10.15*	2008 Equity Incentive Plan is incorporated herein by reference to Appendix A to the Company’s Definitive Proxy Statement on Schedule 14A filed on April 30, 2010.
10.16	Form of Restricted Stock Agreement is incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated May 20, 2008.

A-1

Exhibit Number	Description of Document
10.17	Form of Warrant to Purchase Common Stock is incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated September 30, 2008.
10.18	Form of Warrant to Purchase Common Stock is incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated October 28, 2008.
10.19	Form of Warrant to Purchase Common Stock is incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated April 14, 2009.
10.20
License Agreement by and between the Company and Ferndale Pharma Group, Inc. dated as of May 27, 2009 is incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated May 27, 2009.

10.21
License Agreement by and between  the Company and Handok Pharmaceuticals Co., Ltd. dated as of
June 15, 2009 is incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated June 15, 2009.

10.22	Form of Common Stock Purchase Warrant is incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated November 17, 2009.
10.23	Form of Warrant to Purchase Common Stock is incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated November 30, 2009.
10.24	Form of Warrant to Purchase Common Stock is incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated February 4, 2010.
10.25
Subscription Agreement by and among the Company and the Investors named therein, dated as of November 4, 2010, is incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated November 10, 2010.

10.26	Form of Series-1 Common Stock Purchase Warrant is incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated November 10, 2010.
10.27
8% Senior Promissory Note issued by the Company to Platinum-Montaur Life Sciences, LLC on January 5, 2011 is incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated January 5, 2011.

10.28
Series D Convertible Preferred Stock Purchase Agreement by and among the Company and the Investors named therein, dated as of February 7, 2011, is incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated February 8, 2011.

10.29	Form of Series 1 Common Stock Purchase Warrant is incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated February 8, 2011.
10.30**	Office Lease between the Company and 8 Penn Center Owner, L.P. dated as of March 9, 2011
10.31*
Incentive Stock Option Agreement by and between the Company and Christopher P. Schnittker dated as of May 16, 2011 is incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated May 16, 2011.

10.32
Warrant Exercise Agreement between and among the Company, Platinum Long Term Growth VII, LLC and Platinum-Montaur Life Sciences, LLC dated as of October 27, 2011 is incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated October 27, 2011.

10.33
Letter Agreement by and among the Company, Platinum Partners Liquid Opportunity Master Fund L.P. and Platinum-Montaur Life Sciences, LLC dated November 18, 2011 is incorporated herein reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated November 14, 2011.

10.34
Form of Indemnification Agreement by and among the Company and each of Patrick Mooney, Kimberly Burke and Christopher Schnittker, dated as of November 15, 2011, is incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K dated November 14, 2011.

10.35	Form of Common Stock Purchase Warrant is incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated December 5, 2011.
10.36
Common Stock and Warrant Purchase Agreement by and among the Company and the Investors named therein, dated as of December 5, 2011, is incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated December 5, 2011.

A-2

Exhibit Number	Description of Document
10.37
Settlement Agreement by and among the Company, Harry G. Mitchell and Patrick T. Mooney dated as of December 20, 2011 is incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated December 20, 2011.

10.38
Letter Agreement by and among the Company, Platinum Partners Liquid Opportunity Master Fund L.P. and Platinum-Montaur Life Sciences, LLC dated as of December 28, 2011 is incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated December 28, 2011.

10.39	Form of Repricing Agreement for $1.60 Warrants dated as of December 29, 2011 is incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated December 28, 2011.
10.40	Form of Repricing Agreement for $2.25 Warrants dated as of December 29, 2011 is incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K dated December 28, 2011.
21	Subsidiaries of the Registrant.
23	Consent of Wolf & Company, P.C.
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities and Exchange Act of 1934 as adopted under Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities and Exchange Act of 1934 as adopted under Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS***	XBRL Instance Document
101.SCH***	XBRL Taxonomy Extension Schema
101.CAL***	XBRL Taxonomy Extension Calculation Linkbase
101.DEF***	XBRL Taxonomy Extension Definition Linkbase
101.LAB***	XBRL Taxonomy Extension Label Linkbase
101.PRE***	XBRL Taxonomy Extension Presentation Linkbase
____________
*	Management contract or compensatory plan or arrangement filed in response to Item 13 of Form 10-K.
**	Exhibits have been omitted but will be provided to the Commission upon request.
***
Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability.