Form 10-Q
period 2012-03-31
Echo Therapeutics, Inc.
filed 2012-05-10
CIK 1031927

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
________________

FORM 10-Q
________________

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012.

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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑

As of May 9, 2012, 39,198,428 shares of the registrant’s Common Stock. $0.01 par value, were issued and outstanding.

-i-

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Echo Therapeutics, Inc.
Consolidated Balance Sheets
	March 31, 2012	December 31, 2011
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$5,910,213	$8,995,571
Cash restricted pursuant to a vendor letter of credit	250,000	250,000
Accounts receivable	—	37,065
Stock subscriptions receivable	—	6,667
Prepaid expenses and other current assets	317,624	274,208
Total current assets	6,477,837	9,563,511

Property and Equipment, at cost:
Computer equipment	316,095	298,290
Office and laboratory equipment (including assets under capitalized leases)	665,372	624,817
Furniture and fixtures	186,837	186,837
Manufacturing equipment	160,435	156,435
Leasehold improvements	187,264	187,264
	1,516,003	1,453,643
Less-Accumulated depreciation and amortization	(1,145,454)	(1,135,912)
Net property and equipment (including assets under capitalized leases)	370,549	317,731

Other Assets:
Intangible assets, net of accumulated amortization	9,625,000	9,625,000
Deposits and other assets	10,816	20,565
Total other assets	9,635,816	9,645,565
Total assets	$16,484,202	$19,526,807

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$636,658	$365,298
Deferred revenue	123,708	123,708
Current portion of notes payable and capital lease obligation, net of discounts	2,345	2,288
Derivative warrant liability	803,794	1,035,337
Accrued expenses and other liabilities	386,714	965,832
Total current liabilities	1,953,219	2,492,463
Notes payable and capital lease obligation, net of current portion and discounts	3,280	3,888
Deferred revenue, net of current portion	30,940	61,867
Total liabilities	1,987,439	2,558,218

Commitments

Stockholders’ Equity:
Convertible Preferred Stock:
Series C, $0.01 par value, authorized 10,000 shares, issued and outstanding 9,974.185 shares at March 31, 2012 and December 31, 2011	100	100
Series D, $0.01 par value, authorized 3,600,000 shares, issued and outstanding 3,006,000 shares at March 31, 2012 and December 31, 2011 (preference in liquidation of $3,006,000 at March 31, 2012)	30,060	30,060
Common Stock, $0.01 par value, authorized 100,000,000 shares, issued and outstanding 38,836,022 and 38,543,944 shares at March 31, 2012 and December 31, 2011, respectively	388,363	385,442
Additional paid-in capital	98,634,017	98,116,327
Common stock subscribed for but not paid for or issued, 0 and 33,333 shares at March 31, 2012 and December 31, 2011, respectively	—	6,667
Accumulated deficit	(84,555,777)	(81,570,007)
Total stockholders’ equity	14,496,763	16,968,589
Total liabilities and stockholders’ equity	$16,484,202	$19,526,807

The accompanying notes are an integral part of these consolidated financial statements.

Echo Therapeutics, Inc. Consolidated Statements of Operation (Unaudited)
	For the Three Months Ended March 31,
	2012	2011
Licensing revenue	$30,927	$121,455
Other revenue	—	108,087
Total revenues	30,927	229,542

Operating Expenses:
Research and development	1,391,645	865,950
Selling, general and administrative	1,859,404	918,750
Total operating expenses	3,251,049	1,784,700

Loss from operations	(3,220,122)	(1,555,158)

Other Income (Expense):
Interest income	2,959	2,079
Interest expense	(150)	(12,750)
Loss on extinguishment of debt/payables	—	(1,514)
Derivative warrant liability gain (loss)	231,543	(3,029,897)
Other income (expense), net	234,352	(3,042,082)

Net loss	(2,985,770)	(4,597,240)

Deemed dividend on beneficial conversion feature of Series D Convertible Preferred Stock	—	(1,975,211)

Accretion of dividends on Convertible Perpetual Redeemable Preferred Stock	—	(45,684)

Net loss applicable to common shareholders	$(2,985,770)	$(6,618,135)

Net loss per common share, basic and diluted	$(0.08)	$(0.20)

Basic and diluted weighted average common shares outstanding	38,742,976	32,637,146

The accompanying notes are an integral part of these consolidated financial statements.

Echo Therapeutics, Inc. Consolidated Statements of Cash Flows (Unaudited)
	For the Three Months Ended March 31,
	2012	2011
Cash Flows From Operating Activities:
Net loss	$(2,985,770)	$(4,597,240)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	20,409	4,813
Share-based compensation, net	200,064	145,948
Fair value of common stock and warrants issued for services	22,800	173,000
Derivative warrant liability (gain) loss	(231,543)	3,029,897
Non-cash loss on extinguishment of debt	—	1,514
Non-cash interest expense	—	12,159
Changes in assets and liabilities:
Accounts receivable	37,065	34,266
Prepaid expenses and other current assets	(43,416)	(20,156)
Deposits and other assets	9,749	—
Accounts payable	271,360	(112,591)
Deferred revenue	(30,927)	(121,455)
Accrued expenses and other liabilities	(289,118)	(106,012)
Net cash used in operating activities	(3,019,327)	(1,555,857)

Cash Flows from Investing Activities:
Purchase of property and equipment	(73,227)	(102,137)
Decrease in restricted cash	—	265,500
Net cash provided by (used in) investing activities	(73,227)	163,363

Cash Flows From Financing Activities:
Proceeds from the exercise of warrants	—	520,724
Proceeds from issuance of common stock and warrants, net of issuance costs	6,667	1,121,124
Principal payments for capital lease obligations	(551)	(499)
Proceeds from issuance of Series D Convertible Preferred Stock, net of issuance costs	—	2,478,702
Proceeds from bridge notes	—	1,000,000
Repayment of bridge notes	—	(75,000)
Proceeds from exercise of stock options	1,080	—
Net cash provided by financing activities	7,196	5,045,051

Net increase (decrease) in cash and cash equivalents	(3,085,358)	3,652,557
Cash and cash equivalents, beginning of period	8,995,571	1,342,044
Cash and cash equivalents, end of period	$5,910,213	$4,994,601

The accompanying notes are an integral part of these consolidated financial statements.

Echo Therapeutics, Inc. Consolidated Statements of Cash Flows (Unaudited)
	Three Months Ended March 31,
	2012	2011
Supplemental Disclosure of Cash Flow Information and Non-Cash Financing Transactions:

Cash paid for interest	$150	$592
Accretion of dividend on Series B Perpetual Redeemable Preferred Stock	—	$45,684
Deemed dividend on beneficial conversion feature of Series D Convertible Preferred Stock	—	$1,975,211
Issuance of common stock in settlement of short term note	—	$25,000
Conversion of notes payable and accrued interest into Series D Convertible Preferred Stock	—	$1,006,000
Reclassification of derivative warrant liability to additional paid-in capital	—	$1,254,273
Fair value of common stock issued for short-term note extension	—	$10,500
Fair value of warrants issued to financial advisors as financing costs	—	$41,363
Fair value of common stock issued in connection with settlement agreement	$208,000	$—

The accompanying notes are an integral part of these consolidated financial statements.

Echo Therapeutics, Inc.
Notes To Consolidated Financial Statements
Quarter Ended March 31, 2012 (Unaudited)

(1)	ORGANIZATION AND BASIS OF PRESENTATION

Echo Therapeutics, Inc. (the “Company”) is a transdermal medical device company with significant expertise in advanced skin permeation technology that is primarily focused on continuous glucose monitoring and needle-free drug delivery.  The Company is developing its Prelude® SkinPrep System (“Prelude”) as a platform technology to allow for significantly enhanced and painless skin permeation that will enable two important applications:

•	analyte extraction, with the Symphony® tCGM System (“Symphony”) for needle-free, continuous glucose monitoring for use in hospital critical care units and for people with diabetes; and

•	enhanced needle-free drug delivery.

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Sontra Medical, Inc., a Delaware corporation. All significant intercompany balances and transactions have been eliminated in consolidation.

The accompanying unaudited consolidated financial statements have been prepared in conformity with generally accepted accounting principles (“GAAP”) in the United States consistent with those applied in, and should be read in conjunction with, the Company’s audited consolidated financial statements and related footnotes for the year ended December 31, 2011 included in the Company’s Annual Report on Form 10-K as filed with the United States Securities and Exchange Commission (“SEC”) on March 15, 2012. These unaudited consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the Company’s financial position as of March 31, 2012 and its results of operations and cash flows for the interim periods presented and are not necessarily indicative of results for subsequent interim periods or for the full year. The interim financial statements do not include all of the information and footnotes required by GAAP for complete financial statements and allowed by the relevant SEC rules and regulations; however, the Company believes that its disclosures are adequate to ensure that the information presented is not misleading. Certain amounts in prior periods have been reclassified to conform to current presentation.

The accompanying consolidated financial statements have been prepared on a basis assuming that the Company is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  As of March 31, 2012, the Company had cash of approximately $5,910,000, working capital of approximately $4,525,000 and an accumulated deficit of approximately $84,556,000.  We will require additional capital to fund our product development, research, manufacturing and clinical programs in accordance with our current projected level of operations.  The Company has funded its operations in the past primarily through debt and equity issuances.  Management intends to pursue additional financing to fund its operations.  Although management believes that it will be successful in securing additional financing, no assurances can be given as to the success of these plans or that such capital will be available to the Company in sufficient amounts to meet its operating cash needs or on terms acceptable to the Company.  The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

(2) CASH AND CASH EQUIVALENTS

As of March 31, 2012, the Company held approximately $5.9 million in cash and cash equivalents. The Company’s cash equivalents consist solely of bank money market funds. From time to time, the Company may have cash balances in excess of federal insurance limits. The Company has never experienced any previous losses related to these balances. All of the Company’s non-interest bearing cash balances were fully insured at March 31, 2012 due to a temporary federal program in effect from December 31, 2010 through December 31, 2012.  Under the program, there is no limit on the amount of insurance for eligible accounts.  Beginning in 2013, insurance coverage will revert to $250,000 per depositor at each financial institution and non-interest bearing cash balances may again exceed federally insured limits.

(3) INTANGIBLE ASSETS

The Company’s intangible assets are related to the acquisition of assets from Durham Pharmaceuticals Ltd. in 2007 and are summarized as follows:

			March 31, 2012		December 31, 2011
	Estimated		Accumulated
	Life	Cost	Amortization	Net	Net
Contract related intangible asset:
Cato Research discounted contract	3 years	$355,000	$355,000	$—	$—
Technology related intangible assets:
Patents for the AzoneTS-based product candidates and formulation	6 years	1,305,000	—	1,305,000	1,305,000
Drug Master Files containing formulation, clinical and safety documentation used by the FDA	6 years	1,500,000	—	1,500,000	1,500,000
In-process pharmaceutical products for 2 indications	6 years	6,820,000	—	6,820,000	6,820,000
Total technology related intangible assets		9,625,000	—	9,625,000	9,625,000
Intangible assets, net		$9,980,000	$355,000	$9,625,000	$9,625,000

Intangible assets related to technology are expected to be amortized on a straight-line basis over the period ending 2019, when the underlying patents expire, and will commence upon revenue generation which the Company estimates to occur in 2013.  The contract related intangible asset was amortized over a three year period which ended in 2010.

(4) OPERATING LEASE COMMITMENTS

The Company leases approximately 13,000 square feet of manufacturing, laboratory and office space in a single facility located in Franklin, Massachusetts under a lease expiring March 31, 2014. Beginning June 1, 2012, a lease amendment will increase the total space to 37,050 square feet and extend the expiration date to May 31, 2017.

The Company also leases approximately 5,400 square feet of corporate office space in a single facility located in Philadelphia, Pennsylvania under a lease expiring April 30, 2014. Beginning June 1, 2012, a lease amendment will increase the total space to 7,861 square feet and extend the expiration date to May 31, 2017.

Future minimum lease payments for each of the next 5 years under these operating leases are as follows:

	Franklin	Philadelphia	Total
For the period ending December 31,
2012	$304,000	$157,000	$461,000
2013	424,000	183,000	607,000
2014	434,000	187,000	621,000
2015	444,000	192,000	636,000
2016	454,000	196,000	650,000
Total	$2,060,000	$915,000	$2,975,000

The Company’s facilities lease expense was approximately $77,000 and $33,000 for the three months ended March 31, 2012 and 2011, respectively.

(5) DERIVATIVE WARRANT LIABILITY

At March 31, 2012 and December 31, 2011, the Company had outstanding warrants to purchase 7,477,529 and 7,527,529 shares of its Common Stock, respectively. Included in these outstanding warrants at March 31, 2012 are warrants to purchase 725,142 shares that are considered to be derivative financial instruments because the warrant agreements contain “down round” provisions whereby the number of shares covered by the warrants is subject to change in the event of certain future dilutive stock issuances. The fair value of these derivative instruments at March 31, 2012 was approximately $803,794, is considered Level 3 under the Fair Value hierarchy on a recurring basis, and is included in Derivative Warrant Liability, a current liability, in the Consolidated Balance Sheet. Changes in fair value of the derivative financial instruments are recognized in the Consolidated Statement of Operations as a Derivative Warrant Liability Gain or Loss. The Derivative Warrant Liability Gain for the three months ended March 31, 2012 was approximately $232,000. The Derivative Warrant Liability Loss for the three months ended March 31, 2011 was approximately $3,030,000.

The derivative warrant liability represents the risk exposure pertaining to the warrants and is based on the fair value of the underlying common stock and the gain or loss on the derivative warrant liability is a result of the change in fair value of the underlying common stock.  For the three months ended March 31, 2011, holders exercised warrants with “down round” provisions to purchase 365,183 shares, which resulted in a reclassification of approximately $1,254,000 from the Derivative Warrant Liability to Additional Paid-in Capital.  No such warrant exercises have occurred during the three months ended March 31, 2012.

The table below presents the changes in the derivative warrant liability for the three months ended March 31, 2012 and 2011:

	2012	2011
Derivative warrant liability as of January 1	$1,035,337	$1,544,996
Total unrealized losses included in net loss (1)	—	2,191,147
Total realized losses included in net loss (1)	—	838,750
Total unrealized gains included in net loss (1)	(231,543)	—
Total realized gains included in net loss (1)	—	—
Reclassification of derivative warrant liability to additional paid-in capital for derivative warrants exercised	—	(1,254,271)
Derivative warrant liability as of March 31	$803,794	$3,320,620

(1) Included in derivative warrant liability gain or loss in the Consolidated Statement of Operations.

 (6) PREFERRED STOCK

The Company is authorized to issue up to 40,000,000 shares of preferred stock with such rights, preferences and privileges as are determined by the Board of Directors.

Series C Convertible Preferred Stock

The Company has authorized 10,000 shares of Series C Preferred Stock (the “Series C Stock”), of which 9,974.185 shares were issued and outstanding as of March 31, 2012 and December 31, 2011.

Series D Convertible Preferred Stock

In February 2011, the Company entered into a Series D Convertible Preferred Stock Purchase Agreement (the “Series D Agreement”) with Platinum-Montaur Life Sciences, LLC and certain other strategic accredited investors (each, a “Series D Investor” and collectively, the “Series D Investors”) in connection with the Company’s private placement (the “Series D Financing”) of Series D Convertible Preferred Stock (“Series D Stock”) at a price per share of $1.00. For every $100,000 face value of Series D Stock purchased in the Series D Financing, the Series D Investors were issued (i) Series 1 warrants to purchase 50,000 shares of Common Stock with an exercise price of $1.50 per share (the “Series D-1 Warrants”), and (ii) Series 2 warrants to purchase 50,000 shares of Common Stock with an exercise price of $2.50 per share (the “Series D-2 Warrants” and, together with the Series D-1 Warrants, the “Series D Warrants”).  The Company received cash proceeds of $2,500,000 for the purchase of 2,500,000 shares of Series D Stock. The Company issued an additional 1,006,000 shares of Series D Stock in exchange for the extinguishment of an 8% Senior Promissory Note issued by the Company on January 5, 2011 in the principal amount of $1,000,000, plus interest accrued through February 1, 2011 in the amount of $6,000.

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

In connection with the issuance of Series D Stock, the conversion feature of Series D Stock was considered beneficial, or “in the money”, at issuance due to a conversion rate that allowed the investor to obtain the Common Stock at a price below market price. The Company recorded a deemed dividend at issuance in February 2011 on the beneficial conversion feature equal to the incremental fair value resulting from the reduction in the conversion rate of $1,975,211. This deemed dividend is included in the Consolidated Statement of Operations for the three months ended March 31, 2011 in Net Loss Applicable to Common Shareholders.

In October 2011, one of the Series D Investors converted 500,000 shares of Series D Stock into 500,000 shares of Common Stock.  As of March 31, 2012 and December 31, 2011, 3,006,000 shares of Series D Stock remain outstanding.

(7) COMMON STOCK

The Company has authorized 100,000,000 shares of Common Stock, of which 38,836,022 and 38,543,994 shares were issued and outstanding as of March 31, 2012 and December 31, 2011, respectively.

Stock Issued in Exchange for Services

During the three months ended March 31, 2012 and 2011, the Company issued 12,000 and 60,000 shares, respectively, of Common Stock with a fair value of $22,800 and $173,000, respectively, to vendors in exchange for their services.  Expenses associated with these transactions were included in Selling, General and Administrative Expenses in the Consolidated Statements of Operations.

 (8) STOCK OPTIONS AND RESTRICTED STOCK

In 1997, the Company adopted a Long-Term Incentive and Stock Option Plan (the “1997 Plan”). As of March 31, 2012, there were options to purchase an aggregate of 15,000 shares of Common Stock outstanding under the 1997 Plan.  The Company may not grant any additional shares under the 1997 Plan.

In connection with the Company’s strategic merger with ChoiceTel in 2002, the Company assumed options to purchase an aggregate of 86,567 shares of Common Stock under the 1999 Sontra Medical, Inc. Stock Option and Incentive Plan (the “1999 Plan”). As of March 31, 2012, there were options to purchase an aggregate of 3,853 shares of Common Stock outstanding under the 1999 Plan.  The Company may not grant any additional shares under the 1999 Plan.

In March 2003, the Company’s shareholders approved its 2003 Stock Option and Incentive Plan (the “2003 Plan”). Pursuant to the 2003 Plan, the Company’s Board of Directors (or its committees and/or executive officers delegated by the Board of Directors) may grant incentive and nonqualified stock options, restricted stock, and other stock-based awards to the Company’s employees, officers, directors, consultants and advisors. As of March 31, 2012, the maximum aggregate number of shares that may be authorized for issuance under the 2003 Plan for all periods is 1,600,000 shares. As of March 31, 2012, there were 161,250 restricted shares of Common Stock issued and options to purchase an aggregate of 604,750 shares of Common Stock outstanding under the 2003 Plan and 560,000 shares available for future grants.

In May 2008, the Company’s shareholders approved the 2008 Equity Compensation Plan (the “2008 Plan”). The 2008 Plan provides for grants of incentive stock options to employees and nonqualified stock options and restricted stock to employees, consultants and non-employee directors of the Company. In July 2010, the Company’s shareholders approved an amendment to the 2008 Plan to increase the maximum number of shares of Common Stock available under the Plan by 2,000,000 shares to 4,700,000 shares. As of March 31, 2012, there were restricted shares of Common Stock issued and options to purchase an aggregate of 3,327,250 shares of Common Stock outstanding under the 2008 Plan and 1,242,750 shares available for future grants.

Share-Based Compensation – Options
	Stock Option Plans
	1997 Plan	1999 Plan	2003 Plan	2008 Plan
Shares Available For Issuance
Total reserved for stock options and restricted stock	150,000	68,138	1,600,000	4,700,000
Net restricted stock issued net of cancellations	—	—	(161,250)	(1,742,250)
Stock options granted	(174,482)	(86,567)	(1,544,491)	(1,965,000)
Add back options cancelled before exercise	151,028	54,750	665,741	250,000
Options cancelled by plan vote	(126,546)	(36,321)	—	—
Remaining shares available for future grants	—	—	560,000	1,242,750
Outstanding Options and Restricted Stock					Not Pursuant to a Plan
Total granted	174,482	86,567	1,544,491	1,965,000	3,100,000
Less: Cancelled restricted stock	—	—	—	—	—
Options cancelled	(151,028)	(54,750)	(665,741)	(250,000)	(1,383,334)
Options exercised	(8,454)	(27,964)	(274,000)	(130,000)	(566,666)
Net shares outstanding before restricted stock	15,000	3,853	604,750	1,585,000	1,150,000
Net restricted stock issued net of cancellations	—	—	161,250	1,742,250	284,844
Outstanding shares at March 31, 2012	15,000	3,853	766,000	3,327,250	1,434,844

For stock options issued and outstanding during the three months ended March 31, 2012 and 2011, the Company recorded additional paid-in capital and non-cash compensation expense of approximately $282,000 and $146,000, respectively, each net of estimated forfeitures.

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

The assumptions used principally for stock options granted to employees and members of the Company’s Board of Directors in the three months ended March 31, 2012 and 2011 were as follows:

	2012	2011
Risk-free interest rate	1.87% — 2.06%	2.43% — 3.47%
Expected dividend yield	—	—
Expected term	6.5 years	6.0 years
Forfeiture rate (excluding fully vested stock options)	15%	0% — 15%
Expected volatility	136% — 137%	141% — 142%

A summary of stock option activity under the Company’s stock plans and stock options granted to officers of the Company outside any plan as of and for the three months ended March 31, 2012 is as follows:

Stock Options	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2012	3,395,103	$1.68
Granted	120,000	2.08
Exercised	(55,666)	0.54
Forfeited or expired	(100,834)	2.56
Outstanding at March 31, 2012	3,358,603	$1.69	6.8 years	$2,864,120
Exercisable at March 31, 2012	2,972,066	$1.00	5.5 years	$2,972,066

The weighted-average grant-date fair value of stock options granted during the three months ended March 31, 2012 was $2.08 per share. Share-based compensation expense recognized in the three months ended March 31, 2012 and 2011 was approximately $282,000 and $146,000, respectively. As of March 31, 2012, there was approximately $2,305,000 of total unrecognized compensation expense related to non-vested share-based option compensation arrangements. With the exception of the unrecognized share-based compensation related to certain restricted stock grants to officers and employees that contain performance conditions related to United States Food and Drug Administration (“FDA”) approval for Symphony or the sale of substantially all of the stock or assets of the Company (see Restricted Stock section below), unrecognized compensation is expected to be recognized over the next four years.

Share-Based Compensation – Restricted Stock

During the three months ended March 31, 2012, the Company granted an aggregate of 237,500 restricted shares of Common Stock to certain officers and directors of the Company.  The grants were issued pursuant to the 2008 Plan.  The grant date fair value of these restricted stock grants was approximately $484,125.

As of March 31, 2012, the Company had outstanding restricted stock grants amounting to 3,158,594 shares at a weighted-average grant-date fair value of $1.87 per share. Of the outstanding restricted stock grants, 2,177,094 shares have not vested. A summary of the Company’s nonvested restricted stock activity as of and for the three months ended March 31, 2012, is as follows:

Restricted Stock	Shares	Weighted- Average Grant-Date Fair Value
Nonvested at January 1, 2012	1,819,594	$1.72
Granted this period	237,500	2.04
Grants made in prior periods, now becoming restricted	220,000	0.92
Vested	(100,000)	3.39
Forfeited	—	—
Nonvested at March 31, 2012	2,177,094	$1.80

Among the 2,177,094 shares of non-vested restricted stock, the various vesting criteria include the following:

•	1,679,594 shares of restricted stock vest upon the FDA approval of Symphony or the sale of the Company;

•	220,000 shares of restricted stock vest upon the sale of the Company; and

•	277,500 shares of restricted stock vest over four years, at each of the anniversary dates of the grants.

As of March 31, 2012, there was approximately $3,911,000 of total unrecognized compensation expense related to non-vested share-based restricted stock arrangements granted pursuant to the Company’s equity compensation plans. As of March 31, 2012, the Company cannot estimate the timing of completion of performance vesting requirements required by certain of these restricted stock grant arrangements.  Compensation expense related to these restricted share grants will be recognized when the Company concludes that achievement of the performance vesting conditions is probable.

(9) WARRANTS

At March 31, 2012, the Company had the following outstanding warrants:

	Number of Shares Exercisable	Exercise Price	Date of Expiration
Outstanding warrants accounted for as derivative warrant liability:
Granted to investors and placement agent in private placement	320,703	$1.28	6/15-7/16/2012
Granted to financial investment advisor	3,000	1.38	7/25/2012
Granted to financial advisor in connection with an acquisition	61,625	1.75	9/14/2012
Granted to financial investment advisor	7,500	1.30	2/11/2013
Granted to investors in private placement	154,990	0.50	2/11/2013
Granted to investors in private placement	177,324	1.50	3/24/2013
Total outstanding warrants accounted for as derivative warrant liability	725,142
Weighted average exercise price		$1.21
Weighted average time to expiration in years			0.59 years

	Number of Shares Exercisable	Exercise Price	Date of Expiration
Outstanding warrants accounted for as equity:
Granted to investors in private placement of preferred stock	32,249	$1.00	9/30/2013
Granted to investors in private placement of preferred stock	198,333	1.50	10/28/2013
Granted to investors in private placement of preferred stock	390,000	0.75	2/28/2014
Granted to vendor	60,000	0.60	3/15/2014
Granted to investors in private placement	400,000	1.59	6/30/2014
Granted to investors in private placement	768,000	2.00	11/13/2014
Granted to placement agent in private placement	256,906	1.50	11/13/2014
Granted to vendor	50,000	2.00	12/1/2012
Granted to investors in private placement	63,000	2.00	12/3/2014
Granted to investors in private placement	341,325	2.25	2/9/2015
Granted to placement agents in private placement	28,500	2.25	2/9/2015
Granted to investor in private placement	6,375	2.25	3/18/2015
Granted to financial investment advisor	100,000	1.50	2/10/2013
Granted to financial investment advisor	10,367	2.00	3/3/2013
Granted to investors in private placement	187,500	1.50	11/5/2012
Granted to investors in private placement	187,500	2.50	11/5/2012
Granted to placement agent in private placement	5,000	1.50	11/5/2012
Granted to placement agent in private placement	5,000	2.50	11/5/2012
Granted to investors in private placement	35,000	1.50	11/26/2012
Granted to investors in private placement	35,000	2.50	11/26/2012
Granted to investors in private placement	495,000	1.50	12/29/2012
Granted to investors in private placement	512,500	2.50	12/29/2012
Granted to placement agent in private placement	30,000	1.50	12/29/2012
Granted to placement agent in private placement	30,000	2.50	12/29/2012
Granted to investors in private placement	245,750	1.50	1/4/2013
Granted to investors in private placement	245,750	2.50	1/4/2013
Granted to placement agent in private placement	18,125	1.50	1/4/2013
Granted to placement agent in private placement	18,125	2.50	1/4/2013
Granted to investors in private placement	255,000	1.50	2/3/2013
Granted to investors in private placement	280,000	2.50	2/3/2013
Granted to placement agent in private placement	1,250	1.50	2/3/2013
Granted to placement agent in private placement	1,250	2.50	2/3/2013
Granted to investors in private placement	250,000	1.50	2/8/2013
Granted to investors in private placement	250,000	2.50	2/8/2013
Granted to investors in private placement	959,582	3.00	12/7/2014
Total outstanding warrants accounted for as equity	6,752,387
Weighted average exercise price		$2.00
Weighted average time to expiration in years			1.08 years

Totals for all warrants outstanding:
Total	7,477,529
Weighted average exercise price		$1.93
Weighted average time to expiration in years			1.03 years

A summary of warrant activity for the three months ended March 31, 2012 is as follows:

Warrants	Shares	Weighted- Average Exercise Price
Outstanding at January 1, 2012	7,527,529	$1.92
Granted	—	—
Exercised	—	—
Forfeited or expired	(50,000)	0.70
Outstanding at March 31, 2012	7,477,529	$1.93

Exercise of Common Stock Warrants

During the three months ended March 31, 2012, the Company did not issue any shares of Common Stock upon the exercise of warrants.

(10)  LICENSING AND OTHER REVENUE

In 2009, the Company entered into a License Agreement with Handok Pharmaceuticals Co., Ltd. (“Handok”) pursuant to which the Company granted Handok a license to develop, use, market, sell and import Symphony for continuous glucose monitoring for use by medical facilities and/or individual consumers in South Korea (the “Handok License”). The Handok License has a minimum term of 10 years from the date of the first commercial sale of Symphony in South Korea.

The Company received a licensing fee of approximately $500,000 upon execution of the Handok License as well as future milestone payments and royalties. The Company recognizes the upfront, nonrefundable payments as revenue on a straight-line basis over the contractual or estimated performance period. During the three months ended March 31, 2012 and 2011, the Company recorded approximately $31,000 and $121,000, respectively, of nonrefundable license revenue.  As of March 31, 2012, approximately $124,000 of deferred revenue remains unrecognized, which is recognizable over the next 12 months and shown as Deferred Revenue amongst current liabilities on the Consolidated Balance Sheet.  Approximately $31,000 of the remaining deferred revenue will be earned in excess of 12 months and is shown as non-current Deferred Revenue.

(11)  LITIGATION

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

On December 20, 2011, the Company and Dr. Mooney entered into a Settlement and Release Agreement (the “Settlement Agreement”) with Mr. Mitchell in order to enable the Company’s senior management team to focus its full attention on product development and business operations.  In accordance with the Settlement Agreement, the Company agreed to (i) pay Mr. Mitchell a settlement payment in the gross amount of $125,000, to be paid in installments over a three month period, (ii) pay Mr. Mitchell’s full monthly COBRA premium for six months, and (iii) fully vest 100,000 shares of restricted Common Stock (the “Shares”) held by Mr. Mitchell.  The Shares vested in January 2012, the date when the Company received confirmation of Mr. Mitchell’s dismissal of his lawsuit, and resulted in an outstanding settlement accrued liability relating to the settlement of $290,000, representing the then fair value of the Common Stock to be issued, in the Company’s consolidated balance sheet as of December 31, 2011.

When the Shares were issued in January 2012, the accrued liability was largely satisfied and $82,000 of the previously recorded share-based compensation was reversed due to a decline in the market value of the underlying Common Stock.

(12)  SUBSEQUENT EVENTS

Lease Amendments

On April 3, 2012, the Company entered into a Fifth Amendment to Lease amending its Lease Agreement with CRP-2, LLC (the “MA Landlord”) dated January 24, 2003, as amended on February 11, 2008, January 13, 2009, September 30, 2009 and November 29, 2010 (as amended, the “MA Lease”).  Pursuant to the MA Lease, the Company previously leased approximately 13,000 square feet of office and laboratory space located at 10 Forge Parkway, Franklin, MA.  The amendment expands the leased premises to include approximately 24,000 square feet of additional space, for a total of approximately 37,000 square feet of office and laboratory space and extends the term of the MA Lease to October 31, 2017.  The amendment also required that the Company secure a letter of credit to the landlord's benefit of $157,463, which was issued on April 4, 2012.

On April 10, 2012, the Company amended its Lease Agreement with 8 Penn Center Owner, L.P. (the “PA Landlord”) as agreed on March 9, 2011 (collectively, the “PA Lease”).  Pursuant to the PA Lease, the Company previously leased approximately 5,400 square feet at 1628 JFK Boulevard, 8 Penn Center, Philadelphia, PA.  The amendment expands the leased premises to include approximately 2,400 square feet of additional space, for a total of approximately 7,800 square feet of office space and extends the term of the PA Lease to May 31, 2017.

Financing Arrangement with MLV & Company

On May 9, 2012, the Company entered into an At Market Issuance Sales agreement (the “Sales Agreement”) with MLV & Co. LLC (“MLV”), pursuant to which the Company, from time to time, may issue and sell shares of its Common Stock having an aggregate offering price of up to $20 million, at the Company's option, through MLV as its sales agent. Sales of Common Stock through MLV, if any, will be made by any method that is deemed an "at-the-market" offering as defined in Rule 415 promulgated under the Securities Act of 1933, as amended, including by means of ordinary brokers' transactions at market prices, through market makers or as otherwise agreed by the Company and MLV. MLV may also sell the shares of Common Stock in privately negotiated transactions, subject to the Company’s prior approval. Subject to the terms and conditions of the Sales Agreement, MLV will use commercially reasonable efforts consistent with its normal trading and sales practices and applicable laws, rules and regulations to sell the Common Stock based upon the Company's instructions (including any price, time or size parameters). The Company is not obligated to make any sales of its Common Stock under the Sales Agreement. The shares will be sold pursuant to the Company's effective shelf registration statement on Form S-3 (File No. 333-175938), filed with the Securities and Exchange Commission (the “SEC”) on August 1, 2011 and amended on October 18, 2011, and the related prospectus supplement dated May 9, 2012 which is being filed with the SEC on the date of this report. The Company will pay MLV a commission of up to 5% of the gross proceeds from the sale of any shares of Common Stock sold through MLV up to an aggregate of $5 million and 3% of the gross proceeds of the sale of any shares sold through MLV equal to or above an aggregate of $5 million. The Sales Agreement will terminate upon the earlier of the sale of all Common Stock subject to the Sales Agreement or termination of the Sales Agreement by the Company or MLV. To date, no shares have been sold under the Sales Agreement.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion of our financial condition and results of operations should be read in conjunction with the financial statements and the related notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 and elsewhere in this report. The matters discussed herein contain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Section 27A of the Securities Act of 1933, as amended, which involve risks and uncertainties. All statements other than statements of historical information provided herein may be deemed to be forward-looking statements. Without limiting the foregoing, the words “believes”, “anticipates”, “plans”, “expects” and similar expressions are intended to identify forward-looking statements. The factors that could cause actual future results to differ materially from current expectations include, but are not limited to, risks related to regulatory approvals and the success of our ongoing studies, including the safety and efficacy of Symphony and Prelude, the failure of future development and preliminary marketing efforts related to Symphony and Prelude, risks and uncertainties relating to our ability to develop, market and sell diagnostic products based on our skin permeation platform technologies, the availability of substantial additional capital to support our research, development and product commercialization activities, the success of our research, development, and regulatory approval, marketing and distribution plans and strategies, including those plans and strategies related to Symphony and Prelude and those discussed in “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011 and elsewhere in this report and the risks discussed in our other filings with the SEC. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s analysis, judgment, belief or expectation only as of the date hereof. We undertake no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date hereof.

Business

We are a transdermal medical device company with significant expertise in advanced skin permeation technology.  We are developing our Prelude® SkinPrep System (“Prelude”), as a platform technology to allow for painless and significantly enhanced skin permeation that will enable both needle-free drug delivery and analyte extraction.  Utilizing this technology, we are developing our needle-free Symphony® tCGM System (“Symphony”) as a non-invasive, wireless, transdermal continuous glucose monitoring (“tCGM”) system for use in hospital critical care units and for people with diabetes.

Our specialty pharmaceuticals pipeline is based on our proprietary AzoneTS transdermal drug reformulation technology.  Our most advanced drug candidate is Durhalieve, an AzoneTS formulation of triamcinolone acetonide.

Research and Development

We believe that ongoing research and development, or R&D, efforts are essential to our success.  A major portion of our operating expenses to date is related to our research and development activities. R&D expenses generally consist of internal salaries and related costs, and third-party vendor expenses for product design and development, product engineering and contract manufacturing. In addition, R&D costs include regulatory consulting, feasibility product testing (internal and external) and conducting nonclinical and clinical studies. R&D expenses were approximately $1,392,000 for the three months ended March 31, 2012 and $3,796,000 for the year ended December 31, 2011. We intend to maintain our strong commitment to R&D as an essential component of our product development efforts. Licensed or acquired technology developed by third parties may be an additional source of potential products; however, our ability to raise sufficient financing may impact our level of R&D spending.

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

On an ongoing basis, we evaluate our estimates and judgments for all assets and liabilities, including those related to stock-based compensation expense and the fair value of stock purchase warrants classified as derivative liabilities. We base our estimates and judgments on historical experience, current economic and industry conditions and on various other factors that are believed to be reasonable under the circumstances. This forms the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. There have been no changes in our critical accounting policies and estimates subsequent to those disclosed in our Annual Report on Form 10-K as filed with the SEC on March 15, 2012.

We believe that full consideration has been given to all relevant circumstances that we may be subject to, and the consolidated financial statements accurately reflect our best estimate of the results of operations, financial position and cash flows for the periods presented.

Results of Operations

Comparison of the Three Months ended March 31, 2012 and 2011

Licensing Revenue — We signed two licensing agreements during fiscal year 2009, each with a minimum term of ten years, that required non-refundable license payments by the licensees. The non-refundable license payments received in cash totaled $1,250,000 across both transactions. We are recognizing the non-refundable payments as revenue on a straight-line basis over our contractual or estimated performance period. During 2011 and 2010, we adjusted our amortization period for revenue recognition for each of our license arrangements to reflect a revision in the estimated timing of regulatory approval (or clearance).  Accordingly, we determined that an approximately $31,000 and $121,000 charge against license revenue was recognizable in the three months ended March 31, 2012 and 2011, respectively.

Other Revenue — We retain contract engineering and development services in connection with our product development for one of our licensees and such costs are reimbursed by that licensee and recorded as other revenue.  We recognized approximately $108,000 related to these contract engineering services during the three months ended March 31, 2011. The costs from the contract engineering services are included in research and development expenses on the Statements of Operations. There was no markup on the contract engineering services recorded as other revenue.  We did not have any such other revenue during the three months ended March 31, 2012.

Research and Development Expenses — Research and development expenses increased by approximately $526,000, or 61%, to approximately $1,392,000 for the three months ended March 31, 2012 from approximately $866,000 for the three months ended March 31, 2011. R&D expenses increased primarily as a result of increased engineering and design expenses incurred with outside contractors and personnel relating to the Prelude SkinPrep System and the Symphony tCGM System.

 R&D expenses for Prelude and Symphony amounted to approximately 43% and 49% of total operating expenses during the three months ended March 31, 2012 and 2011, respectively.  For the three months ended March 31, 2012, expenses consisted of primarily development, regulatory and manufacturing of $1,289,000, $84,000 and $7,000, respectively.  For the three months ended March 31, 2011, expenses consisted of primarily development, regulatory and clinical of $823,000, $11,000 and $11,000, respectively.

Selling, General and Administrative Expenses — Selling, general and administrative expenses increased by approximately $940,000, or 102%, to approximately $1,859,000 for the three months ended March 31, 2012 from approximately $919,000 for the three months ended March 31, 2011. We have experienced increases in personnel costs, legal, and expenses related to the addition of the corporate office in Philadelphia.

Selling, general and administrative expenses represented 57% and 51% of total operating expenses during the three months ended March 31, 2012 and 2011, respectively. We are not engaged in selling activities and, accordingly, general and administrative expenses relate principally to salaries and benefits for our executive, financial and administrative staff, public company reporting costs, investor relations, legal, accounting and media costs, capital-raising costs, and facilities costs.

Interest Income — Interest income was approximately $3,000 and $2,000 for the three months ended March 31, 2012 and 2011, respectively.

Interest Expense — Interest expense was approximately $200 and $13,000 for the three months ended March 31, 2012 and 2011, respectively.

Derivative Warrant Liability Gain (Loss) — Changes in the fair value of the derivative financial instruments are recognized in the Consolidated Statement of Operations as a derivative gain (loss). The primary underlying risk exposure pertaining to the warrants is the change in fair value of the underlying Common Stock. The derivative gain on warrants subject to “down round” provisions for the three months ended March 31, 2012 was approximately $232,000. The derivative loss on warrants subject to “down round” provisions for the three months ended March 31, 2011 amounted to approximately $3,030,000.  During the three months ended March 31, 2012, no warrants with anti-dilution provisions to purchase shares of Common Stock were exercised.  During the three months ended March 31, 2011, warrants with anti-dilution provisions were exercised to purchase 365,193 shares of common stock, which resulted in a $1,254,000 reclassification from derivate warrant liability to additional paid-in capital.

Net Loss — As a result of the factors described above, we had a net loss of approximately $2,986,000 for the three months ended March 31, 2012 compared to approximately $4,597,000 for the three months ended March 31, 2011.

Liquidity and Capital Resources

We have financed our operations since inception primarily through private sales of our Common Stock and preferred stock, the issuance of convertible promissory notes, unsecured and secured promissory notes, non-refundable payments received under license agreements and cash received in connection with exercises of Common Stock purchase options and warrants. As of March 31, 2012, we had approximately $5,900,000 of cash and cash equivalents, with no other short term investments.

Net cash used in operating activities was approximately $3,019,000 for the three months ended March 31, 2012. The use of cash in operating activities was primarily attributable to the net loss of approximately $2,986,000.

Net cash used in investing activities of approximately $73,000 was used to purchase property and equipment and advances for manufacturing equipment during the three months ended March 31, 2012.

Net cash provided by financing activities was approximately $7,000 for the three months ended March 31, 2012. We received approximately $7,000 from the exercise of Common Stock warrants and options. Principal payments on capitalized lease obligations used approximately $600 during the three months ended March 31, 2012.

At March 31, 2012, we had outstanding warrants to purchase 7,477,259 shares of Common Stock at exercise prices ranging from $0.50 to $3.00.  If exercised, these could provide cash proceeds to the Company of approximately $14,410,000.

We continue to aggressively pursue additional financing from existing relationships (prior shareholders, investors and lenders) and from new investors through placement agents and investment bankers to support operations, including our product and clinical development programs.

In August 2011 we filed a universal shelf registration statement on Form S-3 with the SEC to raise up to $75 million in capital.  This registration statement was declared effective on October 28, 2011.  In December 2011 we raised $5.4 million in capital, thereby reducing the amount available remaining under this shelf registration statement to $69.6 million.

We have demonstrated the ability to manage our costs aggressively and increase our operating efficiencies while advancing our medical device product development and clinical programs.  During the three months ended March 31, 2012, we managed of our medical device product development, clinical and operating costs while pursuing necessary funding. In order to advance our product and clinical development programs, establish contract manufacturing and support our licensee for the manufacture of Prelude, pursue FDA approval for Symphony and support our operating activities, we expect our monthly operating costs associated with salaries and benefits, regulatory and public company consulting, contract engineering and manufacturing, legal and other working capital costs to increase. In the past, we have relied primarily on raising equity capital in order to meet our operating budget and to achieve our business objectives, and we plan to continue that practice in the future. Although we have been successful in the past with raising sufficient capital to conduct our operations, we will continue to vigorously pursue additional financing as necessary to meet our business objectives; however, there can be no guarantee that additional capital will be available in sufficient amounts on terms favorable to us, if at all.

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

The economic conditions occurring during 2011 and continuing in 2012, including the tightening of available funding in the financial markets, had a significant impact on the extent of advancement on our product development and clinical programs in accordance with our original projected level of operations. Although we have recently raised sufficient capital to conduct our operations in the past, we believe that uncertainties in the financial markets may occur in the future, resulting in fund raising challenges for emerging medical device and pharmaceutical companies. Our future product and clinical development programs and regulatory activities may be dependent on available additional funding from investors. Without sufficient funding for our programs, our plan to obtain regulatory approval for Symphony and other product candidates may be delayed.

Facilities, Property and Equipment — We conduct our operations primarily in leased facilities in and Philadelphia, PA and Franklin, MA and have executed leases through May 31, 2017 and October 31, 2017, respectively, for each facility. Our property and equipment does not include manufacturing machinery and is limited to laboratory testing equipment, office furniture and computer systems.  Except for the purchase (possibly through capital lease financing) of tooling, molds and dies in connection with product development and manufacturing of Symphony and Prelude, we do not anticipate any significant purchases or sales of property and equipment or expansion of leased facilities during the next 12 months.

Contractual Obligations

The following table outlines our current contractual obligations:

	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Facility Lease – Franklin, MA	$2,251,000	$304,000	$858,000	$898,000	$191,000
Facility Lease – Philadelphia, PA	997,000	157,000	370,000	388,000	82,000
Operating Lease Obligations	19,000	8,000	11,000	—	—
Capital Lease Obligation	7,000	3,000	4,000	—	—
Total	$3,274,000	$472,000	$1,243,000	$1,286,000	$273,000

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

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operations of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this report were effective in ensuring that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that the information required to be disclosed by us in such reports is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

In designing and evaluating our disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible control and procedures.

Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the fiscal quarter to which this report relates that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.                      Legal Proceedings.

The material set forth in Note 11 of the Notes to Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q is incorporated herein by reference.

Item 5.                      Other Information.

On May 9, 2012, we entered into an At Market Issuance Sales Agreement (the “Sales Agreement”) with MLV & Co. LLC (“MLV”) pursuant to which we, from time to time, may issue and sell shares of our Common Stock having an aggregate offering price of up to $20 million through MLV as our sales agent. Any sales of shares of our Common Stock pursuant to the Sales Agreement will be made under our currently effective shelf registration statement on Form S-3 (File No. 333-175938), filed on August 1, 2011 and amended on October 18, 2011 (the “Registration Statement”), and the related prospectus supplement dated May 9, 2012 which is being filed with the SEC on the date of this report. MLV may sell the shares of Common Stock by any method that is deemed to be an "at-the-market" equity offering as defined in Rule 415 promulgated under the Securities Act of 1933, as amended, including by means of ordinary brokers' transactions at market prices, through market makers or as otherwise agreed by MLV and us. MLV may also sell the shares of Common Stock in privately negotiated transactions, subject to our prior approval. Subject to the terms and conditions of the Sales Agreement, MLV will use its commercially reasonable efforts consistent with its normal trading and sales practices and applicable laws, rules and regulations to sell the shares of our Common Stock from time to time, based upon our instructions (including any price, time or size parameters). We will pay MLV a commission of up to 5% of the gross proceeds from the sale of any shares of Common Stock sold through MLV as agent under the Sales Agreement up to an aggregate of $5 million and 3% of the gross proceeds of the sale of any shares sold through MLV equal to or above an aggregate of $5 million. We have also provided MLV with customary indemnification rights under the Sales Agreement.

We are not obligated to make any sales of Common Stock under the Sales Agreement and no assurance can be given that we will sell any shares under the Sales Agreement, or, if we do, as to the price or amount of shares that we will sell, or the dates on which any such sales will take place. The Sales Agreement will terminate upon the earlier of the sale of all Common Stock subject to the Sales Agreement or termination of the Sales Agreement by us or MLV. To date, no shares have been sold under the Sales Agreement.

The foregoing description of the Sales Agreement is not complete and is qualified in its entirety by reference to the full text of the Sales Agreement, a copy of which is filed as Exhibit 10.1 to this Quarterly Report on Form 10-Q and is incorporated herein by reference. The Sales Agreement is also incorporated by reference into the Registration Statement. A copy of the opinion of Morgan Lewis & Bockius LLP relating to the legality of the shares of Common Stock issuable under the Sales Agreement, is filed as Exhibit 5.1 to this Quarterly Report on Form 10-Q and is also incorporated by reference into the Registration Statement.

The above disclosure shall not constitute an offer to sell or the solicitation of an offer to buy the securities discussed herein, nor shall there be any offer, solicitation, or sale of the securities in any state in which such offer, solicitation or sale would be unlawful prior to registration or qualification under the securities laws of any such state.

Item 6.                      Exhibits.

The Exhibits listed in the Exhibit Index immediately preceding such Exhibits are filed with or incorporated by reference in this report, except as noted.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 10, 2012
ECHO THERAPEUTICS, INC.

By:  /s/ Patrick T. Mooney
       Patrick T. Mooney, M.D.
      Chief Executive Officer and Chairman of the Board
      (Principal Executive Officer)

By: /s/ Christopher P. Schnittker
      Christopher P. Schnittker, CPA
      Chief Financial Officer and Treasurer
      (Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Item
5.1	Opinion of Morgan Lewis & Bockius LLP.
10.1	At Market Issuance Sales Agreement with MLV & Co. dated May 9, 2012.
10.2
Agreement between the Company, Platinum Partners Liquidity Opportunity Master Fund L.P. and Platinum-Montaur Life Sciences, LLC dated December 28, 2011 is incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed January 4, 2012.

10.3	Form of Repricing Agreement for $1.60 Warrants dated December 29, 2011 is incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K filed January 4, 2012.
10.4	Form of Repricing Agreement for $2.25 Warrants dated December 29, 2011 is incorporated by reference to Exhibit 10.3 of the Registrant’s Current Report on Form 8-K filed January 4, 2012.
31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101
The following materials from the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, formatted in XBRL (Extensible Business Reporting Language), (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Cash Flows, and (iv) Notes to Consolidated Financial Statements.*

*Pursuant to Rule 406T of Regulation S-T, the XBRL (Extensible Business Reporting Language) information included in Exhibit 101 hereto is deemed furnished and not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.