Form 10-Q
period 2012-06-30
Echo Therapeutics, Inc.
filed 2012-08-09
CIK 1031927

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended June 30, 2012
or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]  No [  ]

    Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X]  No [  ]

    Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [X]	Non-accelerated filer [ ]	Smaller reporting company [ ]
(Do not check if a smaller reporting company)

    Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ]   No [X]

    As of August 7, 2012, 39,838,586 shares of the registrant’s Common Stock. $0.01 par value, were issued and outstanding.

ECHO THERAPEUTICS, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2012

-i-

PART I—FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
Echo Therapeutics, Inc.
Consolidated Balance Sheets
	June 30, 2012	December 31, 2011
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$3,111,342	$8,995,571
Cash restricted pursuant to letters of credit	407,463	250,000
Accounts receivable	3,552	37,065
Stock subscriptions receivable	—	6,667
Prepaid expenses and other current assets	218,409	274,208
Total current assets	3,740,766	9,563,511

Property and Equipment, at cost:
Computer equipment	332,287	298,290
Office and laboratory equipment (including assets under capitalized leases)	689,077	624,817
Furniture and fixtures	169,581	186,837
Manufacturing equipment	341,620	156,435
Leasehold improvements	187,264	187,264
	1,719,829	1,453,643
Less-Accumulated depreciation and amortization	(1,156,232)	(1,135,912)
Net property and equipment (including assets under capitalized leases)	563,597	317,731

Other Assets:
Intangible assets, net of accumulated amortization	9,625,000	9,625,000
Deposits and other assets	10,816	20,565
Total other assets	9,635,816	9,645,565
Total assets	$13,940,179	$19,526,807

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$683,672	$365,298
Deferred revenue	123,721	123,708
Current portion of notes payable and capital lease obligation, net of discounts	2,405	2,288
Derivative warrant liability	392,536	1,035,337
Accrued expenses and other liabilities	742,979	965,832
Total current liabilities	1,945,313	2,492,463
Notes payable and capital lease obligation, net of current portion and discounts	2,656	3,888
Deferred revenue, net of current portion	—	61,867
Total liabilities	1,947,969	2,558,218

Commitments

Stockholders’ Equity:
Convertible Preferred Stock:
Series C, $0.01 par value, authorized 10,000 shares, issued and outstanding 9,974.185 shares at June 30, 2012 and December 31, 2011	100	100
Series D, $0.01 par value, authorized 3,600,000 shares, issued and outstanding 3,006,000 shares at June 30, 2012 and December 31, 2011 (preference in liquidation of $3,006,000 at June 30, 2012)	30,060	30,060
Common Stock, $0.01 par value, authorized 150,000,000 shares, issued and outstanding 39,615,344 and 38,543,944 shares at June 30, 2012 and December 31, 2011, respectively	396,156	385,442
Additional paid-in capital	99,276,015	98,116,327
Common stock subscribed for but not paid for or issued, 0 and 33,333 shares at June 30, 2012 and December 31, 2011, respectively	—	6,667
Accumulated deficit	(87,710,121)	(81,570,007)
Total stockholders’ equity	11,992,210	16,968,589
Total liabilities and stockholders’ equity	$13,940,179	$19,526,807

The accompanying notes are an integral part of these consolidated financial statements.

Echo Therapeutics, Inc.
Consolidated Statements of Operations
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2012	2011	2012	2011
Licensing revenue	$30,927	$121,455	$61,854	$242,910
Other revenue	-	37,065	-	145,152
Total revenues	30,927	158,520	61,854	388,062

Operating Expenses:
Research and development	2,200,307	996,149	3,591,952	1,862,099
Selling, general and administrative	1,334,852	978,150	3,194,256	1,900,265
Total operating expenses	3,535,159	1,974,299	6,786,208	3,762,364

Loss from operations	(3,504,232)	(1,815,779)	(6,724,354)	(3,374,302)

Other Income (Expense):
Interest income	1,556	1,210	4,515	3,289
Interest expense	(134)	(604)	(284)	(13,354)
Loss on extinguishment of debt/payables	-	-	-	(1,514)
Gain (loss) on disposals of assets	(21,272)	(2,531)	(21,272)	834
Derivative warrant liability gain (loss)	369,738	(122,011)	601,281	(3,151,908)
Other income (expense), net	349,888	(123,936)	584,240	(3,162,653)

Net loss	(3,154,344)	(1,939,715)	(6,140,114)	(6,536,955)

Deemed dividend on beneficial conversion feature of Series D Convertible Preferred Stock	-	-	-	(1,975,211)

Accretion of dividends on Convertible Perpetual Redeemable Preferred Stock	-	(47,558)	-	(93,242)

Net loss applicable to common shareholders	$(3,154,344)	$(1,987,273)	$(6,140,114)	$(8,605,408)

Net loss per common share, basic and diluted	$(0.08)	$(0.06)	$(0.16)	$(0.26)

Basic and diluted weighted average common shares outstanding	39,160,643	33,911,459	38,951,809	33,277,823

The accompanying notes are an integral part of these consolidated financial statements.

Echo Therapeutics, Inc.
Consolidated Statements of Cash Flows
(Unaudited)

	For the Six Months Ended June 30,
	2012	2011
Cash Flows From Operating Activities:
Net loss	$(6,140,114)	$(6,536,955)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	43,757	14,200
Share-based compensation, net	436,056	286,508
Fair value of common stock and warrants issued for services	50,299	380,763
Derivative warrant liability (gain) loss	(601,281)	3,151,908
Non-cash loss on extinguishment of debt	—	1,514
Non-cash interest expense	—	12,159
Non-cash loss on disposal of assets	21,272	2,731
Changes in assets and liabilities:
Accounts receivable	33,513	104,423
Stock subscriptions receivable	—	285,000
Prepaid expenses and other current assets	55,799	(83,602)
Deposits and other assets	9,749	(10,566)
Accounts payable	318,374	(175,345)
Deferred revenue	(61,854)	(242,910)
Accrued expenses and other liabilities	67,147	207,238
Net cash used in operating activities	(5,767,283)	(2,602,934)

Cash Flows from Investing Activities:
Purchase of property and equipment	(310,895)	(249,127)
Increase in restricted cash	(157,463)	(128,250)
Net cash used in investing activities	(468,358)	(377,377)

Cash Flows From Financing Activities:
Proceeds from the exercise of warrants	151,680	576,224
Proceeds from issuance of common stock and warrants, net of issuance costs	6,667	794,761
Principal payments for capital lease obligations	(1,115)	(1,009)
Proceeds from issuance of Series D Convertible Preferred Stock, net of issuance costs	—	2,478,702
Proceeds from bridge notes	—	1,000,000
Repayment of bridge notes	—	(75,000)
Proceeds from exercise of stock options	194,180	64,250
Net cash provided by financing activities	351,412	4,837,928

Net increase (decrease) in cash and cash equivalents	(5,884,229)	1,857,617
Cash and cash equivalents, beginning of period	8,995,571	1,342,044
Cash and cash equivalents, end of period	$3,111,342	$3,199,661

The accompanying notes are an integral part of these consolidated financial statements.

Echo Therapeutics, Inc.
Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,
	2012	2011
Supplemental Disclosure of Cash Flow Information and Non-Cash Financing Transactions:

Cash paid for interest	$284	$1,196
Accretion of dividend on Series B Perpetual Redeemable Preferred Stock	$—	$93,242
Deemed dividend on beneficial conversion feature of Series D Convertible Preferred Stock	$—	$1,975,211
Issuance of common stock in settlement of short term note	$—	$25,000
Conversion of notes payable and accrued interest into Series D Convertible Preferred Stock	$—	$1,006,000
Reclassification of derivative warrant liability to additional paid-in capital	$41,520	$2,170,727
Fair value of warrants issued to investor relations services	$—	$173,000
Fair value of common stock issued for short-term note extension	$—	$10,500
Fair value of warrants issued to financial advisors as financing costs	$—	$41,363
Fair value of common stock issued in connection with settlement agreement	$208,000	$—
Cancellation of restricted common stock	$—	$5,250

The accompanying notes are an integral part of these consolidated financial statements.

Echo Therapeutics, Inc.
Notes To Consolidated Financial Statements
Quarter Ended June 30, 2012 (Unaudited)

(1)  ORGANIZATION AND BASIS OF PRESENTATION

Echo Therapeutics, Inc. (the “Company”) is a transdermal medical device company with significant expertise in advanced skin permeation technology that is primarily focused on continuous glucose monitoring and needle-free drug delivery.  The Company is developing its Prelude® SkinPrep System (“Prelude”) as a platform technology to allow for significantly enhanced and painless skin permeation that will enable two important applications:

●	analyte extraction, with the Symphony® tCGM System (“Symphony”) for needle-free, continuous glucose monitoring for use in hospital critical care units and for people with diabetes; and
●	enhanced needle-free drug delivery.

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Sontra Medical, Inc., a Delaware corporation. All significant intercompany balances and transactions have been eliminated in consolidation.

The accompanying unaudited consolidated financial statements have been prepared in conformity with generally accepted accounting principles (“GAAP”) in the United States consistent with those applied in, and should be read in conjunction with, the Company’s audited consolidated financial statements and related footnotes for the year ended December 31, 2011 included in the Company’s Annual Report on Form 10-K as filed with the United States Securities and Exchange Commission (“SEC”) on March 15, 2012. These unaudited consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the Company’s financial position as of June 30, 2012 and its results of operations and cash flows for the interim periods presented and are not necessarily indicative of results for subsequent interim periods or for the full year. The interim financial statements do not include all of the information and footnotes required by GAAP for complete financial statements and allowed by the relevant SEC rules and regulations; however, the Company believes that its disclosures are adequate to ensure that the information presented is not misleading. Certain amounts in prior periods have been reclassified to conform to current presentation.

The accompanying consolidated financial statements have been prepared on a basis assuming that the Company is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  As of June 30, 2012, the Company had cash of approximately $3,111,000, working capital of approximately $1,795,000 and an accumulated deficit of approximately $87,710,000.  We will require additional capital to fund our product development, research, manufacturing and clinical programs in accordance with our current projected level of operations.  The Company has funded its operations in the past primarily through debt and equity issuances.  Management intends to pursue additional financing to fund its operations.  Although management believes that it will be successful in securing additional financing, no assurances can be given as to the success of these plans or that such capital will be available to the Company in sufficient amounts to meet its operating cash needs or on terms acceptable to the Company.  The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

(2)  CASH AND CASH EQUIVALENTS

As of June 30, 2012, the Company held approximately $3,100,000 in cash and cash equivalents. The Company’s cash equivalents consist solely of bank money market funds. From time to time, the Company may have cash balances in excess of federal insurance limits. The Company has never experienced any previous losses related to these balances. All of the Company’s non-interest bearing cash balances were fully insured at June 30, 2012 due to a temporary federal program in effect from December 31, 2010 through December 31, 2012.  Under the program, there is no limit on the amount of insurance for eligible accounts.  Beginning in 2013, insurance coverage will revert to $250,000 per depositor at each financial institution and non-interest bearing cash balances may again exceed federally insured limits.

(3)  INTANGIBLE ASSETS

The Company’s intangible assets are related to the acquisition of assets from Durham Pharmaceuticals Ltd. in 2007 and are summarized as follows:

			June 30, 2012		December 31, 2011
	Estimated Life	Cost	Accumulated Amortization	Net	Net
Contract related intangible asset:
Cato Research discounted contract	3 years	$355,000	$355,000	$—	$—
Technology related intangible assets:
Patents for the AzoneTS-based product candidates and formulation	6 years	1,305,000	—	1,305,000	1,305,000
Drug Master Files containing formulation, clinical and safety documentation used by the FDA	6 years	1,500,000	—	1,500,000	1,500,000
In-process pharmaceutical products for 2 indications	6 years	6,820,000	—	6,820,000	6,820,000
Total technology related intangible assets		9,625,000	—	9,625,000	9,625,000
Intangible assets, net		$9,980,000	$355,000	$9,625,000	$9,625,000

Intangible assets related to technology are expected to be amortized on a straight-line basis over the period ending 2019, when the underlying patents expire, and will commence upon revenue generation which the Company estimates may occur as early as 2013.  The contract related intangible asset was amortized over a three year period which ended in 2010.

(4)  OPERATING LEASE COMMITMENTS

The Company leases approximately 13,000 square feet of manufacturing, laboratory and office space in a single facility located in Franklin, Massachusetts under a lease expiring March 31, 2014.  Beginning June 1, 2012, a lease amendment increased the total space to 37,050 square feet and extended the expiration date to October 31, 2017.

The Company also leases approximately 5,400 square feet of corporate office space in a single facility located in Philadelphia, Pennsylvania under a lease expiring April 30, 2014.  Beginning June 1, 2012, a lease amendment increased the total space to 7,861 square feet and extended the expiration date to May 31, 2017.

Future minimum lease payments for each of the next 5 years under these operating leases are as follows:

	Franklin	Philadelphia	Total
For the period ending December 31,
2012	$209,000	$90,000	$299,000
2013	424,000	183,000	607,000
2014	434,000	187,000	621,000
2015	444,000	192,000	636,000
2016	454,000	196,000	650,000
Total	$1,965,000	$848,000	$2,813,000

The Company’s facilities lease expense was approximately $74,000 and $53,000 for the three months ended June 30, 2012 and 2011, respectively, and $151,000 and $86,000 for the six months ended June 30, 2012 and 2011, respectively.

(5)  DERIVATIVE WARRANT LIABILITY

At June 30, 2012 and December 31, 2011, the Company had outstanding warrants to purchase 7,268,974 and 7,527,529 shares of its Common Stock, respectively. Included in these outstanding warrants at June 30, 2012 are warrants to purchase 516,587 shares that are considered to be derivative financial instruments because the warrant agreements contain “down round” provisions whereby the number of shares covered by the warrants is subject to change in the event of certain future dilutive stock issuances. The fair value of these derivative instruments at June 30, 2012 was approximately $393,000, is considered Level 3 under the fair value hierarchy on a recurring basis, and is included in Derivative Warrant Liability, a current liability, in the Consolidated Balance Sheet. Changes in fair value of the derivative financial instruments are recognized in the Consolidated Statement of Operations as a Derivative Warrant Liability Gain or Loss. The Derivative Warrant Liability Gain for the three and six months ended June 30, 2012 was approximately $370,000 and $602,000, respectively. The Derivative Warrant Liability Loss for the three and six months ended June 30, 2011 was approximately $122,000 and $3,152,000, respectively.

The derivative warrant liability represents the risk exposure pertaining to the warrants and is based on the fair value of the underlying common stock and the gain or loss on the derivative warrant liability is a result of the change in fair value of the underlying common stock.  For the six months ended June 30, 2012, holders exercised warrants with “down round” provisions to purchase 118,500 shares, which resulted in a reclassification of approximately $42,000 from the Derivative Warrant Liability to Additional Paid-in Capital.  For the six months ended June 30, 2011, holders exercised warrants with “down round” provisions to purchase 602,693 shares, which resulted in a reclassification of approximately $2,171,000 from the Derivative Liability to Additional Paid-in Capital.

The table below presents the changes in the derivative warrant liability for the six months ended June 30, 2012 and 2011:

	2012	2011
Derivative warrant liability as of January 1	$1,035,337	$1,544,996
Total unrealized losses included in net loss (1)	—	2,191,147
Total realized losses included in net loss (1)	—	978,678
Total unrealized gains included in net loss (1)	(539,648)	(17,917)
Total realized gains included in net loss (1)	(61,633)	—
Reclassification of derivative warrant liability to additional paid-in capital for derivative warrants exercised	(41,520)	(2,170,726)
Derivative warrant liability as of June 30	$392,536	$2,526,178
————————
(1) Included in derivative warrant liability gain or loss in the Consolidated Statement of Operations.

(6)  PREFERRED STOCK

The Company is authorized to issue up to 40,000,000 shares of preferred stock with such rights, preferences and privileges as are determined by the Board of Directors.

Series C Convertible Preferred Stock

The Company has authorized 10,000 shares of Series C Preferred Stock (the “Series C Stock”), of which 9,974.185 shares were issued and outstanding as of June 30, 2012 and December 31, 2011.

Series D Convertible Preferred Stock

The Company has authorized 3,600,000 shares of Series D Preferred Stock (the “Series D Stock”), of which 3,006,000 shares were issued and outstanding as of June 30, 2012 and December 31, 2011.

(7)  COMMON STOCK

The Company has authorized 150,000,000 shares of Common Stock, of which 39,615,344 and 38,543,944 shares were issued and outstanding as of June 30, 2012 and December 31, 2011, respectively.

Stock Issued in Exchange for Services

During the six months ended June 30, 2012 and 2011, the Company issued 28,666 and 100,000 shares, respectively, of Common Stock with a fair value of $50,299 and $339,000, respectively, to vendors in exchange for their services.  Expenses associated with these transactions were included in Selling, General and Administrative Expenses in the Consolidated Statements of Operations.

(8)  STOCK OPTIONS AND RESTRICTED STOCK

In March 2003, the Company’s shareholders approved its 2003 Stock Option and Incentive Plan (the “2003 Plan”). Pursuant to the 2003 Plan, the Company’s Board of Directors (or its committees and/or executive officers delegated by the Board of Directors) may grant incentive and nonqualified stock options, restricted stock, and other stock-based awards to the Company’s employees, officers, directors, consultants and advisors. As of June 30, 2012, the maximum aggregate number of shares that may be authorized for issuance under the 2003 Plan for all periods is 1,600,000 shares. As of June 30, 2012, there were 161,250 restricted shares of Common Stock issued and options to purchase an aggregate of 514,000 shares of Common Stock outstanding under the 2003 Plan and 560,000 shares available for future grants.

In May 2008, the Company’s shareholders approved the 2008 Equity Compensation Plan (the “2008 Plan”). The 2008 Plan provides for grants of incentive stock options to employees and nonqualified stock options and restricted stock to employees, consultants and non-employee directors of the Company. In July 2010, the Company’s shareholders approved an amendment to the 2008 Plan to increase the maximum number of shares of Common Stock available under the Plan by 2,000,000 shares to 4,700,000 shares.  In June 2012, the Company’s shareholders approved an amendment to the 2008 Plan to increase the maximum number of shares available under the Plan by 5,300,000 shares to 10,000,000 shares.  As of June 30, 2012, there were restricted shares of Common Stock issued and options to purchase an aggregate of 3,978,406 shares of Common Stock outstanding under the 2008 Plan and 5,891,594 shares available for future grants.

	Stock Option Plans
	2003 Plan	2008 Plan
Shares Available For Issuance
Total reserved for stock options and restricted stock	1,600,000	10,000,000
Net restricted stock issued net of cancellations	(161,250)	(2,208,406)
Stock options granted	(1,544,491)	(2,275,000)
Add back options cancelled before exercise	678,491	375,000
Options cancelled by plan vote	—	—
Remaining shares available for future grants	572,750	5,891,594
			Not Pursuant to a Plan
Total granted	1,544,491	2,275,000	3,100,000
Less: Restricted stock cancelled	—	—	—
Options cancelled	(678,491)	(375,000)	(1,383,334)
Options exercised	(352,000)	(130,000)	(666,666)
Net shares outstanding before restricted stock	514,000	1,770,000	1,050,000
Net restricted stock issued net of cancellations	161,250	2,208,406	284,844
Outstanding shares at March 31, 2012	675,250	3,978,406	1,334,844

Share-Based Compensation – Options

   For stock options issued and outstanding during the six months ended June 30, 2012 and 2011, the Company recorded additional paid-in capital and non-cash compensation expense of approximately $407,000 and $287,000, respectively, each net of estimated forfeitures.

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

The assumptions used principally for stock options granted to employees and members of the Company’s Board of Directors in the six months ended June 30, 2012 and 2011 were as follows:

	2012	2011
Risk-free interest rate	0.94% — 2.05%	2.43% — 3.47%
Expected dividend yield	—	—
Expected term	6.5 years	6.0 — 6.5 years
Forfeiture rate (excluding fully vested stock options)	15%	0% — 15%
Expected volatility	131% — 137%	140% — 142%

A summary of stock option activity as of and for the six months ended June 30, 2012 is as follows:

Stock Options	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2012	3,395,103	$1.68
Granted	430,000	1.84
Exercised	(233,666)	0.96
Forfeited or expired	(257,437)	4.58
Outstanding at June 30, 2012	3,334,000	$1.53	7.3 years	$1,866,200
Exercisable at June 30, 2012	2,112,830	$0.91	6.1 years	$1,861,033

The weighted-average grant-date fair value of stock options granted during the six months ended June 30, 2012 was $1.84 per share. Share-based compensation expense recognized in the six months ended June 30, 2012 and 2011 was approximately $407,000 and $287,000, respectively. As of June 30, 2012, there was approximately $2,537,000 of total unrecognized compensation expense related to non-vested share-based option compensation arrangements. With the exception of the unrecognized share-based compensation related to certain restricted stock grants to officers and employees that contain performance conditions related to United States Food and Drug Administration (“FDA”) approval for Symphony or the sale of substantially all of the stock or assets of the Company (see Restricted Stock section below), unrecognized compensation is expected to be recognized over the next four years.

Share-Based Compensation – Restricted Stock

During the six months ended June 30, 2012, the Company granted an aggregate of 703,656 restricted shares of Common Stock to certain officers, employees, directors and consultants of the Company.  The grants were issued pursuant to the 2008 Plan.  The grant date fair value of these restricted stock grants was approximately $1,369,000.

A summary of the Company’s nonvested restricted stock activity as of and for the six months ended June 30, 2012, is as follows:

Restricted Stock	Shares	Weighted- Average Grant-Date Fair Value
Nonvested at January 1, 2012	1,819,594	$1.72
Granted this period	703,656	1.95
Grants made in prior periods, now becoming restricted	220,000	0.92
Vested	(110,000)	2.24
Forfeited	—	—
Nonvested at June 30, 2012	2,633,250	$1.78

Among the 2,633,250 shares of non-vested restricted stock, the various vesting criteria include the following:

•	1,679,594 shares of restricted stock vest upon the FDA approval of Symphony or the sale of the Company;

•	220,000 shares of restricted stock vest upon the sale of the Company; and

•	733,656 shares of restricted stock vest over one to four years, at each of the anniversary dates of the grants.

As of June 30, 2012, there was approximately $1,378,000 of total unrecognized compensation expense related to non-vested share-based restricted stock arrangements granted pursuant to the Company’s equity compensation plans that vest over time in the forseeable future. As of June 30, 2012, the Company cannot estimate the timing of completion of performance vesting requirements required by certain of these restricted stock grant arrangements.  Compensation expense related to these restricted share grants will be recognized when the Company concludes that achievement of the performance vesting conditions is probable.

(9)  WARRANTS

At June 30, 2012, the Company had the following outstanding warrants:
	Number of Shares Exercisable	Exercise Price	Date of Expiration
Outstanding warrants accounted for as derivative warrant liability:
Granted to investors and placement agent in private placement	112,148	$1.28	7/16/2012
Granted to financial investment advisor	3,000	1.38	7/25/2012
Granted to financial advisor in connection with an acquisition	61,625	1.75	9/14/2012
Granted to financial investment advisor	7,500	1.30	2/11/2013
Granted to investors in private placement	154,990	0.50	2/11/2013
Granted to investors in private placement	177,324	1.50	3/24/2013
Total outstanding warrants accounted for as derivative warrant liability	516,587
Weighted average exercise price		$1.18
Weighted average time to expiration in years			0.48 years
Outstanding warrants accounted for as equity:
Granted to investors in private placement of preferred stock	32,249	$1.00	9/30/2013
Granted to investors in private placement of preferred stock	198,333	1.50	10/28/2013
Granted to investors in private placement of preferred stock	390,000	0.75	2/28/2014
Granted to vendor	60,000	0.60	3/15/2014
Granted to investors in private placement	400,000	1.59	6/30/2014
Granted to investors in private placement	768,000	2.00	11/13/2014
Granted to placement agent in private placement	256,906	1.50	11/13/2014
Granted to vendor	50,000	2.00	12/1/2012
Granted to investors in private placement	63,000	2.00	12/3/2014
Granted to investors in private placement	341,325	2.25	2/9/2015
Granted to placement agents in private placement	28,500	2.25	2/9/2015
Granted to investor in private placement	6,375	2.25	3/18/2015
Granted to financial investment advisor	100,000	1.50	2/10/2013
Granted to financial investment advisor	10,367	2.00	3/3/2013
Granted to investors in private placement	187,500	1.50	11/5/2012
Granted to investors in private placement	187,500	2.50	11/5/2012
Granted to placement agent in private placement	5,000	1.50	11/5/2012
Granted to placement agent in private placement	5,000	2.50	11/5/2012
Granted to investors in private placement	35,000	1.50	11/26/2012
Granted to investors in private placement	35,000	2.50	11/26/2012
Granted to investors in private placement	495,000	1.50	12/29/2012
Granted to investors in private placement	512,500	2.50	12/29/2012
Granted to placement agent in private placement	30,000	1.50	12/29/2012
Granted to placement agent in private placement	30,000	2.50	12/29/2012
Granted to investors in private placement	245,750	1.50	1/4/2013
Granted to investors in private placement	245,750	2.50	1/4/2013
Granted to placement agent in private placement	18,125	1.50	1/4/2013
Granted to placement agent in private placement	18,125	2.50	1/4/2013
Granted to investors in private placement	255,000	1.50	2/3/2013
Granted to investors in private placement	280,000	2.50	2/3/2013
Granted to placement agent in private placement	1,250	1.50	2/3/2013
Granted to placement agent in private placement	1,250	2.50	2/3/2013
Granted to investors in private placement	250,000	1.50	2/8/2013
Granted to investors in private placement	250,000	2.50	2/8/2013
Granted to investors in private placement	959,582	3.00	12/7/2014
Total outstanding warrants accounted for as equity	6,752,387
Weighted average exercise price		$2.00
Weighted average time to expiration in years			0.92 years
Totals for all warrants outstanding:
Total	7,268,974
Weighted average exercise price		$1.95
Weighted average time to expiration in years			0.89 years

A summary of warrant activity for the six months ended June 30, 2012 is as follows:

Warrants	Shares	Weighted- Average Exercise Price
Outstanding at January 1, 2012	7,527,529	$1.92
Granted	—	—
Exercised	(118,500)	1.28
Forfeited or expired	(140,055)	1.07
Outstanding at June 30, 2012	7,268,974	$1.95

Exercise of Common Stock Warrants

During the six months ended June 30, 2012, the Company issued 118,500 shares of Common Stock upon the exercise of warrants.

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

The Company received a licensing fee of approximately $500,000 upon execution of the Handok License as well as future milestone payments and royalties. The Company recognizes the upfront, nonrefundable payments as revenue on a straight-line basis over the contractual or estimated performance period. During the six months ended June 30, 2012 and 2011, the Company recorded approximately $62,000 and $243,000, respectively, of nonrefundable license revenue.  As of June 30, 2012, approximately $124,000 of deferred revenue remains unrecognized, which is recognizable over the next 12 months and shown as Deferred Revenue amongst current liabilities on the Consolidated Balance Sheet.

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

On December 20, 2011, the Company and Dr. Mooney entered into a Settlement and Release Agreement (the “Settlement Agreement”) with Mr. Mitchell in order to enable the Company’s senior management team to focus its full attention on product development and business operations.  In accordance with the Settlement Agreement, the Company agreed to (i) pay Mr. Mitchell a settlement payment in the gross amount of $125,000, to be paid in installments over a three month period, (ii) pay Mr. Mitchell’s full monthly COBRA premium for six months, and (iii) fully vest 100,000 shares of restricted Common Stock (the “Shares”) held by Mr. Mitchell.  The Shares vested in January 2012, the date when the Company received confirmation of Mr. Mitchell’s dismissal of his lawsuit, and resulted in an outstanding settlement accrued liability relating to the settlement of $290,000, representing the then fair value of the Common Stock to be issued, in the Company’s consolidated balance sheet as of December 31, 2011.  As of June 30, 2012, this matter has been completely resolved.

When the Shares were issued in January 2012, the accrued liability was largely satisfied and $82,000 of the previously recorded share-based compensation was reversed in that period due to a decline in the market value of the underlying Common Stock.

(12)  SUBSEQUENT EVENT

Financing Arrangement with Platinum-Montaur Life Sciences LLC

On August 8, 2012, the Company and Platinum-Montaur Life Sciences LLC, a Delaware limited liability company (“Montaur”) signed a commitment letter (the “Commitment Letter”) pursuant to which Montaur agreed to make a non-revolving draw credit facility available to the Company in an initial aggregate principal amount of $5,000,000 (the “Draw Credit Maximum Amount”). The term of the credit facility will be five years from the date of closing (the “Maturity Date”). Pursuant to the terms of the Commitment Letter, the Company may make an aggregate principal amount of draws which do not exceed the Draw Credit Maximum Amount. The Company may not re-borrow the amount of any repaid draw. The Draw Credit Maximum Amount available pursuant to the Loan Agreement will increase in additional $3,000,000 increments, in an amount not to exceed $20,000,000, upon the occurrence of certain regulatory and clinical study milestones. The principal balance of each draw will bear interest from the applicable draw date at a rate equal to 10.0% per annum. Interest payable by the Company will compound monthly.  The Company will make interest-only payments on the principal amount due in connection with each draw on the first business day of each month until the Maturity Date. The Company will have the right to permanently prepay any draw, in whole or in part.

On closing, the Company will issue Montaur a warrant to purchase 4,000,000 shares of Common Stock, with an exercise price of $2.00 per share and a term of five years.  In addition, for each $1,000,000 draw, the Company will issue Montaur a warrant to purchase 1,000,000 shares of Common Stock, with a term of five years and an exercise price equal to the lesser of: (a) 150% of the market price of the Common Stock at the time of the draw (but in no event less than $2.00 per share), or (b) $4.00 per share.

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

Business

We are a transdermal medical device company with significant expertise in advanced skin permeation technology.  We are developing our Prelude® SkinPrep System (“Prelude”) as a platform technology to allow for painless and significantly enhanced skin permeation that will enable both needle-free drug delivery and analyte extraction.  Utilizing this technology, we are developing our needle-free Symphony® tCGM System (“Symphony”) as a non-invasive, wireless, transdermal continuous glucose monitoring (“tCGM”) system for use in hospital critical care units and for people with diabetes.

Our specialty pharmaceuticals pipeline is based on our proprietary AzoneTSTM transdermal drug reformulation technology.  Our most advanced drug candidate is Durhalieve, an AzoneTS formulation of triamcinolone acetonide.

Research and Development

We believe that ongoing research and development efforts are essential to our success.  A major portion of our operating expenses to date is related to our research and development activities. R&D expenses generally consist of internal salaries and related costs, and third-party vendor expenses for product design and development, product engineering and contract manufacturing. In addition, R&D costs include regulatory consulting, feasibility product testing (internal and external) and conducting nonclinical and clinical studies. R&D expenses were approximately $3,592,000 for the six months ended June 30, 2012 and $3,796,000 for the year ended December 31, 2011. We intend to maintain our strong commitment to R&D as an essential component of our product development efforts. Licensed or acquired technology developed by third parties may be an additional source of potential products; however, our ability to raise sufficient financing may impact our level of R&D spending.

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

Results of Operations

Comparison of the Three Months ended June 30, 2012 and 2011

Licensing Revenue — We signed two licensing agreements during fiscal year 2009, each with a minimum term of ten years, that required non-refundable license payments by the licensees. The non-refundable license payments received in cash totaled $1,250,000 across both transactions. We are recognizing the non-refundable payments as revenue on a straight-line basis over our contractual or estimated performance period. During 2011 and 2010, we adjusted our amortization period for revenue recognition for each of our license arrangements to reflect a revision in the estimated timing of regulatory approval (or clearance).  Accordingly, we determined that approximately $31,000 and $121,000 license revenue was recognizable in the three months ended June 30, 2012 and 2011, respectively.

Other Revenue — We retain contract engineering and development services in connection with our product development for one of our licensees and such costs are reimbursed by that licensee and recorded as other revenue.  We recognized approximately $37,000 related to these contract engineering services during the three months ended June 30, 2011. The costs from the contract engineering services are included in research and development expenses on the Statements of Operations. There was no markup on the contract engineering services recorded as other revenue.  We did not have any such other revenue during the three months ended June 30, 2012.

Research and Development Expenses — Research and development expenses increased by approximately $1,204,000, or 121%, to approximately $2,200,000 for the three months ended June 30, 2012 from approximately $996,000 for the three months ended June 30, 2011. R&D expenses increased primarily as a result of increased engineering and design expenses incurred with outside contractors and personnel relating to Prelude and Symphony.

 R&D expenses for Prelude and Symphony amounted to approximately 62% and 50% of total operating expenses during the three months ended June 30, 2012 and 2011, respectively.  For the three months ended June 30, 2012, expenses consisted of primarily development, regulatory and manufacturing of $1,892,000, $289,000 and $7,000, respectively.  For the three months ended June 30, 2011, expenses consisted of primarily development, regulatory and clinical of $934,000, $12,000 and $8,000, respectively.

Selling, General and Administrative Expenses — Selling, general and administrative expenses increased by approximately $357,000, or 36%, to approximately $1,335,000 for the three months ended June 30, 2012 from approximately $978,000 for the three months ended June 30, 2011. We have experienced increases in personnel costs, legal costs, and expenses related to the addition of the corporate office in Philadelphia.

Selling, general and administrative expenses represented 38% and 50% of total operating expenses during the three months ended June 30, 2012 and 2011, respectively. We are not engaged in selling activities and, accordingly, general and administrative expenses relate principally to salaries and benefits for our executive, financial and administrative staff, public company reporting costs, investor relations, legal, accounting and media costs, capital-raising costs, and facilities costs.

Interest Income — Interest income was approximately $2,000 and $1,000 for the three months ended June 30, 2012 and 2011, respectively.

Interest Expense — Interest expense was approximately $100 and $600 for the three months ended June 30, 2012 and 2011, respectively.

Derivative Warrant Liability Gain (Loss) — Changes in the fair value of the derivative financial instruments are recognized in the Consolidated Statement of Operations as a derivative gain (loss). The primary underlying risk exposure pertaining to the warrants is the change in fair value of the underlying Common Stock. The derivative gain on warrants subject to “down round” provisions for the three months ended June 30, 2012 was approximately $370,000. The derivative loss on warrants subject to “down round” provisions for the three months ended June 30, 2011 amounted to approximately $122,000.  During the three months ended June 30, 2012, warrants with anti-dilution provisions were exercised to purchase 118,500 shares of Common Stock, which resulted in a $42,000 reclassification from derivative warrant liability to additional paid-in capital.  During the three months ended June 30, 2011, warrants with anti-dilution provisions were exercised to purchase 237,500 shares of common stock, which resulted in a $916,000 reclassification from derivate warrant liability to additional paid-in capital.

Net Loss Applicable to Common Shareholders — As a result of the factors described above, we had a net loss applicable to common shareholders of approximately $3,154,000 for the three months ended June 30, 2012 compared to approximately $1,987,000 for the three months ended June 30, 2011.

Comparison of the Six Months ended June 30, 2012 and 2011

Licensing Revenue — We signed two licensing agreements during fiscal year 2009, each with a minimum term of ten years, that required non-refundable license payments by the licensees. The non-refundable license payments received in cash totaled $1,250,000 across both transactions. We are recognizing the non-refundable payments as revenue on a straight-line basis over our contractual or estimated performance period. During 2011 and 2010, we adjusted our amortization period for revenue recognition for each of our license arrangements to reflect a revision in the estimated timing of regulatory approval (or clearance).  Accordingly, we determined that approximately $61,000 and $243,000 of license revenue was recognizable in the six months ended June 30, 2012 and 2011, respectively.

Other Revenue — We retain contract engineering and development services in connection with our product development for one of our licensees and such costs are reimbursed by that licensee and recorded as other revenue.  We recognized approximately $145,000 related to these contract engineering services during the six months ended June 30, 2011. The costs from the contract engineering services are included in research and development expenses on the Statements of Operations. There was no markup on the contract engineering services recorded as other revenue.  We did not have any such other revenue during the six months ended June 30, 2012.

Research and Development Expenses — Research and development expenses increased by approximately $1,730,000, or 93%, to approximately $3,592,000 for the six months ended June 30, 2012 from approximately $1,862,000 for the six months ended June 30, 2011. R&D expenses increased primarily as a result of increased engineering and design expenses incurred with outside contractors and personnel relating to Prelude and Symphony.

 R&D expenses for Prelude and Symphony amounted to approximately 53% and 49% of total operating expenses during the six months ended June 30, 2012 and 2011, respectively.  For the six months ended June 30, 2012, expenses consisted of primarily development, regulatory and manufacturing of $3,182,000, $372,000 and $14,000, respectively.  For the six months ended June 30, 2011, expenses consisted of primarily development, regulatory and clinical of $1,757,000, $22,000 and $17,000, respectively.

Selling, General and Administrative Expenses — Selling, general and administrative expenses increased by approximately $1,294,000, or 68%, to approximately $3,194,000 for the six months ended June 30, 2012 from approximately $1,900,000 for the six months ended June 30, 2011. We have experienced increases in personnel costs, legal costs, and expenses related to the addition of the corporate office in Philadelphia.

Selling, general and administrative expenses represented 47% and 51% of total operating expenses during the six months ended June 30, 2012 and 2011, respectively. We are not engaged in selling activities and, accordingly, general and administrative expenses relate principally to salaries and benefits for our executive, financial and administrative staff, public company reporting costs, investor relations, legal, accounting and media costs, capital-raising costs, and facilities costs.

Interest Income — Interest income was approximately $5,000 and $3,000 for the six months ended June 30, 2012 and 2011, respectively.

Interest Expense — Interest expense was approximately $300 and $13,000 for the six months ended June 30, 2012 and 2011, respectively.

Derivative Warrant Liability Gain (Loss) — Changes in the fair value of the derivative financial instruments are recognized in the Consolidated Statement of Operations as a derivative gain (loss). The primary underlying risk exposure pertaining to the warrants is the change in fair value of the underlying Common Stock. The derivative gain on warrants subject to “down round” provisions for the six months ended June 30, 2012 was approximately $601,000. The derivative loss on warrants subject to “down round” provisions for the six months ended June 30, 2011 amounted to approximately $3,152,000.    During the six months ended June 30, 2012, warrants with anti-dilution provisions were exercised to purchase 118,500 shares of Common Stock, which resulted in a $42,000 reclassification from derivative warrant liability to additional paid-in capital.  During the six months ended June 30, 2011, warrants with anti-dilution provisions were exercised to purchase 602,693 shares of common stock, which resulted in a $2,171,000 reclassification from derivate warrant liability to additional paid-in capital.

Net Loss Applicable to Common Shareholders — As a result of the factors described above, we had a net loss applicable to common shareholders of approximately $6,140,000 for the six months ended June 30, 2012 compared to approximately $8,605,000 for the six months ended June 30, 2011.

Liquidity and Capital Resources

We have financed our operations since inception primarily through private sales of our Common Stock and preferred stock, the issuance of convertible promissory notes, unsecured and secured promissory notes, non-refundable payments received under license agreements and cash received in connection with exercises of Common Stock purchase options and warrants. As of June 30, 2012, we had approximately $3,111,000 of cash and cash equivalents, with no other short term investments.

Net cash used in operating activities was approximately $5,767,000 for the six months ended June 30, 2012. The use of cash in operating activities was primarily attributable to the net loss of approximately $6,140,000.

Net cash used in investing activities of approximately $468,000 for the six months ended June 30, 2012.  Cash of approximately $157,000 was used in increasing restricted cash in escrow for the benefit of a vendor and a facility leaseholder during the six month period ended June 30, 2012. Also, cash of approximately $311,000 was used to purchase property and equipment for manufacturing equipment, computers and office furniture during the six month period ended June 30, 2012.

Net cash provided by financing activities was approximately $351,000 for the six months ended June 30, 2012. We received approximately $346,000 from the exercise of Common Stock warrants and options and approximately $7,000 in proceeds from the issuance of Common Stock and warrants. Principal payments on capitalized lease obligations used approximately $1,100 during the six months ended June 30, 2012.

At June 30, 2012, we had outstanding warrants to purchase 7,268,974 shares of Common Stock at exercise prices ranging from $0.50 to $3.00.  If exercised, these could provide cash proceeds to the Company of approximately $14,143,000.

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

We have demonstrated the ability to manage our costs aggressively and increase our operating efficiencies while advancing our medical device product development and clinical programs.  During the six months ended June 30, 2012, we managed our medical device product development, clinical and operating costs while pursuing necessary funding. In order to advance our product and clinical development programs, establish contract manufacturing and support our licensee for the manufacture of Prelude, pursue FDA approval for Symphony and support our operating activities, we expect our monthly operating costs associated with salaries and benefits, regulatory and public company consulting, contract engineering and manufacturing, legal and other working capital costs to increase. In the past, we have relied primarily on raising capital in order to meet our operating budget and to achieve our business objectives, and we plan to continue that practice in the future. Although we have been successful in the past with raising sufficient capital to conduct our operations, we will continue to vigorously pursue additional financing as necessary to meet our business objectives; however, there can be no guarantee that additional capital will be available in sufficient amounts on terms favorable to us, if at all.

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

Facilities, Property and Equipment — We conduct our operations primarily in leased facilities in Philadelphia, PA and Franklin, MA and have executed leases through May 31, 2017 and October 31, 2017, respectively, for each facility.  Our property and equipment does not include manufacturing machinery and is limited to laboratory testing equipment, office furniture and computer systems.

Contractual Obligations

The following table outlines our current contractual obligations:

	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Facility Lease – Franklin, MA	$2,348,000	$419,000	$868,000	$908,000	$153,000
Facility Lease – Philadelphia, PA	930,000	181,000	375,000	374,000	—
Operating Lease Obligations	15,000	8,000	7,000	—	—
Capital Lease Obligation	6,000	3,000	3,000	—	—
Total	$3,299,000	$611,000	$1,253,000	$1,282,000	$153,000

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

ITEM 4.  CONTROLS AND PROCEDURES

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

Date: August 9, 2012

By:	/s/ Patrick T. Mooney
Patrick T. Mooney, M.D.
Chief Executive Officer and Chairman of the Board
(Principal Executive Officer)

By:	/s/ Christopher P. Schnittker
Christopher P. Schnittker, CPA
Chief Financial Officer and Treasurer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Item
3.1	Amended and Restated Certificate of Incorporation dated June 20, 2012.
3.2	Certificate of Designation, Preferences and Rights of Series C Preferred Stock dated July 19, 2012.
3.3	Certificate of Designation, Preferences and Rights of Series D Preferred Stock dated July 19, 2012.
5.1	Opinion of Morgan Lewis & Bockius LLP is incorporated by reference to Exhibit 5.1 of the Registrant’s Quarterly Report on Form 10-Q filed May 10, 2012.
10.1	At Market Issuance Sales Agreement with MLV & Co. dated May 9, 2012 is incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q filed May 10, 2012.***
10.2	Amended and Restated License Agreement between the Company and Ferndale Pharma Group, Inc. dated July 3, 2012.**
31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101
The following materials from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, formatted in XBRL (Extensible Business Reporting Language), (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Cash Flows, and (iv) Notes to Consolidated Financial Statements.*

*     Pursuant to Rule 406T of Regulation S-T, the XBRL (Extensible Business Reporting Language) information included in Exhibit 101 hereto is deemed furnished and not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

** Confidential treatment has been requested as to certain portions, which portions have been omitted and filed separately with the Securities and Exchange Commission.
*** In response to shareholder feedback and concerns, the Company terminated the At Market Issuance Sales Agreement between the Company and MLV & Co. LLC effective as of May 28, 2012. No shares were sold under the Sales Agreement prior to the termination date.