Form 10-Q
period 2012-09-30
Echo Therapeutics, Inc.
filed 2012-11-08
CIK 1031927

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

    For the quarterly period ended September 30, 2012
or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to __________.

Commission File Number: 000-23017

ECHO THERAPEUTICS, INC.
(Exact name of registrant as specified in its charter)

Delaware	41-1649949
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

8 Penn Center 1628 JFK Blvd., Suite 300 Philadelphia, PA	19103
(Address of principal executive offices)	(Zip code)

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

As of November 7, 2012, 40,198,836 shares of the registrant’s Common Stock, $0.01 par value, were issued and outstanding.

ECHO THERAPEUTICS, INC.

QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2012

-i-

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
Echo Therapeutics, Inc.
Consolidated Balance Sheets
	September 30, 2012	December 31, 2011
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$1,395,840	$8,995,571
Cash restricted pursuant to letters of credit	407,463	250,000
Accounts receivable	—	37,065
Stock subscriptions receivable	—	6,667
Current portion of deferred financing costs	1,068,462	100,458
Prepaid expenses and other current assets	74,709	173,750
Total current assets	2,946,474	9,563,511

Property and Equipment, at cost:
Computer equipment	292,730	298,290
Office and laboratory equipment (including assets under capitalized leases)	656,406	624,817
Furniture and fixtures	639,869	186,837
Manufacturing equipment	156,435	156,435
Leasehold improvements	556,420	187,264
	2,301,860	1,453,643
Less-Accumulated depreciation and amortization	(1,096,015)	(1,135,912)
Net property and equipment (including assets under capitalized leases)	1,205,845	317,731

Other Assets:

Intangible assets, net of accumulated amortization	9,625,000	9,625,000
Deferred financing costs	3,791,329	—
Other assets	10,566	20,565
Total other assets	13,426,895	9,645,565
Total assets	$17,579,214	$19,526,807

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$1,029,488	$365,298
Deferred revenue from licensing arrangements	92,794	123,708
Current portion of capital lease obligation	2,465	2,288
Derivative warrant liability	6,772,536	1,035,337
Accrued expenses and other liabilities	1,313,465	965,832
Total current liabilities	9,210,748	2,492,463
Capital lease obligation, net of current portion	2,017	3,888
Note payable, net of discount	5,556	—
Deferred revenue from licensing arrangements, net of current portion	—	61,867
Total liabilities	9,218,321	2,558,218

Commitments

Stockholders’ Equity:
Convertible Preferred Stock:
Series C, $0.01 par value, authorized 10,000 shares, issued and outstanding 9,974.185 shares at September 30, 2012 and December 31, 2011	100	100
Series D, $0.01 par value, authorized 3,600,000 shares, issued and outstanding 3,006,000 shares at September 30, 2012 and December 31, 2011 (preference in liquidation of $3,006,000)	30,060	30,060
Common Stock, $0.01 par value, authorized 150,000,000 shares, issued and outstanding 39,911,336 and 38,543,944 shares at September 30, 2012 and December 31, 2011, respectively	399,116	385,442
Additional paid-in capital	99,906,833	98,116,327
Common stock subscribed for but not paid for or issued, 33,333 shares at December 31, 2011	—	6,667
Accumulated deficit	(91,975,216)	(81,570,007)
Total stockholders’ equity	8,360,893	16,968,589
Total liabilities and stockholders’ equity	$17,579,214	$19,526,807

The accompanying notes are an integral part of these consolidated financial statements.

Echo Therapeutics, Inc.
Consolidated Statements of Operations
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2012	2011	2012	2011
Licensing revenue	$30,927	$(44,360)	$92,781	$198,550
Other revenue	-	-	-	145,152
Total revenues	30,927	(44,360)	92,781	343,702

Operating Expenses:
Research and development	2,139,465	695,019	5,731,417	2,557,118
Selling, general and administrative	1,508,069	1,527,317	4,702,325	3,427,582
Total operating expenses	3,647,534	2,222,336	10,433,742	5,984,700

Loss from operations	(3,616,607)	(2,266,696)	(10,340,961)	(5,640,998)

Other Income (Expense):
Interest income	635	581	5,150	3,870
Interest expense	(89,123)	(385)	(89,407)	(13,739)
Debt financing costs	(160,000)	-	(160,000)	-
Loss on extinguishment of debt/payables	-	-	-	(1,514)
Gain (loss) on disposals of assets	-	-	(21,272)	834
Gain (loss) on revaluation of derivative warrant liability	(400,000)	893,229	201,281	(2,258,679)
Other income (expense), net	(648,488)	893,425	(64,248)	(2,269,228)

Net loss	(4,265,095)	(1,373,271)	(10,405,209)	(7,910,226)

Deemed dividend on beneficial conversion feature of Series D Convertible Preferred Stock	-	-	-	(1,975,211)

Deemed dividend on repricing of warrants	-	(87,500)	-	(87,500)
Accretion of dividends on Convertible Perpetual Redeemable Preferred Stock	-	(49,519)	-	(142,761)

Net loss applicable to common shareholders	$(4,265,095)	$(1,510,290)	$(10,405,209)	$(10,115,698)

Net loss per common share, basic and diluted	$(0.11)	$(0.04)	$(0.27)	$(0.30)

Basic and diluted weighted average common shares outstanding	39,858,876	34,295,425	39,256,372	33,620,751

The accompanying notes are an integral part of these consolidated financial statements.

Echo Therapeutics, Inc.
Consolidated Statements of Cash Flows
(Unaudited)

	For the Nine Months Ended September 30,
	2012	2011
Cash Flows From Operating Activities:
Net loss	$(10,405,209)	$(7,910,226)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	75,772	29,877
Share-based compensation, net	920,251	566,301
Fair value of common stock and warrants issued for services	118,465	384,620
(Gain) loss on revaluation of derivative warrant liability	(201,281)	2,258,679
Non-cash loss on extinguishment of debt	—	1,514
Non-cash interest expense	—	12,159
Non-cash loss on disposals of assets	21,272	2,731
Non-cash debt financing costs	160,000	—
Amortization of discount on note payable	5,556	—
Amortization of non-cash deferred financing costs	80,667	—

Changes in assets and liabilities:
Accounts receivable	37,065	100,804
Deferred financing costs	—	(106,719)
Prepaid expenses and other current assets	99,041	(144,192)
Deposits and other assets	9,999	(10,566)
Accounts payable	664,190	(243,121)
Deferred revenue from licensing arrangements	(92,781)	(198,550)
Accrued expenses and other liabilities	637,633	356,991
Net cash used in operating activities	(7,869,360)	(4,899,698)

Cash Flows from Investing Activities:
Purchase of furniture, equipment and leasehold improvements	(985,158)	(290,733)
Decrease (increase) in restricted cash	(157,463)	265,500
Net cash used in investing activities	(1,142,621)	(25,233)

Cash Flows From Financing Activities:
Proceeds from Platinum note payable	1,000,000	—
Proceeds from the exercise of warrants	212,017	1,250,824
Proceeds from issuance of common stock and warrants, net of expenses	6,667	1,121,124
Principal payments for capital lease obligations	(1,694)	(1,534)
Proceeds from issuance of Series D Convertible Preferred Stock, net of expenses	—	2,478,702
Proceeds from bridge notes	—	1,000,000
Repayment of bridge notes	—	(75,000)
Proceeds from exercise of stock options	195,260	66,790
Net cash provided by financing activities	1,412,250	5,840,906

Net increase (decrease) in cash and cash equivalents	(7,599,731)	915,975
Cash and cash equivalents, beginning of period	8,995,571	1,342,044
Cash and cash equivalents, end of period	$1,395,840	$2,258,019

The accompanying notes are an integral part of these consolidated financial statements.

Echo Therapeutics, Inc.
Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
	2012	2011
Supplemental Disclosure of Cash Flow Information and Non-Cash Financing Transactions:

Cash paid for interest	$408	$1,581
Accretion of dividend on Series B Perpetual Redeemable Preferred Stock	$—	$142,761
Deemed dividend on beneficial conversion feature of Series D Convertible Preferred Stock	$—	$1,975,211
Issuance of common stock in settlement of short term note	$—	$25,000
Conversion of notes payable and accrued interest into Series D Convertible Preferred Stock	$—	$1,006,000
Reclassification of derivative warrant liability to additional paid-in capital	$61,520	$2,242,431
Fair value of warrants issued to investor relations services	$—	$173,000
Fair value of common stock issued for short-term note extension	$—	$10,500
Fair value of warrants issued to financial advisors recorded as financing costs	$—	$41,363
Fair value of common stock issued in connection with settlement agreement	$208,000	$—
Cancellation of restricted common stock	$—	$5,250
Deemed dividend on repricing of warrants	$—	$87,500
Fair value of Commitment Warrant issued in connection with debt financing	$4,840,000	$—
Fair value of Draw Warrant issued for note payable recorded as discount	$1,000,000	$—
Fair value of Draw Warrant issued for note payable recorded as debt financing costs	$160,000	$—

The accompanying notes are an integral part of these consolidated financial statements.

Echo Therapeutics, Inc.
Notes To Consolidated Financial Statements
Quarter Ended September 30, 2012 (Unaudited)

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

The accompanying unaudited consolidated financial statements have been prepared in conformity with generally accepted accounting principles (“GAAP”) in the United States consistent with those applied in, and should be read in conjunction with, the Company’s audited consolidated financial statements and related footnotes for the year ended December 31, 2011 included in the Company’s Annual Report on Form 10-K as filed with the United States Securities and Exchange Commission (“SEC”) on March 15, 2012. These unaudited consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the Company’s financial position as of September 30, 2012 and its results of operations and cash flows for the interim periods presented and are not necessarily indicative of results for subsequent interim periods or for the full year. The interim financial statements do not include all of the information and footnotes required by GAAP for complete financial statements and allowed by the relevant SEC rules and regulations; however, the Company believes that its disclosures are adequate to ensure that the information presented is not misleading. Certain amounts in prior periods have been reclassified to conform to current presentation.

The accompanying consolidated financial statements have been prepared on a basis assuming that the Company is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  As of September 30, 2012, the Company had cash of approximately $1,396,000, a working capital deficit of approximately $6,264,000, and an accumulated deficit of approximately $91,975,000.  We will require additional capital to fund our product development, research, manufacturing and clinical programs in accordance with our current planned operations.  The Company has funded its operations in the past primarily through debt and equity issuances.  Management intends to pursue additional financing to fund its operations.  Although management believes that it will be successful in securing additional financing, no assurances can be given as to the success of these plans or that such capital will be available to the Company in sufficient amounts to meet its operating cash needs or on terms acceptable to the Company.  The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

(2)  CASH AND CASH EQUIVALENTS

As of September 30, 2012, the Company held approximately $1,396,000 in cash and cash equivalents. The Company’s cash equivalents consist solely of bank money market funds at two major institutions.  From time to time, the Company may have cash balances in excess of federal insurance limits. The Company has never experienced any previous losses related to these balances. All of the Company’s non-interest bearing cash balances were fully insured at September 30, 2012 due to a temporary federal program in effect from December 31, 2010 through December 31, 2012.  Under the program, there is no limit on the amount of insurance for eligible accounts.  Beginning in 2013, insurance coverage will revert to $250,000 per depositor at each financial institution and non-interest bearing cash balances may again exceed federally insured limits.

(3)  INTANGIBLE ASSETS

The Company’s intangible assets are related to the acquisition of assets from Durham Pharmaceuticals Ltd. in 2007 and are summarized as follows:

			September 30, 2012		December 31, 2011
	Estimated		Accumulated
	Life	Cost	Amortization	Net	Net
Contract related intangible asset:
Cato Research discounted contract	3 years	$355,000	$355,000	$—	$—
Technology related intangible assets:
Patents for the AzoneTS-based product candidates and formulation	6 years	1,305,000	—	1,305,000	1,305,000
Drug Master Files containing formulation, clinical and safety documentation used by the FDA	6 years	1,500,000	—	1,500,000	1,500,000
In-process pharmaceutical products for 2 indications	6 years	6,820,000	—	6,820,000	6,820,000
Total technology related intangible assets		9,625,000	—	9,625,000	9,625,000
Intangible assets, net		$9,980,000	$355,000	$9,625,000	$9,625,000

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

Future minimum lease payments for each of the next 5 years under these operating leases are as follows:

	Franklin	Philadelphia	Total
For the period ending December 31,
2012	$104,000	$45,000	$149,000
2013	424,000	183,000	607,000
2014	434,000	187,000	621,000
2015	444,000	192,000	636,000
2016	454,000	196,000	650,000
Total	$1,860,000	$803,000	$2,663,000

The Company’s facilities lease expense was approximately $56,000 and $67,000 for the three months ended September 30, 2012 and 2011, respectively, and $207,000 and $153,000 for the nine months ended September 30, 2012 and 2011, respectively.

(5)  DERIVATIVE WARRANT LIABILITY

At September 30, 2012 and December 31, 2011, the Company had outstanding warrants to purchase 12,092,201 and 7,527,529 shares of its Common Stock, respectively. Included in these outstanding warrants at September 30, 2012 are warrants to purchase 5,339,814 shares that are considered to be derivative financial instruments because the warrant agreements either contain “down round” provisions whereby the number of shares covered by the warrants is subject to change in the event of certain future dilutive stock issuances or they allow for the Company’s discretionary adjustment as to exercise price. The fair value of these derivative instruments at September 30, 2012 was approximately $6,773,000, is considered Level 3 under the fair value hierarchy on a recurring basis, and is included in Derivative Warrant Liability, a current liability, in the Consolidated Balance Sheet. Changes in fair value of the derivative financial instruments are recognized in the Consolidated Statement of Operations as a Gain (Loss) on Revaluation of Derivative Warrant Liability. The Loss on Revaluation of Derivative Warrant Liability for the three months ended September 30, 2012 was approximately $400,000.  The Gain on Revaluation of Derivative Warrant Liability for the nine months ended September 30, 2012 was approximately $201,000.  The Gain (Loss) on Revaluation of Derivative Warrant Liability for the three and nine months ended September 30, 2011 was approximately a gain of $893,000 and a loss of $2,259,000, respectively.

The Derivative Warrant Liability represents the risk exposure pertaining to the warrants and is based on the fair value of the underlying common stock and the Gain (Loss) on Revaluation of Derivative Warrant Liability is a result of the change in that fair value.  For the three and nine months ended September 30, 2012, holders exercised derivative warrants to purchase 46,951 and 165,451 shares, respectively, which resulted in a reclassification of approximately $20,000 and $62,000 from the Derivative Warrant Liability to Additional Paid-in Capital, respectively.  For the three and nine months ended September 30, 2011, holders exercised derivative warrants to purchase 29,625 and 632,318 shares, respectively, which resulted in a reclassification of approximately $71,000 and $2,242,000 from the Derivative Warrant Liability to Additional Paid-in Capital, respectively.

The table below presents the changes in the Derivative Warrant Liability for the nine months ended September 30, 2012 and 2011:

	2012	2011
Derivative Warrant Liability as of January 1	$1,035,337	$1,544,996
Warrants issued under Montaur credit facility	6,000,000	-
Total unrealized losses included in net loss (1)	500,000	2,191,146
Total realized losses included in net loss (1)	1,438	978,678
Total unrealized gains included in net loss (1)	(595,038)	(891,727)
Total realized gains included in net loss (1)	(107,681)	(19,418)
Reclassification of liability to additional paid-in capital for warrants	(61,520)	(2,242,431)
Derivative Warrant Liability as of September 30	$6,772,536	$1,561,244

(1)  Included in Gain (Loss) on Revaluation of Derivative Warrant Liability in the Consolidated Statement of Operations.

(6)  PREFERRED STOCK

The Company is authorized to issue up to 40,000,000 shares of preferred stock with such rights, preferences and privileges as are determined by the Board of Directors.

Series C Convertible Preferred Stock

The Company has authorized 10,000 shares of Series C Preferred Stock (the “Series C Stock”), of which 9,974.185 shares were issued and outstanding as of September 30, 2012 and December 31, 2011.

Series D Convertible Preferred Stock

The Company has authorized 3,600,000 shares of Series D Preferred Stock (the “Series D Stock”), of which 3,006,000 shares were issued and outstanding as of September 30, 2012 and December 31, 2011.

(7)  COMMON STOCK

The Company has authorized 150,000,000 shares of Common Stock, of which 39,911,336 and 38,543,944 shares were issued and outstanding as of September 30, 2012 and December 31, 2011, respectively.

Stock Issued in Exchange for Services

During the nine months ended September 30, 2012 and 2011, the Company issued 70,332 and 114,000 shares, respectively, of Common Stock with a fair value of $118,465 and $384,620, respectively, to vendors in exchange for their services.  Expenses associated with these transactions were included in Selling, General and Administrative Expenses in the Consolidated Statements of Operations.

(8)  STOCK OPTIONS AND RESTRICTED STOCK

In March 2003, the Company’s shareholders approved its 2003 Stock Option and Incentive Plan (the “2003 Plan”). Pursuant to the 2003 Plan, the Company’s Board of Directors (or its committees and/or executive officers delegated by the Board of Directors) may grant incentive and nonqualified stock options, restricted stock, and other stock-based awards to the Company’s employees, officers, directors, consultants and advisors. As of September 30, 2012, the maximum aggregate number of shares that may be authorized for issuance under the 2003 Plan for all periods is 1,600,000 shares. As of September 30, 2012, there were 161,250 restricted shares of Common Stock issued and options to purchase an aggregate of 671,250 shares of Common Stock outstanding under the 2003 Plan and 572,750 shares available for future grants.

In May 2008, the Company’s shareholders approved the 2008 Equity Compensation Plan (the “2008 Plan”). The 2008 Plan provides for grants of incentive stock options to employees and nonqualified stock options and restricted stock to employees, consultants and non-employee directors of the Company. In July 2010, the Company’s shareholders approved an amendment to the 2008 Plan to increase the maximum number of shares of Common Stock available under the Plan by 2,000,000 shares to 4,700,000 shares.  In June 2012, the Company’s shareholders approved an amendment to the 2008 Plan to increase the maximum number of shares available under the Plan by 5,300,000 shares to 10,000,000 shares.  As of September 30, 2012, there were restricted shares of Common Stock issued and options to purchase an aggregate of 4,181,781 shares of Common Stock outstanding under the 2008 Plan and 5,688,219 shares available for future grants.

	Stock Option Plans
	2003 Plan	2008 Plan
Shares Available For Issuance
Total reserved for stock options and restricted stock	1,600,000	10,000,000
Net restricted stock issued net of cancellations	(161,250)	(2,411,781)
Stock options granted	(1,544,491)	(2,275,000)
Add back options cancelled before exercise	678,491	375,000
Options cancelled by plan vote	—	—
Remaining shares available for future grants	572,750	5,688,219
			Not Pursuant to a Plan
Total granted	1,544,491	2,275,000	3,100,000
Less: Restricted stock cancelled	—	—	—
Options cancelled	(678,491)	(375,000)	(1,383,334)
Options exercised	(356,000)	(130,000)	(666,666)
Net shares outstanding before restricted stock	510,000	1,770,000	1,050,000
Net restricted stock issued net of cancellations	161,250	2,411,781	284,844
Outstanding shares at September 30, 2012	671,250	4,181,781	1,334,844

Share-Based Compensation – Options

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

The assumptions used principally for stock options granted to employees and members of the Company’s Board of Directors in the nine months ended September 30, 2012 and 2011 were as follows:

	2012	2011
Risk-free interest rate	0.94% — 2.05%	1.91% — 3.47%
Expected dividend yield	—	—
Expected term	6.5 years	6.0 — 10.0 years
Forfeiture rate (excluding fully vested stock options)	15%	0% — 15%
Expected volatility	129% — 137%	138% — 142%

A summary of stock option activity as of and for the nine months ended September 30, 2012 is as follows:

Stock Options	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2012	3,395,103	$1.68
Granted	430,000	1.84
Exercised	(237,666)	0.94
Forfeited or expired	(257,437)	4.58
Outstanding at September 30, 2012	3,330,000	$1.53	7.0 years	$1,773,800
Exercisable at September 30, 2012	2,167,163	$0.98	6.0 years	$1,773,800

The weighted-average grant-date fair value of stock options granted during the nine months ended September 30, 2012 was $1.84 per share. Share-based compensation expense related to stock options recognized in the nine months ended September 30, 2012 and 2011 was approximately $720,000 and $566,000, respectively. As of September 30, 2012, there was approximately $2,276,000 of total unrecognized compensation expense related to non-vested share-based option compensation arrangements. With the exception of the unrecognized share-based compensation related to certain restricted stock grants to officers and employees that contain performance conditions related to United States Food and Drug Administration (“FDA”) approval for Symphony or the sale of substantially all of the stock or assets of the Company (see Restricted Stock section below), unrecognized compensation is expected to be recognized over the next four years.

Share-Based Compensation – Restricted Stock

During the nine months ended September 30, 2012, the Company granted an aggregate of 907,031 restricted shares of Common Stock to certain officers, employees, directors and consultants of the Company.  The grants were issued pursuant to the 2008 Plan.  The grant date fair value of these restricted stock grants was approximately $1,713,786.  Share-based compensation expense related to restricted stock recognized in the nine months ended September 30, 2012 was approximately $200,000.  No such expense related to restricted stock was recorded in the nine months ended September 30, 2011.

A summary of the Company’s nonvested restricted stock activity as of and for the nine months ended September 30, 2012, is as follows:

Restricted Stock	Shares	Weighted- Average Grant-Date Fair Value
Nonvested at January 1, 2012	1,819,594	$1.72
Granted this period	907,031	1.89
Grants made in prior periods, now becoming restricted	220,000	0.92
Vested	(126,667)	2.17
Forfeited	—	—
Nonvested at September 30, 2012	2,819,958	$1.69

Among the 2,819,958 shares of non-vested restricted stock, the various vesting criteria include the following:

•	1,679,594 shares of restricted stock vest upon the FDA approval of Symphony or the sale of the Company;

•	220,000 shares of restricted stock vest upon the sale of the Company; and

•	920,364 shares of restricted stock vest over one to four years, at each of the anniversary dates of the grants.

As of September 30, 2012, there was approximately $1,546,000 of total unrecognized compensation expense related to non-vested share-based restricted stock arrangements granted pursuant to the Company’s equity compensation plans that vest over time in the foreseeable future. As of September 30, 2012, the Company cannot estimate the timing of completion of performance vesting requirements required by certain of these restricted stock grant arrangements.  Compensation expense related to these restricted share grants will be recognized when the Company concludes that achievement of the performance vesting conditions is probable.

(9)  WARRANTS

At September 30, 2012, the Company had the following outstanding warrants:

	Number of Shares Exercisable	Exercise Price	Date of Expiration
Outstanding warrants accounted for as derivative warrant liability:

Granted to financial investment advisor	7,500	$1.30	2/11/2013
Granted to investors in private placement	154,990	0.50	2/11/2013
Granted to investors in private placement	177,324	1.50	3/24/2013
Granted to debt holder	4,000,000	2.00	8/31/2017
Granted to debt holder	1,000,000	2.13	9/20/2017
Total outstanding warrants accounted for as derivative warrant liability	5,339,814
Weighted average exercise price		$1.96
Weighted average time to expiration in years			4.64 years
Outstanding warrants accounted for as equity:
Granted to investors in private placement of preferred stock	32,249	$1.00	9/30/2013
Granted to investors in private placement of preferred stock	198,333	1.50	10/28/2013
Granted to investors in private placement of preferred stock	390,000	0.75	2/28/2014
Granted to vendor	60,000	0.60	3/15/2014
Granted to investors in private placement	400,000	1.59	6/30/2014
Granted to investors in private placement	768,000	2.00	11/13/2014
Granted to placement agent in private placement	256,906	1.50	11/13/2014
Granted to vendor	50,000	2.00	12/1/2012
Granted to investors in private placement	63,000	2.00	12/3/2014
Granted to investors in private placement	341,325	2.25	2/9/2015
Granted to placement agents in private placement	28,500	2.25	2/9/2015
Granted to investor in private placement	6,375	2.25	3/18/2015
Granted to financial investment advisor	100,000	1.50	2/10/2013
Granted to financial investment advisor	10,367	2.00	3/3/2013
Granted to investors in private placement	187,500	1.50	11/5/2012
Granted to investors in private placement	187,500	2.50	11/5/2012
Granted to placement agent in private placement	5,000	1.50	11/5/2012
Granted to placement agent in private placement	5,000	2.50	11/5/2012
Granted to investors in private placement	35,000	1.50	11/26/2012
Granted to investors in private placement	35,000	2.50	11/26/2012
Granted to investors in private placement	495,000	1.50	12/29/2012
Granted to investors in private placement	512,500	2.50	12/29/2012
Granted to placement agent in private placement	30,000	1.50	12/29/2012
Granted to placement agent in private placement	30,000	2.50	12/29/2012
Granted to investors in private placement	245,750	1.50	1/4/2013
Granted to investors in private placement	245,750	2.50	1/4/2013
Granted to placement agent in private placement	18,125	1.50	1/4/2013
Granted to placement agent in private placement	18,125	2.50	1/4/2013
Granted to investors in private placement	255,000	1.50	2/3/2013
Granted to investors in private placement	280,000	2.50	2/3/2013
Granted to placement agent in private placement	1,250	1.50	2/3/2013
Granted to placement agent in private placement	1,250	2.50	2/3/2013
Granted to investors in private placement	250,000	1.50	2/8/2013
Granted to investors in private placement	250,000	2.50	2/8/2013

	Number of Shares Exercisable	Exercise Price	Date of Expiration
Granted to investors in private placement	959,582	3.00	12/7/2014
Total outstanding warrants accounted for as equity	6,752,387
Weighted average exercise price		$2.00
Weighted average time to expiration in years			1.15 years

Totals for all warrants outstanding:
Total	12,092,201
Weighted average exercise price		$1.99
Weighted average time to expiration in years			2.69 years

A summary of warrant activity for the nine months ended September 30, 2012 is as follows:

Warrants	Shares	Weighted- Average Exercise Price
Outstanding at January 1, 2012	7,527,529	$1.92
Granted	5,000,000	2.03
Exercised	(165,451)	1.28
Forfeited or expired	(269,877)	1.28
Outstanding at September 30, 2012	12,092,201	$1.99

Exercise of Common Stock Warrants

During the nine months ended September 30, 2012, the Company issued 165,451 shares of its Common Stock upon the exercise of warrants.

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

The Company received a licensing fee of approximately $500,000 upon execution of the Handok License as well as the right to receive future milestone payments and royalties. The Company recognizes the upfront, nonrefundable payments as revenue on a straight-line basis over the contractual or estimated performance period. During the nine months ended September 30, 2012 and 2011, the Company recorded approximately $93,000 and $199,000, respectively, of nonrefundable license revenue.  As of September 30, 2012, approximately $93,000 of deferred revenue remains unrecognized, which is recognizable over the next 12 months and shown as Deferred Revenue From Licensing Arrangements among current liabilities on the Consolidated Balance Sheet.

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

On December 20, 2011, the Company and Dr. Mooney entered into a Settlement and Release Agreement (the “Settlement Agreement”) with Mr. Mitchell in order to enable the Company’s senior management team to focus its full attention on product development and business operations.  In accordance with the Settlement Agreement, the Company agreed to (i) pay Mr. Mitchell a settlement payment in the gross amount of $125,000, to be paid in installments over a three month period, (ii) pay Mr. Mitchell’s full monthly COBRA premium for six months, and (iii) fully vest 100,000 shares of restricted Common Stock (the “Shares”) held by Mr. Mitchell.  The Shares vested in January 2012, the date when the Company received confirmation of Mr. Mitchell’s dismissal of his lawsuit, and resulted in an outstanding settlement accrued liability relating to the settlement of $290,000, representing the then fair value of the Common Stock to be issued, in the Company’s consolidated balance sheet as of December 31, 2011.  As of September 30, 2012, this matter has been completely resolved.

When the Shares were issued in January 2012, the accrued liability was largely satisfied and $82,000 of the previously recorded share-based compensation was reversed in that period due to a decline in the market value of the underlying Common Stock.

(12)  CREDIT FACILITY WITH PLATINUM-MONTAUR LIFE SCIENCES, LLC

On August 31, 2012, the Company and Platinum-Montaur Life Sciences, LLC (“Montaur”) entered into a Loan Agreement (the “Loan Agreement”) pursuant to which Montaur made a non-revolving draw credit facility (the “Credit Facility”) of up to $20,000,000 available to the Company, a substantial portion of which is subject to the successful achievement of certain clinical and regulatory milestones set forth in the Loan Agreement, with an initial available principal amount of $5,000,000 (the “Maximum Draw Amount”).  The Company issued to Montaur a Promissory Note dated August 31, 2012 (the “Note”), with a maturity date of five years from the date of closing (the “Maturity Date”).  The Company intends to use the proceeds from the Credit Facility to fund operations.

The principal balance of each draw will bear interest from the applicable draw date at a rate of 10% per annum, compounded monthly. The accrued interest expense for the three and nine months ended September 30, 2012 was approximately $3,000 and is included in interest expense. The Company is required to make interest payments on the principal amount due in connection with each draw on the first business day of each month until the Maturity Date.  The Company is also required to make a mandatory prepayment on each interest payment date of an amount equal to one-third of its total revenue for the then prior fiscal quarter, up to the maximum amount outstanding under the Note at that time.  The Company is not, however, required to make such interest payment or mandatory prepayment if doing so would reduce the Company’s cash and cash equivalents to less than $5,000,000.  Any amounts not previously paid in full will be due and payable on the Maturity Date.  The Company will have the right to permanently prepay any draw, in whole or in part, prior to the Maturity Date.

The Company’s subsidiary, Sontra Medical, Inc. (“Sontra”), agreed to guarantee the obligations of the Company under the Note pursuant to a guaranty agreement entered into on August 31, 2012 (the “Guaranty”). Additionally, the Note is secured by the Pledged Revenue (as defined in the Loan Agreement) of the Company and the Company’s subsidiaries pursuant to a Security Agreement dated as of August 31, 2012 by and among the Company, Sontra and Montaur.  Upon the earlier of the Maturity Date of the Note or an event of default, as defined in the Loan Agreement, the Note shall be secured by substantially all of the assets of the Company and any of its subsidiaries, which security interest shall not be effective until such event of default or maturity, pursuant to a Default Security Agreement dated August 31, 2012 by and among the Company, Sontra and Montaur.  The Company also has agreed to pay all costs associated with registering the shares underlying the Warrants (should it choose to register such shares) and to indemnify Montaur from liability resulting from the registration of such shares (subject to certain standard exceptions) in accordance with a Registration Indemnity Agreement between the Company and Montaur.

Pursuant to the Loan Agreement, the Company issued Montaur a warrant to purchase 4,000,000 shares of its Common Stock, with a term of five years and an exercise price of $2.00 per share (the “Commitment Warrant”).  The fair value of the warrant was determined to be approximately $4,840,000 and was recorded as a deferred financing cost that will be amortized to interest expense over the term of the Note.  Of this cost, $968,004 is reflected in Current Assets, representing the portion which will be amortized over the next twelve months. Amortization of the deferred financing cost for the three and nine months ended September 30, 2012 was $80,667 and is included in interest expense.

In addition, for each $1,000,000 of funds borrowed pursuant to the Credit Facility, the Company will issue Montaur a warrant to purchase 1,000,000 shares of Common Stock, with a term of five years and an exercise price equal to 150% of the market price of the Common Stock at the time of the draw, but in no event less than $2.00 or more than $4.00 per share (together with the Commitment Warrant, the “Warrants”). All of the Warrants are immediately exercisable and will have a term of five years from the issue date. The exercise price of the Warrants is subject to adjustment for stock splits, combinations or similar events.  An exercise under the Warrants may not result in the holder beneficially owning more than 4.99% or 9.99%, as applicable, of all of the Common Stock outstanding at the time; provided, however, that a holder may waive the 4.99% ownership limitation upon sixty-one (61) days’ advance written notice to the Company.

On September 14, 2012, the Company submitted to Montaur a draw request in the amount of $3,000,000 in the form required by the Loan Agreement (the “September Request”).   On September 20, 2012, the Company received $1,000,000 from Montaur in response to the September Request and it has been recorded on the Consolidated Balance Sheet as of September 30, 2012 under note payable, net of the $1,000,000 initial discount recorded related to the warrant issued and described below.

In accordance with the Loan Agreement and as a result of funding received from Montaur, on September 20, 2012, the Company issued to Montaur a warrant to purchase 1,000,000 shares of Common Stock, with a term of five years and an exercise price of $2.13 per share.  The fair value of the warrant issued in conjunction with the September 20, 2012 draw of $1,000,000 was determined to be approximately $1,160,000, of which $1,000,000 was treated as a debt discount and is being accreted to interest expense over the term of the Note.  Amortization of the debt discount for the three and nine months ended September 30, 2012 was $5,556 and is included in interest expense.  The excess of the fair value of the warrant over the note payable in the amount of $160,000 was expensed at issuance and recorded as debt financing costs in the Consolidated Statement of Operations for the three and nine months ended September 30, 2012.

The warrants issued to Montaur in connection with the Note have provisions that include anti-dilution protection.  Accordingly, these warrants are accounted for as a derivative liability on the consolidated balance sheet and measured at fair value.

On October 17, 2012 and November 6, 2012, the Company received an additional $500,000 and $1,500,000, respectively, in response to the September Request, and issued 500,000 and 1,500,000 in warrants concurrently.

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

Research and Development

We believe that ongoing research and development efforts are essential to our success.  A major portion of our operating expenses to date is related to our research and development activities. R&D expenses generally consist of internal salaries and related costs, and third-party vendor expenses for product design and development, product engineering and contract manufacturing. In addition, R&D costs include regulatory consulting, feasibility product testing (internal and external) and conducting nonclinical and clinical studies. R&D expenses were approximately $5,731,000 for the nine months ended September 30, 2012 and $3,796,000 for the year ended December 31, 2011. We intend to maintain our strong commitment to R&D as an essential component of our product development efforts. Licensed or acquired technology developed by third parties may be an additional source of potential products; however, our ability to raise sufficient financing may impact our level of R&D spending.

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

Results of Operations

Comparison of the Three Months ended September 30, 2012 and 2011

Licensing Revenue — We signed two licensing agreements during fiscal year 2009, each with a minimum term of ten years, that required non-refundable license payments by the licensees. The non-refundable license payments received in cash totaled $1,250,000 across both transactions. We are recognizing the non-refundable payments as revenue on a straight-line basis over our contractual or estimated performance period. During 2011 and 2010, we adjusted our amortization period for revenue recognition for each of our license arrangements to reflect a revision in the estimated timing of regulatory approval (or clearance).  Accordingly, we determined that approximately $31,000 of licensing revenue was recognizable in the three months ended September 30, 2012 and approximately $44,000 charge against licensing revenue was recognizable for the three months ended September 30, 2011.

Other Revenue — We retain contract engineering and development services in connection with our product development for one of our licensees and such costs are reimbursed by that licensee and recorded as other revenue.  The costs from the contract engineering services are included in research and development expenses on the Statements of Operations. There was no markup on the contract engineering services recorded as other revenue.  We did not have any such other revenue during the three months ended September 30, 2012, and 2011, respectively.

Research and Development Expenses — Research and development expenses increased by approximately $1,444,000, or 208%, to approximately $2,139,000 for the three months ended September 30, 2012 from approximately $695,000 for the three months ended September 30, 2011. R&D expenses increased primarily as a result of increased engineering and design expenses incurred with outside contractors and personnel relating to Prelude and Symphony.

R&D expenses for Prelude and Symphony amounted to approximately 59% and 31% of total operating expenses during the three months ended September 30, 2012 and 2011, respectively.  For the three months ended September 30, 2012, expenses consisted of primarily development, clinical and manufacturing of $2,037,000, $87,000 and $7,000, respectively.  For the three months ended September 30, 2011, expenses consisted of primarily development, clinical and manufacturing of $593,000, $76,000 and $5,000, respectively.

Selling, General and Administrative Expenses — Selling, general and administrative expenses decreased by approximately $19,000, or 1%, to approximately $1,508,000 for the three months ended September 30, 2012 from approximately $1,527,000 for the three months ended September 30, 2011.

Selling, general and administrative expenses represented 41% and 69% of total operating expenses during the three months ended September 30, 2012 and 2011, respectively. We are not engaged in selling activities and, accordingly, general and administrative expenses relate principally to salaries and benefits for our executive, financial and administrative staff, public company costs, investor relations, legal, accounting, public relations, capital-raising and facilities.

Interest Income — Interest income was approximately $600 for each of the three months ended September 30, 2012 and 2011.

Interest Expense — Interest expense was approximately $89,000 and $400 for the three months ended September 30, 2012 and 2011, respectively.

Debt Financing Costs — Debt financing costs incurred in connection with the Montaur note payable was approximately $160,000 for the three months ended September 30, 2012.

Gain (Loss) on Revaluation of Derivative Warrant Liability — Changes in the fair value of derivative financial instruments are recognized in the Consolidated Statement of Operations as a derivative gain or loss. The primary underlying risk exposure pertaining to the warrants is the change in fair value of the underlying common stock. The loss on revaluation of the derivative warrant liability for the three months ended September 30, 2012 was approximately $400,000. The gain on revaluation of the derivative warrant liability for the three months ended September 30, 2011 was approximately $893,000.  During the three months ended September 30, 2012, derivative warrants were exercised to purchase 46,951 shares of common stock, which resulted in a $20,000 reclassification from the Derivative Warrant Liability to Additional Paid-in Capital.  During the three months ended September 30, 2011, derivative warrants were exercised to purchase 29,625 shares of common stock, which resulted in a $71,000 reclassification from the Derivative Warrant Liability to Additional Paid-in Capital.

Net Loss Applicable to Common Shareholders — As a result of the factors described above, we had a net loss applicable to common shareholders of approximately $4,265,000 for the three months ended September 30, 2012 compared to approximately $1,510,000 for the three months ended September 30, 2011.

Comparison of the Nine Months ended September 30, 2012 and 2011

Licensing Revenue — We signed two licensing agreements during fiscal year 2009, each with a minimum term of ten years, that required non-refundable license payments by the licensees. The non-refundable license payments received in cash totaled $1,250,000 across both transactions. We are recognizing the non-refundable payments as revenue on a straight-line basis over our contractual or estimated performance period. During 2011 and 2010, we adjusted our amortization period for revenue recognition for each of our license arrangements to reflect a revision in the estimated timing of regulatory approval (or clearance).  Accordingly, we determined that approximately $93,000 and $199,000 of licensing revenue was recognizable in the nine months ended September 30, 2012 and 2011, respectively.

Other Revenue — We retain contract engineering and development services in connection with our product development for one of our licensees and such costs are reimbursed by that licensee and recorded as other revenue.  We recognized approximately $145,000 related to these contract engineering services during the nine months ended September 30, 2011. The costs from the contract engineering services are included in research and development expenses on the Statements of Operations. There was no markup on the contract engineering services recorded as other revenue.  We did not have any such other revenue during the nine months ended September 30, 2012.

Research and Development Expenses — Research and development expenses increased by approximately $3,174,000, or 124%, to approximately $5,731,000 for the nine months ended September 30, 2012 from approximately $2,557,000 for the nine months ended September 30, 2011. R&D expenses increased primarily as a result of increased engineering and design expenses incurred with outside contractors and personnel relating to Prelude and Symphony.

R&D expenses for Prelude and Symphony amounted to approximately 55% and 43% of total operating expenses during the nine months ended September 30, 2012 and 2011, respectively.  For the nine months ended September 30, 2012, expenses consisted of primarily development, clinical and manufacturing of $5,219,000, $459,000 and $21,000, respectively.  For the nine months ended September 30, 2011, expenses consisted of primarily development, regulatory and clinical of $2,350,000, $99,000 and $22,000, respectively.

Selling, General and Administrative Expenses — Selling, general and administrative expenses increased by approximately $1,274,000, or 37%, to approximately $4,702,000 for the nine months ended September 30, 2012 from approximately $3,427,000 for the nine months ended September 30, 2011. We have experienced increases in personnel costs, legal costs, and expenses related to the addition of the corporate office in Philadelphia.

Selling, general and administrative expenses represented 45% and 57% of total operating expenses during the nine months ended September 30, 2012 and 2011, respectively. We are not engaged in selling activities and, accordingly, general and administrative expenses relate principally to salaries and benefits for our executive, financial and administrative staff, public company costs, investor relations, legal, accounting, public relations, capital-raising costs and facilities costs.

Interest Income — Interest income was approximately $5,000 and $4,000 for the nine months ended September 30, 2012 and 2011, respectively.

Interest Expense — Interest expense was approximately $89,000 and $14,000 for the nine months ended September 30, 2012 and 2011, respectively.

Debt Financing Costs — Debt financing costs incurred in connection with the Montaur note payable was approximately $160,000 for the nine months ended September 30, 2012.

Gain (Loss) on Revaluation of Derivative Warrant Liability — Changes in the fair value of derivative financial instruments are recognized in the Consolidated Statement of Operations as a derivative gain or loss. The primary underlying risk exposure pertaining to the warrants is the change in fair value of the underlying common stock. The gain on revaluation of the derivative warrant liability for the nine months ended September 30, 2012 was approximately $201,000. The loss on revaluation of the derivative warrant liability for the nine months ended September 30, 2011 was approximately $2,259,000.  During the nine months ended September 30, 2012, derivative warrants were exercised to purchase 165,451 shares of common stock, which resulted in a $62,000 reclassification from the Derivative Warrant Liability to Additional Paid-in Capital.  During the nine months ended September 30, 2011, derivative warrants were exercised to purchase 632,318 shares of common stock, which resulted in a $2,242,000 reclassification from the Derivative Warrant Liability to Additional Paid-in Capital.

Net Loss Applicable to Common Shareholders — As a result of the factors described above, we had a net loss applicable to common shareholders of approximately $10,405,000 for the nine months ended September 30, 2012 compared to approximately $10,116,000 for the nine months ended September 30, 2011.

Liquidity and Capital Resources

We have financed our operations since inception primarily through issuances of our Common Stock and preferred stock, issuances of debt, payments received under license agreements, and cash received in connection with the exercises of options and warrants to purchase our Common Stock by their holders. As of September 30, 2012, we had approximately $1,396,000 of cash and cash equivalents, with no other short term investments.

Net cash used in operating activities was approximately $7,869,000 for the nine months ended September 30, 2012.  The use of cash in operating activities was primarily attributable to the net loss of approximately $10,405,000, adjusted for non-cash items and changes in assets and liabilities.

Net cash used in investing activities of approximately $1,143,000 for the nine months ended September 30, 2012.  Cash of approximately $157,000 was used in increasing restricted cash in escrow for the benefit of a vendor and a facility leaseholder during the nine month period ended September 30, 2012.  Also, cash of approximately $985,000 was used to purchase furniture and equipment and leasehold improvements during the nine months ended September 30, 2012.

Net cash provided by financing activities was approximately $1,412,000 for the nine months ended September 30, 2012. We received approximately $407,000 from the exercise of warrants and options to purchase our Common Stock and approximately $1,000,000 in cash proceeds under the Montaur note payable.  Subsequent to the September 30, 2012, we have received an additional $2,000,000 in cash proceeds from Montaur under this facility.

The Montaur credit facility executed in August 2012 could provide an additional $17,000,000 in future proceeds, a substantial portion of which is subject to the successful achievement of certain clinical and regulatory milestones.

At September 30, 2012, we had outstanding warrants to purchase 12,092,201 shares of Common Stock at exercise prices ranging from $0.50 per share to $3.00 per share.  If exercised, these could provide cash proceeds to the Company of approximately $24,018,000.

In August 2011, we filed a universal shelf registration statement on Form S-3 with the SEC to raise up to $75,000,000 in capital.  This registration statement was declared effective on October 28, 2011 and remains effective today.  In December 2011, we raised $5,400,000 in capital pursuant to this shelf registration statement, thereby reducing the amount available remaining under the shelf registration statement to $69,600,000.

We continue to aggressively pursue additional financing from existing relationships (prior shareholders, investors and lenders) and from new investors through placement agents and investment bankers to support operations, including our product and clinical development programs.

We have demonstrated the ability to manage our costs aggressively and increase our operating efficiencies while advancing our medical device product development and clinical programs.  During the nine months ended September 30, 2012, we managed our medical device product development, clinical and operating costs while pursuing necessary funding. In order to advance our product and clinical development programs, establish contract manufacturing and support our licensee for the manufacture of Prelude, pursue FDA approval for Symphony and support our operating activities, we expect our monthly operating costs associated with salaries and benefits, regulatory and public company consulting, contract engineering and manufacturing, legal and other working capital costs to increase. In the past, we have relied primarily on raising capital or issuing debt in order to meet our operating budget and to achieve our business objectives, and we plan to continue that practice in the future. Although we have been successful in the past with raising sufficient capital to conduct our operations, we will continue to vigorously pursue additional financing as necessary to meet our business objectives; however, there can be no guarantee that additional capital will be available in sufficient amounts on terms favorable to us, if at all.

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

The economic conditions occurring during 2011 and continuing in 2012, including the tightening of available funding in the financial markets, had a significant impact on the extent of advancement on our product development and clinical programs in accordance with our original projected level of operations. Although we have successfully raised sufficient capital to conduct our operations in the past, we believe that uncertainties in the financial markets may occur in the future, resulting in fund raising challenges for emerging medical device and pharmaceutical companies. Our future product and clinical development programs and regulatory activities may be dependent on available additional funding from investors. Without sufficient funding for our programs, our plan to obtain regulatory approval for Symphony and other product candidates may be delayed.

Facilities, Property and Equipment — We conduct our operations primarily in leased facilities in Philadelphia, PA and Franklin, MA and have executed leases through May 31, 2017 and October 31, 2017, respectively, for each facility.  Our property and equipment includes laboratory equipment, office furniture, computer equipment and leasehold improvements.

Contractual Obligations

The following table outlines our current contractual obligations:

	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Facility lease – Franklin, MA	$2,243,000	$421,000	$873,000	$911,000	$38,000
Facility lease – Philadelphia, PA	885,000	182,000	377,000	326,000	—
Operating lease obligations	13,000	8,000	5,000	—	—
Capital lease obligation	5,000	3,000	2,000	—	—
Total	$3,146,000	$614,000	$1,257,000	$1,237,000	$38,000

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

PART II - OTHER INFORMATION

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

ECHO THERAPEUTICS, INC.
Date: November 8, 2012
By: /s/ Patrick T. Mooney
Patrick T. Mooney, M.D.
President and Chief Executive Officer
(Principal Executive Officer)

By: /s/ Christopher P. Schnittker
Christopher P. Schnittker, CPA
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description
3.1	Amended and Restated Certificate of Incorporation dated June 20, 2012.
3.2	Certificate of Designation, Preferences and Rights of Series C Preferred Stock dated July 19, 2012.
3.3	Certificate of Designation, Preferences and Rights of Series D Preferred Stock dated July 19, 2012.
4.1	Commitment Fee Warrant issued to Platinum-Montaur Life Sciences, LLC on August 31, 2012.
4.2	Form of Draw Warrant to be issued to Platinum-Montaur Life Sciences, LLC.
5.1	Opinion of Morgan Lewis & Bockius LLP is incorporated by reference to Exhibit 5.1 of the Registrant’s Quarterly Report on Form 10-Q filed May 10, 2012.
10.1+	At Market Issuance Sales Agreement with MLV & Co. dated May 9, 2012 is incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q filed May 10, 2012.
10.2**
Amended and Restated License Agreement between the Company and Ferndale Pharma Group, Inc. dated July 3, 2012, is incorporated by reference to Exhibit 10.2 of the Registrant’s Quarterly Report on Form 10-Q filed August 9, 2012.

10.3	Letter Agreement between the Company and Platinum-Montaur Life Sciences, LLC dated August 8, 2012.
10.4	Letter Extension Agreement between the Company and Platinum-Montaur Life Sciences, LLC dated August 28, 2012.
10.5#	Loan Agreement between the Company and Platinum-Montaur Life Sciences, LLC dated August 31, 2012.
10.6	Promissory Note between the Company and Platinum-Montaur Life Sciences, LLC dated August 31, 2012.
10.7	Default Security Agreement between the Company and Platinum-Montaur Life Sciences, LLC dated August 31, 2012.
10.8	Revenue Security Agreement between the Company and Platinum-Montaur Life Sciences, LLC dated August 31, 2012.
10.9	Guaranty Agreement between the Company and Platinum-Montaur Life Sciences, LLC dated August 31, 2012.
10.10	Registration Indemnity Agreement between the Company and Platinum-Montaur Life Sciences, LLC dated August 31, 2012.
31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101*
The following materials from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012, formatted in XBRL (Extensible Business Reporting Language), (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Cash Flows, and (iv) Notes to Consolidated Financial Statements.

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
+
In response to shareholder feedback and concerns, the Company terminated the At Market Issuance Sales Agreement between the Company and MLV & Co. LLC effective as of May 28, 2012.  No shares were sold under the Sales Agreement prior to its termination.

#	Schedules and attachments have been omitted but will be provided to the Commission upon request.