Form 10-K
period 2012-12-31
Echo Therapeutics, Inc.
filed 2013-03-18
CIK 1031927

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

OF 1934

For the fiscal year ended: December 31, 2012

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑

The approximate aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 29, 2012, based upon the closing price of such stock on that date, was approximately $58,426,479.

The number of shares of the registrant’s common stock outstanding as of March 14, 2013 was 60,244,669.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement (the “Proxy Statement”) to be filed with the Securities and Exchange Commission (“SEC”) relative to the registrant’s 2013 Annual Meeting of Shareholders are incorporated by reference into Part III of this Form 10-K.

ECHO THERAPEUTICS, INC.

ANNUAL REPORT ON FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2012

In this report, the “Company,” “Echo,” “we,” “us,” and “our” refer to Echo Therapeutics, Inc. “Common Stock” refers to Echo’s Common Stock, $0.01 par value.

We own or have rights to various copyrights, trademarks and trade names used in our business, including the following: Symphony® CGM System, Prelude® SkinPrep System, AzoneTM, AzoneTSTM and DurhalieveTM.

-i-

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

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

-ii-

PART I

ITEM 1.  BUSINESS.

We are a medical device company with expertise in advanced skin permeation technology.  We are developing our Symphony® CGM System (“Symphony”) as a non-invasive, wireless continuous glucose monitoring ("CGM") system for use in hospital critical care units and for people with diabetes.  The Prelude® SkinPrep System (“Prelude”), a component of our Symphony CGM System, allows for enhanced skin permeation that will enable extraction of analytes such as glucose. Prelude’s platform skin preparation technology also allows for needle-free, transdermal drug delivery. Additional applications for needle-free analyte extraction and topical and systemic drug delivery are planned.

Products

Symphony CGM System

Our lead medical device program is Symphony, a non-invasive (needle-free), wireless, continuous glucose monitoring system designed to provide reliable, real-time glucose data conveniently, continuously and cost-effectively. The Symphony CGM System incorporates a Prelude skin preparation device, transdermal sensor, wireless transmitter and data display monitor. When the electro-chemical glucose sensor is placed on the prepared site, it uses glucose oxidase to generate a continuous current that is proportional to the concentration of blood glucose in the vessels beneath the epidermis. The signals are then wirelessly transmitted to a remote monitor.  The monitor, calibrated periodically with a reference blood glucose measurement, converts the data to a glucose measurement based on the reference value. The monitor displays glucose readings and rates of increase and decrease, and also contains customizable early-warning alarms for hypo- or hyperglycemia.

Agreement with Handok Pharmaceuticals

During 2009, we entered into a license agreement with Handok Pharmaceuticals Co., Ltd. (“Handok”), the largest diabetes care-focused pharmaceutical company in South Korea. Under the terms of the agreement, we granted Handok the right to develop, market, sell and distribute Symphony to medical facilities and individuals in South Korea.

Prelude SkinPrep System

We are developing Prelude as a safe, effective, easy-to-use and low-cost transdermal skin preparation device for Symphony to enhance access to the interstitial fluids and enhance the flow of molecules across the protective membrane of the stratum corneum, the outmost protective layer of the skin. Prelude incorporates our patented skin abrasion control technology into a hand-held device used to prepare a small area of the skin. The non-invasive sensor is applied to this prepared area in order to measure the interstitial glucose levels. We have successfully used Prelude to increase the permeability of the skin, allowing for analyte extraction and small molecule drug delivery in both internal studies and external feasibility clinical studies for people with and without diabetes.

We believe Prelude can also be positioned in the transdermal drug delivery market. We expect that the localized removal of the stratum corneum created by Prelude will potentially provide a safe and cost effective skin permeation process for the delivery of various topical pharmaceuticals. We believe our Prelude skin permeation process has the potential to increase skin permeation up to 100 times greater than untreated skin, perhaps making it possible to deliver a wide array of large molecule drugs.

The key feature of our Prelude System is our patented feedback mechanism, which allows us to achieve optimal skin preparation for our transdermal sensing technologies. Prelude’s proprietary, patented feedback control mechanism consists of software, a microprocessor controlled circuit and measuring electrodes. While Prelude is in operation, the circuit measures the real-time electrical conductivity of the abraded skin site compared with the subject’s intact skin site. Prelude turns off automatically when the conductivity measurement reaches the effective output as established by the software, thus producing individualized and optimized skin preparation. As a result, Prelude only removes the outermost layer of the epidermis, the stratum corneum, which is about 0.01 mm thick and consists of only dry, dead skin cells. With the advantages of our proprietary feedback control mechanism, we believe the skin permeation process is safe, effective, and pain-free.

Agreement with Ferndale Pharma Group

During 2009, we entered into a licensing agreement with Ferndale Pharma Group, Inc. (“Ferndale”), a group of companies that specialize in the development, manufacture, distribution and marketing of various dermatologic products. Under the terms of the agreement, we granted Ferndale the right to develop, market, sell and distribute Prelude for skin preparation prior to the application of topical anesthetics or analgesics prior to a wide range of needle-based medical procedures.  In addition to the original territory of North America and the United Kingdom, the license agreement was amended in 2012 to cover South America, Australia, New Zealand, Switzerland and portions of the European Community. This partnership allows our skin permeation technology platform to be combined with Ferndale’s leadership in the topical anesthetic market.

Specialty Pharmaceuticals

 Our specialty pharmaceuticals pipeline is based on our proprietary AzoneTS™ transdermal drug reformulation technology. AzoneTS is a nontoxic, nonirritating skin penetration enhancer that is intended to enable topical application of FDA-approved drugs, including pharmaceutical products that previously could only be administered systemically. AzoneTS increases lipid membrane fluidity in the stratum corneum layer of the skin, thereby decreasing resistance to topically applied therapeutics. Our proprietary synergistic chemical combination enables AzoneTS to be a highly effective skin penetration enhancer at low concentration levels. When combined with AzoneTS, we believe the penetration of numerous commercially successful, FDA-approved drugs can be substantially improved. We believe that, despite their commercial success in large, chronic markets, many FDA-approved products with safety, efficacy and/or patient comfort and convenience issues that limit or prohibit their full commercial potential are amenable to our AzoneTS reformulation technology focused on improved dermal penetration.

Our most advanced drug candidate is Durhalieve™, an AzoneTS formulation of triamcinolone acetonide, a widely-used, medium potency corticosteroid approved by the FDA for treatment of corticosteroid-responsive dermatoses.  If Durhalieve is approved by the FDA for treatment of corticosteroid-responsive dermatoses, we believe we will be well-positioned to offer the pharmaceutical industry a highly efficient and relatively low cost, advanced topical alternative for several FDA-approved oral and injectable specialty pharmaceutical products.  Durhalieve has completed Phase 3 clinical trials and, in order to obtain FDA approval, we must satisfy certain clinical and manufacturing development requirements outlined by the FDA when they last reviewed the Durhalieve New Drug Application.

    We hold Investigational New Drug Applications for methotrexate-AzoneTS (“MAZ”) formulations for the treatment of psoriasis and mycoses fungoides. We have completed Phase 2 clinical studies of MAZ for the treatment of early-stage mycoses fungoides.  We believe that our gel-based topical formulation of methotrexate may provide effective therapy for subjects with early-stage mycoses fungoides while minimizing the systemic effects of methotrexate.

Market Opportunities

Symphony CGM System

Hospital Critical Care Market

A primary cause of infection in critically ill patients, even if they have no previous history of diabetes, is stress hyperglycemia resulting from insulin resistance and total parenteral nutrition. Clinical studies have demonstrated that intensive insulin therapy and frequent glucose monitoring to maintain tight glycemic control (“TGC”) significantly reduces patient mortality, complications and infection rates, as well as hospital stays, services and overall hospital costs.

Regular monitoring of blood glucose levels is rapidly becoming a necessary procedure performed by hospital critical care personnel to achieve tight glycemic control and ensure improved patient outcomes.  Approximately 80% of intensive care units ("ICUs") in the United States have protocols in place for tight glycemic control for all ICU patients, regardless of whether they have diabetes. A growing body of scientific research has validated the use of tight glycemic control in the critical care setting.  Medicare’s “no-pay” guideline for complications associated with hypo- and hyperglycemic glucose levels has driven a movement to institute tighter glycemic controls by adding them to the list of Hospital Acquired Conditions (“HAC”).

We believe Symphony has the potential to offer a non-invasive, wireless, CGM solution for use in the rapidly emerging hospital critical care market. Today, standard practice by critical care nurses is to periodically measure blood glucose at the patient’s bedside.   The work associated with tight glycemic control is burdensome and costly. According to a study completed by the American Journal of Critical Care (“AJCC”), up to two hours per day of nurse work time is currently required for tight glycemic control for each patient.  The daily cost of tight glycemic control in the United States is estimated to be $200 per patient.  European studies have demonstrated similar findings.  We believe that a non-invasive, needle-free CGM system such as Symphony will save valuable nursing time and expense by avoiding the need for frequent blood glucose sampling, in addition to providing more clinically relevant, real-time glucose level and trending information that is needed to develop better control algorithms for insulin administration.

Diabetes Outpatient Market

Diabetes is a chronic and life-threatening disease caused by the body’s inability to produce or properly use insulin, a key hormone the body uses to manage glucose, which fuels the cells in the body. According to the American Diabetes Association (“ADA”), about 26 million people in the United States, or approximately eight percent (8%) of the population, have diabetes, including over 7 million people who remain unaware that they have the disease. In addition, before people develop type 2 diabetes, they usually have “pre-diabetes,” or blood glucose levels that are higher than normal but not yet high enough to be diagnosed as diabetes. According to the ADA, there are 79 million people in the United States who have pre-diabetes.

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

According to the most recent data available from the ADA, the cost of diabetes care in the United States in 2012 was more than $245 billion, including $176 billion in excess medical expenditures attributed to diabetes and $69 billion in reduced national productivity. The ADA estimates that people with diabetes, on average, have medical expenditures that are approximately 2.3 times higher than the expenditures would be in the absence of diabetes and that approximately one in ten healthcare dollars spent is attributed to diabetes. A significant portion of overall diabetes care costs, which are approximately $12 billion according to industry sources, is attributable to costs associated with monitoring blood glucose levels. That market segment is projected to grow substantially to almost $20 billion by 2015 as patients and their physicians seek ways to manage glucose levels more effectively.

We believe that continuous blood glucose monitoring can be an important part of a diabetes patient’s daily disease management program. Continuous blood glucose monitoring can help plan diabetes treatment, guide day-to-day choices about diet, exercise and insulin use, and avoid unwanted low blood glucose (hypoglycemia) and high blood glucose (hyperglycemia) events and the complications that they can cause. Blood glucose levels are affected by many factors such as the carbohydrate and fat content of food, exercise, stress, illness, and variability in insulin absorption; therefore, it is often challenging for diabetes patients to avoid frequent and unpredictable excursions above or below normal glucose levels. Patients are often unaware that their glucose levels are either too high or too low, resulting in their inability to tightly control their glucose levels and prevent the complications associated with unwanted glucose excursions.

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

Prelude SkinPrep System and AzoneTS

Topical Pharmaceutical Market

Faster onset of action is often the key challenge for topical pharmaceuticals as therapies need to migrate through the epidermal layer of the skin before accessing the interstitial fluids and the bloodstream.  According to IMS Health estimates, the annual prescription-based U.S. topical pharmaceutical market is $2.5 billion, growing approximately 8% per year.

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

Our transdermal drug reformulation platform, Azone, is also a highly effective penetration enhancer at low concentration levels. When combined with Azone, the penetration of numerous FDA-approved drugs is improved from two to more than twenty fold. We believe that Azone has the potential to expand the number of drugs that can be delivered transdermally in a wide variety of therapeutic categories.

Competition

The industry in which we operate is extremely competitive. The markets for glucose monitoring and drug delivery devices are particularly competitive, subject to rapid change and significantly affected by new product introductions and other market activities of industry participants.  We expect that any products that we develop will compete primarily on the basis of product efficiency, safety, patient convenience, reliability, availability and price; however, there can be no assurance that we will successfully develop technologies and products that are more effective, safer, more convenient, more reliable, more readily available or more affordable than those being developed by our current and future competitors.

The diabetes testing market is largely composed of blood glucose meters and test strips.  Products from Roche, Johnson & Johnson, Bayer and Abbott Laboratories comprise approximately 80% of the diabetes testing market.  These competitors’ products read blood glucose levels via a small blood sample placed on a test strip that is inserted into a glucose meter.  We believe single-point finger stick devices provide limited information because patients only get single blood glucose values.  Furthermore, these devices can be painful, difficult to use, and inconvenient.  These limitations create an opportunity for a painless, continuous glucose monitoring system that can provide blood glucose trends and is easy to use.

Several companies are developing or currently marketing continuous glucose monitoring products for people with diabetes in the outpatient setting that will compete directly with Symphony. To date, Abbott Laboratories, DexCom, Inc. and Medtronic, Inc. have received FDA and CE Mark approvals for their continuous glucose monitors for people with diabetes.  C8 MediSensors, Inc. has also received CE Mark approval for their CGM. To our knowledge, the CGM product originally developed and marketed by Abbott is no longer actively marketed in the United States. Becton Dickinson and Senseonics are among those companies also developing CGM systems for people with diabetes in the outpatient setting. Researchers are currently working to combine continuous glucose monitoring devices and insulin pumps to form a closed-loop system in which people with diabetes continuously receive insulin through an infusion pump based on the frequent glucose measurements provided by CGM.

No company has received FDA approval for a device for continuous glucose monitoring in a hospital setting; however, Edwards Lifesciences Corporation, Optiscan Biomedical Corp. and Medtronic have obtained CE Mark approvals which should enable them to market their continuous or near-continuous glucose monitoring systems in the European Union.  Glysure, Glumetrics Inc., Maquet and A. Menarini Diagnostics S.r.l. are among those companies also developing invasive CGM systems for use in a hospital setting.

We believe Symphony has the following competitive advantages against other currently marketed CGM systems:

•
Symphony is needle-free.  There are currently no other CGM products on the market that are needle-free.  It reduces the risk of infection and cross contamination in the hospital setting.  In the outpatient market, it reduces any pain associated with current CGM technologies that use needles to insert the sensor;

•	Symphony can wirelessly transmit data up to 50 feet away making it an ideal solution for the hospital. Some other products on the market are wired or have shorter ranges; and
•
Symphony has a short, one-hour warm-up period.  All CGMs have a warm-up period during which the sensors begin to consistently measure glucose levels.  Commercially available systems may take two or more hours to warm up.

Government Regulation

Government authorities in the United States, at the federal, state and local level, the European Union, and other countries extensively regulate the research, development, testing, manufacture, labeling, promotion, advertising, distribution, marketing, export and import of products such as those we are developing. In the United States, pharmaceuticals, biologics and medical devices are subject to rigorous FDA regulation. Federal and state statutes and regulations govern, among other things, the testing, manufacture, safety, efficacy, labeling, storage, import, export, record keeping, approval, marketing, advertising, promotion and post-market surveillance of our potential products. Product development and approval within this regulatory framework takes a number of years and involves significant uncertainty combined with the expenditure of substantial resources.

FDA Pre-Market Approval and Clearance Processes for Medical Devices

Generally, medical devices require either a prior 510(k) clearance or a premarket approval (“PMA”) from the FDA before they may be marketed in the United States.

510(k) Clearance

Some products may qualify for clearance under a 510(k) premarket notification, in which the manufacturer provides to the FDA a 510(k) premarket notification that it intends to begin marketing the product, and demonstrates to the FDA’s satisfaction that the product is substantially equivalent to a legally marketed device. A product is considered substantially equivalent if it has the same intended use, and it also has either the same technological characteristics (as defined in the Federal Food, Drug, and Cosmetic Act ("FD&CA")) or, if the product has different technological characteristics, the information submitted in the premarket notification demonstrates that the differences do not affect safety or effectiveness. Marketing may commence when the FDA issues a 510(k) premarket notification clearance letter.

PMA

If a medical device does not qualify for the 510(k) premarket notification requirements, the FDA must approve a PMA before marketing can begin. PMA applications must demonstrate, among other matters, that the medical device is safe and effective. The PMA approval process is more comprehensive than the 510(k) process and usually requires pre-clinical, animal and extensive clinical studies. Further, before the FDA will approve a PMA, the manufacturer must pass a pre-approval inspection demonstrating its compliance with the requirements of the FDA’s quality system regulations. FDA requests for additional studies during the review period are not uncommon and can significantly delay approvals.

In order to obtain approval for marketing clearance for Symphony in the U.S., we will be required to file a PMA that demonstrates the safety and effectiveness of the product.

Additional FDA Regulations

A number of other FDA requirements apply to medical device manufacturers and distributors. Device manufacturers must be registered and their products listed with the FDA and certain adverse events and product malfunctions must be reported to the FDA. The FDA also prohibits an approved or cleared device from being marketed for unapproved or uncleared uses. Our product labeling, promotion and advertising will be subject to continuing FDA regulation. Manufacturers must comply with the FDA’s quality system regulations, which establishes extensive requirements for quality control and manufacturing procedures. The FDA periodically inspects facilities to ascertain compliance with these and other requirements. Thus, manufacturers and distributors must continue to spend time, money and effort to maintain compliance. Failure to comply with the applicable regulatory requirements may subject us to a variety of administrative and judicially imposed sanctions, including withdrawal of an approval or clearance, warning letters, product recalls, product seizures, total or partial suspension of production or distribution, injunctions, and civil and criminal penalties against us or our officers, directors or employees. Failure to comply with regulatory requirements could have a material adverse effect on our business, financial condition and results of operations.

FDA Approval for Pharmaceutical Products

In the United States, the FDA regulates drugs under FD&CA and implementing regulations. Before a drug may be marketed in the United States, preclinical laboratory tests, animal studies and formulation studies must be conducted under the FDA’s current good laboratory practices, followed by submission to the FDA of an investigational new drug application ("IND") for human clinical testing. This must become effective before human clinical trials may begin and must include independent institutional review board approval at each clinical site before the trial is initiated.

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

Assuming successful completion of the required clinical testing, the results of the preclinical studies and of the clinical studies, together with other detailed information, including information on the chemistry, manufacture and control criteria of the product, are submitted to the FDA in the form of a New Drug Application ("NDA") requesting approval to market the product candidate for one or more indications. The FDA reviews a NDA to determine, among other things, whether a product candidate is safe and effective for its intended use and whether its manufacturing is current Good Manufacturing Practices ("GMP") -compliant to assure and preserve the product candidate’s identity, strength, quality and purity. The FDA may refuse to accept and review insufficiently complete applications.

The testing and approval process requires substantial time, effort and financial resources, and each may take several years to complete. The FDA may not grant approval on a timely basis, if at all. We may encounter difficulties or unanticipated costs in our efforts to secure necessary governmental approvals, which could delay or preclude us from marketing our products. The FDA may limit the indications for use or place other conditions on any approvals that could restrict the commercial application of the products. After approval, some types of changes to the approved product, such as adding new indications, manufacturing changes and additional labeling claims, are subject to further FDA review and approval.

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

The primary regulatory environment in Europe is that of the European Union which includes most of the major countries in Europe.  Companies are required to obtain CE Mark prior to sale of some medical devices within the European Union and in other countries that recognize the CE Mark.  Before we can sell our medical device in Europe, we must obtain CE Marking certification and place a CE Mark on our product. The CE Marking for medical devices is not a quality mark nor is it intended for consumers. It is a legally binding statement by the manufacturer that their product has met all of the requirements of the Medical Devices Directive (MDD 93/42/EEC).  Echo expects to CE Mark Symphony as a Class IIb device.

The steps to CE Marking as a Class IIb device are as follows:

•	Compile a medical device CE Marking Technical File with evidence of compliance to the Medical Devices Directive;
•	Receive a medical device CE Mark certificate from a Notified Body; and
•	Appoint a European Authorized Representative if the company has no physical location in Europe.

Only after these CE Marking requirements are satisfied are we allowed to place the CE Marking on our medical device.

Echo has obtained ISO 13485:2003 certification in order to demonstrate compliance with the International Organization for Standardization’s manufacturing and quality standards.  In order for us to market our products outside of the European Union, regulatory approval needs to be sought on a country-by-country basis.  Failure to obtain necessary foreign government approvals or successfully comply with foreign regulations could hurt our business, financial condition and results of operations.

Research and Development

We believe that ongoing research and development, or R&D, efforts are essential to our success.  A major portion of our operating expenses to date is related to our research and development activities. R&D expenses generally consist of internal salaries and related costs, and third-party vendor expenses for product design and development, product engineering and contract manufacturing. In addition, R&D costs include regulatory consulting, feasibility product testing (internal and external) and conducting nonclinical and clinical studies. R&D expenses were approximately $8,671,000, $3,796,000 and $2,579,000, for the years ended December 31, 2012, 2011 and 2010, respectively. We intend to maintain our strong commitment to R&D as an essential component of our product development efforts. Licensed or acquired technology developed by third parties may be an additional source of potential products; however, our ability to raise sufficient financing may impact our level of R&D spending.

Manufacturing

Our current supply chain strategy is to rely on third-party manufacturers and suppliers to manufacture our medical devices and to produce and supply the active pharmaceutical ingredients ("API's") and drug products that we require to meet preclinical research, testing and clinical study requirements.

We have contracted with several engineering and product design firms related to the final product development of Symphony.  We also engaged a third-party contract manufacturer for the tooling, assembly and testing of Prelude for sale to our licensee, Ferndale.  At this time, our policy is to use third-party manufacturers that comply with the FDA’s GMP requirements and other rules and regulations prescribed by domestic and foreign regulatory authorities.

If our product candidates are approved, we believe that qualified suppliers and manufacturers for such medical device and pharmaceutical products will continue to be available in the future, at a reasonable cost to us, although there can be no assurance that this will be the case.

While we have a working strategy in place, we will continually evaluate opportunities to develop the most effective global supply chain that is both compliant and stable.  We assess these opportunities to best meet the needs of our future customers, products and company objectives.  We intend to engage in an ongoing assessment process to identify new capabilities and resources necessary to successfully execute our company and product business strategy.

Intellectual Property

    Our success depends in part on our ability to establish and maintain the proprietary nature of our technology through a combination of patent, copyright and other intellectual property laws, trade secrets, non-use and non-disclosure agreements and other measures to protect our proprietary rights.  We maintain a comprehensive U.S. and international portfolio of intellectual property that we consider to be of material importance in protecting our technologies.  As of March 2013, we have 8 issued U.S. patents and at least 70 issued foreign patents, and we have 5 U.S. patent applications and over 20 foreign patent applications pending.  We believe it may take up to five years, and possibly longer, for our pending U.S. patent applications to result in issued patents.  Our pharmaceutical patents begin expiring in 2019 and our medical device patents begin expiring in 2022.

    Through our patents and patent applications, we seek to protect our product concepts for continuous glucose monitoring.  The intellectual property surrounding our Symphony CGM System focuses on, among other things, the hydrogel for glucose sensing, our methods and materials related to the measurement of body fluids using the hydrogel and the associated biosensor, and skin permeation control.  We have also patented the formulation and manufacturing process for Durhalieve, our lead pharmaceutical candidate.  We believe that these patents provide considerable protection from new entrants, and we focus our patent coverage only on aspects of our technologies, that we feel will be significant and that could provide barriers to entry for our competition worldwide.  Our success depends to a significant degree upon our ability to develop proprietary products and technologies and to obtain patent coverage for such products and technologies.  As a result, we intend to continue our practice of filing patent applications covering newly developed products and technologies.

    We believe that our patent portfolio provides us with sufficient rights to develop and market our proposed commercial products; however, our patent applications may not result in issued patents, and any patents that have been issued or may issue in the future may not adequately protect our intellectual property rights. In addition, our patents may not be upheld. Any patents issued to us may be challenged by third parties as being invalid or unenforceable, or third parties may independently develop similar or competing technology that does not infringe upon our patents.

    In addition to our patent portfolio, we also rely upon trade secrets, technical know-how and continuous innovation to develop our competitive position in the CGM market. We strive to protect our proprietary information by requiring our employees, consultants, contractors, and scientific and medical advisors to execute non-disclosure, non-use and assignment of invention agreements before beginning their employment or engagement with us. We also typically require confidentiality or material transfer agreements from third parties that receive our confidential information or materials.  Despite these measures to protect our intellectual property, we are unable to provide any assurance that employees and third parties will abide by the terms of these agreements. Accordingly, third parties might copy portions of our products or obtain and use our proprietary information without our consent.

Employees

We currently have 44 employees.  In addition to these individuals, we utilize outside contract engineering and contract manufacturing firms to support our operations. We have engaged a clinical research organization and several consulting firms involved with investor relations, regulatory strategy and clinical trial planning. We plan to increase the number of employees in the areas of clinical research and testing, engineering, manufacturing, and sales and marketing.

Company Information

Our principal executive offices are located at 8 Penn Center, 1628 JFK Blvd., Suite 300, Philadelphia, PA 19103 and our main telephone number is (215) 717-4100.

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

We make our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports available through our website, free of charge, as soon as reasonably practicable after we file such material with, or furnish it to, the SEC. Our NASDAQ Capital Market trading symbol is “ECTE” and our corporate website is located at www.echotx.com. The contents of our website are not part of this report and our internet address is included in this document as an inactive textual reference only.

ITEM 1A.  RISK FACTORS.

Our business is subject to substantial risks and uncertainties. Any of the risks and uncertainties described below, either alone or taken together, could materially and adversely affect our business, financial condition, results of operations or prospects. These risks and uncertainties could also cause actual results to differ materially from those expressed or implied by forward-looking statements that we make from time to time (please read the "Cautionary Note Regarding Forward-Looking Statements" appearing at the beginning of this Annual Report on Form 10-K). The risks and uncertainties described below are not the only ones we face. Risks and uncertainties of general applicability and additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially and adversely affect our business, financial condition, results of operations or prospects and could cause actual results to differ materially from those expressed or implied by our forward-looking statements.

Risks Related to Our Financial Results, Financial Reporting and Need for Financing

We have a history of operating losses and we expect our operating losses to continue for the foreseeable future.

We have generated limited revenue and have had operating losses since inception, including a net loss of approximately $12,332,000 for the year ended December 31, 2012.  As of December 31, 2012 we had an accumulated deficit of approximately $93,902,000. We have no current sources of material ongoing revenue, other than potential future milestone payments and royalties under our current license and collaboration agreements. Our losses have resulted principally from costs incurred in connection with our research and development activities and from general and administrative costs associated with our operations. We also expect to have negative cash flows for the foreseeable future as we fund our operating losses and capital expenditures. This will result in decreases in our working capital, total assets and stockholders’ equity, which may not be offset by future funding.

If we are not able to commercialize our product candidates, we may never generate sufficient revenue to achieve profitability, and even if we achieve profitability, we may not be able to sustain or increase it on a quarterly or annual basis. We expect our operating losses to continue and increase for the foreseeable future as we continue to expend substantial resources to conduct research and development, seek to obtain regulatory approval for Symphony, identify and secure collaborative partnerships, and manage and execute our obligations in current and possible future strategic collaborations.

In addition, existing financing sources may be unavailable or unwilling to provide financing in a timely fashion, including without limitation, our ability to receive funding from Platinum-Montaur Life Sciences, LLC (“Montaur”) in connection with our $20 million non-revolving draw credit facility with Montaur (the “Credit Facility”).

Continued operating losses would impair our ability to continue operations.  We have operating and liquidity concerns due to our significant net losses and negative cash flows from operations.  Our ability to continue as a going concern is dependent upon generating sufficient cash flow to conduct operations and utilizing our Credit Facility or obtaining additional financing.  Continuation as a going concern is dependent upon achieving profitable operations and positive operating cash flows sufficient or utilizing our Credit Facility to pay all obligations as they come due.  Our projected cash receipts from operations for fiscal 2013 are anticipated to be insufficient to finance operations without drawing on our Credit Facility or obtaining additional funding from other sources.  Historically, we have had difficulty in meeting our cash requirements.  Our failure to become and remain profitable may depress the market price of our common stock and could impair our ability to raise capital, expand our business, diversify our product offerings or continue our operations.  There can be no assurances that we will obtain additional funding, reduce the level of historical losses and achieve successful commercialization of any of our drug product candidates.  Any financing activity is likely to result in significant dilution to current stockholders.

We continue to require substantial amounts of capital, without which we will be unable to develop or commercialize our product candidates.

Our development efforts to date have consumed and will continue to require substantial amounts of capital in connection with the research and development of Symphony and Prelude. As we conduct more advanced development of our product candidates, we will need significant funding to complete our product development programs and to pursue product commercialization. Our ability to conduct our research, development and planned commercialization activities associated with our product pipeline is highly dependent on our ability to obtain sufficient financing. Our current plan will have us almost double our research and development, manufacturing and sales and marketing expenses in 2013, related to our Symphony CGM System. Our capital requirements may vary from what we expect. There are factors, a number of which are outside our control, that may accelerate our need for additional financing, including:

•	the costs, timing and risks of delay of obtaining regulatory approvals;
•	the expenses we incur in developing, selling and marketing our products;
•	the costs of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights;
•	the revenue generated by sales of our product candidates currently under development and any other future products that we may develop;
•	the rate of progress and cost of our clinical trials and other development activities;
•	the success of our research and development efforts;
•	the emergence of competing or complementary technological developments;
•	the terms and timing of any collaborative, licensing and other arrangements that we may establish;
•	the acquisition of businesses, products and technologies, although we currently have no commitments or agreements relating to any of these types of transactions;
•	our ability to meet the milestones required to draw on our Credit Facility; and
•	the inability to access existing financing sources, if any.

We expect to seek funding through our Credit Facility, public or private financings or from existing or new licensing and collaboration agreements; however, the market for stock of companies in the medical device sector in general, and the market for our common stock in particular, is highly volatile. Due to market conditions and the development status of our product pipeline, additional funding may not be available to us on acceptable terms, or at all.

In addition, existing financing sources may be unavailable or unwilling to provide financing in a timely fashion, including without limitation, our ability to receive funding from our $20 million non-revolving draw Credit Facility.

If we are unable to obtain additional financing or we are unable to access financing from existing or future financing sources (including under the Credit Facility) in a timely fashion, we may not be able to meet our research, development and commercialization goals, which in turn could adversely affect our business.

Securities we issue to fund our operations could dilute our stock or otherwise adversely affect our stockholders.

We will likely need to raise substantial additional funds through public or private equity or debt financings to fund our operations. In order to raise additional capital, we may in the future offer additional shares of our common stock or other securities convertible into or exchangeable for our common stock. If we raise funds by issuing equity securities, the percentage ownership of current stockholders may be significantly reduced, including as a result of any issuance of warrants, and the new equity securities may have rights, preferences or privileges senior to those of our existing stockholders. If we raise additional funds through debt financing, the debt may involve significant cash payment obligations, the issuance of warrants, or covenants that could restrict our ability to operate our business and make distributions to our stockholders.

We have significant intangible assets, and any impairment of intangibles could significantly impact our financial condition and results of operations.

Technology-related intangible assets, such as patents, drug master files and in-process research and development, represent a significant portion of our assets. As of December 31, 2012, these intangible assets comprised approximately 48% of our total assets. Intangible assets are subject to an impairment analysis whenever events or changes in circumstances indicate the carrying amount of the asset may not be recoverable. Additionally, indefinite lived assets are subject to an impairment test at least annually.  A significant portion of our intangible assets relates to our Durhalieve and AzoneTS pharmaceutical product candidates that we acquired in 2007. If we abandon or do not continue our efforts to develop these product candidates, the value of the related assets will become impaired. Other events giving rise to impairment are an inherent risk in our industry and cannot be predicted. As a result of the significance of our intangible assets, our results of operations and financial position in a future period could be negatively impacted should an impairment occur.

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

Our executive officers, directors and principal stockholders holding at least 5% of our common stock on an as-converted basis, assuming the exercise and conversion of all currently outstanding exercisable and convertible securities, own approximately 30% of our outstanding capital stock. Accordingly, these stockholders may continue to have significant influence over our affairs. Additionally, this significant concentration of share ownership may adversely affect the trading price of our common stock, because an investor could perceive disadvantages in owning stock of a company with a concentration of ownership. This concentration of ownership could also have the effect of delaying or preventing a change in our control.

Furthermore, as long as the purchasers in our January 2007 strategic private placement own at least 20% of the shares they purchased in that transaction, that group of purchasers has the right to designate one director for election to our Board of Directors (our “Board”). The candidate may be designated by the purchasers holding at least a majority of the shares of our common stock purchased in the January 2007 financing. None of our current directors has been so designated, as the purchasers are not currently exercising their designation rights.

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

Our stock price is volatile and may fluctuate in the future, and stockholders could lose all or a substantial part of their investment.

The trading price of our common stock may fluctuate significantly in response to a number of factors, many of which we cannot control. For example, since January 1, 2012, our common stock has closed between a low price of $0.93 and a high price of $2.29. Among the factors that could cause material fluctuations in the market price for our common stock are:

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

Some provisions of our charter documents and Delaware law may have anti-takeover effects that could discourage an acquisition of us by others, even if an acquisition would be beneficial to our stockholders, and may prevent attempts by our stockholders to replace or remove our current management.

Provisions in our Certificate of Incorporation and Bylaws, as well as provisions of Delaware law, could make it more difficult for a third party to acquire us, or for a change in the composition of our Board or management to occur, even if doing so would benefit our stockholders. These provisions include:

•	dividing our Board into three classes;
•	limiting the removal of directors by the stockholders; and
•	limiting the ability of stockholders to call a special meeting of stockholders.

In addition, we are subject to Section 203 of the Delaware General Corporation Law, which generally prohibits a Delaware corporation from engaging in any of a broad range of business combinations with an interested stockholder for a period of three years following the date on which the stockholder became an interested stockholder, unless such transactions are approved by our Board. This provision could have the effect of delaying or preventing a change of control, whether or not it is desired by or beneficial to our stockholders.

We have never paid dividends and we do not anticipate paying any dividends in the foreseeable future and, as a result, our stockholders' sole source of gain, if any, will depend on capital appreciation, if any.

We do not intend to declare any dividends on our shares of common stock in the foreseeable future and currently intend to retain any future earnings for funding growth. In addition, the Credit Facility prohibits the payment of cash dividends without the consent of Montaur, our lender under the Credit Facility. As a result, stockholders should not rely on an investment in our securities if they require the investment to produce dividend income. Capital appreciation, if any, of our shares may be stockholders' sole source of gain for the foreseeable future. Moreover, stockholders may not be able to resell their shares of our common stock at or above the price they paid for them.

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

We have completed the initial prototypes of Symphony and have conducted several feasibility human clinical studies at leading Boston and Philadelphia hospitals, with a member of our Scientific Advisory Board serving as principal investigator for many of these studies. Although we believe the clinical rationale exists for Symphony for the critical care market, there can be no assurance that such a market will be established, or that we will be able to successfully develop a product that will prove effective for this market or gain market acceptance should such a market develop. Our Symphony product development process may take several years and will require substantial capital outlays. If the critical care market does not develop as we expect, or if we are unable to successfully develop Symphony for such market on a timely basis and within cost constraints, then our business and financial results will be materially adversely affected.

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

If future clinical studies or other articles are published, or diabetes, critical care or other medical associations announce positions that are unfavorable to our product candidates, our efforts to obtain additional capital and our ability to obtain regulatory approval for our product candidates may be negatively affected.

Future clinical studies or other articles regarding our existing product candidates or any competing products may be published that either support a claim, or are perceived to support a claim, that a competitor’s product is clinically more effective or easier to use than our product candidates, or that our product candidates are not as effective or easy to use as we claim. Additionally, diabetes, critical care or other medical associations that may be viewed as authoritative could endorse products or methods that compete with our product candidates or otherwise announce positions that are unfavorable to our product candidates. Any of these events may negatively affect our efforts to obtain additional capital and our ability to obtain regulatory approval for our product candidates, which would result in a delay in our ability to obtain revenue from sales of those product candidates.

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

The markets for glucose monitoring and drug delivery devices are particularly competitive, subject to rapid change and significantly affected by new product introductions and other market activities of industry participants. Several companies are developing or currently marketing continuous glucose monitoring products for people with diabetes in the outpatient setting that will compete directly with Symphony. To date, Abbott Laboratories, DexCom, Inc., and Medtronic, Inc. have received FDA and CE Mark approvals for their continuous glucose monitors for people with diabetes. C8 MediSensors, Inc. has also received CE Mark approval for their CGM.  To our knowledge, the product originally developed and marketed by Abbott is no longer actively marketed in the United States. Becton Dickinson and Senseonics are among those companies also developing CGM systems for people with diabetes in the outpatient setting. No company has received FDA approval for a device for continuous glucose monitoring in a hospital setting; however, Edwards Lifesciences Corporation, Optiscan Biomedical Corp., and Medtronic have obtained CE Mark approvals which should enable them to market their continuous or near-continuous glucose monitoring systems in the European Union.  Glysure, Glumetrics Inc., Maquet, and A. Menarini Diagnostics S.r.l. are among those companies also developing CGM systems for use in a hospital setting.

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

The glucose monitoring market is subject to rapid technological change and product innovation. Symphony is based on our proprietary technology, but a number of companies and medical researchers are pursuing new technologies for the monitoring of glucose levels. FDA approval or CE marking of a commercially viable continuous glucose monitor or sensor produced by one of our competitors could significantly reduce market acceptance of Symphony. Several of our competitors are in various stages of developing continuous glucose monitors or sensors, including non-invasive and invasive devices, and we are aware that the FDA has approved three of these competing products for people with diabetes in the outpatient setting. In addition, Symphony could be rendered obsolete by other technological breakthroughs in glucose monitoring, treatment, prevention or cure.

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

If unanticipated long-term side effects were to result from the use of Prelude, Symphony or any other product candidates that we are developing or may develop, we could be subject to liability and our product offerings would not be widely adopted. We have limited clinical experience with repeated use of our product candidates in the same patient. We cannot assure anyone that long-term use would not result in unanticipated complications. Furthermore, the interim results from our current preclinical studies and clinical trials may not be indicative of the clinical results obtained when we examine the patients at later dates. It is possible that repeated use of our product candidates may result in unanticipated adverse effects.

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

We have limited sales, marketing and distribution capabilities and may have to enter into agreements with third parties to perform these functions, which could prevent us from successfully commercializing our product candidates.

We currently have limited sales, marketing or distribution capabilities. To eventually commercialize our product candidates, we must either significantly expand our own sales, marketing and distribution capabilities, which will be expensive and time-consuming, or we must make arrangements with third parties to perform these services for us. If we decide to market any of our products on our own, we will have to commit significant resources to developing a marketing and sales force and supporting distribution capabilities. If we decide to enter into arrangements with third parties for performance of these services, we may find that they are not available on terms acceptable to us, or at all. If we do enter into third-party arrangements, the third parties may not be capable of successfully selling any of our products. If we are not able to establish and maintain successful arrangements with third parties or build our own sales and marketing infrastructure, we may not be able to commercialize our product candidates, which would adversely affect our business and financial condition.

Risks Related to Regulatory Approvals and Government Regulation

None of our current product candidates have received regulatory approval. If we are unable to obtain regulatory approval to market one or more of our current product candidates, our business will be adversely affected.

We do not know whether regulatory agencies will grant approval for Prelude, Symphony or any of our other product candidates. Even if we complete preclinical studies and clinical trials successfully, we may not be able to obtain regulatory approval or we may not receive approval to make claims about our products that we believe to be necessary to effectively market our products. We cannot market any product candidate until we have completed all necessary preclinical studies and clinical trials and have obtained the necessary regulatory approvals. Outside the United States, our ability to market any of our potential products is dependent upon receiving marketing approval from the appropriate regulatory authorities. These foreign regulatory approval processes include all of the risks associated with the FDA approval or CE Marking process described in the next risk factor below, plus additional risks. If we are unable to receive regulatory approval, we will be unable to commercialize our product candidates, and we may need to cease or curtail our operations.

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

Before submitting an application for regulatory approval for our products, we or our collaborators must successfully complete preclinical studies and clinical trials that we believe will demonstrate that our product is safe and effective. Product development, including preclinical studies and clinical trials, is a long, expensive and uncertain process and is subject to delays and failure at any stage. Furthermore, the data obtained from the studies and trials may be inadequate to support approval of an application for regulatory approval, as the case may be. With respect to our medical device programs, we may in the future obtain an Investigational Device Exemption (an “IDE”) prior to commencing clinical trials for Symphony. FDA approval of an IDE application permitting us to conduct testing does not mean that the FDA will consider the data gathered in the trial to be sufficient to support regulatory approval, even if the trial’s intended safety and efficacy endpoints are achieved.

In addition to regulations in the United States, we will be subject to a variety of foreign regulations governing clinical trials of our products that vary from country to country.

The commencement or completion of any of our clinical trials may be delayed or halted, or be inadequate to support regulatory approval for numerous reasons, including the following:

•	the FDA or other regulatory authorities do not approve a clinical trial protocol or a clinical trial, or place a clinical trial on hold;
•	patients do not enroll in clinical trials at the rate we expect;
•	patients do not comply with trial protocols;
•	patient follow-up is not at the rate we expect;
•	patients experience adverse side effects;
•	patients die during a clinical trial, even though their death may not be related to treatment using our product candidates;
•	institutional review boards (“IRBs”) and third-party clinical investigators may delay or reject our trial protocols;
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

If we, our contract manufacturers, or our component suppliers fail to comply with the FDA’s quality system regulations, the manufacturing and distribution of our products could be interrupted, and our operating results could suffer.

We, our contract manufacturers and our component suppliers are required to comply with the FDA’s or foreign regulatory authority’s quality system regulations, which is a complex regulatory framework that covers the procedures and documentation of the design, testing, production, control, quality assurance, labeling, packaging, sterilization, storage and shipping of our products. For our products that require FDA premarket approval prior to marketing, a successful preapproval inspection of the manufacturing facility will be required. For marketed products, the regulatory authorities enforce their quality system regulations through periodic unannounced inspections. We cannot assure anyone that our facilities or our contract manufacturers’ or component suppliers’ facilities would pass any future quality system inspection. If our or any of our contract manufacturers’ or component suppliers’ facilities fails a quality system inspection, the approval of our product candidates could be delayed and/or the manufacturing or distribution of marketed products could be interrupted and our operations disrupted. Failure to take adequate and timely corrective action in response to an adverse quality system inspection could force a suspension or shutdown of our packaging and labeling operations or the manufacturing operations of our contract manufacturers, or a recall of our products. If any of these events occur, we may not be able to provide our customers with the products they require on a timely basis, our reputation could be harmed and we could lose customers, any or all of which may have a material adverse effect on our business, financial condition and results of operations.

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

There are a number of federal and state laws protecting the confidentiality of certain patient health information, including patient records, and restricting the use and disclosure of that protected information. In particular, the U.S. Department of Health and Human Services promulgated patient privacy rules under the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”). These privacy rules protect medical records and other personal health information by limiting their use and disclosure, giving individuals the right to access, amend and seek accounting of their own health information and limiting most use and disclosures of health information to the minimum amount reasonably necessary to accomplish the intended purpose. If we are found to be in violation of the privacy rules under HIPAA, we could be subject to civil or criminal penalties, which could increase our liabilities, harm our reputation and have a material adverse effect on our business, financial condition and results of operations.

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

Our outstanding options and warrants and the availability for resale of the underlying shares may adversely affect the trading price of our common stock.

As of February 28, 2013, there were outstanding stock options to purchase approximately 3,368,333 shares of our common stock at a weighted-average exercise price of $1.41 per share and outstanding warrants to purchase approximately 10,803,783 shares of common stock at a weighted-average exercise price of $2.03 per share. Our outstanding options and warrants could adversely affect our ability to obtain future financing or engage in certain mergers or other transactions, since the holders of options and warrants can be expected to exercise them at a time when we may be able to obtain additional capital through a new offering of securities on terms more favorable to us than the terms of outstanding options and warrants. For the life of the options and warrants, the holders have the opportunity to profit from a rise in the market price of our common stock without assuming the risk of ownership. The issuance of shares upon the exercise of outstanding options and warrants will also dilute the ownership interests of our existing stockholders.

We have registered with the SEC the resale of shares of our common stock held by certain stockholders or underlying securities exercisable or convertible into shares of our common stock held by certain holders of such securities. The availability of these shares for public resale, as well as any actual resale of these shares, could adversely affect the trading price of our common stock.

ITEM 2.  PROPERTIES.

We lease approximately 37,000 square feet of manufacturing, laboratory and office space in a single-story building located in Franklin, Massachusetts under a lease expiring October 31, 2017.  This office space serves as our research and development facility.

We also lease approximately 7,900 square feet of office space in a multi-story building located in Philadelphia, Pennsylvania under a lease expiring May 31, 2017.  This office space serves as our corporate headquarters.

Our office space is sufficient to satisfy our current needs.

ITEM 3.  LEGAL PROCEEDINGS.

Not applicable.

ITEM 4.  MINE SAFETY DISCLOSURES.

    Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our Common Stock is currently traded through the NASDAQ Capital Market (NASDAQ) and is quoted under the trading symbol “ECTE”. Previously, our Common Stock was traded through the OTC Bulletin Board (OTCBB) through June 28, 2011, when our Common Stock was approved to be traded on NASDAQ as of June 29, 2011.

The following table sets forth the range of high and low closing prices per share for our Common Stock for the periods indicated as reported by the OTCBB in 2011 and by NASDAQ in 2011 and 2012.

Year Ended December 31, 2011:	High	Low
First Quarter	$4.72	$1.49
Second Quarter	$4.65	$3.08
Third Quarter	$4.10	$2.73
Fourth Quarter	$3.17	$2.00

Year Ended December 31, 2012:	High	Low
First Quarter	$2.29	$1.77
Second Quarter	$2.07	$1.57
Third Quarter	$1.78	$1.40
Fourth Quarter	$1.60	$0.93

The OTCBB quotations above reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions. The closing price of our Common Stock as reported by NASDAQ on March 15, 2013 was $0.81 per share. There are 150 common shareholders of record as of March 15, 2013.

We have never paid or declared any cash or other dividends on our Common Stock.  We currently intend to retain our future earnings, if any, for use in our business and therefore do not anticipate paying cash dividends in the foreseeable future. In addition, the Credit Facility prohibits the payment of cash dividends without the consent of Montaur our lender under the Credit Facility. Payment of future dividends, if any, will be at the discretion of our Board after taking into account various factors, including our financial condition, operating results, and current and anticipated cash needs.

Unregistered Sales of Equity Securities

On December 19, 2012, we entered into Stock Purchase Agreements with accredited investors, pursuant to which we issued and sold an aggregate of 400,000 shares of Common Stock at a purchase price of $0.80 per share, for aggregate consideration of $320,000 in cash.

Securities Act Exemptions

We deemed the offers, sales and issuances of the securities described above to be exempt from registration under the Securities Act in reliance on Section 4(2) of the Securities Act, including Regulation D and Rule 506 promulgated thereunder, relative to transactions by an issuer not involving a public offering. All purchasers of securities in transactions exempt from registration pursuant to Regulation D represented to us that they were accredited investors and were acquiring the shares for investment purposes only and not with a view to, or for sale in connection with, any distribution thereof and that they could bear the risks of the investment and could hold the securities for an indefinite period of time. The purchasers received written disclosures that the securities had not been registered under the Securities Act and that any resale must be made pursuant to a registration statement or an available exemption from such registration.

ITEM 6.  SELECTED FINANCIAL DATA.

The selected financial data presented below under the caption “Consolidated Balance Sheet Data” as of December 31, 2012, 2011, 2010, 2009, and 2008 and under the caption “Consolidated Statement of Operations Data” for the years ended December 31, 2012, 2011, 2010, 2009, and 2008 and are derived from our consolidated financial statements which have been audited. The data set forth below should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations, the Consolidated Financial Statements and the notes thereto, and the other financial information included elsewhere in this Annual Report on Form 10-K.

	As of December 31,
Consolidated Balance Sheets Data:	2012	2011	2010	2009	2008

Current Assets	$5,198,303	$9,563,511	$1,963,737	$1,523,535	$259,999
Net property and equipment	1,638,395	317,731	48,034	59,210	67,570
Other assets	13,184,894	9,645,565	9,900,499	9,720,571	9,980,777
Total assets	$20,021,592	$19,526,807	$11,912,270	$11,303,316	$10,308,346

Current Liabilities	$9,578,563	$2,492,463	$3,121,630	$4,140,012	$3,406,549
Capital lease obligation, net of current portion	1,361	3,888	-	-	-
Note payable, net of discount and current portion	120,834	-	6,176	8,247	300,467
Deferred revenue from licensing arrangements, net of current portion	90,228	61,867	82,180	122,451	-
Total liabilities	9,790,986	2,558,218	3,209,986	4,270,710	3,707,016

Stockholders’ Equity:
Convertible preferred stock	30,160	30,160	51	51	23,483
Common stock	443,737	385,442	311,264	270,459	190,960
Additional paid-in capital	103,658,724	98,116,327	79,646,385	74,155,716	64,668,550
Common stock subscribed for but not paid for or issued	-	6,667	285,000	-	-
Accumulated deficit	(93,902,015)	(81,570,007)	(71,540,416)	(67,393,620)	(58,281,663)
Total stockholders’ equity	10,230,606	16,968,589	8,702,284	7,032,606	6,601,330
Total liabilities and stockholders’ equity	$20,021,592	$19,526,807	$11,912,270	$11,303,316	$10,308,346

Consolidated Statements of Operations Data:	For the Years ended December 31,
	2012	2011	2010	2009	2008
Revenues	$5,119	$447,211	$428,460	$1,331,921	$-
Research and development	8,670,710	3,796,127	2,578,852	2,807,405	3,191,060
Selling, general and administrative	6,374,429	4,905,757	2,760,062	3,054,984	3,735,640
Total operating expenses	15,045,139	8,701,884	5,338,914	5,862,389	6,926,700
Loss from operations	(15,040,020)	(8,254,673)	(4,910,454)	(4,530,468)	(6,926,700)
Other income (expense), net (1)	2,708,012	(1,774,918)	763,658	(6,427,673)	(3,668,801)
Net loss	(12,332,008)	(10,029,591)	(4,146,796)	(10,958,141)	(10,595,501)
Deemed dividend on beneficial conversion feature of convertible preferred stock	-	(1,975,211)	-	(2,426,876)	-
Deemed dividend on repricing of warrants	-	(4,559,761)	-	-	-
Accretion of dividends on convertible perpetual redeemable preferred stock	-	(157,733)	(131,659)	(126,676)	(53,371)
Net loss applicable to common shareholders	$(12,332,008)	$(16,722,296)	$(4,278,455)	$(13,511,693)	$(10,648,872)
Net loss per common share, basic and diluted	$(0.31)	$(0.49)	$(0.15)	$(0.61)	$(0.57)
Basic and diluted weighted average common shares outstanding	39,550,464	34,174,895	29,031,158	22,290,956	18,608,905
__________________________
(1) Includes gain (loss) on revaluation of derivative warrant liability of $3,683,676, $(1,762,938), $371,345, $(4,050,443) and $(586,716) in the years 2012 through 2008, respectively.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion of our consolidated financial condition and results of operations should be read in conjunction with the consolidated financial statements and the notes thereto included elsewhere in this Form 10-K. The matters discussed herein contain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended, which involve risks and uncertainties. All statements other than statements of historical information provided herein may be deemed to be forward-looking statements. Without limiting the foregoing, the words “believes,” “anticipates,” “plans,” “expects” and similar expressions are intended to identify forward-looking statements. Factors that could cause actual results to differ materially from those reflected in the forward-looking statements include, but are not limited to, those discussed in “Risk Factors” and elsewhere in this report and the risks discussed in our other filings with the SEC. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s analysis, judgment, belief or expectation only as of the date hereof. We undertake no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date hereof.

Summary

We are a medical device company with expertise in advanced skin permeation technology.  We are developing our Symphony CGM System as a non-invasive, wireless continuous glucose monitoring system for use in hospital critical care units and for people with diabetes.  The Prelude SkinPrep System, a component of our Symphony CGM System, allows for enhanced skin permeation that will enable extraction of analytes such as glucose. Prelude’s platform skin preparation technology also allows for needle-free, transdermal drug delivery. Additional applications for needle-free analyte extraction and topical and systemic drug delivery are planned.

Research and Development

Our research and development expenses include employee salaries and benefits, external product design, development, engineering and manufacturing services, as well as other contract service providers and an allocation of our facilities costs.

Our product development efforts are principally concentrated on Prelude and Symphony. While our medical device product development and clinical programs have made progress, limitations on financial resources in prior years have prevented us from advancing these programs in accordance with original timelines.  With the recent capital raises completed over the last three years, we have increased our product and clinical development efforts, manufacturing activities and regulatory planning for Symphony and Prelude.

Critical Accounting Policies and Estimates

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  As of December 31, 2012, we had cash of approximately $3,747,000, a working capital deficiency of approximately $4,380,000, and an accumulated deficit of approximately $93,902,000.  Through December 31, 2012, we have not been able to generate sufficient revenues from our operations to cover our costs and operating expenses.  Although we have been able to raise capital through a series of Common Stock public offerings in order to fund our operations, it is not known whether we will be able to continue this practice, or be able to obtain other types of financing to meet our future cash operating expenses.  Subsequent to December 31, 2012, we received net proceeds from a Common Stock public offering of approximately $10,666,000, of which $3,113,366 was used to fully repay the Notes we issued to Montaur under the Credit Facility  (see our Consolidated Financial Statements, Note 9).  Additional financing is necessary to fund operations in 2013 and beyond.  We are currently pursuing various financing options, and such financing is expected to be completed during 2013; however, no assurances can be given as to the success of these plans.  The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

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

On an ongoing basis, we evaluate our estimates and judgments for all assets and liabilities, including those related to stock-based compensation expense, intangible assets, other long-lived assets, and the fair value of stock purchase warrants classified as derivative liabilities. We base our estimates and judgments on historical experience, current economic and industry conditions and on various other factors that are believed to be reasonable under the circumstances. This forms the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Our significant accounting policies are described in Note 2 to the Consolidated Financial Statements in Part II, Item 8 of this Report on Form 10-K.  We believe the critical accounting policies discussed below are those most important for an understanding of our financial condition and results of operations and require our most difficult, subjective or complex judgments.

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

Accounting for Impairment and Disposal of Long-Lived Assets — We review intangible assets subject to amortization annually to determine if any adverse conditions exist or a change in circumstances has occurred that would indicate impairment or a change in the remaining useful life. Conditions that would indicate impairment and trigger an impairment assessment include, but are not limited to, a significant adverse change in legal factors or business climate that could affect the value of an asset, or an adverse action or assessment by a regulator. If the carrying value of an asset exceeds its undiscounted cash flows, we write-down the carrying value of the intangible asset to its fair value in the period identified.

For purposes of this analysis, we estimate our cash flows using a projection period not exceeding ten years, market size based on estimated market share, estimated costs to complete product development, operating expenses and a blended tax rate. Generally, cash flow forecasts for purposes of impairment analysis are prepared on a consistent basis and methodology as those used to initially estimate the intangible asset’s fair value.

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

Recently Issued Accounting Pronouncements

In July 2012, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2012-02, Testing Indefinite-Lived Intangible Assets for Impairment, which gives companies the option to perform a qualitative assessment to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired.  If a company determines that it is more likely than not that the fair value of such an asset exceeds its carrying amount, it would not need to calculate the fair value of the asset in that year.  However, if a company concludes otherwise, it must calculate the fair value of the asset, compare that value with its carrying amount and record an impairment charge, if any.  The amendments in the ASU are effective for annual and interim indefinite-lived intangible asset impairment tests performed for fiscal years beginning after September 15, 2012, which is fiscal 2013 for the Company.  Early adoption is permitted.  The Company is currently assessing its adoption plans.

In December 2011, the FASB issued ASU 2011-11, Disclosures about Offsetting Assets and Liabilities (Topic 210), that provides amendments for disclosures about offsetting assets and liabilities.  The amendments require an entity to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position.  Entities are required to disclose both gross information and net information about both instruments and transactions eligible for offset in the statement of financial position and instruments and transactions subject to an agreement similar to a master netting arrangement.  This scope would include derivatives, sale and repurchase agreements and reverse sale and repurchase agreements, and securities borrowing and securities lending arrangements.  The amendments are effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods.  Disclosures required by the amendments should be provided retrospectively for all comparative periods presented.  For the Company, the amendment is effective for fiscal year 2013.  The Company is currently evaluating the impact these amendments may have on its disclosures.

Results of Operations

Comparison of the Years ended December 31, 2012 and 2011

Licensing Revenue — We signed two licensing agreements during fiscal year 2009, each with a minimum term of ten years, that required non-refundable license payments by the licensees. The non-refundable license payments received in cash totaled $1,250,000 across both transactions. We are recognizing the non-refundable payments as revenue on a straight-line basis over our contractual or estimated performance period. During 2012 and 2011, we adjusted our amortization period for revenue recognition for each of our license arrangements to reflect a revision in the estimated timing of regulatory approval (or clearance).  Accordingly, we determined that approximately $5,000 and $302,000 of licensing revenue was recognizable in years ended December 31, 2012 and 2011, respectively.  Approximately $90,000 is recognizable over the next 12 months and is shown as current deferred revenue.  Approximately $90,000 is recognizable as revenue beyond the 12 month period and is classified as non-current.

Other Revenue — We retain contract engineering and development services in connection with our product development for one of our licensees and such costs are reimbursed by that licensee and recorded as other revenue.  We did not have any such other revenue during the year ended December 31, 2012. We recognized approximately $145,000 related to these contract engineering services during the year ended December 31, 2011. The costs from the contract engineering services are included in research and development expenses on the Statements of Operations. There was no markup on the contract engineering services recorded as other revenue.

Research and Development Expenses — Research and development expenses increased by approximately $4,875,000, or 128%, to approximately $8,671,000 for the year ended December 31, 2012 from approximately $3,796,000 for the year ended December 31, 2011. R&D expenses increased primarily as a result of increased engineering and design expenses incurred with outside contractors and personnel relating to Prelude and Symphony.

R&D expenses for Prelude and Symphony amounted to approximately 58% and 44% of total operating expenses during the years ended December 31, 2012 and 2011, respectively.  For the year ended December 31, 2012, expenses consisted of primarily development, clinical and manufacturing of $8,029,000, $575,000 and $28,000, respectively.  For the year ended December 31, 2011, expenses consisted of primarily development, clinical and manufacturing of $3,298,000, $367,000 and $26,000, respectively.

Selling, General and Administrative Expenses — Selling, general and administrative expenses increased by approximately $1,468,000, or 30%, to approximately $6,374,000 for the year ended December 31, 2012 from approximately $4,906,000 for the year ended December 31, 2011. We have experienced increases in personnel costs, legal costs, investor relations, travel and other expenses related to the addition of the corporate office and staff in Philadelphia.

Selling, general and administrative expenses represented 42% and 56% of total operating expenses during the years ended December 31, 2012 and 2011, respectively. We are not engaged in selling activities and, accordingly, general and administrative expenses relate principally to salaries and benefits for our executive, financial and administrative staff, public company costs, investor relations, legal, accounting, public relations, capital-raising costs and facilities costs.

Interest Income — Interest income was approximately $5,000 for the years ended December 31, 2012 and 2011, respectively.

Interest Expense — Interest expense was approximately $505,000 and $14,000 for the years ended December 31, 2012 and 2011, respectively.  The increase in interest expense in 2012 is due to activities related to our Credit Facility with Platinum-Montaur.  The $505,000 in interest consists of $323,000 in amortization through December 31, 2012 on deferred financing costs from the $4,840,000 fair value of the Commitment Warrant issued pursuant to the loan agreement.  An additional $121,000 is the accretion through December 31, 2012 of the $3,000,000 debt discount recorded for the three warrants issued for each of the draws on the Credit Facility.  The remaining $61,000 relates to the accrued interest on the $3,000,000 note outstanding at a rate of 10% per annum, compounded monthly.  The interest expense for the year ended December 31, 2011 consists mainly of $12,000 in non-cash interest expense relating to short-term promissory notes then outstanding.

Debt Financing Costs - We have incurred debt financing costs as a result of our Loan Agreement with Platinum-Montaur Life Sciences, LLC ("Montaur").  On September 14, 2012, the Company submitted a draw request to Montaur in the amount of $3,000,000 in the form required by the Loan Agreement (the “September Request”).  The Company received this $3,000,000 in fundings by mid-November 2012. In accordance with the Loan Agreement and as a result of funding received from Montaur, the Company issued to Montaur three warrants concurrent with each of the three funding dates.  The fair value of warrants issued was determined to be approximately $3,455,000 at issuance.  Of this amount, $3,000,000 was treated as a debt discount and is being accreted to interest expense over the term of the Note issued pursuant to the Loan Agreement.  The excess of the fair value of the warrants over the amount drawn under the note payable of approximately $455,000 was expensed at issuance and recorded as debt financing costs in the Consolidated Statement of Operations for the year ended December 31, 2012.  No such costs were recorded in 2011.

Gain (Loss) on Revaluation of Derivative Warrant Liability — Changes in the fair value of the derivative financial instruments are recognized in the Consolidated Statement of Operations as a derivative gain or loss. The primary underlying risk exposure pertaining to the warrants is the change in fair value of the underlying Common Stock. The gain on revaluation of the derivative warrant liability for the year ended December 31, 2012, was approximately $3,684,000. The loss on revaluation of the derivative warrant liability for the year ended December 31, 2011 was approximately $1,763,000.

Net Loss Applicable to Common Shareholders — As a result of the factors described above, we had a net loss applicable to common shareholders of approximately $12,332,000 for the year ended December 31, 2012 compared to approximately $16,722,000 for the year ended December 31, 2011.

Comparison of the Years ended December 31, 2011 and 2010

Licensing Revenue — We signed two licensing agreements during fiscal year 2009, each with a minimum term of ten years, that required non-refundable license payments by the licensees. The non-refundable license payments received in cash totaled $1,250,000 across both transactions. We are recognizing the non-refundable payments as revenue on a straight-line basis over our contractual or estimated performance period. During 2011 and 2010, we adjusted our amortization period for revenue recognition for each of our license arrangements to reflect a revision in the estimated timing of regulatory approval (or clearance).  Accordingly, we determined that approximately $302,000 and $226,000 of licensing revenue was recognizable in years ended December 31, 2011 and 2010, respectively.  Approximately $124,000 was recognizable over the next 12 months and was shown as current deferred revenue.  Approximately $62,000 was recognizable as revenue beyond the 12 month period and was classified as non-current at year ended December 31, 2011.

Other Revenue — We retain contract engineering and development services in connection with our product development for one of our licensees and such costs are reimbursed by that licensee and recorded as other revenue.  We recognized approximately $145,000 and $203,000 related to these contract engineering services during the years ended December 31, 2011 and 2010. The costs from the contract engineering services are included in research and development expenses on the Statements of Operations. There was no markup on the contract engineering services recorded as other revenue.

Research and Development Expenses — Research and development expenses increased by approximately $1,217,000, or 47%, to approximately $3,796,000 for the years ended December 31, 2011 from approximately $2,579,000 for the year ended December 31, 2010. R&D expenses increased primarily as a result of increased engineering and design expenses incurred with outside contractors and personnel relating to Prelude and Symphony.

R&D expenses for Prelude and Symphony amounted to approximately 44% and 48% of total operating expenses during the years ended December 31, 2011 and 2010, respectively.  For the year ended December 31, 2011, expenses consisted of primarily development, clinical and manufacturing of $3,298,000, $367,000 and $26,000, respectively.  For the year ended December 31, 2010, expenses consisted of primarily development, clinical and manufacturing of $2,304,000, $44,000 and $33,000, respectively.

Selling, General and Administrative Expenses — Selling, general and administrative expenses increased by approximately $2,146,000, or 78%, to approximately $4,906,000 for the year ended December 31, 2011 from approximately $2,760,000 for the year ended December 31, 2010. We have experienced increases in personnel costs, legal costs, and expenses related to the addition of the corporate office in Philadelphia.

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

Gain (Loss) on Revaluation of Derivative Warrant Liability — Changes in the fair value of derivative financial instruments are recognized in the Consolidated Statement of Operations as a derivative gain or loss. The primary underlying risk exposure pertaining to the warrants is the change in fair value of the underlying common stock. The loss on revaluation of the derivative warrant liability for the year ended December 31, 2011 was approximately $1,763,000. The gain on revaluation of the derivative warrant liability for the year ended December 31, 2010 was approximately $371,000.  During the year ended December 31, 2011, derivative warrants were exercised to purchase 653,150 shares of common stock, which resulted in a $2,273,000 reclassification from the Derivative Warrant Liability to Additional Paid-in Capital.  During the year ended December 31, 2010, derivative warrants were exercised to purchase 143,793 shares of common stock, which resulted in a $200,000 reclassification from the Derivative Warrant Liability to Additional Paid-in Capital.

Net Loss Applicable to Common Shareholders — As a result of the factors described above, we had a net loss applicable to common shareholders of approximately $16,722,000 for the year ended December 31, 2011 compared to approximately $4,278,000 for the year ended December 31, 2010.

Liquidity and Capital Resources

We have financed our operations since inception primarily through sales of our Common Stock and preferred stock, the issuance of convertible promissory notes, draws from our non-revolving credit facility, unsecured and secured promissory notes, non-refundable payments received under license agreements and cash received in connection with exercises of Common Stock options and warrants. As of December 31, 2012, we had approximately $3,747,000 of cash and cash equivalents, with no other short term investments.  Subsequent to this period, in a public Common Stock offering in January 2013, we raised approximately $10,666,000, after deducting the underwriting discount and other offering expenses payable by the Company.  At the time of the offering, we expected to use a portion of the net proceeds of the offering to pay off the Notes we issued to Montaur in connection with the Credit Facility.  The Notes were scheduled to mature on August 31, 2017.  As of March 1, 2013, the entire balance under the Notes was $3,113,366, which included $3,000,000 of principal and $113,366 of accrued and unpaid interest, and was repaid to Montaur in full on March 1, 2013. The Montaur Credit Facility could provide an additional $17,000,000 in future financing, a substantial portion of which is subject to the successful achievement of certain clinical and regulatory milestones, provided we have not incurred any events of default under the Loan Agreement.

Net cash used in operating activities was approximately $10,288,000 for the year ended December 31, 2012. The use of cash in operating activities was primarily attributable to the net loss of approximately $12,332,000, offset by non-cash expenses of approximately $145,000 for depreciation and amortization, $1,410,000 for share-based compensation expense, $153,000 for the fair value of common stock, warrants and options issued for services, and other non-cash expenses.  Offsetting the net loss further is a non-cash derivative gain of approximately $3,684,000 as a result of the change in fair value of the Common Stock underlying certain warrants. Decreases in deferred revenue relating to license agreements and decreases in prepaid expenses and other assets resulted in a net increase in cash available for operations of approximately $93,000, while increases in accrued expenses and accounts payable increased cash available for operations by approximately $2,623,000.

Net cash used in investing activities of approximately $1,645,000 for the year ended December 31, 2012.  Cash of approximately $157,000 was used in increasing restricted cash in escrow for the benefit of a vendor and a facility leaseholder during the year ended December 31, 2012.  Also, cash of approximately $1,487,000 was used to purchase furniture and equipment and leasehold improvements during the year ended December 31, 2012.

Net cash provided by financing activities was approximately $6,684,000 for the year ended December 31, 2012. We received approximately $3,279,000 in net proceeds from the sale of Common Stock and convertible preferred stock, and approximately $407,000 from the exercise of Common Stock warrants and options.  We also received $3,000,000 in net proceeds from the issuance of short-term promissory notes, net of repayments. Principal payments on capitalized lease obligations used approximately $2,000 during the year ended December 31, 2012.

As of December 31, 2012, we had outstanding warrants to purchase 12,540,000 shares of Common Stock at exercise prices ranging from $0.50 to $3.00.

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

As of December 31, 2010, we issued an aggregate of 1,720,000 shares of Common Stock and issued 1,002,500 Series 1 Warrants and 1,002,500 Series 2 Warrants.  These warrants are immediately exercisable and expired two years after issuance.

During the year ended December 31, 2011, we entered into additional subscription agreements with investors for a total of 35.66 Units.  We received proceeds from these subscriptions in the amount of $891,500, which included proceeds of $25,000 in the form of extinguishment of a 2010 short-term note.  Pursuant to these subscriptions, including the subscription receivable, we issued an aggregate of 445,750 Series 1 Warrants and 445,750 Series 2 Warrants to the investors and placement agents.

8% Senior Promissory Note — On January 5, 2011, we issued an 8% Senior Promissory Note to Platinum-Montaur Life Sciences, LLC (“Montaur”) in the amount of $1,000,000.  The outstanding principal balance of this note, together with all accrued and unpaid interest, was due and payable in full on February 1, 2011 and was later extended to February 8, 2011 by agreement of the parties.

Series D Convertible Preferred Stock Purchase — On February 8, 2011, we entered into the Series D financing with investors in connection with the issuance of Series D Preferred Stock at a price per share of $1.00. For every $100,000 face value of Series D Preferred Stock purchased, each investor was issued (i) 50,000 Series D-1 warrants, and (ii) 50,000 Series D-2 Warrants.

On February 8, 2011, there was a closing in connection with the Series D financing and we received proceeds of $3,506,000 for the purchase of 3,506,000 shares of Series D Preferred Stock. We received payment of a portion of the proceeds in the form of the extinguishment of the 8% Senior Promissory Note, including principal and interest accrued through February 1, 2011, in the amount of $1,006,000.  We issued an aggregate of 1,753,000 Series D-1 Warrants and 1,753,000 Series D-2 Warrants to the Series D Investors pursuant to the Series D financing. At that date, we recorded a deemed dividend on the beneficial conversion equal to the incremental fair value resulting from the reduction in the conversion price, or approximately $1,975,000.  The deemed dividend is included in the Consolidated Statement of Operations in arriving at Net Loss Applicable to Common Stock.

In accordance with (i) the Certificate of Designation, Rights and Preferences of the Series B Perpetual Preferred Stock (“Series B Stock”) and (ii) a letter agreement dated January 19, 2010 between us and the sole holder of Series B Stock (the “Series B Holder”), we were obligated to use 25% of the gross proceeds from the Series D financing to redeem Series B Stock. On February 4, 2011, we entered into a letter agreement with the Series B Holder pursuant to which the Series B Holder waived the redemption of shares of the Series B Stock triggered by the Series D financing.

2011 Warrant Repricings— During the year ended December 31, 2011, the Company contacted certain holders of its warrants to encourage them to exercise their warrants voluntarily by reducing the exercise prices, provided they elected to simultaneously exercise for cash proceeds. Warrants to purchase an aggregate of 4,548,928 shares of Common Stock were exercised under this arrangement during the year ended December 31, 2011 and cash proceeds of $5,207,239 from these transactions were received.  As a result of the reductions in exercise price, the Company recorded $4,559,761 in deemed dividends for the year ended December 31, 2011 in the Consolidated Statement of Operations.

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

In connection with the Exchange, we agreed that the exercise price for Montaur’s Series 2 warrants issued in February 2011 to be exercised as part of the Exchange (and only such February 2011 Series 2 warrants) would be reduced from $2.50 per share to $1.50 per share for purposes of the Exchange. As part of the Exchange, PLTG and Montaur requested, and we agreed, that we would, in lieu of issuing 1,830,895 shares of Common Stock, issue an aggregate of 1,830.895 shares of Series C Preferred Stock (“Series C Stock”) to Montaur. After the Exchange, Montaur held no shares of Series B Stock and 6,749.001 shares of Series C Stock.

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

December 2011 Common Stock and Warrant Financing — On December 5, 2011, we entered into purchase agreements with certain strategic investors relating to the issuance and sale of an aggregate of 2,398,949 shares of Common Stock and warrants to purchase an aggregate of 959,582 shares of Common Stock.  The Common Stock and warrants to purchase Common Stock were sold in units, with each unit consisting of (i) one share of Common Stock and (ii) a warrant to purchase 0.4 of a share of Common Stock, at a public offering price of $2.25 per unit.  The warrants became exercisable six months after the date of issuance at an exercise price of $3.00 per share, and will expire three years from the date of issuance.

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

December 2011 Platinum Warrant Repricing — On December 28, 2011, we entered into an agreement (the “Platinum Agreement”) with Platinum pursuant to which Platinum confirmed its intent to exercise all of its outstanding warrants prior to December 31, 2011 (the “Election Period”). Platinum owned an aggregate of 3,225,190 warrants to purchase Common Stock, 1,312,595 of which had an exercise price of $1.50 per share, 600,000 of which had an exercise price of $2.00 per share and 1,312,595 of which had an exercise price of $2.50 per share (collectively, the “Platinum Warrants”).  In consideration for Platinum’s voluntary exercise of the Platinum Warrants, and simultaneously with such voluntary exercise, we agreed to amend the exercise price of the Platinum Warrants to $1.00 per share.  We received proceeds of approximately $3.2 million pursuant to the Platinum Agreement. This Platinum Agreement replaced the earlier Exercise Agreement.

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

December 2012 Common Stock Financing — On December 20, 2012, we entered into an underwriting agreement (the “Underwriting Agreement”) with Aegis Capital Corp. with respect to the issuance and sale of an underwritten public offering by us of 3,200,000 shares of our Common Stock, at a price to the public of $0.95 per share.  The net proceeds to us, after deducting the underwriting discount and other offering expenses payable by us, from the sale of 3,680,000 shares (including 480,000 shares sold pursuant to an over-allotment option) in the offering were approximately $3,036,000.

January 2013 Common Stock Financing — On January 31, 2013 and February 1, 2013, we entered into underwriting agreements (collectively, the “Underwriting Agreements”) with Aegis Capital Corp. as a representative of both underwriters (collectively, the “Underwriters”), with respect to the issuance and sale in an underwritten public offering by us of an aggregate 13,633,333 shares of our Common Stock, at a price to the public of $0.75 per share. The net proceeds to us, after deducting the underwriting discount and other offering expenses payable by us, from the sale of 15,678,333 shares (including 2,045,000 shares sold pursuant to an over-allotment option) in the offering were approximately $10,666,000.

Future Financing Plans — We continue to aggressively pursue additional financing from existing relationships (prior shareholders, investors and lenders), identify and secure  capital from new investors through investment banking relationships, and utilize the existing credit facility to support our operations, including the costs of our product development.

We have demonstrated the ability to aggressively manage our spending in accordance with our available capital and increase our operating efficiencies while advancing our medical device product development and clinical programs.  During the year ended December 31, 2012, we managed our medical device product development, clinical and operating costs while pursuing necessary funding. In order to advance our product and clinical development programs, establish contract manufacturing and support our licensee for the manufacture of Prelude, pursue FDA approval for Symphony and support our operating activities, we expect our monthly operating costs associated with salaries and benefits, regulatory and public company consulting, contract engineering and manufacturing, legal and other working capital costs to increase. In the past, we have relied primarily on raising capital or issuing debt in order to meet our operating budget and to achieve our business objectives, and we plan to continue that practice in the future. Although we have been successful in the past with raising sufficient capital to conduct our operations, we will continue to vigorously pursue additional financing as necessary to meet our business objectives; however, there can be no guarantee that additional capital will be available in sufficient amounts on terms favorable to us, if at all.

The recent poor economic conditions leading up to 2013, including the tightening of available funding in the financial markets, had a significant impact on the extent of advancement on our product development and clinical programs in accordance with our original projected level of operations. Although we have successfully raised sufficient capital to conduct our operations, we believe that uncertainties in the financial markets may occur in the future, resulting in fundraising challenges for emerging medical device and pharmaceutical companies. Our future product and clinical development programs and regulatory activities may be dependent on available additional funding from investors. Without sufficient funding for our programs, our plan to obtain regulatory approval for Symphony and Durhalieve may be delayed.

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

We have generated limited revenue and have had operating losses since inception, including a net loss of approximately $12,332,000 for the year ended December 31, 2012.  As of December 31, 2012, we had an accumulated deficit of approximately $93,902,000.  We have no current sources of material ongoing revenue, other than the recognition of revenue from upfront license fees and potential future milestone payments and royalties under our current license and collaboration agreements.  Our losses have resulted principally from costs incurred in connection with our research and development activities and from general and administrative costs associated with our operations.  We also expect to have negative cash flows for the foreseeable future as we fund our operating losses and capital expenditures.  This will result in decreases in our working capital, total assets and stockholders’ equity, which may not be offset by future funding.

Continued operating losses would impair our ability to continue operations.  We have operating and liquidity concerns due to our significant net losses and negative cash flows from operations.  Our ability to continue as a going concern is dependent upon generating sufficient cash flow to conduct operations and utilizing our Credit Facility or obtaining additional financing.  Our current plan will have us almost double our research and development, manufacturing, and sales and marketing expenses in 2013 related to our Symphony CGM System.  Historically, we have had difficulty in meeting our cash requirements.  There can be no assurances that we will obtain the necessary funding, reduce the level of historical losses and achieve successful commercialization of any of our drug product candidates.  If we cannot obtain additional funding, we may be required to revise our operating plans, and there can be no assurance that we will be able to change our operating plan successfully.

Facilities, Property and Equipment — We conduct our operations primarily in leased facilities located in Philadelphia, Pennsylvania and Franklin, Massachusetts and have executed leases through May 31, 2017 and October 31, 2017, respectively, for each facility.  Our property and equipment includes laboratory equipment, office furniture, computer equipment and leasehold improvements.

Contractual Obligations

Future contractual obligations and commercial commitments at December 31, 2012 are as follows:

	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Long-term debt(1)	$3,113,000	$3,113,000	$—	$—	$—
Facility lease – Franklin, MA	2,127,000	421,000	872,000	834,000	—
Facility lease – Philadelphia, PA	849,000	185,000	383,000	281,000	—
Operating leases	11,000	8,000	3,000	—	—
Capital leases	4,000	3,000	1,000	—	—
Total	$6,104,000	$3,730,000	$1,259,000	$1,115,000	$—
_________________
(1) The maturity date of borrowings under the Montaur Credit Facility is August 31, 2017. On March 1, 2013, we elected to prepay all outstanding draws under the Montaur Credit Facility totaling $3,113,366, which includes interest accrued and unpaid to that date of $113,366. After such date, no principal amount is outstanding under the Montaur Credit Facility.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements, including unrecorded derivative instruments that have or are reasonably likely to have a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources. We have a large number of warrants and stock options outstanding but we do not expect to receive sufficient proceeds from the exercise of these instruments unless and until the trading price of our Common Stock is significantly greater than the applicable exercise prices of the options and warrants for a sustained period of time.

Effect of Inflation and Changes in Prices

Management does not believe that inflation and changes in prices will have a material effect on our operations.

ITEM 7A.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

    Market risk is the risk of change in fair value of a financial instrument due to changes in interest rates, equity prices, creditworthiness, financing, exchange rates or other factors. Our primary market risk exposure relates to changes in interest rates on our cash and cash equivalents. We place our investments in primarily money market funds, which we believe are subject to limited interest rate and credit risk. We currently do not hedge interest rate exposure. At December 31, 2012, we held $3.7 million in cash and cash equivalents and, due to the short-term maturities of our investments, we do not believe that a 10% change in average interest rates would have a significant impact on our interest income.

    Our outstanding debt has a fixed interest rate and, therefore, we have no exposure to interest rate fluctuations on our debt.

    We have operated primarily in the U.S., although we do, on occasion, conduct some business activities with vendors outside the U.S. While most of our expenses are paid in U.S. dollars, we make payments from time to time in the vendor’s local foreign currency. If the average exchange rates used on those payments undergo a change of 10%, we do not believe that it would have a significant impact on our results of operations or cash flows.

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The information required by this item is contained on Pages F-1 through F-31 of this Annual Report and is incorporated herein by reference.

ITEM 9A.   CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We have carried out an evaluation, under the supervision and the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2012. Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of the end of that period, our disclosure controls and procedures are effective in providing reasonable assurance that (a) the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (b) such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2012. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework.

Following our assessment, management has concluded that, as of December 31, 2012, our internal control over financial reporting is effective based on those criteria.

Our  independent registered public accounting firm that audited our consolidated financial statements included in this Annual Report on Form 10-K, Wolf & Company, P.C., has issued an attestation report on the effectiveness of our internal control over financial reporting, which is included in this Annual Report on Form 10-K below.

Independent Public Accounting Firm’s Report on Internal Control over Financial Reporting

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Echo Therapeutics, Inc.

We have audited Echo Therapeutics, Inc.'s (the “Company”) internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

In our opinion, Echo Therapeutics, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Echo Therapeutics, Inc. as of December 31, 2012 and 2011, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the years ended December 31, 2012, 2011 and 2010, and our report dated March 18, 2013, expressed an unqualified opinion on those consolidated financial statements.

/s/ Wolf & Company, P.C.

Boston, Massachusetts
March 18, 2013

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Incorporated by reference to the portions of our Definitive Proxy Statement entitled “Election of Directors,” “Directors and Executive Officers,” “The Board of Directors and its Committees,” “Audit Committee Financial Expert,” and “Section 16(a) Beneficial Ownership Reporting Compliance.”

We have adopted a Code of Business Conduct and Ethics that applies to all of our directors, officers and employees, including our principal executive officer and principal financial officer. A copy of our Code of Business Conduct and Ethics is posted on our website located at www.echotx.com.

ITEM 11.	EXECUTIVE COMPENSATION.

Incorporated by reference to the portions of our Definitive Proxy Statement entitled “Executive Compensation,” “Outstanding Equity Awards at Fiscal Year-End,” “Compensation Committee Interlocks and Insider Participation,” “Compensation Committee Report,” and “Director Compensation.”

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Incorporated by reference to the portions of our Definitive Proxy Statement entitled “Securities Ownership of Certain Beneficial Owners and Management,” “Executive Compensation,” and “Equity Compensation Plans.”

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.

Incorporated by reference to the portions of our Definitive Proxy Statement entitled “Certain Relationships and Related Transaction,” “Independence of Members of Board of Directors,” and “The Board of Directors and its Committees.”

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.

Incorporated by reference to the portions of our Definitive Proxy Statement entitled “Independent Registered Public Accounting Firm” and “Audit Committee Policy on Pre-Approval of Services of Independent Registered Public Accounting Firm.”

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(1)	Consolidated Financial Statements

The financial statements required to be filed by Item 8 of this Annual Report on Form 10-K and filed in this Item 15 are as follows:

(2)	Financial Statement Schedules

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
Date: March 18, 2013

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 18, 2013.

By:	/s/ Patrick T. Mooney
Patrick T. Mooney, M.D.
President, Chief Executive Officer

(Principal Executive Officer)

By:	/s/ Christopher P. Schnittker
Christopher P. Schnittker, C.P.A.
Senior Vice President, Chief Financial Officer
(Principal Financial Officer)

By:	/s/ Robert F. Doman
Robert F. Doman
Director

By:	/s/ Vincent D. Enright
Vincent D. Enright
Director

By:	/s/ William F. Grieco
William F. Grieco
Director

By:	/s/ James F. Smith
James F. Smith
Director

ECHO THERAPEUTICS, INC.

ECHO THERAPEUTICS, INC.
CONSOLIDATED BALANCE SHEETS

	As of December 31,
	2012	2011
ASSETS
Current Assets:
Cash and cash equivalents	$3,747,210	$8,995,571
Cash restricted pursuant to letters of credit	407,463	250,000
Accounts receivable	-	37,065
Stock subscriptions receivable	-	6,667
Current portion of deferred financing costs	968,004	100,458
Prepaid expenses and other current assets	75,626	173,750
Total current assets	5,198,303	9,563,511

Property and Equipment, at cost:
Computer equipment	367,854	298,290
Office and laboratory equipment (including assets under capitalized leases)	732,296	624,817
Furniture and fixtures	728,269	186,837
Manufacturing equipment	156,435	156,435
Leasehold improvements	818,939	187,264
	2,803,793	1,453,643
Less-Accumulated depreciation and amortization	(1,165,398)	(1,135,912)
Net property and equipment (including assets under capitalized leases)	1,638,395	317,731

Other Assets:
Restricted cash	9,740	19,739
Intangible assets, net of accumulated amortization	9,625,000	9,625,000
Deferred financing costs	3,549,328	-
Other assets	826	826
Total other assets	13,184,894	9,645,565
Total assets	$20,021,592	$19,526,807

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$2,319,219	$365,298
Deferred revenue from licensing agreements	90,228	123,708
Current portion of capital lease obligation	2,527	2,288
Derivative warrant liability	5,585,141	1,035,337
Accrued expenses and other liabilities	1,581,448	965,832
Total current liabilities	9,578,563	2,492,463
Capital lease obligation, net of current portion	1,361	3,888
Note payable, net of discount	120,834	-
Deferred revenue from licensing arrangements, net of current portion	90,228	61,867
Total liabilities	9,790,986	2,558,218

Commitments
Stockholders’ Equity:
Convertible Preferred Stock:
Series C, $0.01 par value, authorized 10,000 shares, issued and outstanding 9,974.185 at December 31, 2012 and 2011	100	100
Series D, $0.01 par value, authorized 3,600,000 shares, issued and outstanding 3,006,000 at December 31, 2012 and 2011 (preference in liquidation of $3,006,000)	30,060	30,060
Common stock, $0.01 par value, authorized 150,000,000 shares, issued and outstanding 44,373,461 and 38,543,994 shares at December 31, 2012 and 2011, respectively	443,737	385,442
Additional paid-in capital	103,658,724	98,116,327
Common stock subscribed for but not paid for or issued, 33,333 shares at December 31, 2011	-	6,667
Accumulated deficit	(93,902,015)	(81,570,007)
Total stockholders’ equity	10,230,606	16,968,589
Total liabilities and stockholders’ equity	$20,021,592	$19,526,807

See notes to the consolidated financial statements.

ECHO THERAPEUTICS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
	2012	2011	2010
Licensing revenue	$5,119	$302,059	$225,868
Other revenue	-	145,152	202,592
Total revenues	5,119	447,211	428,460
Operating Expenses:
Research and development	8,670,710	3,796,127	2,578,852
Selling, general and administrative	6,374,429	4,905,757	2,760,062
Total operating expenses	15,045,139	8,701,884	5,338,914
Loss from operations	(15,040,020)	(8,254,673)	(4,910,454)
Other Income (Expense):
Interest income	5,466	4,808	1,519
Interest expense	(504,858)	(13,926)	(37,549)
Debt financing costs	(455,000)	-	-
Qualified therapeutic research grant	-	-	244,480
Gain (loss) on extinguishment of debt/payables	-	(1,514)	183,863
Gain (loss) on disposals of assets	(21,272)	(1,348)	-
Gain (loss) on revaluation of derivative warrant liability	3,683,676	(1,762,938)	371,345
Other income (expense), net	2,708,012	(1,774,918)	763,658
Net loss	(12,332,008)	(10,029,591)	(4,146,796)
Deemed dividend on beneficial conversion feature of Series D Convertible Preferred Stock	-	(1,975,211)	-
Deemed dividend on repricing of warrants	-	(4,559,761)	-
Accretion of dividends on Convertible Perpetual Redeemable Preferred Stock	-	(157,733)	(131,659)
Net loss applicable to common shareholders	$(12,332,008)	$(16,722,296)	$(4,278,455)
Net loss per common share, basic and diluted	$(0.31)	$(0.49)	$(0.15)
Basic and diluted weighted average common shares outstanding	39,550,464	34,174,895	29,031,158

See notes to the consolidated financial statements.

ECHO THERAPEUTICS, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
YEARS ENDED DECEMBER 31, 2012, 2011 AND 2010

	Preferred Stock		Common Stock		Additional Paid-in Capital	Common Stock Subscribed	Accumulated Deficit	Total Stockholders’ Equity
	Number of Shares	Carrying Value	Number of Shares	Carrying Value
Balance at December 31, 2009	5,059	$51	27,045,792	$270,459	$74,155,716	$—	$(67,393,620)	$7,032,606
Exercise of warrants	—	—	35,714	357	(357)	—	—	—
Share-based payments — restricted stock, net of forfeitures	—	—	363,000	3,630	389,619	—	—	393,249
Share-based payments — options, net of forfeitures	—	—	—	—	164,810	—	—	164,810
Fair value of warrants issued for services	—	—	—	—	616,634	—	—	616,634
Fair value of options issued for services	—	—	—	—	59,471	—	—	59,471
Common Stock issued to charitable organization	—	—	60,000	600	112,800	—	—	113,400
Issuance of Common Stock, net of cash issuance costs of $188,333 and non-cash costs of $468,741	—	—	3,356,739	33,568	3,484,485	—	—	3,518,053
Fair value of fully vested Common Stock issued for services	—	—	265,000	2,650	462,850	—	—	465,500
Fair value of derivative warrant liabilities reclassified to additional paid-in capital	—	—	—	—	200,357	—	—	200,357
Common Stock subscription, 285,000 shares	—	—	—	—	—	285,000	—	285,000
Dividends on Series B Preferred Stock	13	—	—	—	—	—	—	—
Net loss	—	—	—	—	—	—	(4,146,796)	(4,146,796)
Balance at December 31, 2010	5,072	$51	31,126,245	$311,264	$79,646,385	$285,000	$(71,540,416)	$8,702,284
Exercise of warrants	3,225	32	2,303,456	23,035	4,896,278	—	—	4,919,345
Series B Preferred Stock redeemed for Series C Preferred Stock in warrant exercise	1,661	17	—	—	(17)	—	—	—
Series B Preferred Stock dividend paid-in-kind	16	—	—	—	—	—	—	—
Common Stock subscription, 33,333 shares	—	—	—	—	—	6,667	—	6,667
Share-based payments – restricted stock, net of forfeitures	—	—	190,000	1,900	(1,900)	—	—	—
Share-based payments – options, net of forfeitures	—	—	—	—	836,866	—	—	836,866
Issuance of Common Stock and warrants, net of cash issuance costs of $109,636 and non-cash costs of $41,363	—	—	3,550,449	35,505	6,403,984	(285,000)	—	6,154,489
Issuance of Series D Preferred Stock and warrants, net of cash issuance costs of $21,299	3,506,000	35,060	—	—	3,449,642	—	—	3,484,702
Fair value of fully vested Common Stock issued for services	—	—	138,000	1,380	447,560	—	—	448,940
Fair value of derivative warrant liabilities reclassified to additional paid-in capital	—	—	—	—	2,272,597	—	—	2,272,597
Common Stock issued in Series D Preferred Stock conversion	(500,000)	(5,000)	500,000	5,000	—	—	—	—
Common Stock and warrants issued to settle short-term note	—	—	30,000	300	35,200	—	—	35,500
Exercise of stock options	—	—	705,844	7,058	129,732	—	—	136,790
Net loss	—	—	—	—	—	—	(10,029,591)	(10,029,591)
Balance at December 31, 2011	3,015,974	$30,160	38,543,994	$385,442	$98,116,327	$6,667	$(81,570,007)	$16,968,589

ECHO THERAPEUTICS, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
YEARS ENDED DECEMBER 31, 2012, 2011 AND 2010 – (CONTINUED)

	Preferred Stock		Common Stock		Additional Paid-in Capital	Common Stock Subscribed	Accumulated Deficit	Total Stockholders’ Equity
	Number of Shares	Carrying Value	Number of Shares	Carrying Value
Exercise of warrants	—	—	165,451	1,655	210,363	—	—	212,018
Exercise of stock options	—	—	224,528	2,245	193,014	—	—	195,259
Proceeds from issuance of Common Stock, net	—	—	4,080,000	40,800	3,231,402	—	—	3,272,202
Issuance of Common Stock subscribed	—	—	—	—	6,667	(6,667)	—	—
Fair value of Common Stock and warrants issued for services	—	—	95,332	953	152,511	—	—	153,464
Fair value of derivative warrant liabilities reclassified to additional paid-in capital	—	—	—	—	61,520	—	—	61,520
Share-based compensation	—	—	1,264,156	12,642	1,686,920	—	—	1,699,562
Net loss	—	—	—	—	—	—	(12,332,008)	(12,332,008)
Balance at December 31, 2012	3,015,974	$30,160	44,373,461	$443,737	$103,658,724	$—	$(93,902,015)	$10,230,606

See notes to the consolidated financial statements.

ECHO THERAPEUTICS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2012	2011	2010
Cash Flows From Operating Activities:
Net loss	$(12,332,008)	$(10,029,591)	$(4,146,796)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	145,155	47,916	109,413
Share-based compensation, net	1,409,562	836,866	164,810
Fair value of common stock issued as charitable contribution	—	—	113,400
Fair value of common stock and warrants issued for services	153,464	448,940	935,144
Fair value of options issued for services		—	59,471
(Gain) loss on revaluation of derivative warrant liability	(3,683,676)	1,762,938	(371,345)
Non-cash (gain) loss on extinguishment of debt	—	1,514	(183,863)
Non-cash interest expense	—	12,159	35,190
Non-cash loss on disposals of assets	21,272	5,688	—
Non-cash debt financing costs	455,000	—	—
Cash received from lessor as a lease incentive	236,974	—	—
Amortization of discount on note payable	120,834	—	—
Amortization of non-cash deferred financing costs	423,126	—	—
Changes in assets and liabilities:
Accounts receivable	37,065	104,423	(11,452)
Prepaid expenses and other current assets	98,124	(79,003)	31,436
Deposits and other assets	9,999	(576)	1,750
Accounts payable	1,953,921	(240,336)	(320,078)
Deferred revenue from licensing arrangements	(5,119)	(302,059)	(225,868)
Accrued expenses and other liabilities	668,642	505,184	178,969
Net cash used in operating activities	(10,287,665)	(6,925,937)	(3,629,819)
Cash Flows from Investing Activities:
Purchase of furniture, equipment and leasehold improvements	(1,487,091)	(323,301)	(14,415)
Decrease (increase) in restricted cash	(157,463)	5,510	(265,500)
Net cash used in investing activities	(1,644,554)	(317,791)	(279,915)
Cash Flows From Financing Activities:
Proceeds from Platinum note payable	3,000,000	—	—
Proceeds from exercise of warrants	212,018	4,919,346	—
Proceeds from issuance of common stock and warrants, net of expenses	3,278,869	6,439,489	3,886,794
Principal payments for capital lease obligations	(2,288)	(2,071)	(1,874)
Proceeds from issuance of Series D Convertible Preferred Stock and warrants, net of expenses	—	2,478,701	—
Proceeds from bridge notes	—	1,000,000	250,000
Repayment of bridge notes	—	(75,000)	(50,000)
Proceeds from exercise of stock options	195,259	136,790	—
Net cash provided by financing activities	6,683,858	14,897,255	4,084,920
Net increase (decrease) in cash and cash equivalents	(5,248,361)	7,653,527	175,186
Cash and cash equivalents, beginning of period	8,995,571	1,342,044	1,166,858
Cash and cash equivalents, end of period	$3,747,210	$8,995,571	$1,342,044

See notes to the consolidated financial statements.

ECHO THERAPEUTICS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

Supplemental Disclosure of Cash Flow Information and Non Cash Financing Transactions:	For the Years Ended December 31,
	2012	2011	2010
Cash paid for interest	$515	$1,768	$2,124
Accretion of dividend on Series B Perpetual Redeemable Preferred Stock	$—	$157,733	$131,659
Deemed dividend on beneficial conversion of Series D Convertible Preferred Stock	$—	$1,975,211	$—
Issuance of common stock in settlement of short term note	$—	$35,500	$100,000
Issuance of common stock in settlement of accounts payable	$—	$—	$23,000
Issuance of common stock in connection with issuance of promissory notes	$—	$—	$48,500
Conversion of notes payable and accrued interest into Series D Convertible Preferred Stock	$—	$1,006,000	$—
Conversion of Series D Convertible Preferred Stock into Common Stock	$—	$500,000	$—
Redemption of Series B Perpetual Redeemable Preferred Stock for Series C Preferred Stock in connection with October 27, 2011 warrant exercises	$—	$1,701,672	$—
Reclassification of derivative warrant liability to additional paid-in capital	$61,520	$2,272,597	$200,357
Fair value of warrants included in stock issuance costs	$—	$41,363	$468,741
Common stock subscription receivable	$—	$6,667	$285,000
Fair value of common stock issued in connection with settlement agreement	$(82,000)	$290,000	$—
Cancellation of restricted common stock	$—	$5,250	$—
Deemed dividend on repricing of warrants	$—	$4,559,761	$—
Fair value of Commitment Warrant issued in connection with debt financing	$4,840,000	$—	$—
Fair value of Draw Warrant issued for note payable recorded as discount	$3,000,000	$—	$—
Fair value Draw Warrant issued for note payable recorded as debt financing costs	$455,000	$—	$—

See notes to the consolidated financial statements.

ECHO THERAPEUTICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)	ORGANIZATION AND BASIS OF PRESENTATION

Echo Therapeutics, Inc. (the “Company”) is a transdermal medical device company with significant expertise in advanced skin permeation technology that is primarily focused on continuous glucose monitoring and needle-free drug delivery.  The Company is developing its Prelude® SkinPrep System (“Prelude”) as a platform technology to allow for significantly enhanced and painless skin permeation that will enable two important applications:

•	analyte extraction, with the Symphony® CGM System (“Symphony”) for needle-free, continuous glucose monitoring for use in hospital critical care units and for people with diabetes; and
•	enhanced needle-free drug delivery.

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Sontra Medical, Inc., a Delaware corporation (and all significant intercompany balances have been eliminated by consolidation) and have been prepared on a basis assuming that the Company is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  Certain amounts in prior periods have been reclassified to conform to current presentation.

Liquidity and Management’s Plans

As of December 31, 2012, the Company had cash of approximately $3,747,000, a working capital deficit of approximately $4,380,000, and an accumulated deficit of approximately $93,902,000.  The Company continues to incur recurring losses from operations.  The Company will require additional capital to fund our product development, research, manufacturing and clinical programs in accordance with our current planned operations.  The Company has funded its operations in the past primarily through debt and equity issuances.  Management intends to utilize our current financing arrangements and pursue additional financing to fund its operations.  Management believes that it will be successful in meeting the milestones required under their current financing arrangement or raising additional capital. No assurances can be given that additional capital will be available on terms acceptable to the Company.  Subsequent to December 31, 2012, the Company received net proceeds from a Common Stock financing of approximately $10,666,000, of which $3,113,366 was used to fully repay the Notes we issued to Platinum-Montaur Life Sciences, LLC in connection with our $20 million non-revolving draw credit facility with Platinum-Montaur Life Sciences, LLC (see Note 9).

(2)           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with maturities of ninety days or less to be cash equivalents. Cash equivalents consisted of money market funds as of December 31, 2012 and 2011. The Company maintains its cash in bank deposit accounts which, at times, may exceed the federally insured limits.  Restricted cash consists of a $250,000 letter of credit issued in favor of one of the Company’s key product development vendors for each of the years ended December 31, 2012 and 2011 and a $157,463 letter of credit in favor of a landlord for the year ended December 31, 2012.  Non-current restricted cash as of December 31, 2012 and 2011 represents a security deposit on the Company’s leased offices.

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

Intangible Assets and Other Long-Lived Assets

The Company records intangible assets at the acquisition date fair value. In connection with the acquisition of Durham Pharmaceuticals Ltd., a North Carolina corporation doing business as Echo Therapeutics, Inc. (the “ETI Acquisition”), intangible assets related to contractual arrangements were amortized over the estimated useful life of three (3) years and ended in 2010.  Intangible assets related to technology are expected to be amortized on a straight-line basis over the period ending in 2019 and will commence upon revenue generation.

The Company reviews intangible assets annually to determine if any adverse conditions exist or a change in circumstances has occurred that would indicate impairment or a change in the remaining useful life of any intangible asset. Conditions that would indicate impairment and trigger an impairment assessment include, but are not limited to, a significant adverse change in legal factors or business climate that could affect the value of an asset, or an adverse action or assessment by a regulator. If the carrying value of an asset exceeds its undiscounted cash flows, the Company writes down the carrying value of the intangible asset to its fair value in the period identified.

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

The Company performs a regular review of the underlying assumptions, circumstances, time projections and revenue and expense estimates to decide if there is a possible impairment. In reviewing the long-lived assets relating to the ETI Acquisition as of December 31, 2012, the Company concluded that there was no impairment of the carrying value of such long-lived assets. No impairment losses were recorded for the years ended December 31, 2012, 2011 and 2010.

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

The Company's financial liabilities measured at fair value on December 31, 2012 and 2011 consists of a derivative warrant liability which is classified as Level 3 in fair value hierarchy (see Note 7). The Company uses a valuation method, the Black-Scholes option pricing model, and the requisite assumptions in estimating the fair value for the warrants considered to be derivative instruments. These assumptions include the fair value of the underlying stock, risk-free interest rates, volatility, expected life and dividend rates. The Company has no financial assets measured at fair value.

The Company may also be required, from time to time, to measure certain other financial assets at fair value on a nonrecurring basis. These adjustments to fair value usually result from application of lower-of-cost-or-market accounting or write-downs of individual assets. There were no such adjustments in the years ended December 31, 2012, 2011 and 2010.

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

Financial Instruments

The estimated fair value of the Company’s financial instruments, which include cash and cash equivalents, restricted cash, accounts receivable, accounts payable and capital lease obligation, approximates their carrying value due to the short-term nature of these instruments and their market terms.  The Company estimates the fair value of its notes payable to be its face value of $3,000,000, which exceeds the carrying value because the carrying value has been recorded net of debt discounts.

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

Segment Information

Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision maker, or decision making group, in making decisions regarding resource allocation and assessing performance. To date, the Company has viewed its operations and manages its business as principally one operating segment, which is the development of transdermal skin permeation and diagnostics medical devices and, specialty pharmaceutical drugs. As of December 31, 2012 and 2011, all of the Company’s assets were located in the United States.

Grant Income

Grants received are recognized as income when the related work is performed and the qualifying research and development costs are incurred and are presented as Other Income on the Company’s consolidated statements of operations.  The Company received a grant totaling approximately $244,500 under the Qualified Therapeutic Discovery Project Grants Program during 2010.  The Qualified Therapeutic Discovery Project Grants Program was included in the healthcare reform legislation and established a one-time pool of $1 billion for grants to small biotechnology companies developing novel therapeutics which show potential to: (a) result in new therapies that either treat areas of unmet medical need, or prevent, detect, or treat chronic or acute diseases and conditions; (b) reduce long-term health care costs in the United States; or (c) significantly advance the goal of curing cancer within the next 30-year period.

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

Income Taxes

The Company is primarily subject to U.S. federal, Massachusetts, Pennsylvania and New Jersey state income tax. Tax years subsequent to 2008 remain open to examination by U.S. federal and state tax authorities.

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

When tax returns are filed, it is highly certain that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50% likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits in the accompanying balance sheet along with any associated interest and penalties that would be payable to the taxing authorities upon examination. There was no uncertain tax position liabilities recorded at December 31, 2012 and 2011.

The Company’s policy is to recognize interest and penalties related to income tax matters in income tax expense. As of December 31, 2012 and 2011, the Company had no accruals for interest or penalties related to income tax matters.

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

Recently Issued Accounting Pronouncements

In July 2012, the FASB issued Accounting Standards Update ("ASU") No. 2012-02, Testing Indefinite-Lived Intangible Assets for Impairment, which gives companies the option to perform a qualitative assessment to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired.  If a company determines that it is more likely than not that the fair value of such an asset exceeds its carrying amount, it would not need to calculate the fair value of the asset in that year.  However, if a company concludes otherwise, it must calculate the fair value of the asset, compare that value with its carrying amount and record an impairment charge, if any.  The amendments in the ASU are effective for annual and interim indefinite-lived intangible asset impairment tests performed for fiscal years beginning after September 15, 2012, which is fiscal 2013 for the Company.  Early adoption is permitted. The Company is currently assessing its adoption plans.

In December 2011, the FASB issued ASU 2011-11, Disclosures about Offsetting Assets and Liabilities (Topic 210), that provides amendments for disclosures about offsetting assets and liabilities.  The amendments require an entity to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position.  Entities are required to disclose both gross information and net information about both instruments and transactions eligible for offset in the statement of financial position and instruments and transactions subject to an agreement similar to a master netting arrangement.  This scope would include derivatives, sale and repurchase agreements and reverse sale and repurchase agreements, and securities borrowing and securities lending arrangements.  The amendments are effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. Disclosures required by the amendments should be provided retrospectively for all comparative periods presented. For the Company, the amendment is effective for fiscal year 2013.  The Company is currently evaluating the impact these amendments may have on its disclosures.

(3)           CASH AND CASH EQUIVALENTS

As of December 31, 2012, the Company held approximately $3,747,000 in cash and cash equivalents. The Company’s cash equivalents consist solely of money market funds at a major banking institution.  From time to time, the Company may have cash balances in excess of federal insurance limits. The Company has never experienced any previous losses related to these uninsured balances.

(4)           INTANGIBLE ASSETS

The Company’s intangible assets are related to the acquisition of assets from Durham Pharmaceuticals Ltd. in 2007.  As of December 31, 2012, and 2011, intangible assets related to the ETI Acquisition are summarized as follows:

			2012		2011
	Estimated		Accumulated
	Life	Cost	Amortization	Net	Net
Contract related intangible asset:
Cato Research discounted contract	3 years	$355,000	$355,000	$—	$-
Technology related intangible assets:
Patents for the AzoneTS-based product candidates and formulation	6 years	1,305,000	—	1,305,000	1,305,000
Drug Master Files containing formulation, clinical and safety documentation used by the FDA	6 years	1,500,000	—	1,500,000	1,500,000
In-process pharmaceutical products for 2 indications	6 years	6,820,000	—	6,820,000	6,820,000
Total technology related intangible assets		9,625,000	—	9,625,000	9,625,000
Total, net		$9,980,000	$355,000	$9,625,000	$9,625,000

Intangible assets related to technology are expected to be amortized on a straight-line basis over the period ending 2019, when the underlying patents expire, and will commence upon revenue generation which the Company estimates may occur as early as the middle of 2014.

The Cato Research contract related to this intangible asset was amortized over a three year period, which ended in 2010.  Amortization expense relating to the contract was approximately $84,000 for the year ended December 31, 2010 and is included in research and development in the Consolidated Statement of Operations.

Estimated amortization expense for each of the next five years is as follows:
Year Ending December 31, 2012:	Estimated Amortization Expense
2013	$—
2014	1,604,000
2015	1,604,000
2016	1,604,000
2017	1,604,000
2018	1,604,000

(5)           OPERATING LEASE COMMITMENTS

The Company leases approximately 37,000 square feet of manufacturing, laboratory and office space in a single-story building located in Franklin, Massachusetts under a lease expiring October 31, 2007.

The Company also leases approximately 7,900 square feet of corporate office space in a multi-story building located in Philadelphia, Pennsylvania under a lease expiring May 31, 2017.

Future minimum lease payments for each of the next five years under these operating leases at December 31, 2012 are approximately as follows:

Year Ending December 31, 2012:	Franklin	Philadelphia	Total
2013	$421,000	$185,000	$606,000
2014	431,000	189,000	620,000
2015	441,000	194,000	635,000
2016	451,000	198,000	649,000
2017	383,000	83,000	466,000
Total	$2,127,000	$849,000	$2,976,000

The Company’s facilities lease expense was approximately $339,000, $224,000 and $169,000 for the years ended December 31, 2012, 2011 and 2010, respectively.

(6)           CREDIT FACILITY WITH PLATINUM-MONTAUR LIFE SCIENCES, LLC

On August 31, 2012, the Company and Platinum-Montaur Life Sciences, LLC (“Montaur”) entered into a Loan Agreement (the “Loan Agreement”) pursuant to which Montaur made a non-revolving draw credit facility (the “Credit Facility”) of up to $20,000,000 available to the Company, a substantial portion of which is subject to the successful achievement of certain clinical and regulatory milestones set forth in the Loan Agreement, with an initial available principal amount of $5,000,000 (the “Maximum Draw Amount”).  The Company issued to Montaur a Promissory Note dated August 31, 2012 (the “Note”), with a maturity date of five years from the date of closing (the “Maturity Date”).  The Company has used the proceeds from the Credit Facility to fund operations.

The principal balance of each draw will bear interest from the applicable draw date at a rate of 10% per annum, compounded monthly. The accrued interest expense for the year ended December 31, 2012 was approximately $61,000 and is included in interest expense. The Company is required to make interest payments on the principal amount due in connection with each draw on the first business day of each month until the Maturity Date.  The Company is also required to make a mandatory prepayment on each interest payment date of an amount equal to one-third of its total revenue for the then prior fiscal quarter, up to the maximum amount outstanding under the Note at that time.  The Company is not, however, required to make such interest payment or mandatory prepayment if doing so would reduce the Company’s cash and cash equivalents to less than $5,000,000.  Any amounts not previously paid in full will be due and payable on the Maturity Date.  The Company will have the right to permanently prepay any draw, in whole or in part, prior to the Maturity Date.

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

Pursuant to the Loan Agreement, the Company issued Montaur a warrant to purchase 4,000,000 shares of its Common Stock, with a term of five years and an exercise price of $2.00 per share (the “Commitment Warrant”).  The fair value of the warrant was determined to be approximately $4,840,000 and was recorded as a deferred financing cost that will be amortized to interest expense over the term of the Note.  Of this cost, $968,004 is reflected in Current Assets, representing the portion which will be amortized over the next twelve months. Amortization of the deferred financing cost for the year ended December 31, 2012 was $323,000 and is included in interest expense.

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

On September 14, 2012, the Company submitted a draw request to Montaur in the amount of $3,000,000 in the form required by the Loan Agreement (the “September Request”).  The Company ultimately received the $3,000,000 of draws in the following increments.  $1,000,000 on September 20, 2012, $500,000 on October 17, 2012, and $1,500,000 on November 6, 2012.  These draws were recorded on the Consolidated Balance Sheet under note payable, net of the initial $3,000,000 in discounts recorded related to the warrants issued and described below.  We have accrued interest of approximately $61,000 on the $3,000,000 note payable at a rate of 10% per annum, compounded monthly through the year ended December 31, 2012.

In accordance with the Loan Agreement and as a result of funding received from Montaur, the Company issued to Montaur separate warrants concurrent with the three draws above to purchase 1,000,000, 500,000 and 1,500,000 shares of Common Stock each with a term of five years, and exercise prices of $2.13, $2.27 and 2.11 per share, respectively.  The fair value of the warrants issued of $3,000,000 was determined to be approximately $3,455,000, of which $3,000,000 was treated as a debt discount and is being accreted to interest expense over the term of the Note.  Amortization of the debt discount for the year ended December 31, 2012 was approximately $121,000 and is included in interest expense in the Consolidated Statement of Operations.  The excess of the fair value of the warrants over the amount drawn under the note payable of approximately $455,000 was expensed at issuance and recorded as debt financing costs in the Consolidated Statement of Operations for the year ended December 31, 2012.  The carrying value of the note payable at December 31, 2012 was the accreted balance of $120,834.

Subsequent Event

On March 1, 2013, the Company elected to prepay all outstanding draws under the Montaur Credit Facility totaling $3,113,366, which includes interest accrued and unpaid to that date of $113,366.  After such date, no principal amount is outstanding under the Credit Facility.  Concurrent with this prepayment, the Company recorded non-cash interest expense of approximately $2,800,000 in 2013 relating to the unamortized debt discount on the outstanding draws paid off.

(7)           DERIVATIVE WARRANT LIABILITY

Derivative financial instruments are recognized as a liability on the consolidated balance sheet and measured at fair value.

At December 31, 2012 and 2011, the Company had outstanding warrants to purchase 12,540,040 and 7,527,529 shares of its common stock, respectively. Included in these outstanding warrants at December 31, 2012 and 2011 are warrants to purchase 7,360,153 and 725,142 shares, respectively, that are considered to be derivative instruments since the agreements contain “down round” provisions whereby the number of shares covered by the warrants is subject to change in the event of certain dilutive stock issuances. The fair value of these derivative instruments at December 31, 2012 and 2011 was approximately $5,585,000 and $1,035,000, respectively, and is included in Derivative Warrant Liability, a current liability. Changes in fair value of the derivative financial instruments are recognized currently in the Statements of Operations as a Gain (Loss) on Revaluation of Derivative Warrant Liability. The changes in the fair value of the derivative warrant liability for the years ended December 31, 2012, 2011 and 2010 resulted in a gain (loss) of approximately $3,684,000, $(1,763,000) and $371,000, respectively.

The primary underlying risk exposure pertaining to the warrants is the change in fair value of the underlying common stock for each reporting period. Of the total warrants exercised in 2012 and 2011, warrants to purchase 1,419,470 shares of Common Stock were exercised in 2011 pursuant to a cashless exercise provision.  No warrants were exercised in 2012 pursuant to a cashless exercise provision.

For the years ended December 31, 2012 and 2011, warrants with down round provisions to purchase 165,451 and 653,150 shares, respectively, were exercised and certain anti-dilution rights were waived (see Note 12) which resulted in a reclassification to additional paid-in capital in the amount of approximately $62,000 and $2,273,000, respectively.

The table below presents the changes in the Level 3 derivative warrant liability measured at fair value on a recurring basis:

	2012	2011
Liabilities:
Derivative warrant liability as of January 1	$1,035,337	$1,544,996
Warrants issued under Montaur credit facility	8,295,000	-
Total unrealized losses included in net loss (1)	500,000	2,191,147
Total realized losses included in net loss (1)	1,438	978,678
Total unrealized gains included in net loss (1)	(4,077,433)	(1,377,261)
Total realized gains included in net loss (1)	(107,681)	(29,626)
Reclassification of liability to additional paid-in capital for warrants	(61,520)	(2,272,597)
Derivative warrant liability as of December 31	$5,585,141	$1,035,337
________________________
(1) Included in gain or loss on revaluation of derivative warrant liability in the Consolidated Statement of Operations.

(8)           PREFERRED STOCK

The Company is authorized to issue up to 40,000,000 shares of preferred stock with such rights, preferences and privileges as are determined by the Board of Directors.

Series B Perpetual Redeemable Preferred Stock and Warrant Financing

The Company had authorized 40,000 share of non-convertible Series B Perpetual Preferred Stock, $0.01 par value (“Series B Stock”).  After giving effect to an exchange in October 2011 where certain warrants to purchase Common Stock were exercised and, in lieu of delivering to the Company the cash exercise price for such warrant exercises, the investor surrendered an aggregate of 170.1672 shares of Series B Stock with a redeemable value of $1,701,672.  As a part of the exchange, the Company issued an aggregate of 1830.895 shares of Series C Stock.  After giving effect to the exchange, the Company has no authorized, issued or outstanding Series B stock.

Series C Convertible Preferred Stock

The Company has authorized 10,000 shares of Series C Stock, of which 9,974.185 shares were issued and outstanding as of December 31, 2012 and 2011. The Series C Stock was created on June 30, 2009.

Key terms of the Series C Stock are as follows:

•
Pursuant to the terms of the Certificate of Designation, Preference and Rights of Series C Preferred Stock (the “Series C Certificate”), each share of Series C Stock is initially convertible into 10,000 shares of Common Stock, subject to adjustment for stock splits, combinations or similar events.

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

Series D Convertible Preferred Stock

The Company has authorized 3,600,000 shares of Series D Preferred Stock (the “Series D Stock”), of which 3,006,000 shares were issued and outstanding as of December 31, 2012 and December 31, 2011.

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

On October 19, 2011, an investor converted 500,000 shares of Series D Stock into 500,000 shares of Common Stock.

(9)           COMMON STOCK

The Company has authorized 150,000,000 shares of Common Stock, $0.01 par value per share, of which 44,373,461 and 38,543,994 shares were issued and outstanding as of December 31, 2012 and December 31, 2011, respectively.

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

Through December 31, 2010, the Company had entered into subscription agreements with certain strategic institutional and accredited investors in connection with the November 2010 Financing for a total of 68.8 units. The Company received gross proceeds from these subscriptions in the amount of $1,720,000. The Company received proceeds of $100,000 in the form of extinguishment of a Short-Term Note issued by the Company on September 28, 2010, which included principal and interest. Additionally, the Company had received a commitment for an additional 11.4 Units for which the expected proceeds of $285,000 had not been received as of December 31, 2010.  This was treated as a stock subscription receivable as of December 31, 2010. The proceeds of $285,000 were received and stock issued in January and February 2011.

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

In 2011, the Company entered into a subscription agreement with certain strategic institutional and accredited investors in connection with the November 2010 Financing for a total of 35.66 Units. The Company received proceeds from these subscriptions in the amount of $891,500, which included proceeds of $25,000 in the form of extinguishment of a 2010 Short Term Promissory Note issued by the Company on September 24, 2010. Pursuant to these November 2010 Financing closings that occurred in 2011, the Company issued an aggregate of 445,750 Series 1 Warrants and 445,750 Series 2 Warrants to the investors.

Placement Agent Arrangements for 2010 Financings

On June 30, 2009, the Company entered into an engagement letter with Burnham Hill Partners LLC (“Burnham”) pursuant to which Burnham provided placement agent services to the Company in connection with the Series B Financing.  The Company agreed to pay Burnham (a) a cash fee of $200,000 (the “Series B Fee”) which was due and payable upon the earlier of (i) the Company having a net cash balance in excess of $2,000,000 or (ii) October 1, 2009; and (b) warrants to acquire 400,000 shares of Common Stock, with a term of five years, an exercise price per share equal to 105% of the closing bid price of our Common Stock on June 30, 2009.

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

On September 15, 2010, the Company retained LifeTech Capital, a division of Aurora Capital, LLC (“LifeTech”), as a placement agent.  The Company agreed to pay LifeTech for its services as follows: (a) a cash fee equal to seven percent (7%) of the gross cash proceeds in excess of $150,000 received by the Company in connection with the November 2010 Financing from investors introduced to the November 2010 Financing by LifeTech; and (b) warrants to acquire a number of shares of Common Stock equal to 10% of the securities sold to investors introduced to the November 2010 Financing by LifeTech.  The warrants are identical to those issued to the investors in the November 2010 Financing, except that they include a cashless exercise provision.  LifeTech also received an up-front cash fee of $10,000 for financial advisory services.  In connection with the November 2010 Financing, the Company paid cash fees of $8,750 and $7,875 in 2010 and 2011, respectively, and issued LifeTech warrants to purchase 13,750 shares of Common Stock at an exercise price of $1.50 per share and 13,750 shares of Common Stock at an exercise price of $2.50 per share with a combined fair value of approximately $25,000 which was recorded as non-cash stock issuance cost in 2010. The Company issued LifeTech warrants to purchase 5,625 shares of Common Stock at an exercise price of $1.50 per share and warrants to purchase 5,625 shares of Common Stock at an exercise price of $2.50 per share, for a combined fair value of approximately $11,000 which was recorded as a non-cash stock issuance cost in 2011.

On December 29, 2010, the Company also retained Monarch Capital Group, LLC (“Monarch”) as a placement agent.  The Company agreed to pay Monarch for its services as follows: (a) a cash fee equal to seven percent (7%) of the gross cash proceeds received by the Company in connection with the November 2010 Financing from investors introduced to the November 2010 Financing by Monarch; and (b) warrants to acquire a number of shares of Common Stock equal to 10% of the securities sold to investors introduced to the November 2010 Financing by Monarch.  The warrants are identical to those issued to the investors in the November 2010 Financing.  The Company paid cash fees to Monarch of $29,750 and $19,250 in 2010 and 2011, respectively. The Company has issued Monarch warrants to purchase 21,250 shares of Common Stock at an exercise price of $1.50 per share and 21,250 shares of Common Stock at an exercise price of $2.50 per share pursuant to this arrangement with a combined fair value of approximately $42,000 which was recorded as non-cash stock issuance cost in 2010. The Company issued Monarch warrants to purchase 13,750 shares of Common Stock at an exercise price of $1.50 per share and warrants to purchase 13,750 shares of Common Stock at an exercise price of $2.50 per share, for a combined fair value of approximately $30,000 which was recorded as a non-cash stock issuance cost in 2011.

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

December 2012 Financings

On December 19, 2012, the Company entered into Stock Purchase Agreements with accredited investors pursuant to which the Company issued and sold an aggregate of 400,000 shares of the Company’s Common Stock at a purchase price of $0.80 per share, for aggregate consideration of $320,000 in cash.

On December 20, 2012, the Company entered into an underwriting agreement (the “Underwriting Agreement”) with Aegis Capital Corp. with respect to the issuance and sale of an underwritten public offering by the Company of 3,200,000 shares of the Company’s Common Stock, at a price to the public of $0.95 per share with a 45-day option to purchase up to an additional 480,000 shares. The Underwriting Agreement contains customary representations, warranties and agreements by the Company, customary conditions to closing, indemnification obligations of the Company and the Underwriters, including for liabilities under the Securities Act of 1933, as amended (the “Securities Act”), other obligations of the parties and termination provisions.

The net proceeds to the Company, after deducting the underwriting discount and other offering expenses payable by the Company, from the sale of 3,680,000 shares (including 480,000 shares sold pursuant to the over-allotment option) in the offering were approximately $3,036,000. The Company expects to use the net proceeds of the offering for general corporate purposes, including manufacturing ‘get ready’ and key equipment purchases; planned clinical trial expenses; sales and marketing channel preparations; European operations planning; other research and development expenses and general and administrative expenses.

January 2013 Financing (Subsequent Event)

On January 31, 2013 and February 1, 2013, the Company entered into underwriting agreements (collectively, the “Underwriting Agreements”) with Aegis Capital Corp. as a representative of both underwriters (collectively, the “Underwriters”), with respect to the issuance and sale in an underwritten public offering by the Company of an aggregate 13,633,333 shares of the Company’s Common Stock, at a price to the public of $0.75 per share with a 45-day option to purchase up to an additional 2,045,000 shares. The Underwriting Agreements contain customary representations, warranties and agreements by the Company, customary conditions to closing, indemnification obligations of the Company and the Underwriters, including for liabilities under the Securities Act of 1933, as amended, other obligations of the parties and termination provisions.

The net proceeds to the Company, after deducting the underwriting discount and other offering expenses payable by the Company, from the sale of 15,678,333 shares (including 2,045,000 shares sold pursuant to the over-allotment option) in the offering were approximately $10,666,000. At the time of the offering, the Company expected to use a portion of the net proceeds of the offering to pay off the Notes issued to Platinum-Montaur Life Sciences, LLC in connection with the $20 million non-revolving draw credit facility with Platinum-Montaur Life Sciences, LLC. The Notes were scheduled to mature on August 31, 2017.  As of March 1, 2013, the entire balance under the Notes was $113,366, which included $3,000,000 of principal and $113,366 of accrued and unpaid interest.  See Note 6 for the subsequent repayment of this debt on March 1, 2013.

Stock Issued in Exchange for Services

During the years ended December 31, 2012, 2011 and 2010, the Company issued 95,332, 138,000 and 265,000 shares of Common Stock, respectively, with a fair value of $153,464, $449,000 and $466,000, respectively, to vendors in exchange for their services.  The Company recorded expense related to these issuances, which represents the fair value of the related stock at the time of issuance, to Selling, General and Administrative expense.

(10)           STOCK OPTIONS

In March 2003, the Company’s shareholders approved its 2003 Stock Option and Incentive Plan (the “2003 Plan”). Pursuant to the 2003 Plan, the Company’s Board of Directors (or its committees and/or executive officers delegated by the Board of Directors) may grant incentive and nonqualified stock options, restricted stock, and other stock-based awards to the Company’s employees, officers, directors, consultants and advisors. As of December 31, 2012, the maximum aggregate number of shares that may be authorized for issuance under the 2003 Plan for all periods is 1,600,000 shares. As of December 31, 2012, there were 311,250 restricted shares of Common Stock issued and options to purchase an aggregate of 821,250 shares of Common Stock outstanding under the 2003 Plan and 422,750 shares available for future grants.

In May 2008, the Company’s shareholders approved the 2008 Equity Compensation Plan (the “2008 Plan”). The 2008 Plan provides for grants of incentive stock options to employees and nonqualified stock options and restricted stock to employees, consultants and non-employee directors of the Company. In July 2010, the Company’s shareholders approved an amendment to the 2008 Plan to increase the maximum number of shares of Common Stock available under the Plan by 2,000,000 shares to 4,700,000 shares.  In June 2012, the Company’s shareholders approved an amendment to the 2008 Plan to increase the maximum number of shares available under the Plan by 5,300,000 shares to 10,000,000 shares.  As of December 31, 2012, there were restricted shares of Common Stock issued and options to purchase an aggregate of 4,442,239 shares of Common Stock outstanding under the 2008 Plan and 5,377,761 shares available for future grants.

The tables below show the remaining shares available for future grants for each plan and the outstanding shares.

	Stock Option Plans
	2003	2008
Shares Available For Issuance:
Total reserved for stock options and restricted stock	1,600,000	10,000,000
Restricted stock issued net of cancellations	(311,250)	(2,568,906)
Stock options granted	(1,544,491)	(2,545,000)
Add back options cancelled before exercise	678,491	541,667
Options cancelled by plan vote	-	-
Remaining shares available for future grants	422,750	5,427,761
			Not Pursuant to a Plan
Total granted	1,544,491	2,545,000	3,100,000
Less: Options cancelled	(678,491)	(541,667)	(1,383,334)
Options exercised	(356,000)	(130,000)	(666,666)
Shares outstanding, before restricted stock	510,000	1,873,333	1,050,000
Restricted stock issued, net of cancellations	311,250	2,568,906	284,844
Outstanding shares at December 31, 2012	821,250	4,442,239	1,334,844

Share-Based Compensation - Options

For options issued and outstanding during the years ended December 31, 2012, 2011 and 2010, the Company recorded additional paid-in capital and non-cash compensation expense of $938,537, $836,866 and $164,810, respectively, each net of estimated forfeitures.

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

The assumptions used principally for options granted to employees in the years ended December 31, 2012 and 2011 were as follows:

	2012	2011
Risk-free interest rate	0.92% - 2.05%	1.80% - 3.47%
Expected dividend yield	—	—
Expected term	6.5 years	6.5 years
Forfeiture rate (excluding fully vested options)	15%	15%
Expected volatility	131% - 142%	137% - 142%

A summary of option activity under the Company’s stock plans and options granted to officers of the Company outside any plan as of December 31, 2012 and changes during the year then ended is presented below:

Options:	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2012	3,395,103	$1.68
Granted	700,000	$1.66
Exercised	(237,666)	$0.94
Forfeited or expired	(424,105)	$3.76
Outstanding at December 31, 2012	3,433,332	$1.47	6.11 years	$885,300
Exercisable at December 31, 2012	2,241,332	$1.06	5.48 years	$885,300

The weighted-average grant-date fair value of options granted during the year ended December 31, 2012 was $1.66 per share. As of December 31, 2012, there was approximately $2,097,000 of total unrecognized compensation expense related to non-vested share-based option arrangements. With the exception of the unrecognized share-based compensation related to certain restricted stock grants to officers and employees that contain performance conditions related to United States Food and Drug Administration (FDA) approval for Symphony or the sale of the Company, unrecognized compensation is expected to be recognized over the next 12 months.

(11)           RESTRICTED STOCK

Share-Based Compensation – Restricted Stock

For restricted stock issued and outstanding during the years ended December 31, 2012, 2011 and 2010, the Company incurred non-cash compensation expense of $574,024, $323,463 and $393,249, respectively, each net of estimated forfeitures.

As of December 31, 2012, the Company had outstanding restricted stock grants of 3,160,417 shares with a weighted-average grant-date value of $1.66.  A summary of the status of the Company’s non-vested restricted stock grants as of December 31, 2012, and changes during the year ended December 31, 2012 is presented below:

Non-vested Shares:	Shares	Weighted- Average Grant-Date Fair Value
Non-vested shares at January 1, 2012	1,819,594	$1.72
Granted	1,314,156	$1.72
Grants made in prior periods, now becoming restricted	220,000	$0.92
Vested	(143,333)	$2.12
Forfeited	(50,000)	$1.84
Non-vested shares at December 31, 2012	3,160,417	$1.66

Of the 3,160,417 shares of non-vested restricted stock, vesting criteria are as follows:

•	1,679,594 shares of restricted stock vest upon the FDA approval of Symphony or the sale of the Company;
•	220,000 shares of restricted stock vest upon the sale of the Company; and
•	1,260,823 shares of restricted stock vest over 4 years, at each of the anniversary dates of the grants.

As of December 31, 2012, there was approximately $1,861,000 of total unrecognized compensation expense related to non-vested share-based restricted stock arrangements granted under the Company’s equity compensation plans that vest over time in the foreseeable future. As of December 31, 2012, the Company cannot estimate the timing of completion of the performance vesting requirements required by certain of these restricted stock grant arrangements.  Compensation expense related to these restricted share grants will be recognized when the Company concludes that achievement of the performance vesting conditions is probable.

(12)           WARRANTS

The Company uses valuation methods and assumptions that consider among other factors the fair value of the underlying stock, risk-free interest rate, volatility, expected life and dividend rates in estimating fair value for the warrants considered to be derivative instruments.  The following assumptions were utilized by the Company:

	2012	2011
Risk-free interest rate	0.70% - 2.23%	3.36% - 3.75%
Expected dividend yield	—	—
Expected term (contractual term)	0.06 - 5 years	2 years
Forfeiture rate	—	—
Expected volatility	123% - 144%	142%

Expected volatilities are based on historical volatility of the Common Stock using historical periods consistent with the expected term of the warrant. The risk-free rate is based on the yield of a U.S. Treasury security with a term consistent with the warrant.

In the years ended December 31, 2012 and 2011, the Company issued warrants with a fair value of approximately $8,655,000 and $11,191,000, respectively.  Included in this warrant fair value are warrants with a fair value of approximately $4,840,000 and $41,000 recorded as a debit to deferred financing costs and credit to additional paid-in capital for stock issuance costs related to the Montaur Credit Facility (see Note 6) and 2011 financings to deferred financing costs (see Note 9), respectively. The warrants issued in the years ended December 31, 2012 and 2011 generally have a term of 2 to 5 years, a non-redeemable feature, and a cashless exercise provision. Certain of these warrants have a standard weighted average anti-dilution protection and piggy back registration rights.

At December 31, 2012, the Company had the following outstanding warrants:

	Number of
	Shares	Exercise	Date of
	Exercisable	Price	Expiration
Outstanding warrants in derivative warrant liability:
Granted to financial investment advisor	7,500	$1.26	2/11/2013
Granted to investors in private placement	154,990	$0.50	2/11/2013
Granted to investors in private placement	197,663	$1.44	3/24/2013
Granted to debtor as a Commitment warrant	4,000,000	$2.00	8/31/2017
Granted to debtor as a Draw warrant	1,000,000	$2.13	9/20/2017
Granted to debtor as a Draw warrant	500,000	$2.27	10/17/2017
Granted to debtor as a Draw warrant	1,500,000	$2.11	11/6/2017
Total outstanding warrants accounted for as derivative warrant liability	7,360,153
Weighted average exercise price		$2.01
Weighted average time to expiration in years			4.50 years
Outstanding warrants in equity:
Granted to investors in private placement of preferred stock	32,249	$1.00	9/30/2013
Granted to investors in private placement of preferred stock	198,333	$1.50	10/28/2013
Granted to investors in private placement of preferred stock	390,000	$0.75	2/28/2014
Granted to vendor	60,000	$0.60	3/15/2014
Granted to investors in private placement	400,000	$1.59	6/30/2014
Granted to investors in private placement	768,000	$2.00	11/13/2014
Granted to placement agent in private placement	256,906	$1.50	11/13/2014
Granted to investors in private placement	63,000	$2.00	12/3/2014
Granted to investors in private placement	341,325	$2.25	2/9/2015
Granted to placement agents in private placement	28,500	$2.25	2/9/2015
Granted to investor in private placement	6,375	$2.25	3/18/2015
Granted to financial investment advisor	100,000	$1.50	2/10/2013
Granted to financial investment advisor	10,367	$2.00	3/3/2013
Granted to investors in private placement	245,750	$1.50	1/4/2013
Granted to investors in private placement	245,750	$2.50	1/4/2013
Granted to placement agent in private placement	18,125	$1.50	1/4/2013
Granted to placement agent in private placement	18,125	$2.50	1/4/2013
Granted to investors in private placement	255,000	$1.50	2/3/2013
Granted to investors in private placement	280,000	$2.50	2/3/2013
Granted to placement agent in private placement	1,250	$1.50	2/3/2013
Granted to placement agent in private placement	1,250	$2.50	2/3/2013
Granted to investors in private placement	250,000	$1.50	2/8/2013
Granted to investors in private placement	250,000	$2.50	2/8/2013
Granted to investors in private placement	959,582	$3.00	12/7/2014
Total outstanding warrants accounted for as equity	5,179,887
Weighted average exercise price		$2.00
Weighted average time to expiration in years			1.18 years
Totals for all warrants outstanding:
Total	12,540,040
Weighted average exercise price		$2.01
Weighted average time to expiration in years			3.13 years

A summary of warrant activity in the year ended December 31, 2012 is as follows:

Warrants:	Shares	Weighted- Average Exercise Price
Outstanding at January 1, 2012	7,527,529	$1.92
Granted	7,020,339	$1.44
Exercised	(165,451)	$1.28
Forfeited or expired	(1,842,377)	$1.90
Outstanding at December 31, 2012	12,540,040	$2.01

Exercise of Common Stock Warrants

During 2012, warrants to purchase 165,451 shares of Common Stock were voluntarily exercised, resulting in cash proceeds to the Company of approximately $212,000.

During 2011, warrants to purchase 1,419,470 shares of Common Stock were voluntarily exercised through cashless exercises provisions, resulting in the issuance of 744,243 shares of Common Stock.

During 2011, warrants to purchase 6,615,298 shares of Common Stock were voluntarily exercised, resulting in cash proceeds to the Company of approximately $6,628,000. No such warrant exercises in exchange for cash occurred in 2010.  Also during 2011, the Company encouraged certain holders of its warrants to exercise their warrants by reducing the exercise prices provided they elected to simultaneously exercise for cash proceeds. Of the 6,615,298 warrant exercises, warrants to purchase an aggregate of 4,548,928 shares of Common Stock were exercised under this arrangement during the year ended December 31, 2011 and cash proceeds of $4,471,631 from these transactions were received.  As a result of the reductions in exercise price, the Company recorded $4,559,761 in deemed dividends for the year ended December 31, 2011 in the Consolidated Statement of Operations.

(13)           INCOME TAXES

No provision or benefit for federal or state income taxes has been recorded because the Company has incurred a net loss for all periods presented and has provided a valuation allowance against its deferred tax assets.

At December 31, 2012, the Company had gross federal net operating loss carryforwards of approximately $68,500,000, which begin expiring in 2018.  The Company had gross state net operating loss carryforwards of approximately $21,000,000, which begin expiring in 2013.  The Company also had federal research and development tax credit carryforwards of approximately $1,486,000 which will begin to expire in 2018.  The United States Tax Reform Act of 1986 contains provisions that may limit the Company’s net operating loss carryforwards available to be used in any given year in the event of significant changes in the ownership interests of significant stockholders, as defined.  The effect of an ownership change would be the imposition of an annual limitation on the use of NOL carryforwards attributable to periods before the change. The amount of the annual limitation depends upon the value of the Company immediately before the change, changes to the Company’s capital during a specified period prior to the change, and the federal published interest rate.

Significant components of the Company’s net deferred tax asset are as follows:

	December 31,
	2012	2011
Deferred Tax Assets/(Liabilities):
Net operating loss carryforwards	$24,428,000	$19,913,000
Research credit carryforward	1,486,000	1,344,000
Acquired intangible assets, net	(3,724,000)	(3,781,000)
Restricted stock and warrants	222,000	—
Other temporary differences	219,000	156,000
Total deferred tax assets, net	22,631,000	17,632,000
Valuation allowance	(22,631,000)	(17,632,000)
Net deferred tax asset	$—	$—

The Company has maintained a full valuation allowance against its deferred tax items in both 2012 and 2011. A valuation allowance is required to be recorded when it is more likely than not that some portion or all of the net deferred tax assets will not be realized. Since the Company cannot be assured of realizing the net deferred tax asset, a full valuation allowance has been provided.

The Company has no uncertain tax positions as of December 31, 2012 and 2011 that would affect its effective tax rate. The Company does not anticipate a significant change in the amount of unrecognized tax benefits over the next twelve months. Because the Company is in a loss carryforward position, the Company is generally subject to US federal and state income tax examinations by tax authorities for all years for which a loss carryforward is available.  If and when applicable, the Company will recognize interest and penalties as part of income tax expense.

Income taxes computed using the federal statutory income tax rate differs from the Company’s effective tax rate primarily due to the following:

	Years Ended December 31,
	2012	2011	2010
Income taxes benefit (expense) at statutory rate	34.0%	35.0%	35.0%
State income tax, net of federal benefit	(4.7)%	(2.2)%	(0.5)%
Permanent Differences:
Gain/loss or revaluation of derivative warrant liability	10.2%	(6.2)%	3.1%
Stock-based compensation expense	(2.6)%	(2.9)%	(1.4)%
Stock issues for services	—%	(1.6)%	(8.6)%
Loss on extinguishment of debt	—%	—%	1.6%
Other	(2.2)%	—%	(3.5)%
R&D credits	—%	(0.6)%	2.5%
Change in valuation allowance	(34.7)%	(21.5)%	(28.2)%
	—%	—%	—%

(14)           LITIGATION

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

On December 20, 2011, the Company and Dr. Mooney entered into a Settlement and Release Agreement (the “Settlement Agreement”) with Mr. Mitchell in order to allow the Company’s senior management team to focus its full attention on product development and business operations.  In accordance with the Settlement Agreement, the Company agreed to (i) pay Mr. Mitchell a settlement payment in the gross amount of $125,000, to be paid in installments over a three month period, (ii) pay Mr. Mitchell’s full monthly COBRA premium for six months, and (iii) fully vest 100,000 shares of restricted Common Stock (the “Shares”) held by Mr. Mitchell.  The Shares were not fully vested until January 2012 when the Company received confirmation of Mr. Mitchell’s dismissal of his lawsuit, thereby leaving an outstanding settlement accrued liability of $369,840 at December 31, 2011, which includes $290,000, representing the fair value of the Common Stock to be issued, in the Company’s consolidated balance sheet as of December 31, 2011.  This liability was fully satisfied in January 2012 for Common Stock with a fair value of $208,000 resulting in a reduction to share-based compensation of $82,000 in 2012.

(15)           LICENSING AND OTHER REVENUE

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

The Company received a licensing fee of $750,000 upon execution of the Ferndale License. In addition, the Company will receive a payment of $750,000 within ninety (90) days after receipt of the FDA’s 510(k) medical device clearance of Prelude. Ferndale will pay the Company an escalating royalty on net sales of Prelude product components.  The Company will also receive milestone payments based on Ferndale’s achievement of certain net sales targets of the product components, as well as guaranteed minimum annual royalties. The Company recognizes the upfront, nonrefundable payments as revenue on a straight-line basis over the contractual or estimated performance period.  Accordingly, the Company determined that approximately $241,000 and $105,000 of the non-refundable license revenue was recognizable in the years ended December 31, 2011 and 2010, respectively.  As of December 31, 2011, the Company had recognized the entire $750,000 as license revenue.

Other Revenue — The Company has retained contract engineering services in connection with product development pursuant to the Ferndale License and the Company is reimbursed by Ferndale for the cost of those product development engineering services. Other Revenue of approximately $145,000 and $203,000 relates to product development costs incurred during the year ended December 31, 2011 and 2010, respectively, and reimbursed by Ferndale. The related expenses billed to the Company are included in Research and Development expenses on the Statements of Operations. There was no markup on those expenses.

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

The Company recognizes the upfront, nonrefundable payments as revenue on a straight-line basis over the contractual or estimated performance period.  Accordingly, the Company determined that approximately $5,000, $61,000 and $121,000 of the non-refundable license revenue was recognizable in the years ended December 31, 2012, 2011 and 2010, respectively. Approximately $90,000 is recognizable over the next 12 months and is shown as current deferred revenue. The remaining $90,000 is recognizable as revenue beyond the 12 month period and is classified as non-current.

(16)    SUBSEQUENT EVENTS

     Management has evaluated events subsequent to December 31, 2012.  Other than as discussed in Note 6 and Note 9, there are no subsequent events that require adjustment to or disclosure in the Financial Statements.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Echo Therapeutics, Inc.

We have audited the accompanying consolidated balance sheets of Echo Therapeutics, Inc. as of December 31, 2012 and 2011, and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for the years ended December 31, 2012, 2011 and 2010. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Echo Therapeutics, Inc. as of December 31, 2012 and 2011, and the results of its operations, its changes in stockholders’ equity, and its cash flows for the years ended December 31, 2012, 2011 and 2010, in conformity with U.S. generally accepted accounting principles.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Echo Therapeutics, Inc.'s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 18, 2013 expressed an unqualified opinion on the effectiveness of Echo Therapeutics, Inc.’s internal control over financial reporting.

/s/ WOLF & COMPANY, P.C.

Boston, Massachusetts
March 18, 2013

EXHIBIT INDEX

Exhibit Number	Description of Document
3.1	Amended and Restated Certificate of Incorporation dated June 20, 2012 is incorporated by reference to Exhibit 3.1 of the Company’s Quarterly Report on Form 10-Q filed November 8, 2012.
3.2	Bylaws of the Company is incorporated herein by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed June 9, 2008.
3.3
Certificate of Designation, Preferences and Rights of Series C Preferred Stock dated July 19, 2012 is incorporated by reference to Exhibit 3.2 of the Company’s Quarterly Report on Form 10-Q filed November 8, 2012.

3.4
Certificate of Designation, Preferences and Rights of Series D Preferred Stock dated July 19, 2012 is incorporated by reference to Exhibit 3.3 of the Company’s Quarterly Report on Form 10-Q filed November 8, 2012.

4.1	Form of Warrant to Purchase Shares of Common Stock is incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed June 18, 2007.
4.2	Form of Warrant to Purchase Shares of Common Stock is incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-QSB for the period ended September 30, 2007.
4.3	Form of Warrant to Purchase Shares of Common Stock is incorporated herein by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed February 13, 2008.
4.4	Form of Warrant to Purchase Shares of Common Stock is incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed March 26, 2008.
4.5	Form of Warrant to Purchase Shares of Common Stock is incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed October 6, 2008.
4.6	Form of Warrant to Purchase Shares of Common Stock is incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed November 3, 2008.
4.7	Form of Warrant to Purchase Shares of Common Stock is incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed April 14, 2009.
4.8	Form of Warrant to Purchase Shares of Common Stock is incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed November 18, 2009.
4.9	Form of Warrant to Purchase Shares of Common Stock is incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed December 3, 2009.
4.10	Form of Warrant to Purchase Shares of Common Stock is incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed February 4, 2010.
4.11	Form of Series-2 Common Stock Purchase Warrant is incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed November 10, 2010.
4.12	Form of Series 1 Common Stock Purchase Warrant is incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed February 14, 2011.
4.13	Form of Warrant to Purchase Shares of Common Stock is incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed December 6, 2011.
4.14
Commitment Fee Warrant issued to Platinum-Montaur Life Sciences, LLC on August 31, 2012 is incorporated by reference to Exhibit 4.1 of the Company’s Quarterly Report on Form 10-Q filed November 8, 2012.

4.15	Form of Draw Warrant issued to Platinum-Montaur Life Sciences, LLC is incorporated by reference to Exhibit 4.2 of the Company’s Quarterly Report on Form 10-Q filed November 8, 2012.
10.1
Lease Agreement between the Company and Forge Park Investors LLC dated January 24, 2003 is incorporated herein by reference to Exhibit 10.13 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002.

10.2*
Form of Restricted Stock Agreement for use under the Company’s 2003 Stock Option and Incentive Plan is incorporated herein by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed September 6, 2006.

Exhibit Number	Description of Document
10.3
Common Stock and Warrant Purchase Agreement dated as of January 2, 2007 by and among the Company, Sherbrooke Partners, LLC and the purchasers named therein is incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed January 4, 2007.

10.4*	2003 Stock Option and Incentive Plan, as amended, is incorporated herein by reference to Appendix I to the Company’s Definitive Proxy Statement on Schedule 14A filed April 17, 2007.
10.5*†
Employment Agreement by and between the Company and Patrick T. Mooney dated as of September 14, 2007 is incorporated herein by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed September 20, 2007.

10.6*	Form of Nonqualified Stock Option Agreement is incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed December 31, 2007.
10.7
First Amendment to Lease dated February 11, 2008 by and between the Company and CRP-2 Forge, LLC, as successor in interest to Forge Park Investors LLC, is incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed March 13, 2008.

10.8*†
Nonqualified Stock Option Agreement by and between the Company and Vincent D. Enright dated as of March 25, 2008 is incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed March 27, 2008.

10.9	Form of Restricted Stock Agreement is incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed May 27, 2008.
10.10
License Agreement by and between the Company and Handok Pharmaceuticals Co., Ltd. dated as of June 15, 2009 is incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed June 19, 2009.

10.11*	2008 Equity Incentive Plan is incorporated herein by reference to Appendix A to the Company’s Definitive Proxy Statement on Schedule 14A filed April 30, 2010.
10.12**
Lease between the Company and 8 Penn Center Owner, L.P. filed as of March 9, 2011, is incorporated herein by reference to Exhibit 10.43 to the Company’s Annual Report on Form 10-K filed March 18, 2011.

10.13*†
Incentive Stock Option Agreement by and between the Company and Christopher P. Schnittker dated as of May 16, 2011 is incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed May 20, 2011.

10.14
Warrant Exercise Agreement between and among the Company, Platinum Long Term Growth VII, LLC and Platinum-Montaur Life Sciences, LLC filed as of October 27, 2011 is incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed November 1, 2011.

10.15
Letter Agreement by and among the Company, Platinum Partners Liquid Opportunity Master Fund L.P. and Platinum-Montaur Life Sciences, LLC dated November 18, 2011 is incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed November 18, 2011.

10.16†
Form of Indemnification Agreement by and among the Company and each of Patrick Mooney, Kimberly Burke and Christopher Schnittker, dated as of November 15, 2011, is incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed November 18, 2011.

10.17
Common Stock and Warrant Purchase Agreement by and among the Company and the Investors named therein, dated as of December 5, 2011, is incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed December 6, 2011.

10.18
Settlement Agreement by and among the Company, Harry G. Mitchell and Patrick T. Mooney dated as of December 20, 2011 is incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed December 27, 2011.

10.19
Agreement between the Company, Platinum Partners Liquidity Opportunity Master Fund L.P. and Platinum-Montaur Life Sciences, LLC dated December 28, 2011 is incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed January 4, 2012.

10.20	Form of Repricing Agreement for $1.60 Warrants dated December 29, 2011 is incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed January 4, 2012.

Exhibit Number	Description of Document
10.21	Form of Repricing Agreement for $2.25 Warrants dated December 29, 2011 is incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed January 4, 2012.
10.22*
Fifth Amendment to Lease by and between the Company and CRP-2 Forge, LLC, dated as of April 3, 2012 is incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed April 9, 2012.

10.23*
Amendment to Lease Agreement by and between the Company and 8 Penn Center Owner, L.P., dated as of April 2, 2012 is incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed April 11, 2012.

10.24**	At Market Issuance Sales Agreement with MLV & Co. dated May 9, 2012 is incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q filed May 10, 2012.
10.25
Letter agreement between the Company and Platinum-Montaur Life Sciences, LLC dated August 8, 2012 is incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed August 14, 2012.

10.26**
Amended and Restated License Agreement between the Company and Ferndale Pharma Group, Inc. dated July 3, 2012, is incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q filed August 9, 2012.

10.27
Letter agreement between the Company and Platinum-Montaur Life Sciences, LLC dated as of August 24, 2012 is incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed August 30, 2012.

10.28
Letter Agreement between the Company and Platinum-Montaur Life Sciences, LLC dated August 8, 2012 is incorporated by reference to Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q filed November 8, 2012.

10.29
Letter Extension Agreement between the Company and Platinum-Montaur Life Sciences, LLC dated August 28, 2012 is incorporated by reference to Exhibit 10.4 of the Company’s Quarterly Report on Form 10-Q filed November 8, 2012.

10.30*
Loan Agreement between the Company and Platinum-Montaur Life Sciences, LLC dated August 31, 2012 is incorporated by reference to Exhibit 10.5 of the Company’s Quarterly Report on Form 10-Q filed November 8, 2012.

10.31
Promissory Note between the Company and Platinum-Montaur Life Sciences, LLC dated August 31, 2012 is incorporated by reference to Exhibit 10.6 of the Company’s Quarterly Report on Form 10-Q filed November 8, 2012.

10.32
Default Security Agreement between the Company and Platinum-Montaur Life Sciences, LLC dated August 31, 2012 is incorporated by reference to Exhibit 10.7 of the Company’s Quarterly Report on Form 10-Q filed November 8, 2012.

10.33
Revenue Security Agreement between the Company and Platinum-Montaur Life Sciences, LLC dated August 31, 2012 is incorporated by reference to Exhibit 10.8 of the Company’s Quarterly Report on Form 10-Q filed November 8, 2012.

10.34
Guaranty Agreement between the Company and Platinum-Montaur Life Sciences, LLC dated August 31, 2012 is incorporated by reference to Exhibit 10.9 of the Company’s Quarterly Report on Form 10-Q filed November 8, 2012.

10.35
Registration Indemnity Agreement between the Company and Platinum-Montaur Life Sciences, LLC dated August 31, 2012 is incorporated by reference to Exhibit 10.10 of the Company’s Quarterly Report on Form 10-Q filed November 8, 2012.

21.1	Subsidiaries of the Company.
23.1	Consent of Wolf & Company, P.C., independent registered public accounting firm.
24.1	Power of Attorney (included in the signature to this Annual Report on Form 10-K).
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 (a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 (a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit Number	Description of Document
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS***	XBRL Instance Document
101.SCH***	XBRL Taxonomy Extension Schema
101.CAL***	XBRL Taxonomy Extension Calculation Linkbase
101.DEF***	XBRL Taxonomy Extension Definition Linkbase
101.LAB***	XBRL Taxonomy Extension Label Linkbase
101.PRE***	XBRL Taxonomy Extension Presentation Linkbase
____________
*	Schedules and attachments have been omitted but will be provided to the Commission upon request.
**	Confidential treatment has been requested as to certain portions, which portions have been omitted and filed separately with the Commission.
***
Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability.

†	Management contract or compensatory plan or arrangements.

A-4