Form 10-Q
period 2013-03-31
Echo Therapeutics, Inc.
filed 2013-05-10
CIK 1031927

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2013.

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

As of May 9, 2013, 60,300,669 shares of the registrant’s Common Stock, $0.01 par value, were issued and outstanding.

ECHO THERAPEUTICS, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2013

-i-

PART I - FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS
ECHO THERAPEUTICS, INC.
CONSOLIDATED BALANCE SHEETS
	March 31, 2013	December 31, 2012
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$5,170,251	$3,747,210
Cash restricted pursuant to letters of credit	657,463	407,463
Deferred financing costs, current portion	968,004	968,004
Prepaid expenses and other current assets	231,171	75,626
Total current assets	7,026,889	5,198,303

Property and Equipment, at cost:
Computer equipment	293,927	367,854
Office and laboratory equipment (including assets under capitalized leases)	668,094	732,296
Furniture and fixtures	734,772	728,269
Manufacturing equipment	75,993	156,435
Leasehold improvements	853,416	818,939
	2,626,202	2,803,793
Less-Accumulated depreciation and amortization	(947,738)	(1,165,398)
Net property and equipment (including assets under capitalized leases)	1,678,464	1,638,395

Other Assets:
Restricted cash	9,740	9,740
Intangible assets, net of accumulated amortization	9,625,000	9,625,000
Deferred financing costs, net of current portion	3,307,327	3,549,328
Other assets	826	826
Total other assets	12,942,893	13,184,894
Total assets	$21,648,246	$20,021,592

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$1,499,294	$2,319,219
Deferred revenue from licensing arrangements	67,671	90,228
Capital lease obligation, current portion	2,591	2,527
Derivative warrant liability	3,904,155	5,585,141
Accrued expenses and other liabilities	1,759,537	1,581,448
Total current liabilities	7,233,248	9,578,563
Capital lease obligation, net of current portion	689	1,361
Note payable, net of discount	—	120,834
Deferred revenue from licensing arrangements, net of current portion	90,228	90,228
Total liabilities	7,324,165	9,790,986

Commitments

Stockholders’ Equity:
Convertible Preferred Stock:
Series C, $0.01 par value, authorized 10,000 shares, issued and outstanding 9,974.185 shares at March 31, 2013 and December 31, 2012	100	100
Series D, $0.01 par value, authorized 3,600,000 shares, issued and outstanding 3,006,000 shares at March 31, 2013 and December 31, 2012 (preference in liquidation of $3,006,000)	30,060	30,060
Common Stock, $0.01 par value, authorized 150,000,000 shares, issued and outstanding 60,244,669 and 44,373,461 shares at March 31, 2013 and December 31, 2012, respectively	602,449	443,737
Additional paid-in capital	114,581,812	103,658,724
Accumulated deficit	(100,890,340)	(93,902,015)
Total stockholders’ equity	14,324,081	10,230,606
Total liabilities and stockholders’ equity	$21,648,246	$20,021,592

The accompanying notes are an integral part of these consolidated financial statements.

ECHO THERAPEUTICS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended March 31,
	2013	2012
Licensing revenue	$22,557	$30,927
Total revenues	22,557	30,927

Operating Expenses:
Research and development	3,219,723	1,391,645
Selling, general and administrative	2,299,447	1,859,404
Total operating expenses	5,519,170	3,251,049

Loss from operations	(5,496,613)	(3,220,122)

Other Income (Expense):
Interest income	1,083	2,959
Interest expense	(3,173,781)	(150)
Gain on revaluation of derivative warrant liability	1,680,986	231,543
Other income (expense), net	(1,491,712)	234,352

Net loss	$(6,988,325)	$(2,985,770)

Net loss per common share, basic and diluted	$(0.13)	$(0.08)

Basic and diluted weighted average common shares outstanding	53,734,767	38,742,976

The accompanying notes are an integral part of these consolidated financial statements.

ECHO THERAPEUTICS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Three Months Ended March 31,
	2013	2012
Cash Flows From Operating Activities:
Net loss	$(6,988,325)	$(2,985,770)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	90,486	20,409
Share-based compensation, net	362,956	200,064
Fair value of common stock issued for services	92,745	22,800
Gain on revaluation of derivative warrant liability	(1,680,986)	(231,543)
Amortization of discount on note payable	2,879,166	—
Amortization of non-cash deferred financing costs	242,001	—
Changes in assets and liabilities:
Accounts receivable	—	37,065
Prepaid expenses and other current assets	(155,545)	(43,416)
Deposits and other assets	—	9,749
Accounts payable	(819,925)	271,360
Deferred revenue from licensing arrangements	(22,557)	(30,927)
Accrued expenses and other liabilities	178,089	(289,118)
Net cash used in operating activities	(5,821,895)	(3,019,327)

Cash Flows from Investing Activities:
Purchase of furniture, equipment and leasehold improvements	(130,555)	(73,227)
Increase in restricted cash	(250,000)	—
Net cash used in investing activities	(380,555)	(73,227)

Cash Flows From Financing Activities:
Repayment of Platinum note payable	(3,000,000)	—
Proceeds from issuance of common stock, net of expenses	10,626,099	6,667
Principal payments for capital lease obligations	(608)	(551)
Proceeds from exercise of stock options	—	1,080
Net cash provided by financing activities	7,625,491	7,196

Net increase (decrease) in cash and cash equivalents	1,423,041	(3,085,358)
Cash and cash equivalents, beginning of period	3,747,210	8,995,571
Cash and cash equivalents, end of period	$5,170,251	$5,910,213

The accompanying notes are an integral part of these consolidated financial statements.

Echo Therapeutics, Inc.
Consolidated Statements of Cash Flows
(Unaudited)

Supplemental Disclosure of Cash Flow Information and Non-Cash Financing Transactions:
	For the Three Months Ended March 31,
	2013	2012

Cash paid for interest	$113,458	$150
Reduction in fair value of common stock issued in connection with settlement agreement	$—	$(82,000)

The accompanying notes are an integral part of these consolidated financial statements.

Echo Therapeutics, Inc.
Notes To Consolidated Financial Statements
Quarter Ended March 31, 2013 (Unaudited)

(1)	ORGANIZATION AND BASIS OF PRESENTATION

    We are a medical device company with expertise in advanced skin permeation technology.  We are developing our Symphony® CGM System (“Symphony”) as a non-invasive, wireless continuous glucose monitoring (“CGM”) system for use in hospital critical care units and for people with diabetes.  The Prelude® SkinPrep System (“Prelude”), a component of our Symphony CGM System, allows for enhanced skin permeation that will enable extraction of analytes such as glucose.  Prelude’s platform skin preparation technology also allows for needle-free, transdermal drug delivery. Additional applications for needle-free analyte extraction and topical and systemic drug delivery are planned.

    The accompanying unaudited consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Sontra Medical, Inc., a Delaware corporation. All significant intercompany balances and transactions have been eliminated in consolidation.  These financial statements have been prepared in conformity with generally accepted accounting principles (“GAAP”) in the United States consistent with those applied in, and should be read in conjunction with, the Company’s audited consolidated financial statements and related footnotes for the year ended December 31, 2012 included in the Company’s Annual Report on Form 10-K as filed with the United States Securities and Exchange Commission (“SEC”) on March 18, 2013. These financial statements reflect all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the Company’s financial position as of March 31, 2013 and its results of operations and cash flows for the interim periods presented and are not necessarily indicative of results for subsequent interim periods or for the full year. These interim financial statements do not include all of the information and footnotes required by GAAP for complete financial statements and allowed by the relevant SEC rules and regulations; however, the Company believes that its disclosures are adequate to ensure that the information presented is not misleading. Certain amounts in prior periods have been reclassified to conform to current presentation.

Liquidity and Management's Plans

    The accompanying consolidated financial statements have been prepared on a basis assuming that the Company is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  As of March 31, 2013, the Company had cash of approximately $5,170,000, a working capital deficit of approximately $206,000, and an accumulated deficit of approximately $100,890,000.  The Company continues to incur recurring losses from operations.  The Company will require additional capital to fund our product development, research, manufacturing and clinical programs in accordance with our current planned operations.  Management intends to pursue additional financing to fund these operations and the Company has funded its operations in the past primarily through debt and equity issuances.  Management believes that it will be successful in meeting the milestones required under their current financing arrangement and/or raising additional capital.  No assurances can be given that additional capital will be available on terms acceptable to the Company.  The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

(2)      CASH

Cash and Cash Equivalents

    As of March 31, 2013, the Company held approximately $5,170,000 in cash and cash equivalents. The Company’s cash equivalents consist solely of bank money market funds.  The Company maintains its cash in bank deposit accounts which, at times, may exceed federally insured limits.  The Company has never experienced any losses related to these balances.

Restricted Cash

    As of March 31, 2013, restricted cash consists of two $250,000 letters of credit issued in favor of one of the Company’s key product development vendors and a $157,463 letter of credit issued in favor of a landlord.  As of December 31, 2012, restricted cash consists of one $250,000 letter of credit issued in favor of one of the Company’s key product development vendors and a $157,463 letter of credit issued in favor of a landlord.  Non-current restricted cash represents a security deposit on the Company’s leased offices.

(3)     INTANGIBLE ASSETS

    The Company’s intangible assets are related to the acquisition of assets from Durham Pharmaceuticals Ltd. in 2007.  As of March 31, 2013 and 2012, intangible assets related to this acquisition are summarized as follows:

			2013		2012
	Estimated		Accumulated
	Life	Cost	Amortization	Net	Net
Contract related intangible asset:
Cato Research discounted contract	3 years	$355,000	$355,000	$—	$—
Technology related intangible assets:
Patents for the AzoneTS-based product candidates and formulation	5.5 years	1,305,000	—	1,305,000	1,305,000
Drug Master Files containing formulation, clinical and safety documentation used by the FDA	5.5 years	1,500,000	—	1,500,000	1,500,000
In-process pharmaceutical products for 2 indications	5.5 years	6,820,000	—	6,820,000	6,820,000
Total technology related intangible assets		9,625,000	—	9,625,000	9,625,000
Total, net		$9,980,000	$355,000	$9,625,000	$9,625,000

    Intangible assets related to technology are expected to be amortized on a straight-line basis over the period ending 2019, when the underlying patents expire, and will commence upon revenue generation which the Company estimates may occur as early as the middle of 2014.  The Cato Research contract related to this intangible asset was amortized over a three year period, which ended in 2010.

    Estimated amortization expense for each of the next five calendar years is as follows:
Estimated Amortization Expense
2013	$—
2014	875,000
2015	1,750,000
2016	1,750,000
2017	1,750,000

(4)      OPERATING LEASE COMMITMENTS

    The Company leases approximately 37,000 square feet of manufacturing, laboratory and office space in a single-story building located in Franklin, Massachusetts under a lease expiring October 31, 2017.

    The Company also leases approximately 7,900 square feet of corporate office space in a multi-story building located in Philadelphia, Pennsylvania under a lease expiring May 31, 2017.

    Future minimum lease payments for each of the next 5 years under these operating leases are as follows:

	Franklin	Philadelphia	Total
For the period ending March 31,
2013	$319,000	$138,000	$457,000
2014	434,000	187,000	621,000
2015	444,000	192,000	636,000
2016	454,000	196,000	650,000
2017	382,000	82,000	464,000
Total	$2,033,000	$795,000	$2,828,000

    The Company’s facilities lease expense, including accruals for lease incentives, was approximately $290,000 and $77,000 for the three months ended March 31, 2013 and 2012, respectively.

(5)      DERIVATIVE WARRANT LIABILITY

    At March 31, 2013 and December 31, 2012, the Company had outstanding warrants to purchase 10,504,270 and 12,540,040 shares of its Common Stock, respectively. Included in these outstanding warrants at March 31, 2013 and December 31, 2012 are warrants to purchase 7,000,000 and 7,360,153 shares, respectively, that are considered to be derivative financial instruments because the warrant agreements contain “down round” provisions whereby the number of shares covered by the warrants is subject to change in the event of certain future dilutive stock issuances. The fair value of these derivative instruments at March 31, 2013 and December 31, 2012 was approximately $3,904,000 and $5,585,000, respectively, and is included in Derivative Warrant Liability, a current liability, in the Consolidated Balance Sheet. Changes in fair value of the derivative financial instruments are recognized in the Consolidated Statement of Operations as a Gain on Revaluation of Derivative Warrant Liability. The Gain on Revaluation of Derivative Warrant Liability for the three months ended March 31, 2013 and 2012 was approximately $1,681,000 and $232,000, respectively.

    The Derivative Warrant Liability represents the risk exposure pertaining to the warrants and is based on the fair value of the underlying common stock and the Gain on Revaluation of Derivative Warrant Liability is a result of the change in that fair value.  For the three months ended March 31, 2013 and 2012, no derivative warrants were exercised and 451,636 warrants expired.

    The table below presents the changes in the Level 3 Derivative Warrant Liability measured for the three months ended March 31, 2013 and 2012:

	2013	2012
Derivative Warrant Liability as of January 1	$5,585,141	$1,035,337
Total unrealized losses included in net loss (1)	741,682	—
Total unrealized gains included in net loss (1)	(2,270,000)	(231,543)
Total realized gains included in net loss (1)	(152,668)	—
Derivative Warrant Liability as of March 31	$3,904,155	$803,794

(1) Included in Gain on Revaluation of Derivative Warrant Liability in the Consolidated Statement of Operations.

(6)      PREFERRED STOCK

    The Company is authorized to issue up to 40,000,000 shares of preferred stock with such rights, preferences and privileges as are determined by the Board of Directors.

Series C Convertible Preferred Stock

    The Company has authorized 10,000 shares of Series C Preferred Stock (the “Series C Stock”), of which 9,974.185 shares were issued and outstanding as of March 31, 2013 and December 31, 2012.

Series D Convertible Preferred Stock

    The Company has authorized 3,600,000 shares of Series D Preferred Stock (the “Series D Stock”), of which 3,006,000 shares were issued and outstanding as of March 31, 2013 and December 31, 2012.

(7)      COMMON STOCK

    The Company has authorized 150,000,000 shares of Common Stock, of which 60,244,669 and 44,373,461 shares were issued and outstanding as of March 31, 2013 and December 31, 2012, respectively.

January 2013 Financing

    On January 31, 2013 and February 1, 2013, the Company entered into underwriting agreements (collectively, the “Underwriting Agreements”) with Aegis Capital Corp., as a representative of both underwriters (collectively, the “Underwriters”), with respect to the issuance and sale in an underwritten public offering by the Company of an aggregate 15,678,333 shares of the Company’s Common Stock (including 2,045,000 shares sold pursuant to the over-allotment option), at a price to the public of $0.75 per share.

    The net proceeds to the Company, after deducting the underwriting discount and other offering expenses payable by the Company, from the sale of 15,678,333 shares in the offering were approximately $10,626,000.  Subsequent to the offering, the Company used a portion of the net proceeds of the offering to pay off the Promissory Note issued to Platinum-Montaur Life Sciences, LLC ("Montaur") in connection with the $20 million non-revolving draw credit facility with Montaur.  The Note will mature on August 31, 2017.  See Note 13.

Stock Issued in Exchange for Services

    During the three months ended March 31, 2013 and 2012, the Company issued 74,500 and 12,000 shares, respectively, of Common Stock with a fair value of $92,745 and $22,800, respectively, to vendors in exchange for their services.  Expenses associated with these transactions were included in Selling, General and Administrative Expenses in the Consolidated Statements of Operations.

(8)      EQUITY COMPENSATION PLANS

    In March 2003, the Company’s shareholders approved its 2003 Stock Option and Incentive Plan (the “2003 Plan”). Pursuant to the 2003 Plan, the Company’s Board of Directors (or its committees and/or executive officers delegated by the Board of Directors) may grant incentive and nonqualified stock options, restricted stock, and other stock-based awards to the Company’s employees, officers, directors, consultants and advisors. As of March 31, 2013, the maximum aggregate number of shares that is authorized for issuance under the 2003 Plan for all periods is 1,600,000 shares. As of March 31, 2013, there were 311,250 restricted shares of Common Stock issued and options to purchase an aggregate of 821,250 shares of Common Stock outstanding under the 2003 Plan and 422,750 shares available for future grants.

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

    The following tables show the remaining shares available for future grant and outstanding shares:

	Equity Compensation Plans
	2003 Plan	2008 Plan
Shares Available For Issuance
Total reserved for stock options and restricted stock	1,600,000	10,000,000
Net restricted stock issued net of cancellations	(311,250)	(2,687,281)
Stock options granted	(1,544,491)	(2,660,000)
Add back options cancelled before exercise	678,491	720,000
Options cancelled by plan vote	—	—
Remaining shares available for future grants	422,750	5,372,719
			Not Pursuant to a Plan
Total granted	1,544,491	2,660,000	3,100,000
Less: Options cancelled	(678,491)	(720,000)	(1,383,334)
Options exercised	(356,000)	(130,000)	(666,666)
Net shares outstanding before restricted stock	510,000	1,810,000	1,050,000
Net restricted stock issued net of cancellations	311,250	2,687,281	284,844
Outstanding shares at March 31, 2013	821,250	4,497,281	1,334,844

(9)       STOCK OPTIONS

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

    The assumptions used principally for stock options granted to employees and members of the Company’s Board of Directors in the three months ended March 31, 2013 and 2012 were as follows:

	2013	2012
Risk-free interest rate	1.09% — 1.23%	1.87% — 2.06%
Expected dividend yield	—	—
Expected term	6.5 years	6.5 years
Forfeiture rate (excluding fully vested stock options)	15%	15%
Expected volatility	140% — 141%	136% — 137%

    A summary of stock option activity as of and for the three months ended March 31, 2013 is as follows:

Stock Options	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2013	3,433,333	$1.47
Granted	115,000	0.82
Exercised	—	—
Forfeited or expired	(178,333)	2.58
Outstanding at March 31, 2013	3,370,000	$1.39	6.75 years	$476,300
Exercisable at March 31, 2013	2,265,501	$1.02	5.63 years	$474,300

    The weighted-average grant-date fair value of stock options granted during the three months ended March 31, 2013 was $0.75 per share. Share-based compensation expense recognized in the three months ended March 31, 2013 and 2012 was approximately $202,000 and $282,000, respectively. As of March 31, 2013, there was approximately $1,867,000 of total unrecognized compensation expense related to non-vested share-based option compensation arrangements. With the exception of the unrecognized share-based compensation related to certain restricted stock grants to officers and employees that contain performance conditions related to United States Food and Drug Administration (“FDA”) approval for Symphony or the sale of substantially all of the stock or assets of the Company (see Note 10 on Restricted Stock, below), unrecognized compensation is expected to be recognized over the next four years.

(10) RESTRICTED STOCK

    During the three months ended March 31, 2013, the Company granted an aggregate of 118,375 restricted shares of Common Stock to certain officers, employees, directors and consultants of the Company. The grants were issued pursuant to the 2008 Plan. The grant date fair value of these restricted stock grants was approximately $97,324. Share-based compensation expense related to restricted stock recognized in the three months ended March 31, 2013 and March 31, 2012 was approximately $161,000 and $29,000, respectively.

    A summary of the Company’s nonvested restricted stock activity as of and for the three months ended March 31, 2013, is as follows:

Restricted Stock	Shares	Weighted- Average Grant-Date Fair Value
Nonvested at January 1, 2013	3,160,417	$1.66
Granted this period	118,375	0.82
Vested	(100,104)	2.16
Forfeited	—	—
Nonvested at March 31, 2013	3,178,688	$1.68

    Among the 3,178,688 shares of non-vested restricted stock, the various vesting criteria include the following:

•	1,679,594 shares of restricted stock vest upon the FDA approval of Symphony or the sale of the Company;
•	220,000 shares of restricted stock vest upon the sale of the Company; and
•	1,279,094 shares of restricted stock vest over one to four years, at each of the anniversary dates of the grants.

    As of March 31, 2013, there was approximately $1,713,000 of total unrecognized compensation expense related to non-vested share-based restricted stock arrangements granted pursuant to the Company’s equity compensation plans that vest over time in the foreseeable future. As of March 31, 2013, the Company cannot estimate the timing of completion of performance vesting requirements required by certain of these restricted stock grant arrangements.  Compensation expense related to these restricted share grants will be recognized when the Company concludes that achievement of the performance vesting conditions is probable.

(11)    WARRANTS

    At March 31, 2013, the Company had the following outstanding warrants:

	Number of Shares Exercisable	Exercise Price	Date of Expiration
Outstanding warrants accounted for as derivative warrant liability:
Granted to debt holder	4,000,000	$2.00	8/31/2017
Granted to debt holder	1,000,000	2.13	9/20/2017
Granted to debt holder	500,000	2.27	10/17/2017
Granted to debt holder	1,500,000	2.11	11/6/2017
Total outstanding warrants accounted for as derivative warrant liability	7,000,000
Weighted average exercise price		$2.06
Weighted average time to expiration in years			4.48 years

Outstanding warrants accounted for as equity:
Granted to investors in private placement of preferred stock	32,249	$1.00	9/30/2013
Granted to investors in private placement of preferred stock	198,333	1.50	10/28/2013
Granted to investors in private placement of preferred stock	390,000	0.75	2/28/2014
Granted to vendor	60,000	0.60	3/15/2014
Granted to investors in private placement	400,000	1.59	6/30/2014
Granted to investors in private placement	768,000	2.00	11/13/2014
Granted to placement agent in private placement	256,906	1.50	11/13/2014
Granted to investors in private placement	63,000	2.00	12/3/2014
Granted to investors in private placement	341,325	2.25	2/9/2015
Granted to placement agents in private placement	28,500	2.25	2/9/2015
Granted to investor in private placement	6,375	2.25	3/18/2015
Granted to investors in private placement	959,582	3.00	12/7/2014
Total outstanding warrants accounted for as equity	3,504,270
Weighted average exercise price		$2.02
Weighted average time to expiration in years			1.46 years

Totals for all warrants outstanding:
Total	10,504,270
Weighted average exercise price		$2.05
Weighted average time to expiration in years			3.47 years

    A summary of warrant activity for the three months ended March 31, 2013 is as follows:

Warrants	Shares	Weighted- Average Exercise Price
Outstanding at January 1, 2013	12,540,040	$2.01
Granted	91,483	1.26
Exercised	—	—
Forfeited or expired	(2,127,253)	1.77
Outstanding at March 31, 2013	10,504,270	$2.05

Exercise of Common Stock Warrants

    During the three months ended March 31, 2013, the Company issued no shares of its Common Stock upon the exercise of warrants.

(12)	LICENSING AND OTHER REVENUE

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

    The Company received a licensing fee of approximately $500,000 upon execution of the Handok License as well as the right to receive future milestone payments and royalties. The Company recognizes the upfront, nonrefundable payments as revenue on a straight-line basis over the contractual or estimated performance period. During the three months ended March 31, 2013 and 2012, the Company recorded approximately $23,000 and $31,000, respectively, of nonrefundable license revenue.  As of March 31, 2013, approximately $68,000 of deferred revenue remains unrecognized, which is recognizable over the next 12 months and shown as Deferred Revenue From Licensing Arrangements among current liabilities on the Consolidated Balance Sheet.  Approximately $90,000 of the remaining deferred revenue will be earned in excess of 12 months and is shown as non-current Deferred Revenue.

(13)     CREDIT FACILITY WITH PLATINUM-MONTAUR LIFE SCIENCES, LLC

    On August 31, 2012, the Company and Montaur entered into a Loan Agreement (the “Loan Agreement”) pursuant to which Montaur made a non-revolving draw credit facility (the “Credit Facility”) of up to $20,000,000 available to the Company, a substantial portion of which is subject to the successful achievement of certain clinical and regulatory milestones set forth in the Loan Agreement, with an initial available principal amount of $5,000,000 (the “Maximum Draw Amount”).  The Company issued to Montaur a Promissory Note dated August 31, 2012 (the “Note”), with a maturity date of five years from the date of closing (the “Maturity Date”).  The Company has used the proceeds from the Credit Facility to fund operations.

    The principal balance of each draw will bear interest from the applicable draw date at a rate of 10% per annum, compounded monthly.  The Company is required to make interest payments on the principal amount due in connection with each draw on the first business day of each month until the Maturity Date.  The Company is also required to make a mandatory prepayment on each interest payment date of an amount equal to one-third of its total revenue for the then prior fiscal quarter, up to the maximum amount outstanding under the Note at that time.  The Company is not, however, required to make such interest payment or mandatory prepayment if doing so would reduce the Company’s cash and cash equivalents to less than $5,000,000.  Any amounts not previously paid in full will be due and payable on the Maturity Date.  The Company has the right to permanently prepay any draw, in whole or in part, prior to the Maturity Date.

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

    Pursuant to the Loan Agreement, the Company issued Montaur a warrant to purchase 4,000,000 shares of its Common Stock, with a term of five years and an exercise price of $2.00 per share (the “Commitment Warrant”).  The fair value of the warrant was determined to be approximately $4,840,000 and was recorded as a deferred financing cost that will be amortized to interest expense over the term of the Note.  Of this cost, $968,004 is reflected in Current Assets, representing the portion which will be amortized over the next twelve months. Amortization of the deferred financing cost for the quarter ended March 31, 2013 and for the year ended December 31, 2012 was $242,000 and $323,000, respectively, and is included in interest expense.  In addition, for each $1,000,000 of funds borrowed pursuant to the Credit Facility, the Company will issue Montaur a warrant to purchase 1,000,000 shares of Common Stock, with a term of five years and an exercise price equal to 150% of the market price of the Common Stock at the time of the draw, but in no event less than $2.00 or more than $4.00 per share (together with the Commitment Warrant, the “Warrants”).  All of the Warrants are immediately exercisable and will have a term of five years from the issue date. The exercise price of the Warrants is subject to adjustment for stock splits, combinations or similar events.  An exercise under the Warrants may not result in the holder beneficially owning more than 4.99% or 9.99%, as applicable, of all of the Common Stock outstanding at the time; provided, however, that a holder may waive the 4.99% ownership limitation upon sixty-one (61) days’ advance written notice to the Company.

    On September 14, 2012, the Company submitted a draw request to Montaur in the amount of $3,000,000 in the form required by the Loan Agreement (the “September Request”). The Company ultimately received the $3,000,000 in the following increments: $1,000,000 on September 20, 2012, $500,000 on October 17, 2012, and $1,500,000 on November 6, 2012.  These draws were recorded on the Consolidated Balance Sheet under note payable, net of the initial $3,000,000 in discounts recorded related to the warrants issued.  In accordance with the Loan Agreement and as a result of funding received from Montaur, the Company issued to Montaur separate warrants concurrent with the three draws above to purchase 1,000,000, 500,000 and 1,500,000 shares of Common Stock each with a term of five years, and exercise prices of $2.13, $2.27 and $2.11 per share, respectively.  The fair value of the warrants issued to purchase 3,000,000 shares of Common Stock was determined to be approximately $3,455,000, of which $3,000,000 was treated as a debt discount and was to be accreted to interest expense over the term of the Note, and the balance of approximately $455,000 was charged to interest expense in 2012.

    On March 1, 2013, the Company elected to prepay all outstanding draws under the Montaur Credit Facility totaling $3,113,366, which includes interest accrued and unpaid to that date of $113,366.  After such date, no principal amount is outstanding under the Credit Facility.  Concurrent with this prepayment, the Company recorded non-cash interest expense of approximately $2,879,166 in March 2013 relating to the unamortized debt discount on the outstanding draws paid off.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The following discussion of our financial condition and results of operations should be read in conjunction with the financial statements and the related notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 and elsewhere in this report. The matters discussed herein contain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Section 27A of the Securities Act of 1933, as amended, which involve risks and uncertainties. All statements other than statements of historical information provided herein may be deemed to be forward-looking statements. Without limiting the foregoing, the words “believes”, “anticipates”, “plans”, “expects” and similar expressions are intended to identify forward-looking statements. The factors that could cause actual future results to differ materially from current expectations include, but are not limited to, risks related to regulatory approvals and the success of our ongoing studies, including the safety and efficacy of Symphony, the failure of future development and preliminary marketing efforts related to Symphony, risks and uncertainties relating to our ability to develop, market and sell diagnostic products based on our skin permeation platform technologies, the availability of substantial additional capital to support our research, development and product commercialization activities, the success of our research, development, and regulatory approval, marketing and distribution plans and strategies, including those plans and strategies related to Symphony and those discussed in “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012 and elsewhere in this report and the risks discussed in our other filings with the SEC. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s analysis, judgment, belief or expectation only as of the date hereof. We undertake no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date hereof.

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

Research and Development

    We believe that ongoing research and development efforts are essential to our success.  A major portion of our operating expenses to date is related to our research and development activities. R&D expenses generally consist of internal salaries and related costs, and third-party vendor expenses for product design and development, product engineering and contract manufacturing. In addition, R&D costs include regulatory consulting, feasibility product testing (internal and external) and conducting nonclinical and clinical studies. R&D expenses were approximately $3,220,000 for the three months ended March 31, 2013 and $8,671,000 for the year ended December 31, 2012. We intend to maintain our strong commitment to R&D as an essential component of our product development efforts. Licensed or acquired technology developed by third parties may be an additional source of potential products; however, our ability to raise sufficient financing may impact our level of R&D spending.

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

    On an ongoing basis, we evaluate our estimates and judgments for all assets and liabilities, including those related to stock-based compensation expense and the fair value of stock purchase warrants classified as derivative liabilities. We base our estimates and judgments on historical experience, current economic and industry conditions and on various other factors that are believed to be reasonable under the circumstances. This forms the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. There have been no changes in our critical accounting policies and estimates subsequent to those disclosed in our Annual Report on Form 10-K as filed with the SEC on March 18, 2013.

    We believe that full consideration has been given to all relevant circumstances that we may be subject to, and the consolidated financial statements accurately reflect our best estimate of the results of operations, financial position and cash flows for the periods presented.

Results of Operations

Comparison of the Three Months ended March 31, 2013 and 2012

    Licensing Revenue — We signed two licensing agreements during fiscal year 2009, each with a minimum term of ten years, that required non-refundable license payments by the licensees. The non-refundable license payments received in cash totaled $1,250,000 across both transactions. We are recognizing the non-refundable payments as revenue on a straight-line basis over our contractual or estimated performance period. During 2012, 2011 and 2010, we adjusted our amortization period for revenue recognition for each of our license arrangements to reflect a revision in the estimated timing of regulatory approval (or clearance).  Accordingly, we determined that approximately $23,000 and $31,000 of licensing revenue was recognizable in the three months ended March 31, 2013 and 2012, respectively.

    Other Revenue — We retain contract engineering and development services in connection with our product development for one of our licensees and such costs are reimbursed by that licensee and recorded as other revenue.  The costs from the contract engineering services are included in research and development expenses on the Statements of Operations. There was no markup on the contract engineering services recorded as other revenue.  We did not have any such other revenue during the three months ended March 31, 2013, and 2012, respectively.

    Research and Development Expenses — Research and development expenses increased by approximately $1,828,000, or 131%, to approximately $3,220,000 for the three months ended March 31, 2013 from approximately $1,392,000 for the three months ended March 31, 2012. R&D expenses increased primarily as a result of increased engineering and design expenses incurred with outside contractors and personnel relating to Prelude and Symphony.

    R&D expenses for Prelude and Symphony amounted to approximately 58% and 43% of total operating expenses during the three months ended March 31, 2013 and 2012, respectively.  For the three months ended March 31, 2013, expenses consisted of primarily development, clinical and manufacturing of $3,068,000, $80,000 and $25,000, respectively.  For the three months ended March 31, 2012, expenses consisted of primarily development, clinical and manufacturing of $1,289,000, $84,000 and $7,000, respectively.

    Selling, General and Administrative Expenses — Selling, general and administrative expenses increased by approximately $440,000, or 24%, to approximately $2,299,000 for the three months ended March 31, 2013 from approximately $1,859,000 for the three months ended March 31, 2012.

    Selling, general and administrative expenses represented 42% and 57% of total operating expenses during the three months ended March 31, 2013 and 2012, respectively. We are not engaged in selling activities and, accordingly, general and administrative expenses relate principally to salaries and benefits for our executive, financial and administrative staff, public company costs, investor relations, legal, accounting, public relations, capital-raising and facilities.

    Interest Income — Interest income was approximately $1,000 and $3,000 for each of the three months ended March 31, 2013 and 2012, respectively.

    Interest Expense — Interest expense was approximately $3,174,000 and $200 for the three months ended March 31, 2013 and 2012, respectively.  The increase in interest expense in 2013 is due to activities related to our Credit Facility with Montaur.  The $3,174,000 in interest consists of $2,879,000 in unamortized debt discount that resulted from prepaying all outstanding draws on March 1, 2013.  An additional $242,000 in interest represents amortized deferred financing costs for the fair value of the Commitment Warrant issued pursuant to the loan agreement.  The remaining $53,000 in interest represents the interest incurred in 2013 on the $3,000,000 loan prior to paying it off early on March 1, 2013.

    Debt Financing Costs — We incur debt financing costs as a result of drawing from our Loan Agreement with Montaur.  We have incurred no such costs in the three months ending March 31, 2013 and 2012.

    Gain on Revaluation of Derivative Warrant Liability — Changes in the fair value of derivative financial instruments are recognized in the Consolidated Statement of Operations as a derivative gain or loss. The primary underlying risk exposure pertaining to the warrants is the change in fair value of the underlying common stock. The gain on revaluation of the derivative warrant liability for the three months ended March 31, 2013 and 2012 was approximately $1,681,000 and $232,000, respectively. No such warrant exercises have occurred during the three months ended March 31, 2013 and March 31, 2012.

    Net Loss — As a result of the factors described above, we had a net loss of approximately $6,988,000 for the three months ended March 31, 2013 compared to approximately $2,986,000 for the three months ended March 31, 2012.

Liquidity and Capital Resources

    We have financed our operations since inception primarily through sales of our Common Stock and preferred stock, the issuance of convertible promissory notes, draws from the Credit Facility, unsecured and secured promissory notes, non-refundable payments received under license agreements and cash received in connection with exercises of Common Stock options and warrants.  As of March 31, 2013, we had approximately $5,170,000 of cash and cash equivalents, with no other short term investments.  During this period, in a public Common Stock offering in January 2013, we raised approximately $10,626,000, after deducting the underwriting discount and other offering expenses payable by the Company.  At the time of the offering, we elected to use a portion of the net proceeds of the offering to pay off the Note we issued to Montaur in connection with the Credit Facility.  The Note will mature on August 31, 2017.  As of March 1, 2013, the entire balance under the Note was $3,113,366, which included $3,000,000 of principal and $113,366 of accrued and unpaid interest, and was repaid to Montaur in full on March 1, 2013.  The Credit Facility could provide an additional $17,000,000 in future financing, a substantial portion of which is subject to the successful achievement of certain clinical and regulatory milestones, provided we have not incurred any events of default under the Loan Agreement.

    Net cash used in operating activities was approximately $5,822,000 for the three months ended March 31, 2013.  The use of cash in operating activities was primarily attributable to the net loss of approximately $6,988,000, adjusted for non-cash items and changes in assets and liabilities.

    Net cash used in investing activities was approximately $381,000 for the three months ended March 31, 2013.  Cash of approximately $250,000 was used in increasing restricted cash in escrow for the benefit of a vendor during the three month period ended March 31, 2013.  Also, cash of approximately $131,000 was used to purchase furniture and equipment and leasehold improvements during the three months ended March 31, 2013.

    Net cash provided by financing activities was approximately $7,625,000 for the three months ended March 31, 2013.  We received approximately $10,626,000 from our public Common Stock offering, offset by the repayment of the entire balance of our Notes issued to Montaur in connection with our Credit Facility.

    At March 31, 2013, we had outstanding warrants to purchase 10,504,270 shares of Common Stock at exercise prices ranging from $0.60 per share to $3.00 per share.  If exercised, these could provide cash proceeds to the Company of approximately $21,497,000.

    We continue to aggressively pursue additional financing from existing relationships (current and prior shareholders, investors and lenders) and from new investors through placement agents and investment bankers to support operations, including our product and clinical development programs.

    We have demonstrated the ability to manage our costs aggressively and increase our operating efficiencies while advancing our medical device product development and clinical programs.  During the three months ended March 31, 2013, we managed our medical device product development, clinical and operating costs while pursuing necessary funding. In order to advance our product and clinical development programs, establish contract manufacturing and support our licensee for the manufacture of Prelude, pursue CE Marking and FDA approval for Symphony and support our operating activities, we expect our monthly operating costs associated with salaries and benefits, regulatory and public company consulting, contract engineering and manufacturing, legal and other working capital costs to increase. In the past, we have relied primarily on raising capital or issuing debt in order to meet our operating budget and to achieve our business objectives, and we plan to continue that practice in the future. Although we have been successful in the past with raising sufficient capital to conduct our operations, we will continue to vigorously pursue additional financing as necessary to meet our business objectives; however, there can be no guarantee that additional capital will be available in sufficient amounts on terms favorable to us, if at all.

    Our ability to fund our future operating requirements will depend on many factors, including the following:

•	our ability to obtain funding from third parties, including any future collaborative partners, on reasonable terms;
•	our ability to meet milestones and draw on the Credit Facility with Montaur;
•	our progress on research and development programs;
•	the time and costs required to gain regulatory approvals;
•	the costs of manufacturing, marketing and distributing our products, if successfully developed and approved;
•	the costs of filing, prosecuting and enforcing patents, patent applications, patent claims and trademarks;
•	the status of competing products; and
•	the market acceptance and third-party reimbursement of our products, if successfully developed and approved.

    The economic conditions occurring during 2011 and continuing through 2013, including the tightening of available funding in the financial markets, had a significant impact on the extent of advancement on our product development and clinical programs in accordance with our original projected level of operations. Although we have successfully raised sufficient capital to conduct our operations in the past, we believe that uncertainties in the financial markets may occur in the future, resulting in fund raising challenges for emerging medical device and pharmaceutical companies. Our future product and clinical development programs and regulatory activities may be dependent on available additional funding from investors. Without sufficient funding for our programs, our plan to obtain regulatory approval for Symphony and other product candidates may be delayed.

    Facilities, Property and Equipment — We conduct our operations primarily in leased facilities in Philadelphia, PA and Franklin, MA and have executed leases through May 31, 2017 and October 31, 2017, respectively, for each facility.  Our property and equipment includes laboratory equipment, office furniture, computer equipment and leasehold improvements.

Contractual Obligations

    The following table outlines our current contractual obligations:

	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Facility lease – Franklin, MA	$2,034,000	$426,000	$883,000	$725,000	$—
Facility lease – Philadelphia, PA	795,000	184,000	381,000	230,000	—
Operating lease obligations	9,000	8,000	1,000	—	—
Capital lease obligation	4,000	3,000	1,000	—	—
Total	$2,842,000	$621,000	$1,266,000	$955,000	$—

Off-Balance Sheet Arrangements

    We have no off-balance sheet arrangements, including unrecorded derivative instruments, that have or are reasonably likely to have a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources. We have certain warrants and options outstanding but we do not expect to receive sufficient proceeds from the exercise of these instruments unless and until the trading price of our Common Stock is significantly greater than the applicable exercise prices of the options and warrants for a sustained period of time.

Effect of Inflation and Changes in Prices

    We do not believe that inflation and changes in prices will have a material effect on our operations.

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
Date: May 10, 2013
	By:	/s/ Patrick T. Mooney
Patrick T. Mooney, M.D.
President and Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Christopher P. Schnittker
Christopher P. Schnittker
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
101*
The following materials from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, formatted in XBRL (Extensible Business Reporting Language), (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Cash Flows, and (iv) Notes to Consolidated Financial Statements.

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