Form 10-Q
period 2013-06-30
Echo Therapeutics, Inc.
filed 2013-08-09
CIK 1031927

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
________________

FORM 10-Q
________________

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2013
or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

    As of August 8, 2013, 10,674,919 shares of the registrant’s Common Stock, $0.01 par value, were issued and outstanding.

ECHO THERAPEUTICS, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2013

-i-

PART I—FINANCIAL INFORMATION

SPECIAL NOTE

    All share number and share prices presented in this Quarterly Report on Form 10-Q have been adjusted to reflect the 1-for-10 reverse stock split of Echo Therapeutics, Inc.’s common stock effected on June 7, 2013.

ITEM 1.  FINANCIAL STATEMENTS
ECHO THERAPEUTICS, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)
	June 30, 2013	December 31, 2012
ASSETS
Current Assets:
Cash and cash equivalents	$11,608,289	$3,747,210
Cash restricted pursuant to letters of credit	657,463	407,463
Deferred financing costs, current portion	968,004	968,004
Prepaid expenses and other current assets	210,321	75,626
Total current assets	13,444,077	5,198,303

Property and Equipment, at cost:
Computer equipment	312,443	367,854
Office and laboratory equipment (including assets under capitalized leases)	710,011	732,296
Furniture and fixtures	734,772	728,269
Manufacturing equipment	111,980	156,435
Leasehold improvements	836,471	818,939
	2,705,677	2,803,793
Less-Accumulated depreciation and amortization	(1,045,825)	(1,165,398)
Net property and equipment (including assets under capitalized leases)	1,659,852	1,638,395

Other Assets:
Intangible assets, net of accumulated amortization	9,625,000	9,625,000
Deferred financing costs, net of current portion	3,065,326	3,549,328
Other assets	11,066	10,566
Total other assets	12,701,392	13,184,894
Total assets	$27,805,321	$20,021,592
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$2,264,576	$2,319,219
Deferred revenue from licensing arrangements, current portion	90,228	90,228
Capital lease obligation, current portion	2,656	2,527
Derivative warrant liability	909,155	5,585,141
Accrued expenses and other liabilities	1,769,529	1,581,448
Total current liabilities	5,036,144	9,578,563
Capital lease obligation, net of current portion	—	1,361
Note payable, net of discount	—	120,834
Deferred revenue from licensing arrangements, net of current portion	45,114	90,228
Total liabilities	5,081,258	9,790,986

Commitments and contingencies

Stockholders’ Equity:
Convertible Preferred Stock:
Series C, $0.01 par value, authorized 10,000 shares, issued and outstanding 9,974.185 shares at June 30, 2013 and December 31, 2012	100	100
Series D, $0.01 par value, authorized 3,600,000 shares, issued and outstanding 3,006,000 shares at June 30, 2013 and December 31, 2012 (preference in liquidation of $3,006,000)	30,060	30,060
Common Stock, $0.01 par value, authorized 150,000,000 shares, issued and outstanding 10,679,790 and 4,437,346 shares at June 30, 2013 and December 31, 2012, respectively	106,801	44,374
Additional paid-in capital	126,818,839	104,058,087
Accumulated deficit	(104,231,737)	(93,902,015)
Total stockholders’ equity	22,724,063	10,230,606
Total liabilities and stockholders’ equity	$27,805,321	$20,021,592

The accompanying notes are an integral part of these consolidated financial statements.

(Reflects 1-for-10 reverse stock split effective June 7, 2013)

ECHO THERAPEUTICS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2013	2012	2013	2012
Licensing revenue	$22,557	$30,927	$45,114	$61,854
Total revenues	22,557	30,927	45,114	61,854

Operating Expenses:
Research and development	4,019,149	2,200,307	7,238,872	3,591,952
Selling, general and administrative	2,098,347	1,334,852	4,397,794	3,194,256
Total operating expenses	6,117,496	3,535,159	11,636,666	6,786,208

Loss from operations	(6,094,939)	(3,504,232)	(11,591,552)	(6,724,354)

Other Income (Expense):
Interest income	620	1,556	1,703	4,515
Interest expense	(242,078)	(134)	(3,415,859)	(284)
Loss on disposals of assets	−	(21,272)	−	(21,272)
Gain on revaluation of derivative warrant liability	2,995,000	369,738	4,675,986	601,281
Other income (expense), net	2,753,542	349,888	1,261,830	584,240

Net loss	$(3,341,397)	$(3,154,344)	$(10,329,722)	$(6,140,114)

Net loss per common share, basic and diluted	$(0.51)	$(0.81)	$(1.73)	$(1.58)

Basic and diluted weighted average common shares outstanding	6,594,530	3,916,064	5,987,376	3,895,181

The accompanying notes are an integral part of these consolidated financial statements.

(Reflects 1-for-10 reverse stock split effective June 7, 2013)

ECHO THERAPEUTICS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Six Months Ended June 30,
	2013	2012
Cash Flows From Operating Activities:
Net loss	$(10,329,722)	$(6,140,114)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	188,574	43,757
Share-based compensation, net	768,634	436,056
Fair value of common stock issued for services	89,970	50,299
Gain on revaluation of derivative warrant liability	(4,675,986)	(601,281)
Amortization of discount on note payable	2,879,166	—
Amortization of non-cash deferred financing costs	484,002	—
Non-cash loss on disposals of assets	—	21,272
Changes in assets and liabilities:
Accounts receivable	—	33,513
Prepaid expenses and other current assets	(134,695)	55,799
Other assets	(500)	9,749
Accounts payable	(54,643)	318,374
Deferred revenue from licensing arrangements	(45,114)	(61,854)
Accrued expenses and other liabilities	188,081	67,147
Net cash used in operating activities	(10,642,233)	(5,767,283)

Cash Flows from Investing Activities:
Purchase of furniture, equipment and leasehold improvements	(210,031)	(310,895)
Increase in restricted cash	(250,000)	(157,463)
Net cash used in investing activities	(460,031)	(468,358)

Cash Flows From Financing Activities:
Proceeds from issuances of common stock, net of expenses	21,964,575	6,667
Repayment of Platinum note payable	(3,000,000)	—
Principal payments for capital lease obligations	(1,232)	(1,115)
Proceeds from exercise of warrants	—	151,680
Proceeds from exercise of stock options	—	194,180
Net cash provided by financing activities	18,963,343	351,412

Net increase (decrease) in cash and cash equivalents	7,861,079	(5,884,229)
Cash and cash equivalents, beginning of period	3,747,210	8,995,571
Cash and cash equivalents, end of period	$11,608,289	$3,111,342

The accompanying notes are an integral part of these consolidated financial statements.

ECHO THERAPEUTICS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

Supplemental Disclosure of Cash Flow Information and Non-Cash Financing Transactions:
	For the Six Months Ended June 30,
	2013	2012

Cash paid for interest	$113,535	$284
Reduction in fair value of common stock issued in connection with settlement agreement	$—	$(82,000)
Reclassification of derivative warrant liability to additional paid-in capital	$—	$41,520

The accompanying notes are an integral part of these consolidated financial statements.

Echo Therapeutics, Inc.
Notes To Consolidated Financial Statements
Quarter Ended June 30, 2013 (Unaudited)

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

    The accompanying unaudited consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Sontra Medical, Inc., a Delaware corporation. All significant intercompany balances and transactions have been eliminated in consolidation.  These financial statements have been prepared in conformity with generally accepted accounting principles (“GAAP”) in the United States consistent with those applied in, and should be read in conjunction with, the Company’s audited consolidated financial statements and related footnotes for the year ended December 31, 2012 included in the Company’s Annual Report on Form 10-K as filed with the United States Securities and Exchange Commission (“SEC”) on March 18, 2013.  These financial statements reflect all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the Company’s financial position as of June 30, 2013 and its results of operations and cash flows for the interim periods presented and are not necessarily indicative of results for subsequent interim periods or for the full year.  These interim financial statements do not include all of the information and footnotes required by GAAP for complete financial statements and allowed by the relevant SEC rules and regulations; however, the Company believes that its disclosures are adequate to ensure that the information presented is not misleading. Certain amounts in prior periods have been reclassified to conform to current presentation.

    On June 7, 2013, the Company effected a 1-for-10 reverse stock split of its common stock. All share and per share information has been retroactively restated to reflect this reverse stock split.

Liquidity and Management’s Plans

    The accompanying consolidated financial statements have been prepared on a basis assuming that the Company is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  As of June 30, 2013, the Company had cash of approximately $11,608,000, working capital of approximately $8,453,000, and an accumulated deficit of approximately $104,232,000.  The Company continues to incur recurring losses from operations.  The Company will require additional capital to fund our product development, research, manufacturing and clinical programs in accordance with our current planned operations.  Management intends to pursue additional financing to fund these operations and the Company has funded its operations in the past primarily through debt and equity issuances.  Management believes that it will be successful in meeting the milestones required under their current financing arrangement and/or raising additional capital.  No assurances can be given that additional capital will be available on terms acceptable to the Company. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

(2)  CASH

Cash and Cash Equivalents

    As of June 30, 2013, the Company held approximately $11,608,000 in cash and cash equivalents.  The Company’s cash equivalents consist solely of bank money market funds.  The Company maintains its cash in bank deposit accounts which, at times, may exceed federally insured limits.  The Company has never experienced any losses related to these balances.

Restricted Cash

    As of June 30, 2013, restricted cash consists of two $250,000 letters of credit issued in favor of one of the Company’s key product development vendors and a $157,463 letter of credit issued in favor of a landlord.  As of December 31, 2012, restricted cash consisted of one $250,000 letter of credit issued in favor of one of the Company’s key product development vendors and a $157,463 letter of credit issued in favor of a landlord.

(3)  INTANGIBLE ASSETS

    The Company’s intangible assets are related to the acquisition of assets from Durham Pharmaceuticals Ltd. in 2007.  As of June 30, 2013 and 2012, intangible assets related to this Acquisition are summarized as follows:

			2013		2012
	Estimated		Accumulated
	Life	Cost	Amortization	Net	Net
Contract related intangible asset:
Cato Research discounted contract	3 years	$355,000	$355,000	$—	$—
Technology related intangible assets:
Patents for the AzoneTS-based product candidates and formulation	4.5 years	1,305,000	—	1,305,000	1,305,000
Drug Master Files containing formulation, clinical and safety documentation used by the FDA	4.5 years	1,500,000	—	1,500,000	1,500,000
In-process pharmaceutical products for 2 indications	4.5 years	6,820,000	—	6,820,000	6,820,000
Total technology related intangible assets		9,625,000	—	9,625,000	9,625,000
Total, net		$9,980,000	$355,000	$9,625,000	$9,625,000

    Intangible assets related to technology are expected to be amortized on a straight-line basis over the period ending 2019, when the underlying patents expire, and will commence upon revenue generation which the Company estimates may occur as early as the middle of 2015.  The Cato Research contract related to this intangible asset was amortized over a three year period, which ended in 2010.

    Estimated amortization expense for each of the next five calendar years is as follows:
Estimated Amortization Expense
2013	$—
2014	—
2015	1,069,000
2016	2,139,000
2017	2,139,000

(4)  OPERATING LEASE COMMITMENTS

    The Company leases approximately 37,000 square feet of manufacturing, laboratory and office space in a single-story building located in Franklin, Massachusetts under a lease expiring October 31, 2017 and approximately 1,060 square feet of residential space as a corporate apartment in Franklin, Massachusetts under a lease expiring July 24, 2014.

    The Company also leases approximately 7,900 square feet of corporate office space in a multi-story building located in Philadelphia, Pennsylvania under a lease expiring May 31, 2017.

    Future minimum lease payments for each of the next 5 years under these operating leases are as follows:

	Franklin	Philadelphia	Total
For the period ending June 30,
2013	$226,000	$93,000	$319,000
2014	447,000	187,000	634,000
2015	444,000	192,000	636,000
2016	454,000	196,000	650,000
2017	382,000	82,000	464,000
Total	$1,953,000	$750,000	$2,703,000

    The Company’s facilities lease expense, including accruals for lease incentives, was approximately $99,000 and $74,000 for the three months ended June 30, 2013 and 2012, respectively, and $389,000 and $151,000 for the six months ended June 30, 2013 and 2012, respectively.

(5)  DERIVATIVE WARRANT LIABILITY

    At June 30, 2013 and December 31, 2012, the Company had outstanding warrants to purchase 1,050,454 and 1,254,004 shares of its Common Stock, respectively. Included in these outstanding warrants at June 30, 2013 and December 31, 2012 are warrants to purchase 700,000 and 736,015 shares, respectively, that are considered to be derivative financial instruments because the warrant agreements contain “down round” provisions whereby the number of shares covered by the warrants is subject to change in the event of certain future dilutive stock issuances. The fair value of these derivative instruments at June 30, 2013 and December 31, 2012 was approximately $909,000 and $5,585,000, respectively, and is included in Derivative Warrant Liability, a current liability, in the Consolidated Balance Sheet. Changes in fair value of the derivative financial instruments are recognized in the Consolidated Statement of Operations as a gain or loss on revaluation of derivative warrant liability. The Gain on Revaluation of Derivative Warrant Liability for the three and six months ended June 30, 2013 was approximately $2,995,000 and $4,676,000, respectively.  The Gain on Revaluation of Derivative Warrant Liability for the three and six months ended June 30, 2012 was approximately $370,000 and $601,000, respectively.

    The Derivative Warrant Liability represents the risk exposure pertaining to the warrants and is based on the fair value of the underlying common stock and the Gain on Revaluation of Derivative Warrant Liability is a result of the change in that fair value.  For the three months ended June 30, 2013, no derivative warrants were exercised and none expired. For the six months ended June 30, 2013, no derivative warrants were exercised and 45,164 expired. For the six months ended June 30, 2012, 11,850 derivative warrants were exercised, which resulted in a reclassification of approximately $42,000 from the Derivative Warrant Liability to Additional Paid-in Capital.

    The table below presents the changes in the Level 3 Derivative Warrant Liability measured for the six months ended June 30, 2013 and 2012:

	2013	2012
Derivative Warrant Liability as of January 1	$5,585,141	$1,035,337
Total unrealized losses included in net loss (1)	781,682	—
Total unrealized gains included in net loss (1)	(5,305,000)	(539,648)
Total realized gains included in net loss (1)	(152,668)	(61,633)
Reclassification of derivative warrant liability to additional paid-in capital for derivative warrants exercised	—	(41,520)
Derivative Warrant Liability as of June 30	$909,155	$392,536

(1) Included in Gain on Revaluation of Derivative Warrant Liability in the Consolidated Statement of Operations.

(6)  PREFERRED STOCK

    The Company is authorized to issue up to 40,000,000 shares of preferred stock with such rights, preferences and privileges as are determined by the Board of Directors.

Series C Convertible Preferred Stock

    The Company has authorized 10,000 shares of Series C Preferred Stock (the “Series C Stock”), of which 9,974.185 shares were issued and outstanding as of June 30, 2013 and December 31, 2012.

Series D Convertible Preferred Stock

    The Company has authorized 3,600,000 shares of Series D Convertible Preferred Stock (the “Series D Stock”), of which 3,006,000 shares were issued and outstanding as of June 30, 2013 and December 31, 2012.

(7)  COMMON STOCK

    The Company has authorized 150,000,000 shares of Common Stock, of which 10,679,790 and 4,437,346 shares were issued and outstanding as of June 30, 2013 and December 31, 2012, respectively.

January 2013 Financing

    On January 31, 2013 and February 1, 2013, the Company entered into underwriting agreements (collectively, the “Underwriting Agreements”) with Aegis Capital Corp., with respect to the issuance and sale in an underwritten public offering by the Company of an aggregate of 1,567,833 shares of the Company’s Common Stock (including 204,500 shares sold pursuant to the over-allotment option), at a price to the public of $7.50 per share.  The net proceeds to the Company, after deducting the underwriting discount and other offering expenses payable by the Company, from the sale of the shares in the offering were approximately $10,626,000.  Subsequent to the offering, the Company used a portion of the net proceeds of the offering to pay off the Promissory Note issued to Platinum-Montaur Life Sciences, LLC (“Montaur”) in connection with the $20 million non-revolving draw credit facility with Montaur.  The Note will mature on August 31, 2017.  See Note 13.

June 2013 Financing

    On June 13, 2013, the Company entered into an underwriting agreement with Aegis Capital Corp., as a representative of several underwriters (collectively, the “Underwriters”), with respect to the issuance and sale in an underwritten public offering by the Company of an aggregate of 4,628,750 shares of the Company’s Common Stock (including 603,750 shares sold pursuant to the over-allotment option), at a price to the public of $2.70 per share.  The net proceeds to the Company, after deducting the underwriting discount and other offering expenses payable by the Company, from the sale of the shares in the offering were approximately $11,338,000.

Stock Issued in Exchange for Services

    During the six months ended June 30, 2013 and 2012, the Company issued 7,450 and 2,867 shares, respectively, of Common Stock with a fair value of $89,970 and $50,299, respectively, to vendors in exchange for their services.  Expenses associated with these transactions were included in Selling, General and Administrative Expenses in the Consolidated Statements of Operations.

(8)  EQUITY COMPENSATION PLANS

    In March 2003, the Company’s shareholders approved its 2003 Stock Option and Incentive Plan (the “2003 Plan”). Pursuant to the 2003 Plan, the Company’s Board of Directors (or its committees and/or executive officers delegated by the Board of Directors) may grant incentive and nonqualified stock options, restricted stock, and other stock-based awards to the Company’s employees, officers, directors, consultants and advisors.  As of June 30, 2013, there were 31,125 restricted shares of Common Stock issued and options to purchase an aggregate of 82,125 shares of Common Stock outstanding under the 2003 Plan and none are available for future grants due to the plan’s expiration.

    In May 2008, the Company’s shareholders approved the 2008 Equity Compensation Plan (the “2008 Plan”). The 2008 Plan provides for grants of incentive stock options to employees and nonqualified stock options and restricted stock to employees, consultants and non-employee directors of the Company.  In May 2013, the Company’s shareholders approved an amendment to the 2008 Plan to fix the maximum number of shares available under the 2008 Plan at 10,000,000 shares following shareholder approval of a 1-for-10 reverse stock split effective June 7, 2013.  As of June 30, 2013, there were 295,528 restricted shares of Common Stock issued and options to purchase an aggregate of 531,278 shares of Common Stock outstanding under the 2008 Plan and 9,455,722 shares available for future grants.

    The following table shows the remaining shares available for future grants for each plan and outstanding shares:

	Equity Compensation Plans
	2003 Plan	2008 Plan
Shares Available For Issuance
Total reserved for stock options and restricted stock	160,000	10,000,000
Net restricted stock issued net of cancellations	(31,125)	(295,528)
Stock options granted	(154,449)	(324,250)
Add back options cancelled before exercise	67,849	75,500
Less shares no longer available due to Plan expiration	(42,275)	—
Remaining shares available for future grants	—	9,455,722
			Not Pursuant to a Plan
Total granted	154,449	324,250	310,000
Less: Options cancelled	(67,849)	(75,500)	(138,333)
Options exercised	(35,600)	(13,000)	(66,667)
Net shares outstanding before restricted stock	51,000	235,750	105,000
Net restricted stock issued net of cancellations	31,125	295,528	28,484
Outstanding shares at June 30, 2013	82,125	531,278	133,484

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

    The assumptions used principally for stock options granted to employees and members of the Company’s Board of Directors in the six months ended June 30, 2013 and 2012 were as follows:

	2013	2012
Risk-free interest rate	0.13% - 1.41%	0.94% - 2.05%
Expected dividend yield	—	—
Expected term	1 - 6.5 years	6.5 years
Forfeiture rate (excluding fully vested stock options)	15%	15%
Expected volatility	129% - 141%	131% - 137%

    A summary of stock option activity as of and for the six months ended June 30, 2013 is as follows:

Stock Options	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2013	343,334	$14.75
Granted	69,750	4.66
Exercised	—	—
Forfeited or expired	(21,334)	23.88
Outstanding at June 30, 2013	391,750	$12.45	6.99 years	$—
Exercisable at June 30, 2013	240,575	$11.04	5.57 years	$—

    The weighted-average grant-date fair value of stock options granted during the six months ended June 30, 2013 was $4.05 per share. Share-based compensation expense recognized in the six months ended June 30, 2013 and 2012 was approximately $456,000 and $407,000, respectively. As of June 30, 2013, there was approximately $1,745,000 of total unrecognized compensation expense related to non-vested share-based option compensation arrangements. With the exception of the unrecognized share-based compensation related to certain restricted stock grants to officers and employees that contain performance conditions related to United States Food and Drug Administration (“FDA”) approval for Symphony or the sale of substantially all of the stock or assets of the Company (see Note 10 on Restricted Stock below), unrecognized compensation is expected to be recognized over the next four years.

(10)  RESTRICTED STOCK

    During the six months ended June 30, 2013, the Company granted an aggregate of 38,638 restricted shares of Common Stock to certain officers, employees, directors and consultants of the Company.  The grants were issued pursuant to the 2008 Plan.  The grant date fair value of these restricted stock grants was approximately $250,316.  Share-based compensation expense related to restricted stock recognized in the six months ended June 30, 2013 and June 30, 2012 was approximately $313,000 and $29,000, respectively.

    A summary of the Company’s nonvested restricted stock activity as of and for the six months ended June 30, 2013, is as follows:

Restricted Stock	Shares	Weighted- Average Grant-Date Fair Value
Nonvested at January 1, 2013	316,044	$16.60
Granted this period	38,638	6.48
Vested	(22,953)	19.75
Forfeited	(24,500)	9.94
Nonvested at June 30, 2013	307,229	$15.62

    Among the 307,229 shares of non-vested restricted stock, the various vesting criteria include the following:

•	165,460 shares of restricted stock vest upon the FDA approval of Symphony or the sale of the Company; and
•	141,769 shares of restricted stock vest over one to four years, at each of the anniversary dates of the grants.

    As of June 30, 2013, there was approximately $1,658,000 of total unrecognized compensation expense related to non-vested share-based restricted stock arrangements granted pursuant to the Company’s equity compensation plans that vest over time in the foreseeable future. As of June 30, 2013, the Company cannot estimate the timing of completion of performance vesting requirements required by certain of these restricted stock grant arrangements.  Compensation expense related to these restricted share grants will be recognized when the Company concludes that achievement of the performance vesting conditions is probable.

(11)  WARRANTS

    At June 30, 2013, the Company had the following outstanding warrants:

	Number of Shares Exercisable	Exercise Price	Date of Expiration
Outstanding warrants accounted for as derivative warrant liability:
Granted to debt holder	400,000	$20.00	8/31/2017
Granted to debt holder	100,000	21.30	9/20/2017
Granted to debt holder	50,000	22.70	10/17/2017
Granted to debt holder	150,000	21.10	11/6/2017
Total outstanding warrants accounted for as derivative warrant liability	700,000
Weighted average exercise price		$20.61
Weighted average time to expiration in years			4.23 years

Outstanding warrants accounted for as equity:
Granted to investors in private placement of preferred stock	3,228	$10.00	9/30/2013
Granted to investors in private placement of preferred stock	19,834	15.00	10/28/2013
Granted to investors in private placement of preferred stock	39,000	7.50	2/28/2014
Granted to vendor	6,000	6.00	3/15/2014
Granted to investors in private placement	40,000	15.90	6/30/2014
Granted to investors in private placement	76,800	20.00	11/13/2014
Granted to placement agent in private placement	25,695	15.00	11/13/2014
Granted to investors in private placement	6,300	20.00	12/3/2014
Granted to investors in private placement	34,146	22.50	2/9/2015
Granted to placement agents in private placement	2,853	22.50	2/9/2015
Granted to investor in private placement	638	22.50	3/18/2015
Granted to investors in private placement	95,960	30.00	12/7/2014
Total outstanding warrants accounted for as equity	350,454
Weighted average exercise price		$20.17
Weighted average time to expiration in years			1.22 years

Totals for all warrants outstanding:
Total	1,050,454
Weighted average exercise price		$20.46
Weighted average time to expiration in years			3.22 years

    A summary of warrant activity for the six months ended June 30, 2013 is as follows:

Warrants	Shares	Weighted- Average Exercise Price
Outstanding at January 1, 2013	1,254,004	$20.08
Granted	9,175	12.60
Exercised	—	—
Forfeited or expired	(212,725)	17.69
Outstanding at June 30, 2013	1,050,454	$20.46

Exercise of Common Stock Warrants

    During the six months ended June 30, 2013, the Company issued no shares of its Common Stock upon the exercise of warrants.

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

    The Company received a licensing fee of approximately $500,000 upon execution of the Handok License and the right to receive future milestone payments and royalties. The Company recognizes these upfront, nonrefundable payments as revenue on a straight-line basis over the contractual or estimated performance period. During the three months ended June 30, 2013 and 2012, the Company recorded approximately $23,000 and $31,000, respectively, of nonrefundable license revenue.  During the six months ended June 30, 2013 and 2012, the Company recorded approximately $45,000 and $62,000, respectively, of nonrefundable license revenue.  As of June 30, 2013, approximately $45,000 of deferred revenue remains unrecognized, which will be recognized over the next 12 months and is shown as Deferred Revenue From Licensing Arrangements among current liabilities on the Consolidated Balance Sheet.  Approximately $90,000 of the remaining deferred revenue will be recognized over the period subsequent to the next 12 months and is shown as Deferred Revenue From Licensing Arrangements among non-current liabilities.

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

    Pursuant to the Loan Agreement, the Company issued Montaur a warrant to purchase 400,000 shares of its Common Stock, with a term of five years and an exercise price of $20.00 per share (the “Commitment Warrant”).  The fair value of the warrant was determined to be approximately $4,840,000 and was recorded as a deferred financing cost that will be amortized to interest expense over the term of the Note.  Of this cost, $968,004 is reflected in Current Assets, representing the portion which will be amortized over the next twelve months. Amortization of the deferred financing cost for the three and six months ended June 30, 2013 was $242,000 and $484,000, respectively, and is included in interest expense.  In addition, for each $1,000,000 of funds borrowed pursuant to the Credit Facility, the Company will issue Montaur a warrant to purchase 100,000 shares of Common Stock, with a term of five years and an exercise price equal to 150% of the market price of the Common Stock at the time of the draw, but in no event less than $20.00 or more than $40.00 per share (together with the Commitment Warrant, the “Warrants”).  All of the Warrants are immediately exercisable and will have a term of five years from the issue date. The exercise price of the Warrants is subject to adjustment for stock splits, combinations or similar events.  An exercise under the Warrants may not result in the holder beneficially owning more than 4.99% or 9.99%, as applicable, of all of the Common Stock outstanding at the time; provided, however, that a holder may waive the 4.99% ownership limitation upon sixty-one (61) days’ advance written notice to the Company.

    On September 14, 2012, the Company submitted a draw request to Montaur in the amount of $3,000,000 in the form required by the Loan Agreement (the “September Request”).  The Company ultimately received the $3,000,000 in the following increments: $1,000,000 on September 20, 2012, $500,000 on October 17, 2012, and $1,500,000 on November 6, 2012.  These draws were recorded on the Consolidated Balance Sheet under note payable, net of the initial $3,000,000 in discounts recorded related to the warrants issued.  In accordance with the Loan Agreement and as a result of funding received from Montaur, the Company issued to Montaur separate warrants concurrent with the three draws above to purchase 100,000, 50,000 and 150,000 shares of Common Stock each with a term of five years, and exercise prices of $21.30, $22.70 and $21.10 per share, respectively.  The fair value of the warrants issued to purchase 300,000 shares of Common Stock was determined to be approximately $3,455,000, of which $3,000,000 was treated as a debt discount and was to be accreted to interest expense over the term of the Note, and the balance of approximately $455,000 was charged to interest expense in 2012.

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

(14) SUBSEQUENT EVENTS

In August 2013, a shareholder derivative action was filed in the Court of Common Pleas of Philadelphia County naming as defendant the Company, its directors and certain of its officers.  The complaint seeks unspecified amount of damages and principally alleges breaches of fiduciary duty and gross mismanagement related to the Loan Agreement and Company’s prepayment of the Promissory Note it issued to Montaur.  Based on a preliminary review and analysis of the complaints, the Company believes that this lawsuit is without merit and intends to defend vigorously. The Company is not presently able to estimate the potential losses, if any, related to this lawsuit.

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

Research and Development

    We believe that ongoing research and development efforts are essential to our success.  A major portion of our operating expenses to date is related to our research and development activities. R&D expenses generally consist of internal salaries and related costs, and third-party vendor expenses for product design and development, product engineering and contract manufacturing. In addition, R&D costs include regulatory consulting, feasibility product testing (internal and external) and conducting nonclinical and clinical studies. R&D expenses were approximately $7,239,000 for the six months ended June 30, 2013 and $8,671,000 for the year ended December 31, 2012. We intend to maintain our strong commitment to R&D as an essential component of our product development efforts. Licensed or acquired technology developed by third parties may be an additional source of potential products; however, our ability to raise sufficient financing may impact our level of R&D spending.

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

Results of Operations

Comparison of the Three Months ended June 30, 2013 and 2012

    Licensing Revenue — We signed two licensing agreements during fiscal year 2009, each with a minimum term of ten years, that required non-refundable license payments by the licensees. The non-refundable license payments received in cash totaled $1,250,000 across both transactions. We are recognizing the non-refundable payments as revenue on a straight-line basis over our contractual or estimated performance period. Periodically, we have adjusted our amortization period for revenue recognition for each of our license arrangements to reflect a revision in the estimated timing of regulatory approval.  We determined that approximately $23,000 and $31,000 of licensing revenue was recognizable in the three months ended June 30, 2013 and 2012, respectively.

    Other Revenue — We retain contract engineering and development services in connection with our product development for one of our licensees and such costs are reimbursed by that licensee and recorded as other revenue.  The costs from the contract engineering services are included in research and development expenses on the Statements of Operations. There was no markup on the contract engineering services recorded as other revenue.  We did not have any such other revenue during the three months ended June 30, 2013, and 2012, respectively.

    Research and Development Expenses — Research and development expenses increased by approximately $1,819,000, or 83%, to approximately $4,019,000 for the three months ended June 30, 2013 from approximately $2,200,000 for the three months ended June 30, 2012. R&D expenses increased primarily as a result of increased engineering and design expenses incurred with outside contractors and personnel relating to Prelude and Symphony.

    R&D expenses for Prelude and Symphony amounted to approximately 66% and 62% of total operating expenses during the three months ended June 30, 2013 and 2012, respectively.  For the three months ended June 30, 2013, expenses consisted of primarily development, clinical and manufacturing of $3,016,000, $762,000 and $201,000, respectively.  For the three months ended June 30, 2012, expenses consisted of primarily development, clinical and manufacturing of $1,892,000, $289,000 and $7,000, respectively.

    Selling, General and Administrative Expenses — Selling, general and administrative expenses increased by approximately $763,000, or 57%, to approximately $2,098,000 for the three months ended June 30, 2013 from approximately $1,335,000 for the three months ended June 30, 2012.

    Selling, general and administrative expenses represented 34% and 38% of total operating expenses during the three months ended June 30, 2013 and 2012, respectively. We are not engaged in selling activities and, accordingly, general and administrative expenses relate principally to salaries and benefits for our executive, financial and administrative staff, public company costs, investor relations, legal, accounting, public relations, capital-raising and facilities.  We have also begun prelaunch marketing and manufacturing activities and added related personnel, which accounts for much of the increase period-over-period.

    Interest Income — Interest income was approximately $1,000 and $2,000 for each of the three months ended June 30, 2013 and 2012, respectively.

    Interest Expense — Interest expense was approximately $242,000 and $100 for the three months ended June 30, 2013 and 2012, respectively.  The increase in interest expense in 2013 is related to our Credit Facility with Montaur.  The 2013 interest expense represents the amortization of deferred financing costs for the fair value of the Commitment Warrant issued pursuant to the loan agreement.

    Gain on Revaluation of Derivative Warrant Liability — Changes in the fair value of derivative financial instruments are recognized in the Consolidated Statement of Operations as a derivative gain or loss. The primary underlying risk exposure pertaining to the warrants is the change in fair value of the underlying common stock. The gain on revaluation of the derivative warrant liability for the three months ended June 30, 2013 and 2012 was approximately $2,995,000 and $370,000, respectively.

    Net Loss — As a result of the factors described above, we had a net loss of approximately $3,341,000 for the three months ended June 30, 2013 compared to approximately $3,154,000 for the three months ended June 30, 2012.

Comparison of the Six Months ended June 30, 2013 and 201

    Licensing Revenue — We signed two licensing agreements during fiscal year 2009, each with a minimum term of ten years, that required non-refundable license payments by the licensees. The non-refundable license payments received in cash totaled $1,250,000 across both transactions. We are recognizing the non-refundable payments as revenue on a straight-line basis over our contractual or estimated performance period. Periodically, we have adjusted our amortization period for revenue recognition for each of our license arrangements to reflect a revision in the estimated timing of regulatory approval.  We determined that approximately $45,000 and $62,000 of licensing revenue was recognizable in the six months ended June 30, 2013 and 2012, respectively.

    Other Revenue — We retain contract engineering and development services in connection with our product development for one of our licensees and such costs are reimbursed by that licensee and recorded as other revenue.  The costs from the contract engineering services are included in research and development expenses on the Statements of Operations. There was no markup on the contract engineering services recorded as other revenue.  We did not have any such other revenue during the six months ended June 30, 2013, and 2012, respectively.

    Research and Development Expenses — Research and development expenses increased by approximately $3,647,000, or 102%, to approximately $7,239,000 for the six months ended June 30, 2013 from approximately $3,592,000 for the six months ended June 30, 2012. R&D expenses increased primarily as a result of increased engineering and design expenses incurred with outside contractors and personnel relating to Prelude and Symphony.

    R&D expenses for Prelude and Symphony amounted to approximately 62% and 53% of total operating expenses during the six months ended June 30, 2013 and 2012, respectively.  For the six months ended June 30, 2013, expenses consisted of primarily development, clinical and manufacturing of $6,084,000, $842,000 and $226,000, respectively.  For the six months ended June 30, 2012, expenses consisted of primarily development, clinical and manufacturing of $3,182,000, $372,000 and $14,000, respectively.

    Selling, General and Administrative Expenses — Selling, general and administrative expenses increased by approximately $1,204,000, or 38%, to approximately $4,398,000 for the six months ended June 30, 2013 from approximately $3,194,000 for the six months ended June 30, 2012.

    Selling, general and administrative expenses represented 38% and 47% of total operating expenses during the six months ended June 30, 2013 and 2012, respectively. We are not engaged in selling activities and, accordingly, general and administrative expenses relate principally to salaries and benefits for our executive, financial and administrative staff, public company costs, investor relations, legal, accounting, public relations, capital-raising and facilities. We have also begun prelaunch marketing and manufacturing activities and added related personnel, which accounts for much of the increase period-over-period.

    Interest Income — Interest income was approximately $2,000 and $5,000 for each of the six months ended June 30, 2013 and 2012, respectively.

    Interest Expense — Interest expense was approximately $3,416,000 and $300 for the six months ended June 30, 2013 and 2012, respectively.  The increase in interest expense in 2013 is related to our Credit Facility with Montaur.  This interest expense is primarily comprised of $2,879,000 in unamortized debt discount that was recognized at the prepayment of all outstanding draws on March 1, 2013.  An additional $484,000 in interest expense represents the amortization of deferred financing costs for the fair value of the Commitment Warrant issued pursuant to the loan agreement.  The remaining $53,000 in interest expense represents the interest incurred in 2013 on the $3,000,000 loan prior to its repayment.

    Gain on Revaluation of Derivative Warrant Liability — Changes in the fair value of derivative financial instruments are recognized in the Consolidated Statement of Operations as a derivative gain or loss. The primary underlying risk exposure pertaining to the warrants is the change in fair value of the underlying common stock. The gain on revaluation of the derivative warrant liability for the six months ended June 30, 2013 and 2012 was approximately $4,676,000 and $601,000, respectively.

    Net Loss — As a result of the factors described above, we had a net loss of approximately $10,330,000 for the six months ended June 30, 2013 compared to approximately $6,140,000 for the six months ended June 30, 2012.

Liquidity and Capital Resources

    We have financed our operations since inception primarily through sales of our Common Stock and preferred stock, the issuance of convertible promissory notes, draws from the Credit Facility, unsecured and secured promissory notes, non-refundable payments received under license agreements and cash received in connection with exercises of Common Stock options and warrants.  As of June 30, 2013, we had approximately $11,608,000 of cash and cash equivalents, with no other short term investments.  During the six months ended June 30, 2013, in two public Common Stock offerings in January 2013 and June 2013, we raised approximately $21,965,000, after deducting underwriting discounts and other offering expenses payable by the Company.  At the time of the January 2013 offering, we elected to use a portion of the net proceeds of the offering to pay off the Note we issued to Montaur in connection with the Credit Facility.  The Note will mature on August 31, 2017.  As of March 1, 2013, the entire balance under the Note was $3,113,366, which included $3,000,000 of principal and $113,366 of accrued and unpaid interest, and was repaid to Montaur in full on March 1, 2013.  The Credit Facility could provide an additional $17,000,000 in future financing, a substantial portion of which is subject to the successful achievement of certain clinical and regulatory milestones, provided we have not incurred any events of default under the Loan Agreement.

    Net cash used in operating activities was approximately $10,642,000 for the six months ended June 30, 2013.  The use of cash in operating activities was primarily attributable to the net loss of approximately $10,330,000, adjusted for non-cash items and changes in assets and liabilities.

    Net cash used in investing activities was approximately $460,000 for the six months ended June 30, 2013.  Cash of approximately $250,000 was used in increasing restricted cash held in escrow under a letter of credit for the benefit of a vendor during the six month period ended June 30, 2013.  Also, cash of approximately $210,000 was used to purchase furniture, equipment and leasehold improvements during the six months ended June 30, 2013.

    Net cash provided by financing activities was approximately $18,963,000 for the six months ended June 30, 2013.  We received approximately $21,965,000 from our two public Common Stock offerings, offset by the repayment of the entire $3,000,000 balance of our Note issued to Montaur in connection with our Credit Facility.

    At June 30, 2013, we had outstanding warrants to purchase 1,050,454 shares of Common Stock at exercise prices ranging from $6.00 per share to $30.00 per share.  If exercised in full, these could future provide cash proceeds to the Company of approximately $21,497,000.

    We continue to aggressively pursue additional financing from existing relationships (current and prior shareholders, investors and lenders) and from new investors through placement agents and investment bankers to support operations, including our product and clinical development programs.

    We have demonstrated the ability to manage our costs aggressively and increase our operating efficiencies while advancing our medical device product development and clinical programs.  During the six months ended June 30, 2013, we managed our medical device product development, clinical and operating costs while pursuing necessary funding. In order to advance our product and clinical development programs, establish contract manufacturing and support our licensee for the manufacture of Prelude, pursue CE Marking and FDA approval for Symphony and support our operating activities, we expect our monthly operating costs associated with salaries and benefits, regulatory and public company consulting, contract engineering and manufacturing, legal and other working capital costs to increase. In the past, we have relied primarily on raising capital or issuing debt in order to meet our operating budget and to achieve our business objectives, and we plan to continue that practice in the future. Although we have been successful in the past with raising sufficient capital to conduct our operations, we will continue to vigorously pursue additional financing as necessary to meet our business objectives; however, there can be no guarantee that additional capital will be available in sufficient amounts on terms favorable to us, if at all.

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

    Facilities, Property and Equipment — We conduct our operations primarily in leased facilities in Philadelphia, PA and Franklin, MA and have executed leases through May 31, 2017 and October 31, 2017, respectively, for each main operating facility.  We have also executed a lease for residential space for use as a corporate apartment in Franklin, Massachusetts through July 24, 2014.  Our property and equipment includes laboratory equipment, office furniture, computer equipment and leasehold improvements.

Contractual Obligations

    The following table outlines our current contractual obligations:

	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Facility leases – Franklin, MA	$1,954,000	$452,000	$890,000	$612,000	$—
Facility lease – Philadelphia, PA	749,000	185,000	383,000	181,000	—
Operating lease obligations	7,000	7,000	—	—	—
Capital lease obligation	3,000	3,000	—	—	—
Total	$2,713,000	$647,000	$1,273,000	$793,000	$—

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

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In August 2013, a shareholder derivative action was filed in the Court of Common Pleas of Philadelphia County naming as defendant the Company, our directors and certain of our officers.  The complaint seeks unspecified amount of damages and principally alleges breaches of fiduciary duty and gross mismanagement related to the Loan Agreement and our prepayment of the Promissory Note we issued to Montaur.  Based on a preliminary review and analysis of the complaints, we believe that this lawsuit is without merit and intend to defend vigorously. We are not presently able to estimate the potential losses, if any, related to this lawsuit.

ITEM 6.  EXHIBITS

    The Exhibits listed in the Exhibit Index immediately preceding such Exhibits are filed with or incorporated by reference in this report, except as noted.

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ECHO THERAPEUTICS, INC.

Date: August 9, 2013	By:	/s/ Patrick T. Mooney
Patrick T. Mooney, M.D. President and Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Christopher P. Schnittker
Christopher P. Schnittker, CPA Senior Vice President and Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description
31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101*
The following materials from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended
June 30, 2013, formatted in XBRL (Extensible Business Reporting Language), (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Cash Flows, and (iv) Notes to Consolidated Financial Statements.

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