Form 10-Q
period 2013-09-30
Echo Therapeutics, Inc.
filed 2013-11-07
CIK 1031927

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2013.

or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _________ to __________.

Commission File Number: 000-23017

ECHO THERAPEUTICS, INC.
(Exact name of registrant as specified in its charter)

Delaware	41-1649949
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

8 Penn Center 1628 JFK Blvd., Suite 300 Philadelphia, PA	19103
(Address of principal executive offices)	(Zip code)

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

Large accelerated filer [ ]	Accelerated filer [ ]	Non-accelerated filer [ ]	Smaller reporting company [X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ]   No [X]

As of November 6, 2013, 10,556,281 shares of the registrant’s Common Stock, $0.01 par value, were issued and outstanding.

ECHO THERAPEUTICS, INC.
QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2013

-i-

PART I—FINANCIAL INFORMATION
SPECIAL NOTE
All share numbers and share prices presented in this Quarterly Report on Form 10-Q have been adjusted to reflect the 1-for-10 reverse stock split of Echo Therapeutics, Inc.’s common stock effected on June 7, 2013.

ITEM 1.  FINANCIAL STATEMENTS.
ECHO THERAPEUTICS, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)
	September 30, 2013	December 31, 2012
ASSETS
Current Assets:
Cash and cash equivalents	$6,068,469	$3,747,210
Cash restricted pursuant to letters of credit	657,463	407,463
Deferred financing costs, current portion	968,004	968,004
Prepaid expenses and other current assets	127,110	75,626
Total current assets	7,821,046	5,198,303

Property and Equipment, at cost:
Computer equipment	323,489	367,854
Office and laboratory equipment (including assets under capitalized leases)	716,531	732,296
Furniture and fixtures	755,444	728,269
Manufacturing equipment	111,980	156,435
Leasehold improvements	825,589	818,939
	2,733,033	2,803,793
Less-Accumulated depreciation and amortization	(1,146,135)	(1,165,398)
Net property and equipment (including assets under capitalized leases)	1,586,898	1,638,395

Other Assets:
Intangible assets, net of accumulated amortization	9,625,000	9,625,000
Deferred financing costs, net of current portion	2,823,325	3,549,328
Other assets	12,066	10,566
Total other assets	12,460,391	13,184,894
Total assets	$21,868,335	$20,021,592
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$1,551,092	$2,319,219
Deferred revenue from licensing arrangements, current portion	90,228	90,228
Capital lease obligation, current portion	2,017	2,527
Derivative warrant liability	979,155	5,585,141
Accrued expenses and other current liabilities	1,595,920	1,581,448
Total current liabilities	4,218,412	9,578,563
Capital lease obligation, net of current portion	—	1,361
Note payable, net of discount	—	120,834
Deferred revenue from licensing arrangements, net of current portion	22,557	90,228
Total liabilities	4,240,969	9,790,986

Commitments and contingencies

Stockholders’ Equity:
Convertible Preferred Stock:
Series C, $0.01 par value, authorized 10,000 shares, issued and outstanding 9,974.185 shares at September 30, 2013 and December 31, 2012	100	100
Series D, $0.01 par value, authorized 3,600,000 shares, issued and outstanding 3,006,000 shares at September 30, 2013 and December 31, 2012 (preference in liquidation of $3,006,000)	30,060	30,060
Common Stock, $0.01 par value, authorized 150,000,000 shares, issued and outstanding 10,699,990 and 4,437,346 shares at September 30, 2013 and December 31, 2012, respectively	107,003	44,374
Additional paid-in capital	126,958,986	104,058,087
Accumulated deficit	(109,468,783)	(93,902,015)
Total stockholders’ equity	17,627,366	10,230,606
Total liabilities and stockholders’ equity	$21,868,335	$20,021,592

The accompanying notes are an integral part of these consolidated financial statements.

(Reflects 1-for-10 reverse stock split effective June 7, 2013)

Echo Therapeutics, Inc.
Consolidated Statements of Operations
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2013	2012	2013	2012
Licensing revenue	$22,557	$30,927	$67,671	$92,781
Total revenues	22,557	30,927	67,671	92,781

Operating Expenses:
Research and development	2,756,005	2,139,465	9,994,877	5,731,417
Selling, general and administrative	2,192,412	1,508,069	6,590,206	4,702,325
Total operating expenses	4,948,417	3,647,534	16,585,083	10,433,742

Loss from operations	(4,925,860)	(3,616,607)	(16,517,412)	(10,340,961)

Other Income (Expense):
Interest income	877	635	2,580	5,150
Interest expense	(242,062)	(89,123)	(3,657,921)	(89,407)
Debt financing costs	−	(160,000)	−	(160,000)
Loss on disposals of assets	−	−	−	(21,272)
Gain (loss) on revaluation of derivative warrant liability	(70,000)	(400,000)	4,605,986	201,281
Other income (expense), net	(311,185)	(648,488)	950,645	(64,248)

Net loss	$(5,237,045)	$(4,265,095)	$(15,566,767)	$(10,405,209)

Net loss per common share, basic and diluted	$(0.49)	$(1.07)	$(2.06)	$(2.65)

Basic and diluted weighted average common shares outstanding	10,688,781	3,985,888	7,571,733	3,925,637

The accompanying notes are an integral part of these consolidated financial statements.

(Reflects 1-for-10 reverse stock split effective June 7, 2013)

ECHO THERAPEUTICS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Nine Months Ended September 30,
	2013	2012
Cash Flows From Operating Activities:
Net loss	$(15,566,767)	$(10,405,209)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization of property and equipment	288,883	75,772
Share-based compensation, net	908,983	920,251
Fair value of common stock issued for services	89,970	118,465
Gain on revaluation of derivative warrant liability	(4,605,986)	(201,281)
Amortization of discount on note payable	2,879,166	5,556
Amortization of non-cash deferred financing costs	726,003	80,667
Non-cash loss on disposals of assets	—	21,272
Non-cash debt financing costs	—	160,000
Changes in assets and liabilities:
Accounts receivable	—	37,065
Prepaid expenses and other current assets	(51,484)	99,041
Other assets	(1,500)	9,999
Accounts payable	(768,127)	664,190
Deferred revenue from licensing arrangements	(67,671)	(92,781)
Accrued expenses and other liabilities	14,472	637,633
Net cash used in operating activities	(16,154,058)	(7,869,360)

Cash Flows from Investing Activities:
Purchase of furniture, equipment and leasehold improvements	(237,387)	(985,158)
Increase in restricted cash	(250,000)	(157,463)
Net cash used in investing activities	(487,387)	(1,142,621)

Cash Flows From Financing Activities:
Proceeds from issuances of common stock, net of expenses	21,964,575	6,667
Proceeds from Platinum note payable	—	1,000,000
Repayment of Platinum note payable	(3,000,000)	—
Principal payments on capital lease obligations	(1,871)	(1,694)
Proceeds from exercise of warrants	—	212,017
Proceeds from exercise of stock options	—	195,260
Net cash provided by financing activities	18,962,704	1,412,250

Net increase (decrease) in cash and cash equivalents	2,321,259	(7,599,731)
Cash and cash equivalents, beginning of period	3,747,210	8,995,571
Cash and cash equivalents, end of period	$6,068,469	$1,395,840

The accompanying notes are an integral part of these consolidated financial statements.

Echo Therapeutics, Inc.
Consolidated Statements of Cash Flows
(Unaudited)

Supplemental Disclosure of Cash Flow Information and Non-Cash Financing Transactions:
	For the Nine Months Ended September 30,
	2013	2012

Cash paid for interest	$114,082	$408
Reclassification of derivative warrant liability to additional paid-in capital	$—	$61,520
Fair value of common stock issued in connection with settlement agreement	$—	$208,000
Fair value of Commitment Warrant issued in connection with debt financing	$—	$4,840,000
Fair value of Draw Warrant issued for note payable recorded as discount	$—	$1,000,000
Fair value of Draw Warrant issued for note payable recorded as debt financing costs	$—	$160,000

The accompanying notes are an integral part of these consolidated financial statements.

Echo Therapeutics, Inc.
Notes To Consolidated Financial Statements
Quarter Ended September 30, 2013 (Unaudited)

(1)  ORGANIZATION AND BASIS OF PRESENTATION

    We are a medical device company with expertise in advanced skin permeation technology.  We are developing our Symphony® CGM System (“Symphony”) as a non-invasive, wireless continuous glucose monitoring (“CGM”) system for use in hospital critical care units.  The Prelude® SkinPrep System (“Prelude”), a component of our Symphony CGM System, allows for enhanced skin permeation that will enable extraction of analytes such as glucose.  Prelude’s platform skin preparation technology also allows for needle-free, transdermal drug delivery.

    The accompanying unaudited consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Sontra Medical, Inc., a Delaware corporation. All significant intercompany balances and transactions have been eliminated in consolidation.  These financial statements have been prepared in conformity with generally accepted accounting principles (“GAAP”) in the United States consistent with those applied in, and should be read in conjunction with, the Company’s audited consolidated financial statements and related footnotes for the year ended December 31, 2012 included in the Company’s Annual Report on Form 10-K as filed with the United States Securities and Exchange Commission (“SEC”) on March 18, 2013.  These financial statements reflect all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the Company’s financial position as of September 30, 2013 and its results of operations and cash flows for the interim periods presented and are not necessarily indicative of results for subsequent interim periods or for the full year.  These interim financial statements do not include all of the information and footnotes required by GAAP for complete financial statements and allowed by the relevant SEC rules and regulations; however, the Company believes that its disclosures are adequate to ensure that the information presented is not misleading. Certain amounts in prior periods have been reclassified to conform to current presentation.

    On June 7, 2013, the Company effected a 1-for-10 reverse stock split of its common stock. All share and per share information has been retroactively restated to reflect this reverse stock split.

Liquidity and Management’s Plans

    The accompanying consolidated financial statements have been prepared on a basis assuming that the Company is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  As of September 30, 2013, the Company had cash of approximately $6,068,000, working capital of approximately $3,603,000, and an accumulated deficit of approximately $109,469,000.  The Company continues to incur recurring losses from operations.  The Company will require additional capital to fund our product development, research, manufacturing and clinical programs in accordance with our current planned operations.  Management intends to pursue additional financing to fund these operations and the Company has funded its operations in the past primarily through debt and equity issuances.  Management believes that it will be successful in meeting the milestones required under their current financing arrangement, securing collaborative arrangements with strategic partners, and/or raising additional capital.  No assurances can be given that additional capital will be available on terms acceptable to the Company. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

(2)  CASH

Cash and Cash Equivalents

    As of September 30, 2013, the Company held approximately $6,068,000 in cash and cash equivalents.  The Company’s cash equivalents consist solely of bank money market funds.  The Company maintains its cash in bank deposit accounts which, at times, may exceed federally insured limits.  The Company has never experienced any losses related to these balances.

Restricted Cash

    As of September 30, 2013, restricted cash consists of two $250,000 letters of credit issued in favor of one of the Company’s key product development vendors and a $157,463 letter of credit issued in favor of one of its landlords.  As of December 31, 2012, restricted cash consisted of one $250,000 letter of credit issued in favor of one of the Company’s key product development vendors and a $157,463 letter of credit issued in favor of one of its landlords.

(3)  INTANGIBLE ASSETS

    The Company’s intangible assets are related to the acquisition of certain assets related to AzoneTS-based technology from Durham Pharmaceuticals Ltd. in 2007.  Following the acquisition in 2007, the Company has modestly advanced the development programs for DurhalieveTM for the treatment of corticosteroid-responsive dermatoses and for the early stage AzoneTS reformulation drug candidates. Among other things, the Company has monitored stability on new drug formulations, worked on a complete response on the Durhalieve New Drug Application, met with the FDA on  development status, assembled a response for the methotrexate-AzoneTS ‘end of Phase 2’ meeting with the FDA, engaged consultants to review and recommend new product candidates and formulations, and conducted partnering activities around the technology.  In addition, the Company has made applicable regulatory filings necessary to maintain the active status of the AzoneTS Drug Master File, the Durhalieve and MAZ Investigational New Drug applications and the MAZ Orphan Drug application with the FDA.

    As of September 30, 2013 and 2012, intangible assets related to this Acquisition are summarized as follows:

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

    Intangible assets related to technology are expected to be amortized on a straight-line basis over the period ending 2019, when the underlying patents expire, and will commence upon revenue generation which the Company estimates could occur as early as the middle of 2015.  The Cato Research contract included above was amortized over a three year period, which ended in 2010.

    Estimated amortization expense for each of the next five calendar years is as follows:

Estimated Amortization Expense
2013	$—
2014	—
2015	1,069,000
2016	2,139,000
2017	2,139,000

    In periodically reviewing the carrying value of intangible assets, the Company considered if there have been events or circumstances that would indicate that the carrying amount of the intangible assets may not be recoverable.  If such events or circumstances existed, the Company performed an impairment test in accordance with FASB ASC 360-10. Under that standard, the first step in the impairment analysis is to compare the undiscounted cash flows to the carrying value of the intangibles.  The project’s undiscounted cash flows exceeded the carrying value at each of the Company’s assessment dates following acquisition, including December 31, 2012.  As a result, it was not necessary for the Company to conduct further analysis or to make a determination of the fair value of the intangible assets and thereby the Company concluded that there was no impairment.  It is the Company’s policy to evaluate intangible assets for impairment at least annually in connection with its year end financial statement preparation.

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

    Future minimum lease payments for each of the next 5 years under these operating leases are as follows:

	Franklin	Philadelphia	Total
For the period ending September 30,
2013	$113,000	$46,000	$159,000
2014	447,000	187,000	634,000
2015	444,000	192,000	636,000
2016	454,000	196,000	650,000
2017	382,000	82,000	464,000
Total	$1,840,000	$703,000	$2,543,000

    The Company’s facilities lease expense, including accruals for lease incentives, was approximately $141,000 and $56,000 for the three months ended September 30, 2013 and 2012, respectively, and $530,000 and $207,000 for the nine months ended September 30, 2013 and 2012, respectively.

(5)  DERIVATIVE WARRANT LIABILITY

    At September 30, 2013 and December 31, 2012, the Company had outstanding warrants to purchase 1,050,454 and 1,254,004 shares of its Common Stock, respectively. Included in these outstanding warrants at September 30, 2013 and December 31, 2012 are warrants to purchase 700,000 and 736,015 shares, respectively, that are considered to be derivative financial instruments. The fair value of these derivative instruments at September 30, 2013 and December 31, 2012 was approximately $979,000 and $5,585,000, respectively, and is included in Derivative Warrant Liability, a current liability, in the Consolidated Balance Sheet. Changes in fair value of the derivative financial instruments are recognized in the Consolidated Statement of Operations as a gain or loss on revaluation of derivative warrant liability. The Loss on Revaluation of Derivative Warrant Liability for the three months ended September 30, 2013 was approximately $70,000.  The Gain on Revaluation of Derivative Warrant Liability for the nine months ended September 31, 2013 was approximately $4,606,000.  The Gain (Loss) on Revaluation of Derivative Warrant Liability for the three and nine months ended September 30, 2012 was approximately a loss of $400,000 and a gain of $201,281, respectively.

    The Derivative Warrant Liability represents the risk exposure pertaining to the warrants and is based on the fair value of the underlying common stock and the Gain (Loss) on Revaluation of Derivative Warrant Liability is a result of the change in that fair value.  For the three months ended September 30, 2013, no derivative warrants were exercised and none expired. For the nine months ended September 30, 2013, no derivative warrants were exercised and 45,164 expired. For the nine months ended September 30, 2012, 16,545 derivative warrants were exercised, which resulted in a reclassification of approximately $61,000 from the Derivative Warrant Liability to Additional Paid-in Capital.

    The table below presents the changes in the Level 3 Derivative Warrant Liability measured for the nine months ended September 30, 2013 and 2012:

	2013	2012
Derivative Warrant Liability as of January 1	$5,585,141	$1,035,337
Warrants issued under Montaur credit facility	—	6,000,000
Total unrealized losses included in net loss (1)	1,061,682	500,000
Total realized losses included in net loss(1)	—	1,438
Total unrealized gains included in net loss (1)	(5,515,000)	(595,038)
Total realized gains included in net loss (1)	(152,668)	(107,681)
Reclassification of derivative warrant liability to additional paid-in capital for derivative warrants exercised	—	(61,520)
Derivative Warrant Liability as of September 30	$979,155	$6,772,536

(1) Included in Gain (Loss) on Revaluation of Derivative Warrant Liability in the Consolidated Statement of Operations.

(6)  PREFERRED STOCK

    The Company is authorized to issue up to 40,000,000 shares of preferred stock with such rights, preferences and privileges as are determined by the Board of Directors.

Series C Convertible Preferred Stock

    The Company has authorized 10,000 shares of Series C Preferred Stock (the “Series C Stock”), of which 9,974.185 shares were issued and outstanding as of September 30, 2013 and December 31, 2012.

Series D Convertible Preferred Stock

    The Company has authorized 3,600,000 shares of Series D Convertible Preferred Stock (the “Series D Stock”), of which 3,006,000 shares were issued and outstanding as of September 30, 2013 and December 31, 2012.

(7)  COMMON STOCK

    The Company has authorized 150,000,000 shares of Common Stock, of which 10,699,990 and 4,437,346 shares were issued and outstanding as of September 30, 2013 and December 31, 2012, respectively.

January 2013 Financing

    On January 31, 2013 and February 1, 2013, the Company entered into underwriting agreements (collectively, the “Underwriting Agreements”) with Aegis Capital Corp. (“Aegis”), as a representative of several underwriters, with respect to the issuance and sale in an underwritten public offering by the Company of an aggregate of 1,567,833 shares of the Company’s Common Stock (including 204,500 shares sold pursuant to the over-allotment option), at a price to the public of $7.50 per share.  The net proceeds to the Company, after deducting the underwriting discount and other offering expenses payable by the Company, from the sale of the shares in the offering were approximately $10,626,000.  Subsequent to the offering, the Company used a portion of the net proceeds of the offering to pay off the Promissory Note issued to Platinum-Montaur Life Sciences, LLC (“Montaur”) in connection with the $20 million non-revolving draw credit facility with Montaur.  The Note will mature on August 31, 2017.  See Note 13.

June 2013 Financing

    On June 13, 2013, the Company entered into an underwriting agreement with Aegis, as a representative of several underwriters, with respect to the issuance and sale in an underwritten public offering by the Company of an aggregate of 4,628,750 shares of the Company’s Common Stock (including 603,750 shares sold pursuant to the over-allotment option), at a price to the public of $2.70 per share.  The net proceeds to the Company, after deducting the underwriting discount and other offering expenses payable by the Company, from the sale of the shares in the offering were approximately $11,338,000.

Stock Issued in Exchange for Services

    During the nine months ended September 30, 2013 and 2012, the Company issued 7,450 and 7,033 shares, respectively, of Common Stock with a fair value of $89,970 and $118,465, respectively, to vendors in exchange for their services.  Expenses associated with these transactions were included in Selling, General and Administrative Expenses in the Consolidated Statements of Operations.

(8)  EQUITY COMPENSATION PLANS

    In March 2003, the Company’s shareholders approved its 2003 Stock Option and Incentive Plan (the “2003 Plan”). Pursuant to the 2003 Plan, the Company’s Board of Directors (or its committees and/or executive officers delegated by the Board of Directors) may grant incentive and nonqualified stock options, restricted stock, and other stock-based awards to the Company’s employees, officers, directors, consultants and advisors.  As of September 30, 2013, there were 31,125 restricted shares of Common Stock issued and options to purchase an aggregate of 82,125 shares of Common Stock outstanding under the 2003 Plan and none are available for future grants due to the expiration of the 2003 Plan.

    In May 2008, the Company’s shareholders approved the 2008 Equity Compensation Plan (the “2008 Plan”). The 2008 Plan provides for grants of incentive stock options to employees and nonqualified stock options and restricted stock to employees, consultants and non-employee directors of the Company.  In May 2013, the Company’s shareholders approved an amendment to the 2008 Plan to fix the maximum number of shares available under the 2008 Plan at 10,000,000 shares following shareholder approval of a 1-for-10 reverse stock split effective June 7, 2013.  As of September 30, 2013, there were 155,761 restricted shares of Common Stock issued and options to purchase an aggregate of 394,011 shares of Common Stock outstanding under the 2008 Plan and 9,592,989 shares available for future grants.

    The following table shows the remaining shares available for future grants for each plan and outstanding shares:

	Equity Compensation Plans
	2003 Plan	2008 Plan
Shares Available For Issuance
Total reserved for stock options and restricted stock	160,000	10,000,000
Net restricted stock issued net of cancellations	(31,125)	(320,978)
Stock options granted	(154,449)	(326,750)
Add back options cancelled before exercise	67,849	75,500
Less shares no longer available due to Plan expiration	(42,275)	—
Remaining shares available for future grants at September 30, 2013	—	9,427,772
			Not Pursuant to a Plan
Stock options granted	154,449	326,750	310,000
Less: Stock options cancelled	(67,849)	(75,500)	(138,333)
Stock options exercised	(35,600)	(13,000)	(66,667)
Net shares outstanding before restricted stock	51,000	238,250	105,000
Net restricted stock issued net of cancellations	31,125	320,978	28,484
Outstanding shares at September 30, 2013	82,125	559,228	133,484

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

    The assumptions used principally for stock options granted to employees and members of the Company’s Board of Directors in the nine months ended September 30, 2013 and 2012 were as follows:

	2013	2012
Risk-free interest rate	0.13% - 1.89%	0.94% - 2.05%
Expected dividend yield	—	—
Expected term	1 - 6.5 years	6.5 years
Forfeiture rate (excluding fully vested stock options)	15%	15%
Expected volatility	129% - 141%	129% - 137%

    A summary of stock option activity as of and for the nine months ended September 30, 2013 is as follows:

Stock Options	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2013	343,334	$14.75
Granted	78,250	4.43
Exercised	—	—
Forfeited or expired	(71,916)	13.38
Outstanding at September 30, 2013	349,668	$12.45	5.80 years	$—
Exercisable at September 30, 2013	243,592	$11.34	4.86 years	$—

    The weighted-average grant-date fair value of stock options granted during the nine months ended September 30, 2013 was $3.37 per share. Share-based compensation expense related to stock options recognized in the nine months ended September 30, 2013 and 2012 was approximately $554,000 and $720,000, respectively. As of September 30, 2013, there was approximately $1,149,000 of total unrecognized compensation expense related to non-vested share-based option compensation arrangements. With the exception of the unrecognized share-based compensation related to certain restricted stock grants to officers and employees that contain performance conditions related to United States Food and Drug Administration (“FDA”) approval for Symphony or the sale of substantially all of the stock or assets of the Company (see Note 10 on Restricted Stock below), unrecognized compensation is expected to be recognized over the next four years.

(10)  RESTRICTED STOCK

    During the nine months ended September 30, 2013, the Company granted an aggregate of 64,088 restricted shares of Common Stock to certain officers, employees, directors and consultants of the Company.  The grants were issued pursuant to the 2008 Plan.  The grant date fair value of these restricted stock grants was approximately $313,000.  Share-based compensation expense related to restricted stock recognized in the nine months ended September 30, 2013 and September 30, 2012 was approximately $355,000 and $200,000, respectively.

    A summary of the Company’s non-vested restricted stock activity as of and for the nine months ended September 30, 2013, is as follows:

Restricted Stock	Shares	Weighted- Average Grant-Date Fair Value
Non-vested at January 1, 2013	316,044	$16.60
Granted	64,088	4.88
Vested	(33,042)	18.38
Forfeited	(24,500)	9.94
Non-vested at September 30, 2013	322,590	$14.40

    Among the 322,590 shares of non-vested restricted stock, the various vesting criteria include the following:

•	165,460 shares of restricted stock vest upon the FDA approval of Symphony or the sale of the Company or its assets; and

•	157,130 shares of restricted stock vest over one to four years, at each of the anniversary dates of the grants.

    As of September 30, 2013, there was approximately $863,000 of total unrecognized compensation expense related to non-vested share-based restricted stock arrangements granted pursuant to the Company’s equity compensation plans that vest over time in the foreseeable future. As of September 30, 2013, the Company cannot estimate the timing of completion of performance vesting requirements required by certain of these restricted stock grant arrangements.  Compensation expense related to these restricted share grants will be recognized when the Company concludes that achievement of the performance vesting conditions is probable.

(11)  WARRANTS

    At September 30, 2013, the Company had the following outstanding warrants:

	Number of Shares Exercisable	Exercise Price	Date of Expiration
Outstanding warrants accounted for as derivative warrant liability:
Granted to debt holder	400,000	$20.00	8/31/2017
Granted to debt holder	100,000	21.30	9/20/2017
Granted to debt holder	50,000	22.70	10/17/2017
Granted to debt holder	150,000	21.10	11/6/2017
Total outstanding warrants accounted for as derivative warrant liability	700,000
Weighted average exercise price		$20.61
Weighted average time to expiration in years			3.98 years

Outstanding warrants accounted for as equity:
Granted to investors in private placement of preferred stock	3,228	$10.00	9/30/2013
Granted to investors in private placement of preferred stock	19,834	15.00	10/28/2013
Granted to investors in private placement of preferred stock	39,000	7.50	2/28/2014
Granted to vendor	6,000	6.00	3/15/2014
Granted to investors in private placement	40,000	15.90	6/30/2014
Granted to investors in private placement	76,800	20.00	11/13/2014
Granted to placement agent in private placement	25,695	15.00	11/13/2014
Granted to investors in private placement	6,300	20.00	12/3/2014
Granted to investors in private placement	34,146	22.50	2/9/2015
Granted to placement agents in private placement	2,853	22.50	2/9/2015
Granted to investor in private placement	638	22.50	3/18/2015
Granted to investors in private placement	95,960	30.00	12/7/2014
Total outstanding warrants accounted for as equity	350,454
Weighted average exercise price		$20.17
Weighted average time to expiration in years			0.96 years

Totals for all warrants outstanding:
Total	1,050,454
Weighted average exercise price		$20.46
Weighted average time to expiration in years			2.97 years

    A summary of warrant activity for the nine months ended September 30, 2013 is as follows:

Warrants	Shares	Weighted- Average Exercise Price
Outstanding at January 1, 2013	1,254,004	$20.08
Granted	9,175	12.60
Exercised	—	—
Forfeited or expired	(212,725)	17.69
Outstanding at September 30, 2013	1,050,454	$20.46

Exercise of Common Stock Warrants

    During the nine months ended September 30, 2013, the Company issued no shares of its Common Stock upon the exercise of warrants.

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

    The Company received a licensing fee of approximately $500,000 upon execution of the Handok License and the right to receive future milestone payments and royalties. The Company recognizes these upfront, nonrefundable payments as revenue on a straight-line basis over the contractual or estimated performance period. During the three months ended September 30, 2013 and 2012, the Company recorded approximately $23,000 and $31,000, respectively, of nonrefundable license revenue.  During the nine months ended September 30, 2013 and 2012, the Company recorded approximately $68,000 and $93,000, respectively, of nonrefundable license revenue.  As of September 30, 2013, approximately $90,000 of deferred revenue remains unrecognized, which will be recognized over the next 12 months and is shown as Deferred Revenue From Licensing Arrangements among current liabilities on the Consolidated Balance Sheet.  Approximately $23,000 of the remaining deferred revenue will be recognized over the period subsequent to the next 12 months and is shown as Deferred Revenue From Licensing Arrangements among non-current liabilities.

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

    Pursuant to the Loan Agreement, the Company issued Montaur a warrant to purchase 400,000 shares of its Common Stock, with a term of five years and an exercise price of $20.00 per share (the “Commitment Warrant”).  The fair value of the warrant was determined to be approximately $4,840,000 and was recorded as a deferred financing cost that will be amortized to interest expense over the term of the Note.  Of this cost, $968,004 is reflected in Current Assets, representing the portion which will be amortized over the next twelve months. Amortization of the deferred financing cost for the three and nine months ended September 30, 2013 was $242,000 and $726,000, respectively, and is included in interest expense.  In addition, for each $1,000,000 of funds borrowed pursuant to the Credit Facility, the Company will issue Montaur a warrant to purchase 100,000 shares of Common Stock, with a term of five years and an exercise price equal to 150% of the market price of the Common Stock at the time of the draw, but in no event less than $20.00 or more than $40.00 per share (together with the Commitment Warrant, the “Warrants”).  All of the Warrants are immediately exercisable and will have a term of five years from the issue date. The exercise price of the Warrants is subject to adjustment for stock splits, combinations or similar events.  An exercise under the Warrants may not result in the holder beneficially owning more than 4.99% or 9.99%, as applicable, of all of the Common Stock outstanding at the time; provided, however, that a holder may waive the 4.99% ownership limitation upon sixty-one (61) days’ advance written notice to the Company.

    On September 14, 2012, the Company submitted a draw request to Montaur in the amount of $3,000,000 in the form required by the Loan Agreement (the “September Request”).  The Company ultimately received the $3,000,000 in the following increments: $1,000,000 on September 20, 2012, $500,000 on October 17, 2012, and $1,500,000 on November 6, 2012.  These draws were recorded on the Consolidated Balance Sheet under note payable, net of the initial $3,000,000 in discounts recorded related to the warrants issued.  In accordance with the Loan Agreement and as a result of funding received from Montaur, the Company issued to Montaur separate warrants concurrent with the three draws above to purchase 100,000, 50,000 and 150,000 shares of Common Stock, each with a term of five years, and having exercise prices of $21.30, $22.70 and $21.10 per share, respectively.  The fair value of the warrants issued to purchase 300,000 shares of Common Stock was determined to be approximately $3,455,000, of which $3,000,000 was treated as a debt discount and was to be accreted to interest expense over the term of the Note, and the balance of approximately $455,000 was charged to interest expense in 2012.

    On March 1, 2013, the Company elected to prepay all outstanding draws under the Credit Facility totaling $3,113,366, which includes interest accrued and unpaid to that date of $113,366.  After such date, no principal amount is outstanding under the Credit Facility.  Concurrent with this prepayment, the Company recorded non-cash interest expense of approximately $2,879,166 in March 2013 relating to the unamortized debt discount recorded at the original draws under the balance repaid.

(14)  LITIGATION

    In August 2013, a shareholder derivative action was filed in the Court of Common Pleas of Philadelphia County naming as defendant the Company, its directors and certain of its officers.  The complaint seeks unspecified amount of damages and principally alleges breaches of fiduciary duty and gross mismanagement related to the Loan Agreement and the Company’s prepayment of the outstanding balance under the Montaur Promissory Note.  Based on a preliminary review and analysis of the complaints, the Company believes that this lawsuit is without merit and intends to defend it vigorously. The Company is not presently able to estimate the potential losses, if any, related to this lawsuit.

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

Business

    We are a medical device company with expertise in advanced skin permeation technology.  We are developing our Symphony CGM System as a non-invasive, wireless continuous glucose monitoring system for use in hospital critical care units.  The Prelude SkinPrep System, a component of our Symphony CGM System, allows for enhanced skin permeation that will enable extraction of analytes such as glucose.  Prelude’s platform skin preparation technology also allows for needle-free, transdermal drug delivery.

Research and Development

    We believe that ongoing research and development efforts are essential to our success.  A major portion of our operating expenses to date is related to our research and development activities. R&D expenses generally consist of internal salaries and related costs, and third-party vendor expenses for product design and development, product engineering and contract manufacturing. In addition, R&D costs include regulatory consulting, feasibility product testing (internal and external) and conducting nonclinical and clinical studies. R&D expenses were approximately $9,995,000 for the nine months ended September 30, 2013 and $8,671,000 for the year ended December 31, 2012. We intend to maintain our strong commitment to R&D as an essential component of our product development efforts. Licensed or acquired technology developed by third parties may be an additional source of potential products; however, our ability to raise sufficient financing may impact our level of R&D spending.

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

Results of Operations

Comparison of the Three Months ended September 30, 2013 and 2012

    Licensing Revenue — We signed two licensing agreements during fiscal year 2009, each with a minimum term of ten years, that required non-refundable license payments by the licensees. The non-refundable license payments received in cash totaled $1,250,000 across both transactions. We are recognizing the non-refundable payments as revenue on a straight-line basis over our contractual or estimated performance period. Periodically, we have adjusted our amortization period for revenue recognition for each of our license arrangements to reflect a revision in the estimated timing of regulatory approval.  We determined that approximately $23,000 and $31,000 of licensing revenue was recognizable in the three months ended September 30, 2013 and 2012, respectively.

    Other Revenue — We retain contract engineering and development services in connection with our product development for one of our licensees and such costs are reimbursed by that licensee and recorded as other revenue.  The costs from the contract engineering services are included in research and development expenses on the Statements of Operations. There was no markup on the contract engineering services recorded as other revenue.  We did not have any such other revenue during the three months ended September 30, 2013, and 2012, respectively.

    Research and Development Expenses — Research and development expenses increased by approximately $617,000, or 29%, to approximately $2,756,000 for the three months ended September 30, 2013 from approximately $2,139,000 for the three months ended September 30, 2012. R&D expenses increased primarily as a result of increased engineering and design expenses incurred with outside contractors and personnel relating to Prelude and Symphony.

    R&D expenses for Prelude and Symphony amounted to approximately 56% and 59% of total operating expenses during the three months ended September 30, 2013 and 2012, respectively.  For the three months ended September 30, 2013, expenses consisted of primarily development, clinical and manufacturing of $2,274,000, $240,000 and $157,000, respectively.  For the three months ended September 30, 2012, expenses consisted of primarily development, clinical and manufacturing of $2,037,000, $87,000 and $7,000, respectively.

    Selling, General and Administrative Expenses — Selling, general and administrative expenses increased by approximately $684,000, or 45%, to approximately $2,192,000 for the three months ended September 30, 2013 from approximately $1,508,000 for the three months ended September 30, 2012.

    Selling, general and administrative expenses represented 44% and 41% of total operating expenses during the three months ended September 30, 2013 and 2012, respectively. We are not engaged in selling activities and, accordingly, general and administrative expenses relate principally to salaries and benefits for our executive, financial and administrative staff, public company costs, investor relations, legal, accounting, public relations, capital-raising and facilities.  We have also begun prelaunch marketing and manufacturing activities and added related personnel, which accounts for much of the increase period over period to date.

    Interest Income — Interest income was approximately $900 and $600 for each of the three months ended September 30, 2013 and 2012, respectively.

    Interest Expense — Interest expense was approximately $242,000 and $89,000 for the three months ended September 30, 2013 and 2012, respectively.  The increase in interest expense in 2013 is related to our Credit Facility with Montaur.  The 2013 interest expense represents the amortization of deferred financing costs for the fair value of the Commitment Warrant issued pursuant to the loan agreement.

    Gain (Loss) on Revaluation of Derivative Warrant Liability — Changes in the fair value of derivative financial instruments are recognized in the Consolidated Statement of Operations as a derivative gain or loss. The primary underlying risk exposure pertaining to the warrants is the change in fair value of the underlying common stock. The loss on revaluation of the derivative warrant liability for the three months ended September 30, 2013 and 2012 was approximately $70,000 and $400,000, respectively.

    Net Loss — As a result of the factors described above, we had a net loss of approximately $5,237,000 for the three months ended September 30, 2013 compared to approximately $4,265,000 for the three months ended September 30, 2012.

Comparison of the Nine Months ended September 30, 2013 and 2012

    Licensing Revenue — We signed two licensing agreements during fiscal year 2009, each with a minimum term of ten years, that required non-refundable license payments by the licensees. The non-refundable license payments received in cash totaled $1,250,000 across both transactions. We are recognizing the non-refundable payments as revenue on a straight-line basis over our contractual or estimated performance period. Periodically, we have adjusted our amortization period for revenue recognition for each of our license arrangements to reflect a revision in the estimated timing of regulatory approval.  We determined that approximately $68,000 and $93,000 of licensing revenue was recognizable in the nine months ended September 30, 2013 and 2012, respectively.

    Other Revenue — We retain contract engineering and development services in connection with our product development for one of our licensees and such costs are reimbursed by that licensee and recorded as other revenue.  The costs from the contract engineering services are included in research and development expenses on the Statements of Operations. There was no markup on the contract engineering services recorded as other revenue.  We did not have any such other revenue during the nine months ended September 30, 2013, and 2012, respectively.

    Research and Development Expenses — Research and development expenses increased by approximately $4,264,000, or 74%, to approximately $9,995,000 for the nine months ended September 30, 2013 from approximately $5,731,000 for the nine months ended September 30, 2012. R&D expenses increased primarily as a result of increased engineering and design expenses incurred with outside contractors and personnel relating to Prelude and Symphony.

    R&D expenses for Prelude and Symphony amounted to approximately 60% and 55% of total operating expenses during the nine months ended September 30, 2013 and 2012, respectively.  For the nine months ended September 30, 2013, expenses consisted of primarily development, clinical and manufacturing of $8,358,000, $1,082,000 and $383,000, respectively.  For the nine months ended September 30, 2012, expenses consisted of primarily development, clinical and manufacturing of $5,219,000, $459,000 and $21,000, respectively.

    Selling, General and Administrative Expenses — Selling, general and administrative expenses increased by approximately $1,888,000, or 40%, to approximately $6,590,000 for the nine months ended September 30, 2013 from approximately $4,702,000 for the nine months ended September 30, 2012.

    Selling, general and administrative expenses represented 40% and 45% of total operating expenses during the nine months ended September 30, 2013 and 2012, respectively. We are not engaged in selling activities and, accordingly, general and administrative expenses relate principally to salaries and benefits for our executive, financial and administrative staff, public company costs, investor relations, legal, accounting, public relations, capital-raising and facilities.  We have also begun prelaunch marketing and manufacturing activities and added related personnel, which accounts for much of the increase period over period to date.

    Interest Income — Interest income was approximately $3,000 and $5,000 for each of the nine months ended September 30, 2013 and 2012, respectively.

    Interest Expense — Interest expense was approximately $3,658,000 and $5,000 for the nine months ended September 30, 2013 and 2012, respectively.  The increase in interest expense in 2013 is related to our Credit Facility with Montaur.  This interest expense is primarily comprised of $2,879,000 in unamortized debt discount that was recognized at the prepayment of all outstanding draws on March 1, 2013.  An additional $726,000 in interest expense represents the amortization of deferred financing costs for the fair value of the Commitment Warrant issued pursuant to the loan agreement.  The remaining $53,000 in interest expense represents the interest incurred in 2013 on the $3,000,000 loan prior to its repayment.

    Gain (Loss) on Revaluation of Derivative Warrant Liability — Changes in the fair value of derivative financial instruments are recognized in the Consolidated Statement of Operations as a derivative gain or loss. The primary underlying risk exposure pertaining to the warrants is the change in fair value of the underlying common stock. The gain on revaluation of the derivative warrant liability for the nine months ended September 30, 2013 and 2012 was approximately $4,606,000 and $201,000, respectively.

    Net Loss — As a result of the factors described above, we had a net loss of approximately $15,567,000 for the nine months ended September 30, 2013 compared to approximately $10,405,000 for the nine months ended September 30, 2012.

Recent Management Changes

On August 26, 2013, we announced that Robert F. Doman will serve as the Company’s Executive Chairman and Interim Chief Executive Officer pursuant to a consulting agreement and that the Company’s then current Chief Executive Officer, President and Chairman of the Board, Dr. Patrick Mooney, will be taking an immediate leave of absence.

On September 28, 2013, Dr. Mooney’s employment as Chief Executive Officer and President was terminated effective as of September 27, 2013.  Accordingly, the Employment Agreement by and between the Company and Dr. Mooney dated September 14, 2007 (the “Employment Agreement”) was terminated as of September 27, 2013.  Neither Dr. Mooney’s termination nor the termination of the Employment Agreement resulted in any severance payments or severance benefits.

Cost Reduction Initiatives

    During the quarter ended September 30, 2013, we implemented a number of substantial cost reduction measures in ways that will not diminish our ability to execute on our short-term objectives as part of a restructuring plan recommended by our Executive Chairman and Interim CEO and approved by Echo’s Independent Board of Directors on September 30, 2013. This will be achieved through cost-cutting initiatives aimed at reducing future operating costs, particularly marketing and manufacturing expenditures and corporate general and administrative costs. While improving operating efficiency and containing costs are on-going priorities, we have targeted cost reductions across all aspects of our operations in both external spend and head count. On September 30, 2013, we implemented a staff reduction of approximately 33% of our workforce. As a result of these initiatives, the burn rate for the quarter ended December 31, 2013 is expected to decrease by approximately 35-40% from the quarterly burn rate experienced during the first three quarters of 2013.

Liquidity and Capital Resources

    We have financed our operations since inception primarily through sales of our Common Stock and preferred stock, the issuance of convertible promissory notes, draws from the Credit Facility, unsecured and secured promissory notes, non-refundable payments received under license agreements, and cash received in connection with exercises of Common Stock options and warrants.  As of September 30, 2013, we had approximately $6,068,000 of cash and cash equivalents, with no other short term investments.  During the nine months ended September 30, 2013, in two public Common Stock offerings in January 2013 and June 2013, we raised approximately $21,965,000, after deducting underwriting discounts and other offering expenses payable by the Company.  At the time of the January 2013 offering, we stated our intention to use a portion of the net proceeds of the offering to prepay the outstanding balance of the Note we issued to Montaur in connection with the Credit Facility.  As of March 1, 2013, the balance under the Note was $3,113,366, which was comprised of $3,000,000 of principal and $113,366 of accrued and unpaid interest.  We paid the balance under the Note to Montaur in full on March 1, 2013.  The Credit Facility could provide an additional $17,000,000 in future financing, a substantial portion of which is subject to the successful achievement of certain clinical and regulatory milestones, provided we remain eligible to make draws in accordance with the Loan Agreement.  At this time, we have no plans to utilize the Credit Facility to fund our future operations.

    Net cash used in operating activities was approximately $16,154,000 for the nine months ended September 30, 2013.  The use of cash in operating activities was primarily attributable to the net loss of approximately $15,567,000, adjusted for non-cash items and changes in assets and liabilities.

    Net cash used in investing activities was approximately $487,000 for the nine months ended September 30, 2013.  Cash of approximately $250,000 was used in increasing restricted cash held in escrow under a letter of credit for the benefit of a vendor during the nine month period ended September 30, 2013.  Also, cash of approximately $237,000 was used to purchase furniture, equipment and leasehold improvements during the nine months ended September 30, 2013.

    Net cash provided by financing activities was approximately $18,963,000 for the nine months ended September 30, 2013.  We received approximately $21,965,000 from our two public Common Stock offerings, offset by the repayment of the entire $3,000,000 principal balance of our Note issued to Montaur in connection with our Credit Facility.

    At September 30, 2013, we had outstanding warrants to purchase 1,050,454 shares of Common Stock at exercise prices ranging from $6.00 per share to $30.00 per share.  If exercised in full, these could future provide cash proceeds to the Company of approximately $21,497,000.

    We continue to aggressively pursue additional financing from existing relationships (current and prior shareholders, investors and lenders) and from new investors through placement agents and investment bankers to support operations, including our product and clinical development programs.

    We endeavor to manage our costs aggressively and increase our operating efficiencies while advancing our medical device product development and clinical programs.  During the nine months ended September 30, 2013, we managed our medical device product development, clinical and operating costs while pursuing necessary funding. In order to advance our product and clinical development programs, establish contract manufacturing, pursue CE Marking and FDA approval for Symphony and support our operating activities, our monthly operating costs associated with salaries and benefits, regulatory and public company, consulting, contract engineering and manufacturing, legal and other working capital costs may increase. In the past, we have relied primarily on raising capital or issuing debt in order to meet our operating budget needs and to achieve our business objectives, and we plan to continue that practice in the future. Although we have been successful in the past with raising sufficient capital to conduct our operations, we will continue to vigorously pursue additional financing as necessary to meet our business objectives; however, there can be no guarantee that additional capital will be available in sufficient amounts on terms favorable to us, if at all.

    Our ability to fund our future operating requirements will depend on many factors, including the following:

●     our ability to obtain funding from third parties, including any future collaborative partners, on reasonable terms;
●     our ability to meet milestones and draw on the Credit Facility with Montaur;
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

    The economic conditions occurring since 2007, including the tightening of available funding in the financial markets, had a significant impact on the extent of advancement on our product development and clinical programs in accordance with our original projected level of operations. Although we have successfully raised sufficient capital to conduct our operations in the past, we believe that uncertainties in the financial markets may occur in the future, resulting in fundraising challenges for emerging medical device and pharmaceutical companies. Our future product and clinical development programs and regulatory activities are dependent on obtaining additional funding from investors or lenders. Without sufficient funding for our programs, our plan to obtain regulatory approval for Symphony and other product candidates may be delayed.

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

Contractual Obligations

    The following table outlines our current contractual obligations:

	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Facility leases – Franklin, MA	$1,841,000	$450,000	$894,000	$497,000	$—
Facility lease – Philadelphia, PA	703,000	186,000	385,000	132,000	—
Operating lease obligations	5,000	5,000	—	—	—
Capital lease obligation	2,000	2,000	—	—	—
Total	$2,551,000	$643,000	$1,279,000	$629,000	$—

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

ITEM 4.  CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

    Our management, with the participation of our Interim Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operations of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, our Interim Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this report were effective in ensuring that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that the information required to be disclosed by us in such reports is accumulated and communicated to our management, including our Interim Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

PART II—OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

    The information set forth in Part II, Item 1 of the Company’s Quarterly Report on Form 10-Q filed on August 9, 2013 is incorporated herein by reference.

ITEM 6.  EXHIBITS.

    The Exhibits listed in the Exhibit Index immediately preceding such Exhibits are filed with or incorporated by reference in this report, except as noted.

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ECHO THERAPEUTICS, INC.
Date: November 7, 2013
By: /s/ Robert F. Doman
Robert F. Doman Interim Chief Executive Officer (Principal Executive Officer)

By: /s/ Christopher P. Schnittker
Christopher P. Schnittker, CPA Senior Vice President and Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description
10.1	First Amendment to the Consulting Agreement entered into as of October 3, 2013 by and between the Registrant and Robert F. Doman.
31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101*
The following materials from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013, formatted in XBRL (Extensible Business Reporting Language), (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Cash Flows, and (iv) Notes to Consolidated Financial Statements.

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