Form 10-K
period 2013-12-31
Echo Therapeutics, Inc.
filed 2014-03-28
CIK 1031927

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2013

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
Common Stock, $0.01 par value per share

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑

The approximate aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 28, 2013, based upon the $2.49 closing price of such stock on that date, was approximately $24,732,724.

The number of shares of the registrant’s common stock outstanding as of March 26, 2014 was 11,967,414.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement (the “Proxy Statement”) to be filed with the Securities and Exchange Commission for the registrant’s 2014 Annual Meeting of Shareholders are incorporated by reference into Part III of this Form 10-K.

ECHO THERAPEUTICS, INC.

ANNUAL REPORT ON FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2013

    In this report, the “Company,” “Echo,” “we,” “us,” and “our” refer to Echo Therapeutics, Inc. “Common Stock” refers to Echo’s Common Stock, $0.01 par value.

    We own or have rights to various copyrights, trademarks and trade names used in our business, including the following: Symphony® CGM System, Symphony® and Prelude® SkinPrep System, AzoneTM, AzoneTSTM, and DurhalieveTM.

-i-

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Section 27A of the Securities Act of 1933, as amended, which involve risks and uncertainties. All statements other than statements of historical information provided herein may be deemed to be forward-looking statements. Without limiting the foregoing, the words “believes,” “anticipates,” “plans,” “expects” and similar expressions are intended to identify forward-looking statements. Factors that could cause actual results to differ materially from those reflected in the forward-looking statements include, but are not limited to, those discussed in “Risk Factors” and elsewhere in this report and the risks discussed in our other filings with the Securities and Exchange Commission ( the "SEC"). Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s analysis, judgment, belief or expectation only as of the date hereof. Except as required by law, we undertake no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date hereof.

-ii-

PART I

ITEM 1.  BUSINESS.

We are a medical device company with expertise in advanced skin permeation technology. We are developing our Symphony® CGM System (“Symphony”) as a non-invasive, wireless continuous glucose monitoring (“CGM”) system for use in hospital critical care units. The Symphony® SkinPrep System (“SkinPrep”), a component of our Symphony CGM System, allows for enhanced skin permeation that enables extraction of analytes such as glucose.

Regular monitoring of blood glucose levels is rapidly becoming a preferred procedure by hospital critical care personnel to achieve tight glycemic control and ensure improved patient outcomes.  Clinical studies have demonstrated that intensive insulin therapy and frequent glucose monitoring to maintain tight glycemic control (“TGC”) significantly reduces patient mortality, complications and infection rates, as well as hospital stays, services and overall hospital costs.  Most intensive care units (“ICUs”) in the United States have glycemic control protocols in place to manage patients who may experience stress hyperglycemia.  These patients include both diabetics and non-diabetics, particularly those who have undergone major surgery.  We believe that a non-invasive, needle-free CGM system, such as Symphony, will save valuable nursing time and expense over time by reducing the need for frequent blood glucose sampling using current methods, and reducing glycemic excursions and the effort associated with managing them.

Products

Medical Device Products

Continuous Glucose Monitoring

Our lead medical device program is Symphony, a non-invasive (needle-free), wireless, continuous glucose monitoring system designed to provide reliable, real-time glucose data conveniently, continuously and cost-effectively. The Symphony CGM System incorporates our SkinPrep device, transdermal glucose sensor, wireless transmitter and data display monitor.

Symphony’s transdermal skin preparation component has been developed to be a safe, effective and easy-to-use device to enhance access to the interstitial fluids and enhance the flow of molecules across the protective membrane of the stratum corneum. The SkinPrep device incorporates our patented micro-abrasion technology into a hand-held device used to prepare a small area of the skin (approximately 6mm in diameter). The non-invasive sensor is applied to this prepared area in order to measure the interstitial glucose levels.

The key feature of our SkinPrep device is our patented feedback mechanism, which we believe allows us to achieve optimal skin preparation for our transdermal sensing technologies. The SkinPrep device’s proprietary, patented feedback control mechanism consists of software, a microprocessor controlled circuit and measuring electrodes. While the device is in operation, the circuit measures the real-time electrical conductivity of the prepared skin site compared with the subject’s intact skin site. The SkinPrep device turns off automatically when the conductivity measurement reaches the effective output as established by the software, thus producing individualized and optimized skin preparation. As a result, the SkinPrep device only removes the outermost layer of the epidermis, the stratum corneum, which is about 0.01 mm thick and consists of only dry, dead skin cells. With the advantages of our proprietary feedback control mechanism, we believe the skin permeation process is safe, effective, and pain-free.

After the skin is prepared, the electro-chemical glucose sensor is placed on the prepared site.  Following a brief warm-up period and an initial blood glucose calibration, the monitor then begins to display continuous glucose data in numerical and graphical form every minute.  The glucose sensor uses glucose oxidase to generate a continuous current that is proportional to the concentration of blood glucose in the vessels beneath the epidermis. The signals are then wirelessly transmitted to a monitor. The monitor, calibrated periodically with a reference blood glucose measurement, converts the data to a glucose measurement using a proprietary algorithm. The monitor displays glucose readings and rates of increase and decrease, and also contains customizable early-warning alarms for hypo- or hyperglycemia. In addition to testing the feasibility of Symphony in critical care patients and patients with diabetes, we recently evaluated Symphony in a clinical setting for the continuous monitoring of glucose in post-surgical critical care patients.  Data from the most recent clinical study is being used to support the CE Mark Technical File for marketing approval in Europe.

During 2009, we entered into a license agreement with Handok Inc., a pharmaceutical/healthcare company in Korea with a core business focus in diabetes, cardiovascular, oncology, human vaccines, medical devices, diagnostics and consumer health. Under the terms of the agreement, we granted Handok the right to develop, market, sell and distribute Symphony to medical facilities and individuals in South Korea.

In December 2013, in connection with a capital raising transaction, we entered into a license, development and commercialization agreement (the “MTIA License”) with Medical Technologies Innovation Asia, Ltd. (“MTIA”).  Pursuant to the MTIA License, we granted MTIA rights to (i) exclusively research, develop, manufacture, and use Symphony in connection with the development activities needed for regulatory approval in the People’s Republic of China, Hong Kong, Macau and Taiwan (the “Territory”), and (ii) exclusively make, have made, use, sell, have sold, offer for sale and import Symphony in the Territory once regulatory approval has been received.  Additionally, subject to the terms and conditions set forth in the MTIA License, MTIA received the right to grant certain distribution rights to its affiliates or third parties. MTIA is responsible for conducting all required clinical trials and for all development costs relating to regulatory approval of Symphony in the Territory, as well as manufacturing and marketing costs relating to commercialization of Symphony in the Territory.  MTIA is also responsible for obtaining and maintaining all regulatory approvals from applicable authorities in the Territory.

Upon the earlier of regulatory approval of Symphony by the China Food and Drug Administration or our termination of the agreement, we are required, subject to certain terms and conditions, to reimburse MTIA up to $1,500,000 for development costs incurred by MTIA.  The reimbursement will be in the form of our Common Stock, valued at $2.71 per share, which was the NASDAQ closing price on December 9, 2013, the date prior to the date the parties entered into the MTIA License.  Additionally, we will share with MTIA future net sales of Symphony generated within the Territory. We have the option, at our sole discretion, to enter into negotiations with MTIA for supply of Symphony in territories that are not licensed to MTIA under the MTIA License. The MTIA License has a term of ten years, subject to earlier termination rights including, but not limited to, for breach of the agreement, change of control events, and certain performance obligations.

The MTIA License was amended in January 2014 as a result of administrative difficulties in transferring funds from MTIA to Echo under the capital raising transaction. The amendment provides that we are not required to commence our obligations under the MTIA License, including the transfer of any technology or other documents, products or information to MTIA, until we have received the full proceeds from the capital raising transaction.  As of March 26, 2014, we have received $1,904,793 of MTIA’s $5,000,000 in proceeds in accordance with our securities purchase agreement.

Drug Delivery

We believe our skin preparation device may also have application in the transdermal drug delivery market. The localized removal of the stratum corneum created by the device may potentially provide a safe and cost effective skin permeation process for the delivery of various topical pharmaceuticals. We believe our skin permeation process has the potential to increase skin permeation up to 100 times greater than untreated skin, perhaps making it possible to deliver a wide array of large molecule drugs.

During 2009, we entered into a licensing agreement with Ferndale Pharma Group, Inc., a group of companies that specialize in the development, manufacture, distribution and marketing of various dermatologic products. Under the terms of the agreement, we granted Ferndale the right to develop, market, sell and distribute our Prelude® SkinPrep System device for skin preparation prior to the application of topical anesthetics or analgesics prior to a wide range of needle-based medical procedures. In addition to the original territory of North America and the United Kingdom, the license agreement was amended in 2012 to cover South America, Australia, New Zealand, Switzerland and portions of the European Community. This partnership allows our skin permeation technology platform to be combined with Ferndale’s leadership in the topical anesthetic market.

Specialty Pharmaceutical Products

Our transdermal drug reformulation platform, AzoneTSTM, is a highly effective penetration enhancer at low concentration levels. When combined with AzoneTS, the penetration of numerous FDA-approved drugs is improved from two to more than twenty fold. We believe that AzoneTS has the potential to expand the number of drugs that can be delivered transdermally in a wide variety of therapeutic categories. Our most advanced drug candidate is Durhalieve™, an AzoneTS formulation of triamcinolone acetonide, a widely-used, medium potency corticosteroid approved by the FDA for treatment of corticosteroid-responsive dermatoses. Durhalieve has completed Phase 3 clinical trials and, in order to obtain FDA approval, we must satisfy certain clinical and manufacturing development requirements outlined by the FDA when they last reviewed the Durhalieve New Drug Application.

Recent Clinical Results and Regulatory Submissions

We have conducted several feasibility human clinical studies with the Symphony CGM System, as well as a recent clinical study at several leading U.S. hospitals, which supports our CE Mark Technical File for marketing in Europe.  We submitted our CE Mark Technical File in January 2014 and have since received comments from our notified body.  We are working with the notified body to respond to these comments and are updating our technical file as needed to address their feedback.

During the recent CE Mark regulatory clinical study, Symphony was tested on thirty-two (32) post-surgical patients in the critical care setting at four investigational sites in the U.S.  Symphony met the primary safety and effectiveness endpoints of the trial which involved the continuous monitoring of glucose levels up to 24 hours.  In the trial, Symphony monitored glucose levels with a mean absolute relative difference (MARD) of 12.5% in evaluable patients as compared to reference blood glucose values.  The Continuous Glucose-Error Grid Analysis (CG-EGA) showed that 98.2% of the readings were clinically accurate (A) and 1.2% were benign (B) errors with a combined A+B categorization of 99.4%. There were no adverse events reported from the skin preparation or the Symphony CGM sensor session.

During the course of the recent clinical trial, we identified a number of product enhancements that we plan to incorporate into the next generation of the Symphony CGM System (Gen 2) prior to the limited European market launch and the initiation of the FDA pivotal trial. During the trial, which was the first trial incorporating all three components of the currently configured Symphony CGM System, we identified a number of system modifications that could potentially improve overall performance and usability, as well as training and user manual alterations to minimize user variability.  In addition, we plan on implementing an improved algorithm and modifications to the SkinPrep device for more consistent skin abrasions; and, we are exploring an adjusted warm-up period and calibration schedule. During the same trial, we also identified sensor interference with an IV formulation of acetaminophen, but not with the more commonly used oral formulation. We believe we have identified a solution to resolve this interference issue, and are currently in the process of implementing the change into our Gen 2 product. We believe that once we have made these product improvements referenced above, and assuming we gain CE Mark approval, we should be prepared for a limited European market launch. We also realize that there is a higher level of review and scrutiny from the FDA for approval, and based on our meeting with the FDA in October 2013, we believe that the enhancements that we plan to incorporate into the Gen 2 device will better prepare us for a positive pivotal trial, and ultimately, a pre-market approval, or PMA, filing.

Segment Information

Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision maker, or decision making group, in making decisions regarding resource allocation and assessing performance. To date, we viewed our operations and manage our business as principally one operating segment, which is the development of transdermal skin permeation and diagnostic medical devices and specialty pharmaceutical drugs. As of December 31, 2013 and 2012, all of our assets were located in the United States.

Market Opportunities

Symphony CGM System

Hospital Critical Care Market

Up to 90% of all critically ill patients have been found to experience hyperglycemia, which contributes to poor patient outcomes and higher hospitalization costs, even if the patients have no previous history of diabetes. Clinical studies have demonstrated that intensive insulin therapy and frequent glucose monitoring to maintain tight glycemic control (“TGC”) significantly reduces patient mortality, complications and infection rates, as well as hospital stays, services and overall hospital costs.

Regular monitoring of blood glucose levels has become a preferred procedure performed by hospital critical care personnel to achieve tight glycemic control and ensure improved patient outcomes.  Most intensive care units (“ICUs”) in the United States have glycemic control protocols in place to manage patients who may experience stress hyperglycemia.  These patients include both diabetics and non-diabetics, particularly those who have undergone major surgery.  A growing body of scientific research has validated the use of tight glycemic control in the critical care setting, and continuous glucose monitoring has been evaluated as a means to optimize glucose control in critically ill patients. A 2010 study in critically ill patients demonstrated that CGM devices are highly sensitive to detecting rapid glucose excursions and yielded significantly lower rates of hypoglycemic events. Medicare’s “no-pay” guideline for complications associated with hypo- and hyperglycemic glucose levels, and their addition to the list of Hospital Acquired Conditions (“HAC”), has further driven hospitals to institute tighter glycemic controls.

We believe Symphony has the potential to offer a non-invasive, wireless, CGM solution for use in the rapidly emerging hospital critical care market. Today, standard practice by critical care nurses is to periodically measure blood glucose at the patient’s bedside, typically in the range of every 1 to 4 hours.  The work associated with tight glycemic control is burdensome and costly. According to a study completed by the American Journal of Critical Care (“AJCC”), up to two hours per day of nurse work time can be required for tight glycemic control for each patient.  The daily cost of tight glycemic control in the United States is estimated to be $200 per patient.  European studies have demonstrated similar findings.  We believe that a non-invasive, needle-free CGM system such as Symphony will save valuable nursing time and expense over time by reducing the need for frequent blood glucose sampling using current methods, as well as reducing glycemic excursions and the effort associated with managing them.

Competition

The industry in which we operate is extremely competitive. We expect that any products that we develop will compete primarily on the basis of product efficacy, safety, patient convenience, reliability, availability and price; however, there can be no assurance that we will successfully develop technologies and products that are more effective, safer, more convenient, more reliable, more readily available or more affordable than those being developed by our current and future competitors.

The market for glucose monitoring devices is particularly competitive, subject to rapid change and significantly affected by new product introductions and other market activities of industry participants. Edwards Lifesciences Corporation, Optiscan Biomedical Corp., Maquet Critical Care AB, Medtronic, Inc. and A. Menarini Diagnostics S.r.l. have obtained CE Mark approvals which permit them to market their continuous or near-continuous glucose monitoring systems in a hospital setting in the European Union; however, no company has received FDA approval for a device for CGM in a hospital setting. Glysure is also developing a CGM system for use in a hospital setting.

The outpatient diabetes testing market is largely composed of blood glucose meters and test strips.  Products from Roche, Johnson & Johnson, Bayer and Abbott Laboratories comprise approximately 90% of the diabetes testing market.  These competitors’ products read blood glucose levels via a small blood sample placed on a test strip that is inserted into a glucose meter.  We believe single-point finger stick devices provide limited information because patients only get single blood glucose values.  Furthermore, these devices can be painful, difficult to use, and inconvenient.  These limitations create an opportunity for a painless, continuous glucose monitoring system that can provide blood glucose trends and is easy to use.

Several companies are developing or currently marketing continuous glucose monitoring products for people with diabetes in the outpatient setting that will compete directly with Symphony. To date, Abbott Laboratories, DexCom, Inc., and Medtronic, Inc. have received FDA and CE Mark approvals for their continuous glucose monitors for people with diabetes. To our knowledge, the product originally developed and marketed by Abbott is no longer actively marketed in the United States. Becton Dickinson and Company, Roche Diagnostics U.S. and Senseonics are among those companies also developing CGM systems for people with diabetes in the outpatient setting. Researchers are currently working to combine continuous glucose monitoring devices and insulin pumps to form a closed-loop system in which people with diabetes continuously receive insulin through an infusion pump based on the glucose measurements provided by CGM.

We believe Symphony has the following competitive advantages against other currently marketed CGM systems:

•
Symphony is needle-free.  There are currently no CGM products on the market that are needle-free.  This feature reduces the risk of infection and cross contamination in the hospital setting.  In the outpatient market, it reduces any pain associated with current CGM technologies that use needles to insert the sensor; and

•	Symphony can wirelessly transmit data up to 50 feet away making it an ideal solution for the hospital. Some other products on the market are wired or have shorter ranges.

•	Symphony’s accuracy is very competitive, particularly if comparing the day 1 accuracy of other CGM systems to that of Symphony.

Government Regulation

Government authorities in the United States, at the federal, state and local level, the European Union, and other countries extensively regulate the research, development, testing, manufacture, labeling, promotion, advertising, distribution, marketing, export and import of products such as those we are developing. In the United States, pharmaceuticals, biologics and medical devices are subject to rigorous FDA regulation under the Federal Food, Drug, and Cosmetic Act ("FD&CA"). Federal and state statutes and regulations govern, among other things, the testing, manufacture, safety, efficacy, labeling, storage, import, export, record keeping, approval, marketing, advertising, promotion and post-market surveillance of our potential products. Product development and approval within this regulatory framework takes a number of years and involves significant uncertainty combined with the expenditure of substantial resources.

FDA Pre-Market Approval and Clearance Processes for Medical Devices

The FDA classifies medical devices as Class I, II, or III, according to the level of patient risk associated with the device.  Class I devices represent the lowest risk devices, Class II devices include moderate risk devices, and Class III devices include the highest risk devices.  The classification of a device determines the degree of FDA regulation applicable to the device, including premarket review requirements.

Nearly all Class I and some Class II devices are exempt from FDA premarket review requirements.  Most Class II medical devices require the submission and FDA clearance of a 510(k) premarket notification before they can be legally marketed in the United States.  Class III devices generally require the submission and FDA approval of a premarket approval application (“PMA”) before they may be marketed in the United States.

510(k) Clearance

Class II devices generally require the submission of a 510(k) premarket notification to the FDA, prior to marketing.  In the 510(k) submission, the applicant must demonstrate to the FDA’s satisfaction that the subject device is substantially equivalent to a legally marketed “predicate” device. A predicate device is a device that has previously been cleared by FDA through the 510(k) premarket notification process or that pre-dates the 1976 Medical Device Amendments to the FD&CA.  A device is considered substantially equivalent to the predicate device if it has the same intended use as the predicate, and it also has either the same technological characteristics as the predicate or, if the product has different technological characteristics, the information submitted in the premarket notification demonstrates that the differences do not affect safety or effectiveness. Marketing may not commence unless and until the FDA issues a 510(k) premarket notification clearance letter. Under the FD&CA, the FDA has 90 days to review a 510(k) premarket notification.  However, actual review time for a 510(k) may be longer, as the FDA may issue a request for additional information from the 510(k) applicant, which stops the review clock.

PMA

If a medical device is a Class III device, the FDA must approve a PMA before marketing can begin. PMA applications must demonstrate, among other matters, that there is reasonable assurance that the medical device is safe and effective for its intended use. The PMA approval process is more onerous and comprehensive than the 510(k) process and usually requires pre-clinical, animal, and extensive clinical study data, and manufacturing information. The target review period for a PMA is 180 days, although actual review time may be longer if, for example, the FDA requests additional information from the applicant.  FDA requests for additional studies during the review period are not uncommon and can significantly delay approvals. The FDA may also convene an advisory panel to review the PMA and provide a recommendation, which would further extend the review period.  Further, before the FDA will approve a PMA, the manufacturer must pass a pre-approval inspection demonstrating its compliance with the requirements of the FDA’s quality system regulations.  Even if the FDA approves a PMA, the FDA may impose post-market requirements, such as a post-market clinical study or patient registry, which may be costly.

In order to obtain approval for marketing clearance for Symphony in the U.S., we will be required to file a PMA that demonstrates the safety and effectiveness of the product.

Clinical Studies

The FDA requires that clinical studies involving investigational devices (i.e., devices that do not yet have 510(k) clearance or PMA approval) be conducted in accordance with its Investigational Device Exemption (“IDE”) regulations.  These regulations include requirements for sponsor oversight and monitoring, record-keeping, reporting, informed consent, and investigational device labeling.  Clinical studies on “significant risk” devices (as that term is defined in the IDE regulations) require the submission and FDA approval of an IDE application before the study can begin.  In addition, clinical studies generally require prior approval from an institutional review board (“IRB”) and are subject to continuing IRB oversight.

Additional FDA Regulations

A number of other FDA requirements apply to medical device manufacturers and importers. Device manufacturers and importers must register and list their device products with the FDA.  In addition, device manufacturers and importers are required to report to the FDA certain adverse events and product malfunctions, as well as device recalls and other field actions conducted to reduce a risk to health.  The FDA also prohibits an approved or cleared device from being marketed for unapproved or uncleared uses. Our product labeling, promotion and advertising will be subject to continuing FDA regulation. Manufacturers must comply with the FDA’s quality system regulations, which establish extensive requirements for quality control, design controls, and manufacturing procedures.

A device manufacturer must ensure compliance with all of the above requirements prior to marketing its medical device in the United States.  The FDA periodically inspects facilities to ascertain compliance with these and other requirements. Thus, manufacturers and distributors must continue to spend time, money and effort to maintain compliance. Failure to comply with the applicable regulatory requirements may subject us to a variety of administrative and judicially imposed sanctions, including withdrawal of an approval or clearance, warning letters, product recalls, product seizures, total or partial suspension of production or distribution, injunctions, and civil and criminal penalties against us or our officers, directors or employees. Failure to comply with regulatory requirements could have a material adverse effect on our business, financial condition and results of operations.

Other U.S. Regulation

From time to time, federal legislation is drafted, introduced and passed in the United States that could significantly change the statutory provisions governing the approval, manufacturing and marketing of products regulated by the FDA. In addition, FDA regulations and guidance documents are often revised or reinterpreted by the agency in ways that may significantly affect our business and our products. It is impossible to predict whether legislative changes will be enacted, or FDA regulations, guidance or interpretations changed, or what the impact of such changes, if any, may be.

We must also comply with numerous federal, state and local laws relating to these matters. We cannot be sure that we will not be required to incur significant costs to comply with these laws and regulations in the future or that these laws or regulations will not hurt our business, financial condition and results of operations.

International Regulation

In addition to regulations in the United States, we will be subject to a variety of foreign regulations governing clinical trials and commercial sales and distribution of Symphony. Whether or not we obtain FDA approval for Symphony, we must obtain approval of Symphony by the comparable regulatory authorities of foreign countries before we can commence marketing Symphony in those countries. The approval process varies from country to country, and the time may be longer or shorter than that required for FDA approval. The requirements governing the conduct of clinical trials, product licensing, pricing and reimbursement vary greatly from country to country.  There is a trend toward harmonization of quality system standards among the European Union, United States, Canada, and various other industrialized countries.

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

Echo has obtained ISO 13485:2003 certification in order to demonstrate compliance with the International Organization for Standardization’s manufacturing and quality standards.  In order for us to market our products outside of the European Union, regulatory approval needs to be sought on a country-by-country basis.  Failure to obtain necessary foreign government approvals or successfully comply with foreign regulations could hurt our business, financial condition and results of operations.  We recently filed our CE Mark Technical File to obtain marketing approval for Symphony in Europe.

Research and Development

We believe that ongoing research and development efforts are essential to our success.  A major portion of our operating expenses to date is related to our research and development activities. R&D expenses generally consist of internal salaries and related costs, and third-party vendor expenses for product design and development, product engineering and contract manufacturing. In addition, R&D costs include regulatory consulting, feasibility product testing (internal and external) and conducting nonclinical and clinical studies. R&D expenses were approximately $11,299,000, $8,671,000 and $3,796,000 for the years ended December 31, 2013, 2012 and 2011, respectively.  We intend to maintain our strong commitment to R&D as an essential component of our product development efforts. Licensed or acquired technology developed by third parties may be an additional source of potential products; however, our ability to raise sufficient financing may impact our level of R&D spending.

Manufacturing

We have contracted with several engineering and product design firms related to the final product development of Symphony. If Symphony is approved, we believe that qualified suppliers and manufacturers for the Symphony CGM System will continue to be available in the future, at a reasonable cost to us, although there can be no assurance that this will be the case. At this time, our policy is to use third-party manufacturers that comply with the FDA’s GMP requirements and other rules and regulations prescribed by domestic and foreign regulatory authorities.

We are currently manufacturing Symphony at third-party manufacturers and suppliers to meet the research, testing and clinical study volume requirements. We rely on outside suppliers for most of the components, sub-assemblies, and various services used in the manufacture of the Symphony CGM System. Many of these suppliers are sole-source suppliers. We may not be able to quickly establish additional or replacement suppliers for our single-source components, especially after our products are commercialized, in part because of the regulatory body approval process and because of the custom nature of certain components. Any supply interruption from our suppliers or failure to obtain alternate suppliers for any of the components could limit our ability to manufacture our systems, and could have a material adverse effect on our business.

Generally, all outside suppliers produce the components and finished devices to our specifications and, in many instances, to our designs.  Our suppliers are audited periodically by our Quality Department to ensure conformity with our policies and procedures and the specifications for Symphony. We anticipate that our Quality Department will be integrated into our suppliers’ manufacturing processes, enabling them to inspect or test our devices at various steps in the manufacturing cycle to facilitate compliance with Symphony’s stringent specifications. Our Quality management system has been certified to the ISO 13485 requirements by TUV SUD, our notified body. As we continue to pursue marketing approval for Symphony, certain processes utilized in the manufacture and test of our devices will be verified and qualified as required by the FDA and other regulatory bodies. As a medical device manufacturer and distributor, our manufacturing facilities and the facilities of our suppliers will be subject to periodic inspection by the FDA and other applicable regulatory bodies.

We periodically evaluate opportunities to develop an effective global supply chain that is compliant, stable and able to accommodate projected product demands in an efficient and cost-effective manner. We assess these opportunities to best meet the needs of our future customers, products and company objectives. We intend to engage in an ongoing assessment process to ensure that we maintain the manufacturing resources necessary to successfully execute our business strategy.

Sales and Marketing

In order to increase awareness of our Symphony CGM System and generate demand for its use in the hospitals once approved, we anticipate conducting a series of pre-launch and launch activities.  These include exhibiting Symphony at various tradeshows, conducting educational symposia and poster presentations at tradeshows, conducting clinical studies with leading key opinion leaders, publishing results of clinical studies, conducting promotional programs at local meetings, and developing promotional materials for sales reps to use with clinicians in order to outline the benefits of Symphony.

Key opinion leader development is an integral part of our pre-launch marketing plan.  We have held introductory discussions with dozens of global key opinion leaders in both the critical care and outpatient diabetes arenas and will continue to do so.  We have also conducted protocol development discussions with several key opinion leaders to support conducting clinical studies in both surgical and medical ICU patients in several European countries.

Tradeshow exhibition and symposia are expected to be integral parts of the commercialization efforts.  We expect to be present at a number of medical meetings and conventions to conduct various types of awareness building, data presentation, and promotional activities as appropriate given Symphony’s regulatory approval status at the time of the meeting.

We recently filed our CE Mark Technical File to obtain marketing approval for Symphony in Europe.  We are currently waiting on the notified body’s determination as to whether Symphony will receive marketing approval in Europe.  Following the completion of a number of product enhancements, we will amend the technical file and, if accepted, will plan to conduct a “limited launch”.  This will entail introducing Symphony to select clinicians and purchasing managers at hospitals in 1-2 markets in Europe.  The focus of the “limited launch” will be to ensure that the commercial operations, such as initial training and technical support, are optimized to support a more comprehensive launch in Europe and other markets honoring CE Mark (e.g., Australia).  This early real-world experience will also be leveraged to augment the promotional campaign before complete translations for other markets will occur.

We anticipate that we will augment a small, direct field force that will be focused on medical education and market development efforts through either a commercial partnership with a medical device company or one or more distributors in Europe.  These additional commercial representatives will possess technical skills and an ability to successfully conduct promotion, contracting, distribution and fulfilment and customer support in the hospital marketplace.

We believe that Symphony will be purchased by hospitals as a product to help in caring for their ICU patients. Many of these patients are expected to be post-surgical patients recovering in the critical care unit up to several days. Some ICU patients may only be in ICU for one day and might only use one Symphony sensor. Other patients may be in the ICU for several days and could benefit from multiple days of Symphony usage. The pricing for Symphony and the daily sensors will vary depending on the country, the hospital, and the number of units being purchased.

Before a hospital signs a long-term agreement for a large number of Symphony CGM Systems, it is expected that it will want to “pilot” the use of Symphony in their ICU in a controlled fashion. This might entail using a small number of Symphony CGM Systems for several months. Assuming the clinicians involved in the hospitals “pilot” phase are satisfied with the performance of the system, and the terms of the agreement are reasonable to the hospital purchasing manager/administration, a more substantial agreement could then be signed and implemented.

Intellectual Property

Our success depends in part on our ability to establish and maintain the proprietary nature of our technology through a combination of patent, copyright and other intellectual property laws, trade secrets, non-use and non-disclosure agreements and other measures to protect our proprietary rights.  We maintain a comprehensive U.S. and international portfolio of intellectual property that we consider to be of material importance in protecting our technologies.  As of March 7, 2014, we have 9 issued U.S. patents and at least 70 issued foreign patents, and we have 13 U.S. patent applications and approximately 23 foreign patent applications pending.  We believe it may take up to five years, and possibly longer, for our pending U.S. patent applications to result in issued patents.  Our pharmaceutical patents and medical device patents begin expiring in 2019.

Through our patents and patent applications, we seek to protect our product concepts for continuous glucose monitoring.  The intellectual property surrounding our Symphony CGM System focuses on, among other things, the hydrogel for glucose sensing, our methods and materials related to the measurement of body fluids using the hydrogel and the associated biosensor, and skin permeation control.  We have also patented the formulation and manufacturing process for Durhalieve, our lead pharmaceutical candidate.  We believe that these patents provide considerable protection from new entrants, and we focus our patent coverage only on aspects of our technologies that we feel will be significant and that could provide barriers to entry for our competition worldwide.  Our success depends to a significant degree upon our ability to develop proprietary products and technologies and to obtain patent coverage for such products and technologies.  As a result, we intend to continue our practice of filing patent applications covering newly developed products and technologies.

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

In addition to our patent portfolio, we also rely upon trade secrets, technical know-how and continuous innovation to develop our competitive position in the CGM, transdermal drug delivery and specialty pharmaceutical markets. We strive to protect our proprietary information by requiring our employees, consultants, contractors, and scientific and medical advisors to execute non-disclosure, non-use and assignment of invention agreements before beginning their employment or engagement with us. We also typically require confidentiality or material transfer agreements from third parties that receive our confidential information or materials.  Despite these measures to protect our intellectual property, we are unable to provide any assurance that employees and third parties will abide by the terms of these agreements. Accordingly, third parties might copy portions of our products or obtain and use our proprietary information without our consent.

Employees

As of December 31, 2013 we had 28 employees and as of March 26, 2014 we had 29 employees.  In addition to these individuals, we utilize outside contract engineering and contract manufacturing firms to support our operations. We have also engaged a clinical research organization and several consulting firms involved with investor relations, regulatory strategy and clinical trial planning.

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

We file with or furnish to the SEC our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports. We make these documents available through our website, free of charge, as soon as reasonably practicable after we file such material with, or furnish it to, the SEC. Any document we file with or furnish to the SEC is available to read and copy at the SEC's Public Reference Room at 100 F Street, NE, Room 1580, Washington, D.C. 20549. Further information about the public reference facilities is available by calling the SEC at (800) SEC-0330. These documents also may be accessed on the SEC’s website, http://www.sec.gov. Our NASDAQ Capital Market trading symbol is “ECTE” and our corporate website is located at www.echotx.com. The contents of our website are not part of this report and our internet address is included in this document as an inactive textual reference only.

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

We have generated limited revenue and have had operating losses since inception, including a net loss of approximately $19,067,000 for the year ended December 31, 2013.  As of December 31, 2013 we had an accumulated deficit of approximately $112,969,000. We have no current sources of material ongoing revenue, other than potential future milestone payments and royalties under our current license and collaboration agreements. Our losses have resulted principally from costs incurred in connection with our research and development activities and from general and administrative costs associated with our operations. We also expect to have negative cash flows for the foreseeable future as we fund our operating losses and capital expenditures. This will result in decreases in our working capital, total assets and stockholders’ equity, which may not be offset by future funding.

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

In addition, existing financing sources may be unavailable or unwilling to provide financing in a timely fashion, including without limitation, our ability to receive funding from Platinum-Montaur Life Sciences, LLC (“Montaur”) in connection with our $20 million non-revolving draw credit facility with Montaur (the “Credit Facility”). Continued operating losses would impair our ability to continue operations. We have operating and liquidity concerns due to our significant net losses and negative cash flows from operations. Our ability to continue as a going concern is dependent upon generating sufficient cash flow to conduct operations or obtaining additional financing. Continuation as a going concern is dependent upon achieving profitable operations and positive operating cash flows sufficient to pay all obligations as they come due. Our cash on hand at December 31, 2013 and projected financing proceeds from MTIA in fiscal 2014 are anticipated to be sufficient to finance our budgeted 2014 operations without obtaining additional funding from other sources.  If we do not receive all financing proceeds from MTIA we will likely not have sufficient funds to finance our 2014 operations without further reductions to our forecasted expenditures.  Historically, we have had difficulty in meeting our cash requirements. Our failure to become and remain profitable may depress the market price of our common stock and could impair our ability to raise capital, expand our business, diversify our product offerings or continue our operations. There can be no assurances that we will obtain additional funding, reduce the level of historical losses and achieve successful commercialization of any of our product candidates. Any financing activity is likely to result in significant dilution to current stockholders.

We continue to require substantial amounts of capital, without which we will be unable to develop or commercialize our product candidates.

Our development efforts to date have consumed and will continue to require substantial amounts of capital in connection with the research and development of our Gen 2 Symphony CGM System. As we conduct more advanced development of our Symphony CGM System, we will need significant funding to complete our product development program and to pursue commercialization. Our ability to conduct our research, development and planned commercialization activities associated with our Symphony CGM System is highly dependent on our ability to obtain sufficient financing. During the course of our recently completed clinical trial, we identified a number of product enhancements that we believe could potentially improve overall performance and usability.  Accordingly, we believe that we need to incorporate these product enhancements into the second generation of the Symphony CGM System prior to the anticipated limited European market launch and the initiation of the FDA pivotal trial. We believe that these system modifications, which are likely to include training and user manual alterations to minimize user variability, development of an improved algorithm, a more consistent skin abrasion, and potentially, an adjusted warm-up period and calibration schedule, could potentially improve Symphony’s overall performance and usability. During the trial, we also identified interference with an IV formulation of acetaminophen, but not with the more commonly used oral formulation. We believe we have identified a solution for the interference issue, and are currently in the process of implementing the change.

During the quarter ended September 30, 2013, we implemented a number of substantial cost reduction measures in ways that we believe does not diminish our ability to execute on our short-term objectives as part of a restructuring plan recommended by our Executive Chairman and Interim CEO and approved by our independent directors on September 30, 2013. This was achieved through cost-cutting initiatives aimed at reducing future operating costs, particularly marketing and manufacturing expenditures and corporate general and administrative costs. While improving operating efficiency and containing costs are on-going priorities, we have targeted cost reductions across all aspects of our operations in both external spend and head count. On September 30, 2013, we implemented a staff reduction of approximately 33% of our workforce.  As a result of these initiatives, our cash usage for the quarter ended December 31, 2013 decreased by approximately 39% from the average quarterly cash usage experienced during the first three quarters of 2013.  Our operating plan and capital requirements for 2014 will be significantly less than that of 2013, however, our capital requirements may vary from what we expect.

There are factors, a number of which are outside our control, that may accelerate our need for additional financing, including:

•	the costs, timing and risks of delay of obtaining regulatory approvals;
•	the expenses we incur in developing, selling and marketing Symphony;
•	the costs of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights;
•	the revenue generated by future sales of Symphony and any other future products that we may develop;
•	the rate of progress and cost of our clinical trials and other development activities;
•	the success of our research and development efforts;
•	the emergence of competing or complementary technological developments;
•	the terms and timing of any collaborative, licensing and other arrangements that we may establish;
•	the acquisition of businesses, products and technologies, although we currently have no commitments or agreements relating to any of these types of transactions;
•	the inability to access existing financing sources, if any; and
•	the costs associated with potential legal proceedings.

We expect to seek funding through public or private financings or from existing or new licensing and collaboration agreements; however, the market price of our common stock is highly volatile. Due to market conditions and the development status of Symphony, additional funding may not be available to us on acceptable terms, or at all.

In addition, existing financing sources may be unavailable or unwilling to provide financing in a timely fashion, including without limitation, our ability to receive funding from our $20 million non-revolving draw Credit Facility or remaining proceeds from MTIA on our December 2013 securities purchase agreement.

If we are unable to obtain additional financing or we are unable to access financing from existing or future financing sources in a timely fashion, we may not be able to meet our research, development and commercialization goals, which in turn could adversely affect our business.

We have significant intangible assets, and any impairment in the value of our intangibles could significantly impact our financial condition and results of operations.

Technology-related intangible assets, such as patents, drug master files and in-process research and development, represent a significant portion of our assets. As of December 31, 2013, these intangible assets comprised approximately 42% of our total assets. Intangible assets are subject to an impairment analysis whenever events or changes in circumstances indicate the carrying amount of the asset may not be recoverable. Additionally, indefinite lived assets are subject to an impairment test at least annually. A significant portion of our intangible assets relates to our Durhalieve and AzoneTS pharmaceutical product candidates that we acquired in 2007. If we abandon or do not continue our efforts to develop these product candidates, the value of the related assets will become significantly impaired and we would be required to recognize the amount of the impairment as an expense on our statement of operations. Other events, such as our failure to maintain open Investigational New Drug applications with FDA, could also result in an impairment in the value of our intangible assets. As a result of the significance of our intangible assets, our results of operations in a future period would be negatively impacted should an impairment occur.

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

Risks Related to Our Operations, Business Strategy and Development of Our Product Candidates

Symphony is based on new technologies and may not be successfully developed or achieve market acceptance.

We have evaluated the Symphony CGM System in a clinical setting for the continuous monitoring of glucose. In the most recent study, our product was tested on thirty-two (32) post-surgical patients in the critical care setting at four investigational sites in the U.S.  Symphony met the primary safety and effectiveness endpoints of the trial which involved the continuous monitoring of glucose levels up to 24 hours in the 32 subjects.  In the trial, Symphony monitored glucose levels with a MARD of 12.5% in evaluable patients as compared to reference blood glucose values.  CG-EGA showed that 98.2% of the readings were clinically accurate (A) and 1.2% were benign (B) errors with a combined A+B categorization of 99.4%. There were no adverse events reported from the skin preparation or the Symphony CGM sensor session. The future development of the Gen 2 Symphony CGM System will require substantial expenditures, including additional product development, feasibility studies, preclinical studies and clinical testing. Projected costs of this development are difficult to estimate, and they may change and increase frequently.

Our success is also dependent on further developing new and existing products and obtaining favorable results from preclinical studies and clinical trials, as well as satisfying regulatory standards and approvals required for the market introduction of our product candidates. There can be no assurance that we will not encounter unforeseen problems in the development of Symphony, or that we will be able to successfully address problems that do arise. There can be no assurance that any of our potential products will be successfully developed, be proven safe and efficacious in clinical trials, meet applicable regulatory standards, be capable of being produced in commercial quantities at acceptable costs, or be eligible for third-party reimbursement from governmental or private insurers. Even if we successfully develop new products, there can be no assurance that those products will be successfully marketed or achieve market acceptance, or that expected markets will develop for such products. The degree of market acceptance will depend in part on our ability to:

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

We have completed the initial prototypes of Symphony and have conducted several human feasibility clinical studies, as well as a clinical study at several leading U.S. hospitals, which is intended to support our CE Mark Technical File for marketing in Europe. Although we believe the clinical rationale exists for Symphony for the critical care market, there can be no assurance that such a market will be established, or that we will be able to successfully develop a product that will prove effective for this market or gain market acceptance should such a market develop. Our Symphony product development process may take several years and will require substantial capital outlays. If the critical care market does not develop as we expect, or if we are unable to successfully develop Symphony for such market on a timely basis and within cost constraints, then our business and financial results will be materially adversely affected.

Our success will depend on our ability to attract and retain our key personnel.

We are highly dependent on our senior management team and the senior members of our product development team. Our success will depend on our ability to attract and retain qualified personnel to continue development of Symphony and operate our business, including senior management, scientists, clinicians, engineers and other highly-skilled personnel.  Patrick T. Mooney, M.D.’s employment with the Company, as Chairman and Chief Executive Officer, terminated effective September 27, 2013. Robert F. Doman currently serves as Executive Chairman and Interim Chief Executive Officer pursuant to the terms of a consulting agreement, but he is free to terminate that agreement at any time.  Our Board of Directors has commenced a search for a permanent Chief Executive Officer.  William Grieco, the Chairman of the Company’s Nominating and Corporate Governance Committee, is leading this search.  Competition for senior management personnel, as well as scientists, clinicians and engineers, is intense, and we may not be able to attract or retain qualified personnel. The loss of the services of members of our senior management team, scientists, clinicians or engineers could prevent the implementation and completion of our objectives, including the completion of development and commercialization of Symphony. The loss of a member of our senior management team or our professional staff would require the remaining executive officers to divert immediate and substantial attention to seeking a replacement. Each of our officers may terminate their employment at any time without notice and without cause or good reason. Additionally, volatility or a lack of positive performance in our stock price may adversely affect our ability to retain key employees.

We expect to expand our research and development, manufacturing, sales and marketing, product development and administrative operations as needed to support our goals and strategic objectives. Accordingly, recruiting and retaining personnel in the future will be critical to our success. There is intense competition from other companies and research and academic institutions for qualified personnel in the areas of our activities. If we fail to identify, attract, retain and motivate these highly-skilled personnel, we may be unable to continue our development and commercialization activities.

We rely on third parties to develop, commercialize and manufacture Symphony.

We depend on collaborators, partners, licensees, contract research organizations, manufacturers and other third parties to support our efforts to develop and commercialize Symphony, to manufacture prototypes and clinical and commercial scale quantities of Symphony and we expect to rely on such third parties to market, sell and distribute any products we successfully develop.

We rely on clinical investigators and clinical sites to enroll patients in our clinical trials and other third parties to manage the trials and to perform related data collection and analysis; however, we may not be able to control the amount and timing of resources that clinical sites may devote to our clinical trials. If these clinical investigators and clinical sites fail to enroll a sufficient number of patients in our clinical trials, fail to ensure compliance by patients with clinical protocols or fail to comply with regulatory requirements, we will be unable to successfully complete these trials, which could prevent us from obtaining regulatory approvals for Symphony. Our agreements with clinical investigators and clinical sites for clinical testing place substantial responsibilities on these parties and, if these parties fail to perform as expected, our trials could be delayed or terminated. If these clinical investigators, clinical sites or other third parties do not carry out their contractual duties or obligations or fail to meet expected deadlines, or if the quality or accuracy of the clinical data they obtain is compromised due to their failure to adhere to our clinical protocols, regulatory requirements or for other reasons, our clinical trials may be extended, delayed or terminated, or the clinical data may be rejected by the applicable regulatory authorities, and we may be unable to obtain regulatory approval for, or successfully commercialize, Symphony.

We cannot guarantee that we will be able to successfully negotiate agreements for, or maintain relationships with, collaborators, partners, licensees, clinical investigators, manufacturers and other third parties on favorable terms, if at all. If we are unable to obtain or maintain these agreements, we may not be able to clinically develop, formulate, manufacture, obtain regulatory approvals for or commercialize Symphony, which will in turn adversely affect our business. We expect to expend substantial management time and effort to enter into relationships with third parties and, if we successfully enter into such relationships, to manage these relationships. In addition, substantial amounts of our expenditures may be paid to third parties in these relationships. We cannot control the amount or timing of resources our contract partners will devote to our research and development programs, product candidates or potential product candidates, and we cannot guarantee that these parties will fulfill their obligations to us under these arrangements in a timely fashion, if at all. In addition, our contract partners may abandon research projects and terminate applicable agreements prior to or upon the expiration of agreed-upon contract terms.

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

If future clinical studies or other articles are published, or critical care, diabetes or other medical associations announce positions that are unfavorable to Symphony, our efforts to obtain additional capital and our ability to obtain regulatory approval for Symphony may be negatively affected.

Future clinical studies or other articles regarding Symphony or any competing products may be published that either support a claim, or are perceived to support a claim, that a competitor’s product is clinically more effective or easier to use than Symphony, or that our product candidates are not as effective or easy to use as we claim. Additionally, critical care, diabetes or other medical associations that may be viewed as authoritative could endorse products or methods that compete with Symphony or otherwise announce positions that are unfavorable to Symphony. Any of these events may negatively affect our efforts to obtain additional capital and our ability to obtain regulatory approval for Symphony, which would result in a delay in our ability to obtain revenue from sales of Symphony.

We operate in the highly competitive medical device market and face competition from large, well-established companies with significantly more resources and, as a result, we may not be able to compete effectively.

The industry in which we operate is extremely competitive. Many companies, universities and research organizations developing competing product candidates have greater resources and significantly greater experience in financial, research and development, manufacturing, marketing, sales, distribution and regulatory matters than we have. In addition, many competitors have greater name recognition and more extensive collaborative relationships. Our competitors could commence and complete clinical testing of their product candidates, obtain regulatory approvals, and begin commercial-scale manufacturing of their products faster than we are able to for Symphony. They could develop products that would render Symphony obsolete and noncompetitive. Our competitors may develop more effective or more affordable products or achieve earlier patent protection or product commercialization than we do. If we are unable to compete effectively against these companies, we may not be able to commercialize Symphony effectively or achieve a competitive position in the market. This would adversely affect our ability to generate revenues.

The market for glucose monitoring devices is particularly competitive, subject to rapid change and significantly affected by new product introductions and other market activities of industry participants. Edwards Lifesciences Corporation, Optiscan Biomedical Corp., Maquet Critical Care AB, Medtronic, Inc. and A. Menarini Diagnostics S.r.l. have obtained CE Mark approvals which permit them to market their continuous or near-continuous glucose monitoring systems in a hospital setting in the European Union; however, no company has received FDA approval for a device for continuous glucose monitoring in a hospital setting in the U.S.  Glysure is also developing a CGM system for use in a hospital setting. Several companies are developing or currently marketing continuous glucose monitoring products for people with diabetes in the outpatient setting that will compete directly with Symphony. To date, Abbott Laboratories, DexCom, Inc., and Medtronic, Inc. have received FDA and CE Mark approvals for their continuous glucose monitors for people with diabetes. To our knowledge, the product originally developed and marketed by Abbott is no longer actively marketed in the United States. Becton Dickinson and Company, Roche Diagnostics U.S. and Senseonics are among those companies also developing CGM systems for people with diabetes in the outpatient setting.

Many of the companies developing or marketing competing glucose monitoring devices enjoy several competitive advantages, including:

•	greater financial and human resources for product development, sales and marketing, and patent litigation;
•	significantly greater name recognition;
•	established relationships with healthcare professionals, customers and third-party payors;
•	established distribution networks;
•	additional lines of products and the ability to offer rebates or bundle products to offer higher discounts or incentives to gain a competitive advantage; and
•	greater experience in conducting research and development, manufacturing, clinical trials, obtaining regulatory approval for products and marketing approved products.

As a result, we may not be able to compete effectively against these companies or their products, which may adversely affect our operating results.

We may have significant product liability exposure, which may harm our business and our reputation.

We may face exposure to product liability and other claims if Symphony is alleged to have caused harm. Although we expect to obtain product liability insurance when we begin marketing our product, we may not have sufficient insurance coverage, and we may not be able to obtain sufficient coverage at a reasonable cost, if at all. Our inability to obtain product liability insurance at an acceptable cost or to otherwise protect against potential product liability claims could prevent or inhibit the commercialization of any products or product candidates that we develop. If we are sued for any injury caused by our products, product candidates or processes, our liability could exceed our product liability insurance coverage and our total assets. Claims against us, regardless of their merit or potential outcome, would divert management resources and may also generate negative publicity or hurt our ability to obtain physician endorsement of our products or expand our business.

Potential long-term complications resulting from Symphony may not be revealed by our clinical experience to date.

If unanticipated long-term side effects were to result from the use of Symphony, we could be subject to liability and Symphony would not be widely adopted. We have limited clinical experience with repeated use of Symphony in the same patient. We cannot assure anyone that long-term use would not result in unanticipated complications. Furthermore, the interim results from our current preclinical studies and clinical trials may not be indicative of the clinical results obtained when we examine the patients at later dates. It is possible that repeated use of Symphony may result in unanticipated adverse effects.

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

As is generally the case in the medical device industry in which we operate, third parties may, in the future, assert infringement or misappropriation claims against us with respect to our current product candidates or any future products that we may develop. Whether a product infringes a patent involves complex legal and factual issues, the determination of which is often uncertain; therefore, we cannot be certain that we will not be found to have infringed the intellectual property rights of third parties or others. Our competitors may assert that they hold U.S. or foreign patents that cover our product candidates, technologies and/or the methods we employ in the use of Prelude and Symphony. This risk is exacerbated by the fact that there are numerous issued patents and pending patent applications relating to self-monitored glucose testing systems. Because patent applications may take years to issue, there may be applications now pending of which we are unaware that may later result in issued patents that our products infringe. There could also be existing patents of which we are unaware that one or more components of our system may inadvertently infringe. As the number of competitors in the market for continuous glucose monitoring and drug delivery systems grows, the possibility of inadvertent patent infringement by us, or a patent infringement claim against us, increases.

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

Risks Related to Regulatory Approvals and Government Regulation

 If we are unable to obtain regulatory approval to market Symphony, our business will be adversely affected.

We cannot market any product candidate until we have completed all necessary preclinical studies and clinical trials and have obtained the necessary regulatory approvals from the FDA. Outside the United States, our ability to market any of our potential products is dependent upon receiving marketing approval from the appropriate regulatory authorities. These foreign regulatory approval processes include all of the risks associated with the FDA approval or CE Marking process. If we are unable to receive regulatory approval, we will be unable to commercialize our product candidates, and we may need to cease or curtail our operations.

The regulatory approval process is costly and lengthy and we may not be able to successfully obtain all required regulatory approvals.

The preclinical development, clinical trials, manufacturing, marketing and labeling of medical devices are all subject to extensive regulation by numerous governmental authorities and agencies in the United States and other countries. We or our collaborators must obtain regulatory approval for Symphony before marketing or selling it. It is not possible to predict how long the approval processes of the FDA or any other applicable federal or foreign regulatory authority or agency for any of our products will take or whether any such approvals ultimately will be granted. The FDA and foreign regulatory agencies have substantial discretion in the medical device approval process, and positive results in preclinical testing or early phases of clinical studies offer no assurance of success in later phases of the approval process. Generally, preclinical and clinical testing of products can take many years and require the expenditure of substantial resources, and the data obtained from these tests and trials can be susceptible to varying interpretations that could delay, limit or prevent regulatory approval. Even if we obtain the necessary preclinical, clinical, and other data, regulatory approval applications are complex and extensive submissions that require significant time, resources, and expertise to put together.  If we encounter significant delays in the regulatory process that result in excessive costs, it may prevent us from continuing to develop Symphony. Any delay in obtaining, or failure to obtain, approvals would adversely affect the marketing of Symphony and our ability to generate product revenue. The risks associated with the approval process include:

•	failure of Symphony to meet a regulatory entity’s requirements for safety, efficacy and quality;
•	limitations on the indicated uses for which Symphony may be marketed;
•	imposition of post-market clinical studies or other post-market requirements;
•	pre-approval inspections of our clinical trial data may uncover problems with the conduct of the clinical trials or the resulting data;
•	preapproval inspections of our contract manufacturing facilities may require us to undertake corrective actions;
•	unforeseen safety issues or side effects;
•	governmental or regulatory delays and changes in regulatory requirements and guidelines; and
•	post-marketing surveillance and studies.

If we are unable to successfully complete the preclinical studies or clinical trials necessary to support an application for regulatory approval, we will be unable to commercialize Symphony, which could impair our financial position.

Before submitting an application for regulatory approval for our products, we or our collaborators must successfully complete preclinical studies and clinical trials that we believe will demonstrate that our product is safe and effective for its intended use. Product development, including preclinical studies and clinical trials, is a long, expensive and uncertain process and is subject to delays and failure at any stage. Furthermore, the data obtained from the studies and trials may be inadequate to support approval of an application for regulatory approval. With respect to our medical device programs, we must obtain an Investigational Device Exemption (“IDE”) prior to commencing additional clinical trials for Symphony. FDA approval of an IDE application permitting us to conduct testing does not mean that the FDA will consider the data gathered in the trial to be sufficient to support regulatory approval, even if the trial’s intended safety and efficacy endpoints are achieved.

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

The results of preclinical studies do not necessarily predict future clinical trial results, and predecessor clinical trial results may not be repeated in subsequent clinical trials. Additionally, the FDA or foreign regulatory authority may disagree with our interpretation of the data from our preclinical studies and clinical trials. If the FDA or foreign regulatory authority concludes that the clinical trial design, conduct or results are inadequate to prove safety and efficacy, it may require us to pursue additional preclinical studies or clinical trials, which could further delay the approval of our products. If we are unable to demonstrate the safety and efficacy of our product candidates in our clinical trials, we will be unable to obtain regulatory approval to market our products. The data we collect from our current clinical trials, our preclinical studies and other clinical trials may not be sufficient to support FDA or foreign regulatory authority approval.

If we, our contract manufacturers, or our component suppliers fail to comply with the FDA’s quality system regulations, the manufacturing and distribution of our products could be interrupted, and our operating results could suffer.

We, our contract manufacturers and our component suppliers are required to comply with the FDA’s and foreign regulatory authority’s quality system regulations, as applicable, which is a complex regulatory framework that covers the procedures and documentation of the design, testing, production, control, quality assurance, labeling, packaging, sterilization, storage and shipping of our products. For our products that require FDA premarket approval prior to marketing, a successful preapproval inspection of the manufacturing facility will be required. For marketed products, the regulatory authorities enforce their quality system regulations through periodic unannounced inspections. We cannot assure anyone that our facilities or our contract manufacturers’ or component suppliers’ facilities would pass any future quality system inspection. If our or any of our contract manufacturers’ or component suppliers’ facilities fails a quality system inspection, the approval of our product candidates could be delayed and/or the manufacturing or distribution of marketed products could be interrupted and our operations disrupted. Failure to take adequate and timely corrective action in response to an adverse quality system inspection could force a suspension or shutdown of our packaging and labeling operations or the manufacturing operations of our contract manufacturers, or a recall of our products. If any of these events occur, we may not be able to provide our customers with the products they require on a timely basis, our reputation could be harmed and we could lose customers, any or all of which may have a material adverse effect on our business, financial condition and results of operations.

Our products could be subject to recall, cessation of marketing, or other corrective action even if we receive regulatory clearance or approval, which would harm our reputation, business and financial results.

The FDA and similar governmental bodies in other countries have the authority to require a product recall, cessation of marketing, or other corrective action if we or our contract manufacturers fail to comply with relevant regulations pertaining to manufacturing practices, labeling, advertising or promotional activities, or if new information is obtained concerning the safety or efficacy of these products. A government-mandated recall, cessation of marketing, or other corrective action could occur if the regulatory authority finds that there is a reasonable probability that the device would cause serious, adverse health consequences or death. A voluntary recall, cessation of marketing, or other corrective action by us could occur as a result of manufacturing defects, labeling deficiencies, packaging defects or other failures to comply with applicable regulations. Any recall, cessation of marketing, or other corrective action would divert management attention and financial resources, harm our reputation with customers and adversely affect our business, financial condition and results of operations.

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

There are a number of federal and state laws protecting the confidentiality of certain patient health information, including patient records, and restricting the use and disclosure of that protected information. In particular, the U.S. Department of Health and Human Services promulgated patient privacy rules under the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”), as supplemented by the Health Information Technology for Economic and Clinical Health Act. These privacy rules protect medical records and other personal health information by limiting their use and disclosure, giving individuals the right to access, amend and seek accounting of their own health information and limiting most use and disclosures of health information to the minimum amount reasonably necessary to accomplish the intended purpose. If we are found to be in violation of the privacy rules under HIPAA, we could be subject to civil or criminal penalties, which could increase our liabilities, harm our reputation and have a material adverse effect on our business, financial condition and results of operations.

We may be subject to fines, penalties and injunctions if we are determined to be promoting the use of Symphony for unapproved off-label uses.

If the FDA or a foreign regulatory authority determines that our promotional materials or training constitutes promotion of Symphony for an unapproved use, it could request that we modify our training or promotional materials or subject us to regulatory enforcement actions, including the issuance of a warning letter, injunction, seizure, civil fine and criminal penalties. It is also possible that other federal, state or foreign enforcement authorities might take action if they consider promotional or training materials to constitute promotion of Symphony for an unapproved use, which could result in significant fines or penalties under other statutory authorities, such as laws prohibiting false claims for reimbursement.

Risks Related to Our Common Stock

Our principal stockholders own a significant percentage of our stock and will be able to exercise significant influence over our affairs.

Our executive officers, directors and principal stockholders holding at least 5% of our outstanding shares of common stock and, assuming the exercise and conversion of all currently outstanding exercisable and convertible securities, own approximately 30% of our outstanding capital stock on an as-converted basis. Accordingly, these stockholders may continue to have significant influence over our affairs. Additionally, this significant concentration of share ownership may adversely affect the trading price of our common stock, because an investor could perceive disadvantages in owning stock of a company with a concentration of ownership. This concentration of ownership could also have the effect of delaying or preventing a change in our control.

Furthermore, as long as the purchasers in our January 2007 strategic private placement own at least 20% of the shares they purchased in that transaction, that group of purchasers has the right to designate one director for election to our Board of Directors (our “Board”). None of our current directors has been so designated, as the purchasers are not currently exercising their designation rights and have not contacted us to demonstrate that they still hold at least 20% of the shares they purchased in the January 2007 financing.

Substantial sales of shares, or the perception that such sales may occur, could adversely affect the market price of our common stock and our ability to issue equity securities in the future.

If stockholders sell substantial amounts of our common stock, or the market perceives that any such sales may occur, the market price of our common stock could decline.

Our stock price is volatile and may fluctuate in the future, and stockholders could lose all or a substantial part of their investment.

The trading price of our common stock may fluctuate significantly in response to a number of factors, many of which we cannot control. For example, between January 1, 2013 and December 31, 2013, our common stock has closed between a low price of $2.11 and a high price of $13.40 (as adjusted to give effect to the 1-for-10 reverse stock split effected on June 7, 2013). Among the factors that could cause material fluctuations in the market price for our common stock are:

•	changes in the regulatory status of Symphony;
•	the success or failure of the development and clinical testing of Symphony;
•	our ability to successfully raise capital to fund our continued operations;
•	our ability to enter into and maintain successful collaborative arrangements with strategic partners for research and development, clinical testing, and sales and marketing;
•	additions or departures of key personnel;
•	our financial condition, performance and prospects;
•	the depth and liquidity of the market for our common stock;
•	sales of large blocks of our common stock by officers, directors or significant stockholders;
•	investor perception of us and the industry in which we operate;
•	changes in securities analysts’ estimates of our financial performance or product development timelines;
•	general financial and other market conditions and trading volumes of similar companies; and
•	domestic and international economic conditions.

The broad market fluctuations may adversely affect the market price of our common stock. In addition, fluctuations in our stock price may make our stock attractive to momentum traders, hedge funds or day-trading investors who often shift funds into and out of stocks rapidly, exacerbating price fluctuations in either direction.

Our stockholder derivative action and other potential securities litigation could divert management’s attention and harm our business, and our insurance coverage may not be sufficient to cover all costs and damages.

In August 2013, a stockholder derivative action was filed against us, our directors and certain of our officers and was subsequently dismissed without prejudice in March 2014.  In February 2014, Patrick T. Mooney, M.D., our former President and Chief Executive Officer, and his wife, Elizabeth Mooney, filed a complaint against us and certain of our directors and officers.  See “Item 3. Legal Proceedings.”  In addition, historically, companies have often faced securities litigation following periods of volatility in the market price of their securities. We may become involved in additional litigation. Litigation often is expensive and diverts management’s attention and resources, which could adversely affect our business.

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

Provisions in our Certificate of Incorporation and Bylaws, as well as provisions of Delaware law, could make it more difficult for a third party to acquire us, or for a change in the composition of our Board or management to occur, even if doing so would benefit our stockholders. These provisions include:

•	dividing our Board into three classes, only one of which is elected at each annual meeting of stockholders;
•	limiting the removal of directors by the stockholders; and
•	limiting the ability of stockholders to call a special meeting of stockholders.

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

We have never paid dividends and we do not anticipate paying any dividends in the foreseeable future and, as a result, our investors’ sole source of gain, if any, will depend on capital appreciation, if any.

We do not intend to declare any dividends on our shares of common stock in the foreseeable future and currently intend to retain any future earnings for funding growth. In addition, the Credit Facility prohibits the payment of cash dividends without the consent of Montaur, our lender under the Credit Facility. As a result, investors should not rely on an investment in our securities if they require the investment to produce dividend income. Capital appreciation, if any, of our shares may be investors’ sole source of gain for the foreseeable future. Moreover, investors may not be able to resell their shares of our common stock at or above the price they paid for them.

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

As of December 31, 2013, there were outstanding stock options to purchase approximately 1,455,432 shares of our common stock at a weighted-average exercise price of $4.90 per share and outstanding warrants to purchase approximately 1,209,211 shares of common stock at a weighted-average exercise price of $17.92 per share. Our outstanding options and warrants could adversely affect our ability to obtain future financing or engage in certain mergers or other transactions, since the holders of options and warrants can be expected to exercise them at a time when we may be able to obtain additional capital through a new offering of securities on terms more favorable to us than the terms of outstanding options and warrants. For the life of the options and warrants, the holders have the opportunity to profit from a rise in the market price of our common stock without assuming the risk of ownership. The issuance of shares upon the exercise of outstanding options and warrants will also dilute the ownership interests of our existing stockholders.

We have registered with the SEC the resale of shares of our common stock held by certain stockholders or underlying securities exercisable or convertible into shares of our common stock held by certain holders of such securities. The availability of these shares for public resale, as well as any actual resale of these shares, could adversely affect the trading price of our common stock.

ITEM 1B.  UNRESOLVED STAFF COMMENTS.

Not applicable.

ITEM 2.  PROPERTIES.

We conduct our operations primarily in leased facilities in Philadelphia, Pennsylvania and Franklin, Massachusetts and have executed leases through May 31, 2017 and October 31, 2017, respectively, for each of these operating facilities.  Our property and equipment includes laboratory equipment, office furniture, computer equipment and leasehold improvements.

ITEM 3.  LEGAL PROCEEDINGS.

In August 2013, a stockholder derivative action was filed in the Court of Common Pleas of Philadelphia County (the “Court”) against us, our directors and certain of our officers.  The complaint, as amended on September 18, 2013, seeks an unspecified amount of damages and principally alleges breaches of fiduciary duty related to the conduct of our directors and officers in a series of capital raising transactions in 2011 to 2013.  Based on a review and analysis of the complaints, we believe that this lawsuit is without merit and we intend to continue to defend it vigorously.  In March 2014, this complaint was dismissed without prejudice by the Court.

In February 2014, Patrick T. Mooney, M.D., our former President and Chief Executive Officer, and his wife, Elizabeth Mooney, filed a complaint against us and certain of our directors and officers in the Court of Common Pleas in Philadelphia County.  The complaint, which alleges (i) that Dr. Mooney’s termination was in breach of his employment agreement and that he is entitled to certain severance benefits, (ii) that certain legally required disclosures by the Company and its general counsel defamed Dr. Mooney, and (iii) that Dr. Mooney’s wife is entitled to damages under a theory of loss of consortium, seeks in excess of $20 million in damages.  We have filed a response to the complaint seeking dismissal of four of the six counts, denying the allegations in the two counts we have not sought to dismiss, and filing counterclaims against Dr. Mooney.  We believe we have strong defenses to the claims asserted and we intend to defend them vigorously.

ITEM 4.  MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our Common Stock is currently traded through the NASDAQ Capital Market (NASDAQ) and is quoted under the trading symbol “ECTE”.

The following table sets forth the range of high and low closing sale prices per share for our Common Stock for the periods indicated as reported by NASDAQ in 2012 and 2013, as adjusted for a 1-for-10 reverse stock split effected on June 7, 2013.

Year Ended December 31, 2012:	High	Low
First Quarter	$22.90	$17.70
Second Quarter	$20.70	$15.70
Third Quarter	$17.80	$14.00
Fourth Quarter	$16.00	$9.30

Year Ended December 31, 2013:	High	Low
First Quarter	$13.40	$6.70
Second Quarter	$7.80	$2.39
Third Quarter	$3.26	$2.22
Fourth Quarter	$4.65	$2.11

There were 156 common stockholders of record as of March 26, 2014.

We have never declared or paid cash dividends on our capital stock. We currently intend to retain our future earnings, if any, for use in our business and therefore do not anticipate paying cash dividends in the foreseeable future. In addition, the Montaur Credit Facility prohibits the payment of cash dividends without the consent of Montaur. Payment of future dividends, if any, will be at the discretion of our Board after taking into account various factors, including our financial condition, operating results, and current and anticipated cash needs.

ITEM 6.	SELECTED FINANCIAL DATA.

Not applicable.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion of our consolidated financial condition and results of operations should be read in conjunction with the consolidated financial statements and the notes thereto, and the financial and other information, included elsewhere in this Form 10-K. The matters discussed herein contain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended, which involve risks and uncertainties. All statements other than statements of historical information provided herein may be deemed to be forward-looking statements. Without limiting the foregoing, the words “believes,” “anticipates,” “plans,” “expects” and similar expressions are intended to identify forward-looking statements. Factors that could cause actual results to differ materially from those reflected in the forward-looking statements include, but are not limited to, those discussed in “Risk Factors” and elsewhere in this report and the risks discussed in our other filings with the SEC. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s analysis, judgment, belief or expectation only as of the date hereof. Except as required by law, we undertake no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date hereof.

Overview

General

We are a medical device company with expertise in advanced skin permeation technology. We are developing our Symphony® CGM System (“Symphony”) as a non-invasive, wireless continuous glucose monitoring (“CGM”) system for use in hospital critical care units. The Symphony® SkinPrep System (“SkinPrep”), a component of our Symphony CGM System, allows for enhanced skin permeation that will enable extraction of analytes such as glucose.

Regular monitoring of blood glucose levels is rapidly becoming a preferred procedure by hospital critical care personnel to achieve tight glycemic control and ensure improved patient outcomes. Clinical studies have demonstrated that intensive insulin therapy and frequent glucose monitoring to maintain tight glycemic control (“TGC”) significantly reduces patient mortality, complications and infection rates, as well as hospital stays, services and overall hospital costs. Most intensive care units (“ICUs”) in the United States have protocols in place for tight glycemic control regardless of whether the patients have diabetes. We believe that a non-invasive, needle-free CGM system, such as Symphony, will save valuable nursing time and expense by avoiding the need for frequent blood glucose sampling, in addition to providing more clinically relevant, real-time glucose level and trending information that is needed to develop better control algorithms for insulin administration. We have evaluated Symphony in a clinical setting at several leading U.S. hospitals for the continuous monitoring of glucose.
Research and Development

We believe that ongoing research and development efforts are essential to our success. A major portion of our operating expenses to date is related to our research and development activities. R&D expenses generally consist of internal salaries and related costs, and third-party vendor expenses for product design and development, product engineering and contract manufacturing. In addition, R&D costs include regulatory consulting, feasibility product testing (internal and external) and conducting nonclinical and clinical studies. R&D expenses were approximately $11,299,000, $8,671,000 and $3,796,000 for the years ended December 31, 2013, 2012 and 2011, respectively. We intend to maintain our strong commitment to R&D as an essential component of our product development efforts. Licensed or acquired technology developed by third parties may be an additional source of potential products; however, our ability to raise sufficient financing may impact our level of R&D spending.

Critical Accounting Policies and Estimates

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  As of December 31, 2013, we had cash of approximately $8,055,000, working capital of approximately $5,731,000, and an accumulated deficit of approximately $112,969,000.  Through December 31, 2013, we have not been able to generate sufficient revenues from our operations to cover our costs and operating expenses.  Although we have been able to raise capital through a series of Common Stock and preferred stock offerings in order to fund our operations, it is not known whether we will be able to continue this practice, or be able to obtain other types of financing to meet our future cash operating expenses.  Additional financing is necessary to fund operations in 2014 and beyond.  We are currently pursuing various financing options, and such financing is expected to be completed during 2014; however, no assurances can be given as to the success of these plans.  The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Subsequent to December 31, 2013, we have received net cash proceeds from a Common Stock financing with MTIA of $1,904,793 as part of their total $5,000,000 investment.  Management believes that the cash received from this Common Stock financing coupled with the cash on hand at December 31, 2013 will be sufficient to fund the cash requirements under the 2014 budget and fund operations through December 31, 2014.  If all cash proceeds from MTIA are not received, management believes certain expenditures can be deferred until additional financing is obtained.

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

Intangible Assets and Other Long-Lived Assets — We record intangible assets at acquisition date fair value. In connection with our acquisition of Durham Pharmaceuticals Ltd., a North Carolina corporation doing business as Echo Therapeutics, Inc., in September 2007, intangible assets related to contractual arrangements were amortized over the estimated useful life of 3 years which ended in 2010.  Intangible assets related to technology are expected to be amortized on a straight-line basis over the period ending in mid-2019 when the underlying patents expire and will commence upon revenue generation.

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

In the past, we have received upfront, nonrefundable payments for the licensing of our intellectual property upon the signing of a license agreement. We believe that these payments generally are not separable from the payments we receive for providing research and development services because the license does not have stand-alone value from the research and development services we provide under these agreements. Accordingly, we account for these elements as one unit of accounting and recognize upfront, nonrefundable payments as revenue on a straight-line basis over its contractual or estimated performance period. Revenue from the reimbursement of research and development efforts is recognized as the services are performed based on proportional performance adjusted from time to time for any delays or acceleration in the development of the product. We estimate the performance period based on the contractual requirements of its collaboration agreements. At each reporting period, we evaluate whether events warrant a change in the estimated performance period.

Other Revenue includes amounts earned and billed under the license and collaboration agreements for reimbursement for research and development costs for contract engineering services. For the services rendered, principally third-party contract engineering services, the revenue recognized approximates the costs associated with the services.

Recently Issued Accounting Pronouncements

In July 2013, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) No. 2013-11, Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists to clarify the balance sheet presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. It was issued to resolve the diversity in practice that had developed in the absence of any on-point U.S. GAAP guidance. This ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. Early adoption is permitted. The amendments should be applied prospectively to all unrecognized tax benefits that exist at the effective date. Retrospective application is permitted. The Company is currently assessing its adoption plans.

Results of Operations

Comparison of the Years ended December 31, 2013 and 2012

Licensing Revenue — We signed two licensing agreements during fiscal year 2009 (the "2009 Licensing Agreement"), each with a minimum term of ten years, that required non-refundable license payments by the licensees. The non-refundable license payments received in cash totaled $1,250,000 across both transactions. We are recognizing the non-refundable payments as revenue on a straight-line basis over our contractual or estimated performance period. Periodically, we have adjusted our amortization period for revenue recognition for each of our license arrangements to reflect a revision in the estimated timing of regulatory approval.  Accordingly, we determined that approximately $28,000 and $5,000 of licensing revenue was recognizable in years ended December 31, 2013 and 2012, respectively.  Approximately $76,000 is recognizable over the next 12 months and is shown as current deferred revenue.  Approximately $76,000 is recognizable as revenue beyond the 12 month period and is classified as non-current.

Research and Development Expenses — Research and development expenses increased by approximately $2,628,000, or 30%, to approximately $11,299,000 for the year ended December 31, 2013 from approximately $8,671,000 for the year ended December 31, 2012. R&D expenses increased primarily as a result of increased engineering and design expenses incurred with outside contractors and personnel relating to Symphony development.

R&D expenses for Symphony CGM and Symphony SkinPrep devices amounted to approximately 57% and 58% of total operating expenses during the years ended December 31, 2013 and 2012, respectively.  For the year ended December 31, 2013, expenses consisted of primarily development, clinical and manufacturing of approximately $9,226,000, $1,324,000 and $503,000, respectively.  For the year ended December 31, 2012, expenses consisted of primarily development, clinical and manufacturing of approximately $8,029,000, $575,000 and $28,000, respectively.

Selling, General and Administrative Expenses — Selling, general and administrative expenses increased by approximately $1,991,000, or 31%, to approximately $8,365,000 for the year ended December 31, 2013 from approximately $6,374,000 for the year ended December 31, 2012. We have experienced increases in personnel costs, legal costs, investor relations, travel and other expenses related to the expansion of the corporate office and staff in Philadelphia.

Selling, general and administrative expenses represented 43% and 42% of total operating expenses during the years ended December 31, 2013 and 2012, respectively. We are not engaged in selling activities and, accordingly, general and administrative expenses relate principally to salaries and benefits for our executive, financial and administrative staff, public company costs, investor relations, legal, accounting, public relations, capital-raising costs and facilities costs.  We have also begun prelaunch marketing and manufacturing activities and added related personnel, which accounts for much of the increase period over period to date.

Interest Income — Interest income was approximately $3,000 and $5,000 for the years ended December 31, 2013 and 2012, respectively.

Interest Expense — Interest expense was approximately $3,900,000 and $505,000 for the years ended December 31, 2013 and 2012, respectively.  The 2013 interest consists of $968,000 in amortization through December 31, 2013 on deferred financing costs from the $4,840,000 fair value of the Montaur credit facility commitment warrant issued pursuant to the loan agreement.  An additional $2,879,000 is the accretion through December 31, 2013 of the $3,000,000 debt discount recorded for the three warrants issued for each of the draws under the Montaur credit facility.  The remaining $53,000 of interest expense relates to the accrued and paid interest on the $3,000,000 note outstanding until March 2013 at a rate of 10% per annum, compounded monthly.

The 2012 interest consists of $323,000 in amortization through December 31, 2012 on deferred financing costs from the $4,840,000 fair value of the Montaur credit facility commitment warrant issued pursuant to the loan agreement.  An additional $121,000 is the accretion through December 31, 2012 of the $3,000,000 debt discount recorded for the three warrants issued for each of the draws under the Montaur credit facility.  The remaining $61,000 of interest expense relates to the accrued interest on the $3,000,000 note outstanding at a rate of 10% per annum, compounded monthly.

Gain (Loss) on Revaluation of Derivative Warrant Liability — Changes in the fair value of the derivative financial instruments are recognized in the Consolidated Statement of Operations as a derivative gain or loss. The primary underlying risk exposure pertaining to the warrants is the change in fair value of the underlying Common Stock. The gain on revaluation of the derivative warrant liability for the year ended December 31, 2013 was approximately $4,466,000. The gain on revaluation of the derivative warrant liability for the year ended December 31, 2012 was approximately $3,684,000.

Net Loss — As a result of the factors described above, we had a net loss of approximately $19,067,000 for the year ended December 31, 2013 compared to approximately $12,332,000 for the year ended December 31, 2012.

Cost Reduction Initiatives — During the quarter ended September 30, 2013, we implemented a number of substantial cost reduction measures in ways that we believe will not diminish our ability to execute on our short-term objectives as part of a restructuring plan approved by our independent directors on September 30, 2013. This is being achieved through cost-cutting initiatives aimed at reducing future operating costs, particularly marketing and manufacturing expenditures and corporate general and administrative costs. While improving operating efficiency and containing costs are on-going priorities, we targeted cost reductions across all aspects of our operations in both external spend and head count. On September 30, 2013, we implemented a staff reduction of approximately 33% of our workforce. As a result of these initiatives, our cash usage for the quarter ended December 31, 2013 decreased by approximately 39% from the average quarterly cash usage experienced during the first three quarters of 2013.

Comparison of the Years ended December 31, 2012 and 2011

Licensing Revenue — During 2012 and 2011, we adjusted our amortization period for revenue recognition for each of the 2009 Licensing Agreements to reflect a revision in the estimated timing of regulatory approval (or clearance).  Accordingly, we determined that approximately $5,000 and $302,000 of licensing revenue was recognizable in years ended December 31, 2012 and 2011, respectively.  Approximately $90,000 was estimated to be recognizable over the next 12 months and was shown as current deferred revenue.  Approximately $90,000 was estimated to be recognizable as revenue beyond the 12 month period and was classified as non-current at year ended December 31, 2012.

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

Research and Development Expenses — Research and development expenses increased by approximately $4,875,000, or 128%, to approximately $8,671,000 for the year ended December 31, 2012 from approximately $3,796,000 for the year ended December 31, 2011. R&D expenses increased primarily as a result of increased engineering and design expenses incurred with outside contractors and personnel relating to Symphony.

R&D expenses for Symphony amounted to approximately 58% and 44% of total operating expenses during the years ended December 31, 2012 and 2011, respectively.  For the year ended December 31, 2012, expenses consisted of primarily development, clinical and manufacturing of approximately $8,029,000, $575,000 and $28,000, respectively.  For the year ended December 31, 2011, expenses consisted of primarily development, clinical and manufacturing of approximately $3,298,000, $367,000 and $26,000, respectively.

Selling, General and Administrative Expenses — Selling, general and administrative expenses increased by approximately $1,468,000, or 30%, to approximately $6,374,000 for the year ended December 31, 2012 from approximately $4,906,000 for the year ended December 31, 2011. We have experienced increases in personnel costs, legal costs, investor relations, travel and other expenses related to the expansion of the corporate office and staff in Philadelphia.

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

Interest Income — Interest income was approximately $5,000 for each of the years ended December 31, 2012 and 2011.

Interest Expense — Interest expense was approximately $505,000 and $14,000 for the years ended December 31, 2012 and 2011, respectively.  The increase in interest expense in 2012 is due to activities related to our credit facility with Montaur.  The $505,000 in interest consists of $323,000 in amortization through December 31, 2012 on deferred financing costs from the $4,840,000 fair value of the Montaur credit facility commitment warrant issued pursuant to the loan agreement.  An additional $121,000 is the accretion through December 31, 2012 of the $3,000,000 debt discount recorded for the three warrants issued for each of the draws under the Montaur credit facility.  The remaining $61,000 relates to the accrued interest on the $3,000,000 note outstanding at a rate of 10% per annum, compounded monthly.  The interest expense for the year ended December 31, 2011 consists mainly of $12,000 in non-cash interest expense relating to short-term promissory notes then outstanding.

Debt Financing Costs — We have incurred debt financing costs as a result of our credit facility with Montaur.  On September 14, 2012, the Company submitted a draw request to Montaur in the amount of $3,000,000 in the form required by the loan agreement (the “September Request”).  The Company received this $3,000,000 in fundings by mid-November 2012. In accordance with the loan agreement and as a result of funding received from Montaur, the Company issued to Montaur three warrants concurrent with each of the three funding dates.  The fair value of warrants issued was determined to be approximately $3,455,000 at issuance.  Of this amount, $3,000,000 was treated as a debt discount and is being accreted to interest expense over the term of the note issued pursuant to the loan agreement.  The excess of the fair value of the warrants over the amount drawn under the note payable of approximately $455,000 was expensed at issuance and recorded as debt financing costs in the Consolidated Statement of Operations for the year ended December 31, 2012.  No such costs were recorded in 2011.

Gain (Loss) on Revaluation of Derivative Warrant Liability — Changes in the fair value of derivative financial instruments are recognized in the Consolidated Statement of Operations as a derivative gain or loss. The primary underlying risk exposure pertaining to the warrants is the change in fair value of the underlying Common Stock. The gain on revaluation of the derivative warrant liability for the year ended December 31, 2012 was approximately $3,684,000. The loss on revaluation of the derivative warrant liability for the year ended December 31, 2011 was approximately $1,763,000.

Net Loss — As a result of the factors described above, we had a net loss of approximately $12,332,000 for the year ended December 31, 2012 compared to approximately $10,030,000 for the year ended December 31, 2011.

Liquidity and Capital Resources

We have financed our operations since inception primarily through sales of our Common Stock and preferred stock, the issuance of convertible promissory notes, draws from our non-revolving Montaur credit facility, unsecured and secured promissory notes, non-refundable payments received under license agreements and cash received in connection with exercises of Common Stock options and warrants. As of December 31, 2013, we had approximately $8,055,000 of cash and cash equivalents, with no other short term investments.  As of March 26, 2014, we have received $1,904,793 of MTIA’s $5,000,000 in proceeds in accordance with our securities purchase agreement.

Net cash used in operating activities was approximately $19,410,000 for the year ended December 31, 2013. The use of cash in operating activities was primarily attributable to the net loss of approximately $19,067,000 offset by non-cash expenses of approximately $392,000 for depreciation and amortization, $1,244,000 for share-based compensation expense, $96,000 for the fair value of common stock, warrants and options issued for services, and amortization of the discounts on our Montaur note payable of $2,879,000 and deferred financing costs of $968,000.  Offsetting the net loss further is a non-cash gain of approximately $4,466,000 as a result of the change in fair value of the Common Stock underlying certain derivative warrants.  Increases in prepaid expenses and other current assets offset by decreases in deposits and other assets resulted in a net increase in cash available for operations of approximately $25,000, while decreases in accounts payable, deferred revenue, and accrued expenses and other liabilities decreased cash available for operations by approximately $1,481,000.

Net cash used in investing activities was approximately $144,000 for the year ended December 31, 2013.  Cash of approximately $105,000 was provided by decreasing restricted cash in escrow under letters of credit for the benefit of a vendor and a landlord during the year ended December 31, 2013.  Also, cash of approximately $249,000 was used to purchase furniture, equipment and leasehold improvements during the year ended December 31, 2013.

Net cash provided by financing activities was approximately $23,862,000 for the year ended December 31, 2013. We received approximately $26,865,000 in net proceeds from the sale of Common Stock, convertible preferred stock and warrant offset by the repayment of the entire $3,000,000 principal balance of our note payable issued to Montaur in connection with our credit facility. Principal payments on capitalized lease obligations used approximately $3,000 during the year ended December 31, 2013.

Recent Financing History

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

8% Senior Promissory Note — On January 5, 2011, we issued an 8% Senior Promissory Note to Montaur in the amount of $1,000,000.  The outstanding principal balance of this note, together with all accrued and unpaid interest, was due and payable in full on February 1, 2011 and was later extended to February 8, 2011 by agreement of the parties.

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

On November 14, 2011, we entered into an agreement (the “Exercise Agreement”) with Platinum Partners Liquid Opportunity Master Fund L.P. and Montaur (collectively, “Platinum”) pursuant to which Platinum confirmed its intent to exercise warrants with a total aggregate exercise price of $2 million during the period beginning on November 15, 2011 and ending on December 31, 2011. Platinum held Series 1 Warrants and Series 2 Warrants. In consideration for Platinum’s voluntary exercise of such warrants, we agreed to amend that number of Platinum’s Series 2 Warrants as was equal to the number of Series 1 Warrants (each, an “Amended Warrant”) Platinum exercised such that the exercise price of each Amended Warrant was $1.50 per share.  The Amended Warrants had to be exercised simultaneously with the related Series 1 Warrants.

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

December 2011 Common Stock and Warrant Financing— On December 5, 2011, we entered into purchase agreements with certain strategic investors relating to the issuance and sale of an aggregate of 2,398,949 shares of Common Stock and warrants to purchase an aggregate of 959,582 shares of Common Stock.  The Common Stock and warrants to purchase Common Stock were sold in units, with each unit consisting of (i) one share of Common Stock and (ii) a warrant to purchase 0.4 of a share of Common Stock, at a public offering price of $2.25 per unit.  The warrants became exercisable six months after the date of issuance at an exercise price of $3.00 per share, and will expire three years from the date of issuance.  We raised $5.4 million in this offering, before issuance costs.

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

January 2013 Common Stock Financing — On January 31, 2013 and February 1, 2013, we entered into underwriting agreements with Aegis Capital Corp. as a representative of both underwriters, with respect to the issuance and sale in an underwritten public offering by us of an aggregate 13,633,333 shares of our Common Stock, at a price to the public of $0.75 per share.  The net proceeds to us, after deducting the underwriting discount and other offering expenses payable by us, from the sale of 15,678,333 shares (including 2,045,000 shares sold pursuant to an over-allotment option) in the offering were approximately $10,666,000.

June 2013 Common Stock and Warrant Financing — On June 13, 2013, we entered into an underwriting agreement with Aegis Capital Corp., as a representative of several underwriters, with respect to the issuance and sale in an underwritten public offering by us of an aggregate of 4,628,750 shares of our Common Stock (including 603,750 shares sold pursuant to the over-allotment option), at a price to the public of $2.70 per share.  The net proceeds to us, after deducting the underwriting discount and other offering expenses payable by us, from the sale of the shares in the offering were approximately $11,338,000.

December 2013 Common Stock, Preferred Stock and Warrant Financing — In December 2013, in connection with a licensing transaction, we entered into (i) a Securities Purchase Agreement with Platinum Partners Value Arbitrage Fund L.P. and Platinum Partners Liquid Opportunity Master Fund L.P. (collectively “Platinum Partners”) (the “Platinum Securities Purchase Agreement”) and (ii) a Securities Purchase Agreement with Medical Technologies Innovation Asia, LTD. (“MTIA”) and Beijing Sino Tau Shang Pin Tech and Development Corp. (“MTIA Affiliate”, and together with MTIA, the “China Purchasers”) (the “MTIA Securities Purchase Agreement”, and together with the Platinum Securities Purchase Agreement, the “Securities Purchase Agreements”).

Pursuant to the Platinum Securities Purchase Agreement, Platinum Partners purchased an aggregate of 1,818,182 of our capital stock.  Of that total, Platinum Partners purchased 69,569 shares of Common Stock at $2.75 per share, being a premium to the NASDAQ closing price of $2.71 per share on December 9, 2013.  In addition, the Platinum Partners purchased a total of 1,748,613 shares of Series E Preferred Stock (“Preferred Stock”) at a purchase price of $2.75 per share, which, under certain conditions, are exchangeable into shares of our Common Stock on a one-for-one basis.  The conversion of Preferred Stock into shares of Common Stock, however, is subject to a restriction, which prohibits the conversion of shares of Preferred Stock if the number of shares of Common Stock to be issued pursuant to such conversion would exceed, when aggregated with all other shares of Common Stock owned by the Platinum Partners and their affiliates at such time, the number of shares of Common Stock which would result in Platinum Partners and their affiliates beneficially owning in excess of 19.99% of all of our Common Stock outstanding at such time.  Under the terms of the Platinum Securities Purchase Agreement, the Platinum Partners also received 181,818 warrants, having a five-year term and an exercise price of $2.75 per warrant.  The warrants are exercisable six months and one day following the issuance date thereof.  Under the terms of the Platinum Securities Purchase Agreement, Echo has, at the request of the Platinum Partners, agreed to prepare a proxy statement and seek shareholder approval of the issuance of the Common Stock underlying the Preferred Stock and the warrants.  We received the proceeds of $5,000,000 from the sale of the securities to the Platinum Partners on December 10, 2013.

Under the MTIA Securities Purchase Agreement, the China Purchasers purchased a total of 1,818,182 shares of our Common Stock also at $2.75 per share.  The China Purchasers also received 181,818 warrants, having a five-year term and an exercise price of $2.75.  Of the total warrants received, 61,818 warrants were allocated to MTIA and 120,000 warrants were allocated to MTIA Affiliate.  The warrants issued to the China Purchasers are also exercisable six months and one day following the issue date.

We have not yet received the full proceeds of the sale of the securities from the China Purchasers due to administrative issues that the China Purchasers encountered in transferring funds to us and the parties have extended the due date of receipt of all such proceeds past December 12, 2013.  As of December 31, 2013, we had not issued the shares or otherwise recorded the MTIA purchase due to the contingent nature of the transaction.  If we do not receive the proceeds by the extended due date, then we have the right to terminate the MTIA Securities Purchase Agreement and the related license, development and commercialization agreement, unless such date is extended again by mutual written consent.  As of March 26, 2014, we have received $1,904,793 of MTIA’s $5,000,000 in proceeds in accordance with our securities purchase agreement.

Further, pursuant to the Platinum Securities Purchase Agreement and subject to certain conditions, we agreed to nominate and use our reasonable best efforts to cause to be elected and cause to remain as a director on our board of directors until our 2014 annual meeting of stockholders, one individual designated by the Platinum Partners. Additionally, subject to certain conditions, we agreed to nominate, and solicit for election by the stockholders, the Platinum Partners Designee at our 2014 annual meeting of stockholders.

Platinum nominated Michael M. Goldberg, M.D. as the Platinum Designee for membership on our board of directors pursuant to the Platinum Securities Purchase Agreement. On February 28, 2014, our board of directors appointed Dr. Goldberg to fill a vacancy on our board of directors.

Under the terms of the MTIA Securities Purchase Agreement, as amended, upon our receipt of all of the proceeds from the China Purchasers we will allow one individual designated by the China Purchasers to attend meetings of the Board as an observer until the date of the 2015 annual meeting of stockholders.

So long as the Platinum Partners hold at least ten percent (10%) of the outstanding Common Stock, they have a right, subject to certain conditions, to purchase debt or equity securities of any kind that we may determine to issue in the future.  The China Purchasers have the same right.  This subscription right terminates upon a consolidation, merger, restructuring, reorganization, recapitalization or other form of acquisition of or by us that results in a change of control.

The Platinum Partners and the China Purchasers are also entitled to certain piggy-back registration rights.

Future Financing Plans

We continue to aggressively pursue additional financing from existing relationships (current and prior shareholders, investors and lenders), identify and secure capital from new investors through placement agents and investment banking relationships to support operations, including our product and clinical development programs.

We endeavor to manage our costs aggressively and increase our operating efficiencies while advancing our medical device product development and clinical programs. During the quarter ended September 30, 2013, we implemented a number of substantial cost reduction measures in ways that we believe will not diminish our ability to execute on our short-term objectives as part of a restructuring plan recommended by our Executive Chairman and Interim CEO and approved by our independent directors on September 30, 2013. See “Cost Reduction Initiatives” section above.  In addition, during 2013, we managed our medical device product development, clinical and operating costs while pursuing necessary funding. In order to advance our product and clinical development programs, establish contract manufacturing, pursue CE Marking and FDA approval for Symphony and support our operating activities, our monthly operating costs associated with salaries and benefits, regulatory and public company, consulting, contract engineering and manufacturing, legal and other working capital costs may increase. In the past, we have relied primarily on raising capital or issuing debt in order to meet our operating budget needs and to achieve our business objectives, and we plan to continue that practice in the future. Although we have been successful in the past with raising sufficient capital to conduct our operations, we will continue to vigorously pursue additional financing as necessary to meet our business objectives; however, there can be no guarantee that additional capital will be available in sufficient amounts on terms favorable to us, if at all.

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

We have generated limited revenue and have had operating losses since inception, including a net loss of approximately $19,067,000 for the year ended December 31, 2013.  As of December 31, 2013, we had an accumulated deficit of approximately $112,969,000.  We have no current sources of material ongoing revenue, other than the recognition of revenue from upfront license fees and potential future milestone payments and royalties under our current license and collaboration agreements.  Our losses have resulted principally from costs incurred in connection with our research and development activities and from general and administrative costs associated with our operations.  We also expect to have negative cash flows for the foreseeable future as we fund our operating losses and capital expenditures.  This will result in decreases in our working capital, total assets and stockholders’ equity, which may not be offset by future funding.

Continued operating losses would impair our ability to continue operations.  We have operating and liquidity concerns due to our significant net losses and negative cash flows from operations.  Our ability to continue as a going concern is dependent upon generating sufficient cash flow to conduct operations or obtaining additional financing.  Historically, we have had difficulty in meeting our cash requirements for operations.  There can be no assurances that we will obtain the necessary funding, reduce the level of historical losses and achieve successful commercialization of any of our drug product candidates.  If we cannot obtain additional funding, we may be required to revise our operating plans, and there can be no assurance that we will be able to change our operating plan successfully.

Subsequent to December 31, 2013, we have received net cash proceeds from a Common Stock financing with MTIA of $1,904,793 as part of their total $5,000,000 investment.  Management believes that the cash received from this Common Stock financing coupled with the cash on hand at December 31, 2013 will be sufficient to fund the cash requirements under the 2014 budget and fund operations through December 31, 2014.  If all cash proceeds from MTIA are not received, management believes certain expenditures can be deferred until additional financing is obtained.

2013 Management Changes — On August 26, 2013, we announced that Robert F. Doman will serve as our Executive Chairman and Interim Chief Executive Officer pursuant to a consulting agreement and that our then current Chief Executive Officer, President and Chairman of the Board, Dr. Patrick Mooney, would be taking an immediate leave of absence. On September 28, 2013, Dr. Mooney’s employment as Chief Executive Officer and President was terminated effective as of September 27, 2013.  Accordingly, the Employment Agreement by and between us and Dr. Mooney dated September 14, 2007 (the “Employment Agreement”) was terminated as of September 27, 2013.  Neither Dr. Mooney’s termination nor the termination of the Employment Agreement resulted in any severance payments or severance benefits.

Contractual Obligations

Our future contractual obligations and commercial commitments as of December 31, 2013 are as follows:

	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Facility lease – Franklin, MA	$1,715,000	$434,000	$899,000	$382,000	$—
Facility lease – Philadelphia, PA	657,000	188,000	387,000	82,000	—
Other operating leases	7,000	7,000	—	—	—
Capital leases	1,000	1,000	—	—	—
Total	$2,380,000	$630,000	$1,286,000	$464,000	$—

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

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Market risk is the risk of change in fair value of a financial instrument due to changes in interest rates, equity prices, creditworthiness, financing, exchange rates or other factors.  Our primary market risk exposure relates to changes in interest rates on our cash and cash equivalents.  We place our investments in primarily money market funds, which we believe are subject to limited interest rate and credit risk.  We currently do not hedge interest rate exposure.  At December 31, 2013, we held approximately $8,055,000 in cash and cash equivalents and, due to the short-term maturities of our investments, we do not believe that a 10% change in average interest rates would have a significant impact on our interest income.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The information required by this item is contained on Pages F-1 through F-28 of this Annual Report and is incorporated herein by reference.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.  CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We have carried out an evaluation, under the supervision and the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2013. Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of the end of that period, our disclosure controls and procedures are effective in providing reasonable assurance that (a) the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (b) such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2013. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in their 1992 Internal Control — Integrated Framework.

Following our assessment, management has concluded that, as of December 31, 2013, our internal control over financial reporting is effective based on those criteria.

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

Independent Public Accounting Firm’s Report on Internal Control over Financial Reporting

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Echo Therapeutics, Inc.

We have audited Echo Therapeutics, Inc.'s (the “Company”) internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 Framework). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

In our opinion, Echo Therapeutics, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 Framework).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Echo Therapeutics, Inc. and subsidiary as of December 31, 2013 and 2012, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for each of the three years in the period ended December 31, 2013, and our report dated March 28, 2014, expressed an unqualified opinion on those consolidated financial statements.

/s/ Wolf & Company, P.C.

Boston, Massachusetts
March 28, 2014

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Incorporated by reference to the portions of our Definitive Proxy Statement entitled “Election of Directors,” “Directors and Executive Officers,” “The Board of Directors and its Committees,” “Audit Committee Financial Expert,” and “Section 16(a) Beneficial Ownership Reporting Compliance.”

We have adopted a Code of Business Conduct and Ethics that applies to all of our directors, officers and employees, including our principal executive officer and principal financial officer. A copy of our Code of Business Conduct and Ethics is posted on our website located at www.echotx.com. We intend to satisfy the disclosure requirement under Item 5.05 of Form 8-K regarding any amendment to or waivers of the Code of Business Conduct and Ethics by posting the required information on our website.

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

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Incorporated by reference to the portions of our Definitive Proxy Statement entitled “Securities Ownership of Certain Beneficial Owners and Management” and “Executive Compensation.”

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.

Incorporated by reference to the portions of our Definitive Proxy Statement entitled “Certain Relationships and Related Transactions,” “Independence of Members of Board of Directors,” and “The Board of Directors and its Committees.”

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

ECHO THERAPEUTICS, INC.

By:  /s/ Robert F. Doman
Robert F. Doman
Executive Chairman and Interim Chief Executive Officer
Principal Executive Officer
Date: March 28, 2014

POWER OF ATTORNEY

    KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Robert F. Doman and Christopher P. Schnittker, and each of them, as such person’s true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution for such person and in such person’s name, place and stead, in any and all capacities, to sign, execute and file any amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto and all documents required to be filed in connection therewith, with the Securities and Exchange Commission or any regulatory authority, granting unto such attorneys-in-fact and agents full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith and about the premises in order to effectuate the same as fully to all intents and purposes as such person might or could do if personally present, hereby ratifying and confirming all that such attorneys-in-fact and agents or any substitute or substitutes therefor, may lawfully do or cause to be done.

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 28, 2014.

By:	/s/ Robert F. Doman
Robert F. Doman
Executive Chairman and Interim Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Christopher P. Schnittker
Christopher P. Schnittker, CPA
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

By:	/s/ Vincent D. Enright
Vincent D. Enright
Director

By:	______________________
Michael M. Goldberg, M.D. Director

By:	/s/ William F. Grieco
William F. Grieco
Director

By:	/s/ James F. Smith
James F. Smith
Director

ECHO THERAPEUTICS, INC.

ECHO THERAPEUTICS, INC.
CONSOLIDATED BALANCE SHEETS

	As of December 31,
	2013	2012
ASSETS
Current Assets:
Cash and cash equivalents	$8,055,385	$3,747,210
Cash restricted pursuant to letters of credit	302,488	407,463
Current portion of deferred financing costs	968,004	968,004
Prepaid expenses and other current assets	49,221	75,626
Total current assets	9,375,098	5,198,303

Property and Equipment, at cost:
Computer equipment	323,488	367,854
Office and laboratory equipment (including assets under capitalized leases)	728,152	732,296
Furniture and fixtures	755,444	728,269
Manufacturing equipment	111,980	156,435
Leasehold improvements	825,589	818,939
	2,744,653	2,803,793
Less-Accumulated depreciation and amortization	(1,248,846)	(1,165,398)
Net property and equipment (including assets under capitalized leases)	1,495,807	1,638,395

Other Assets:
Restricted cash	10,490	9,740
Intangible assets, net of accumulated amortization	9,625,000	9,625,000
Deferred financing costs	2,581,324	3,549,328
Other assets	1,576	826
Total other assets	12,218,390	13,184,894
Total assets	$23,089,295	$20,021,592

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$1,036,320	$2,319,219
Deferred revenue from licensing agreements	76,428	90,228
Current portion of capital lease obligation	1,361	2,527
Derivative warrant liability	1,119,155	5,585,141
Accrued expenses and other liabilities	1,411,107	1,581,448
Total current liabilities	3,644,371	9,578,563
Capital lease obligation, net of current portion	-	1,361
Note payable, net of discount	-	120,834
Deferred revenue from licensing arrangements, net of current portion	76,428	90,228
Total liabilities	3,720,799	9,790,986

Commitments
Stockholders’ Equity:
Convertible Preferred Stock:
Series C, $0.01 par value, authorized 10,000 shares, issued and outstanding 1,000 and 9,974.185 shares at December 31, 2013 and 2012, respectively	10	100
Series D, $0.01 par value, authorized 3,600,000 shares, issued and outstanding 1,000,000 and 3,006,000 shares at December 31, 2013 and 2012, respectively (preference in liquidation of $1,000,000 and $3,006,000)	10,000	30,060
Series E, $0.01 par value, authorized 1,748,613 shares, issued and outstanding 1,748,613 shares at December 31, 2013	17,486	-
Common stock, $0.01 par value, authorized 150,000,000 shares, issued and outstanding 11,776,578 and 4,437,346 shares at December 31, 2013 and 2012, respectively	117,764	44,374
Additional paid-in capital	132,192,648	104,058,087
Accumulated deficit	(112,969,412)	(93,902,015)
Total stockholders’ equity	19,368,496	10,230,606
Total liabilities and stockholders’ equity	$23,089,295	$20,021,592

See notes to the consolidated financial statements.
(Reflects 1-for-10 reverse stock split effective June 7, 2013)

ECHO THERAPEUTICS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
	2013	2012	2011
Licensing revenue	$27,600	$5,119	$302,059
Other revenue	-	-	145,152
Total revenues	27,600	5,119	447,211
Operating Expenses:
Research and development	11,298,931	8,670,710	3,796,127
Selling, general and administrative	8,365,137	6,374,429	4,905,757
Total operating expenses	19,664,068	15,045,139	8,701,884
Loss from operations	(19,636,468)	(15,040,020)	(8,254,673)
Other Income (Expense):
Interest income	3,052	5,466	4,808
Interest expense	(3,899,967)	(504,858)	(13,926)
Debt financing costs	-	(455,000)	-
Loss on extinguishment of debt/payables	-	-	(1,514)
Loss on disposals of assets	-	(21,272)	(1,348)
Gain (loss) on revaluation of derivative warrant liability	4,465,986	3,683,676	(1,762,938)
Other income (expense), net	569,071	2,708,012	(1,774,918)
Net loss	(19,067,397)	(12,332,008)	(10,029,591)
Deemed dividend on beneficial conversion feature of convertible preferred stock	(371,140)	-	(1,975,211)
Deemed dividend on repricing of warrants	-	-	(4,559,761)
Accretion of dividends on Series B Convertible Perpetual Redeemable Preferred Stock	-	-	(157,733)
Net loss applicable to common shareholders	$(19,438,537)	$(12,332,008)	$(16,722,296)
Net loss per common share, basic and diluted	$(2.33)	$(3.12)	$(4.89)
Basic and diluted weighted average common shares outstanding	8,359,837	3,955,046	3,417,490

See notes to the consolidated financial statements.
(Reflects 1-for-10 reverse stock split effective June 7, 2013)

ECHO THERAPEUTICS, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2013, 2012 AND 2011
	Preferred Stock		Common Stock
	Number of Shares	Carrying Value	Number of Shares	Carrying Value	Additional Paid-in Capital	Common Stock Subscribed	Accumulated Deficit	Total Stockholders’ Equity
Balance at December 31, 2010	5,072	$51	3,112,625	$31,126	$79,926,523	$285,000	$(71,540,416)	$8,702,284
Exercises of warrants	3,225	32	230,346	2,304	4,917,009	—	—	4,919,345
Exercises of stock options	—	—	70,584	706	136,084	—	—	136,790
Series B Preferred Stock dividend paid-in-kind	16	—	—	—	—	—	—	—
Series B Preferred Stock redeemed for Series C Preferred Stock in warrant exercise	1,661	17	—	—	(17)	—	—	—
Common Stock subscription, 33,333 shares	—	—	—	—	—	6,667	—	6,667
Share-based payments – restricted stock, net of forfeitures	—	—	19,000	190	(190)	—	—	—
Share-based payments – options, net of forfeitures	—	—	—	—	836,866	—	—	836,866
Issuance of Common Stock and warrants, net of cash issuance costs of $109,636 and non-cash costs of $41,363	—	—	355,045	3,550	6,435,939	(285,000)	—	6,154,489
Issuance of Series D Preferred Stock and warrants, net of cash issuance costs of $21,299	3,506,000	35,060	—	—	3,449,642	—	—	3,484,702
Fair value of Common Stock issued for services	—	—	13,800	138	448,802	—	—	448,940
Fair value of derivative warrant liabilities reclassified to additional paid-in capital	—	—	—	—	2,272,597	—	—	2,272,597
Common Stock issued in Series D Preferred Stock conversion	(500,000)	(5,000)	50,000	500	4,500	—	—	—
Common Stock and warrants issued to settle short-term note	—	—	3,000	30	35,470	—	—	35,500
Net loss	—	—	—	—	—	—	(10,029,591)	(10,029,591)
Balance at December 31, 2011	3,015,974	$30,160	3,854,400	$38,544	$98,463,225	$6,667	$(81,570,007)	$16,968,589
Exercises of warrants	—	—	16,545	166	211,852	—	—	212,018
Exercises of stock options	—	—	22,453	225	195,034	—	—	195,259
Proceeds from issuance of Common Stock, net of costs	—	—	408,000	4,080	3,268,122	—	—	3,272,202
Issuance of Common Stock subscribed	—	—	—	—	6,667	(6,667)	—	—
Fair value of Common Stock and warrants issued for services	—	—	9,533	95	153,369	—	—	153,464
Fair value of derivative warrant liabilities reclassified to additional paid-in capital	—	—	—	—	61,520	—	—	61,520
Share-based compensation	—	—	126,415	1,264	1,698,298	—	—	1,699,562
Net loss	—	—	—	—	—	—	(12,332,008)	(12,332,008)
Balance at December 31, 2012	3,015,974	$30,160	4,437,346	$44,374	$104,058,087	$—	$(93,902,015)	$10,230,606
Proceeds from issuances of Common Stock, net of issuance costs	—	—	6,196,605	61,963	21,902,607	—	—	21,964,570
Fair value of Common Stock and warrants issued for services	—	—	9,122	92	96,283	—	—	96,375
Proceeds from issuance of Common Stock, Series E Preferred Stock and warrants, net of cash issuance costs of $100,000	1,748,613	17,486	69,569	696	4,881,818	—	—	4,900,000
Issuance of Common Stock in Series C and D Preferred Stock conversion	(2,014,974)	(20,150)	1,098,019	10,980	9,170	—	—	—
Share-based compensation, net of restricted stock cancellations	—	—	(34,083)	(341)	1,244,683	—	—	1,244,342
Net loss	—	—	—	—	—	—	(19,067,397)	(19,067,397)
Balance at December 31, 2013	2,749,613	$27,496	11,776,578	$117,764	$132,192,648	$—	$(112,969,412)	$19,368,496

See notes to the consolidated financial statements.
(Reflects 1-for-10 reverse stock split effective June 7, 2013)

ECHO THERAPEUTICS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2013	2012	2011
Cash Flows From Operating Activities:
Net loss	$(19,067,397)	$(12,332,008)	$(10,029,591)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	391,595	145,155	47,916
Share-based compensation, net	1,244,342	1,409,562	836,866
Fair value of common stock, warrants and options issued for services	96,375	153,464	448,940
(Gain) loss on revaluation of derivative warrant liability	(4,465,986)	(3,683,676)	1,762,938
Non-cash loss on extinguishment of debt	—	—	1,514
Non-cash interest expense	—	—	12,159
Non-cash loss on disposals of assets	—	21,272	5,688
Non-cash debt financing costs	—	455,000	—
Cash received from lessor as a lease incentive	—	236,974	—
Amortization of discount on note payable	2,879,166	120,834	—
Amortization of deferred financing costs	968,004	423,126	—
Changes in assets and liabilities:
Accounts receivable	—	37,065	104,423
Prepaid expenses and other current assets	26,405	98,124	(79,003)
Deposits and other assets	(1,500)	9,999	(576)
Accounts payable	(1,282,899)	1,953,921	(240,336)
Deferred revenue from licensing arrangements	(27,600)	(5,119)	(302,059)
Accrued expenses and other liabilities	(170,341)	668,642	505,184
Net cash used in operating activities	(19,409,836)	(10,287,665)	(6,925,937)
Cash Flows from Investing Activities:
Purchase of furniture, equipment and leasehold improvements	(249,007)	(1,487,091)	(323,301)
Decrease (increase) in restricted cash	104,975	(157,463)	5,510
Net cash used in investing activities	(144,032)	(1,644,554)	(317,791)
Cash Flows From Financing Activities:
Proceeds from Montaur note payable	—	3,000,000	—
Repayment of Montaur note payable	(3,000,000)	—	—
Proceeds from issuances of Common Stock, preferred stock and warrants, net of costs	26,864,570	3,278,869	8,918,190
Principal payments on capitalized lease obligations	(2,527)	(2,288)	(2,071)
Proceeds from bridge notes	—	—	1,000,000
Repayment of bridge notes	—	—	(75,000)
Proceeds from exercises of warrants	—	212,018	4,919,346
Proceeds from exercises of stock options	—	195,259	136,790
Net cash provided by financing activities	23,862,043	6,683,858	14,897,255
Net increase (decrease) in cash and cash equivalents	4,308,175	(5,248,361)	7,653,527
Cash and cash equivalents, beginning of period	3,747,210	8,995,571	1,342,044
Cash and cash equivalents, end of period	$8,055,385	$3,747,210	$8,995,571

See notes to the consolidated financial statements.

ECHO THERAPEUTICS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

Supplemental Disclosure of Cash Flow Information and Non Cash Financing Transactions:
	For the Years Ended December 31,
	2013	2012	2011
Cash paid for interest	$275	$515	$1,768
Accretion of dividend on Series B Perpetual Redeemable Preferred Stock	$—	$—	$157,733
Deemed dividend on beneficial conversion feature of convertible preferred stock	$371,140	$—	$1,975,211
Issuance of common stock in settlement of short term note	$—	$—	$35,500
Conversion of notes payable and accrued interest into Series D Convertible Preferred Stock	$—	$—	$1,006,000
Conversion of convertible preferred stock into Common Stock at par value	$20,150	$—	$50,000
Redemption of Series B Perpetual Redeemable Preferred Stock for Series C Preferred Stock	$—	$—	$1,701,672
Reclassification of derivative warrant liability to additional paid-in capital	$—	$61,520	$2,272,597
Fair value of warrants included in stock issuance costs	$—	$—	$41,363
Common Stock subscription receivable	$—	$—	$6,667
Fair value of Common Stock issued in connection with settlement agreement	$—	$(82,000)	$290,000
Cancellation of restricted Common Stock	$—	$—	$5,250
Deemed dividend on repricing of warrants	$—	$—	$4,559,761
Fair value of Commitment Warrant issued in connection with debt financing	$—	$4,840,000	$—
Fair value of Draw Warrant issued for note payable recorded as discount	$—	$3,000,000	$—
Fair value Draw Warrant issued for note payable recorded as debt financing costs	$—	$455,000	$—

See notes to the consolidated financial statements.

ECHO THERAPEUTICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)  ORGANIZATION AND BASIS OF PRESENTATION

Echo Therapeutics, Inc. (the “Company”) is a medical device company with expertise in advanced skin permeation technology. The Company is developing its Symphony® CGM System (“Symphony”) as a non-invasive, wireless continuous glucose monitoring (“CGM”) system for use in hospital critical care units. The Symphony® SkinPrep System (“SkinPrep”), a component of the Symphony CGM System, allows for enhanced skin permeation that enables extraction of analytes such as glucose.

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

Liquidity and Management’s Plans

The accompanying financial statements have been prepared on a basis that assumes that the Company will continue as a going concern and that contemplates the continuity of operations, realization of assets and the satisfaction of liabilities and commitments in the normal course of business.  As of December 31, 2013, the Company had cash of approximately $8,055,000, working capital of approximately $5,731,000, and an accumulated deficit of approximately $112,969,000.  The Company continues to incur recurring losses from operations.  The Company will need to collect proceeds under its current financing arrangement and secure additional capital to fund its product development, research, manufacturing and clinical programs in accordance with its current planned operations.  The Company has funded its operations in the past primarily through debt and equity issuances.  Management intends to utilize its current financing arrangements and will continue to pursue additional financing to fund its operations.  Management believes that it will be successful in collecting on their current financing arrangement (see MTIA Securities Purchase Agreement in Note 9) and raising additional capital.  No assurances can be given that additional capital will be available on terms acceptable to the Company.  The accompanying financial statements do not include any adjustments that might result from the outcome of the uncertainty.

Subsequent to December 31, 2013, the Company received net cash proceeds from a Common Stock financing with MTIA of $1,904,793 as part of their total $5,000,000 investment (see Note 9).

Management believes that the cash received from this Common Stock financing coupled with the cash on hand at December 31, 2013 will be sufficient to fund the cash requirements under the 2014 budget and fund operations through December 31, 2014.  If all cash proceeds from MTIA are not received, management believes certain expenditures can be deferred until additional financing is obtained.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with maturities of ninety days or less to be cash equivalents. Cash equivalents consisted of money market funds as of December 31, 2013 and 2012. The Company maintains its cash in bank deposit accounts which, at times, may exceed the federally insured limits.  Restricted cash consists of a $250,000 letter of credit issued in favor of one of the Company’s key product development vendors as of December 31, 2013 and 2012 and a $52,488 and $157,463 letters of credit in favor of a landlord as of December 31, 2013 and 2012, respectively.  Non-current restricted cash as of December 31, 2013 and 2012 represents a security deposit on the Company’s leased offices.

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

The Company performs a regular review of the underlying assumptions, circumstances, time projections and revenue and expense estimates to decide if there is a possible impairment. In reviewing the long-lived assets relating to the ETI Acquisition as of December 31, 2013, the Company concluded that there was no impairment of the carrying value of such long-lived assets. No impairment losses were recorded for the years ended December 31, 2013, 2012 and 2011.

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

The Company's financial liabilities measured at fair value on December 31, 2013 and 2012 consists solely of a derivative warrant liability which is classified as Level 3 in fair value hierarchy (see Note 7). The Company uses a valuation method, the Black-Scholes option pricing model, and the requisite assumptions in estimating the fair value for the warrants considered to be derivative instruments. These assumptions include the fair value of the underlying stock, risk-free interest rates, volatility, expected life and dividend rates. The Company has no financial assets measured at fair value.

The Company may also be required, from time to time, to measure certain other financial assets at fair value on a nonrecurring basis. These adjustments to fair value usually result from application of lower-of-cost-or-market accounting or write-downs of individual assets. There were no such adjustments in the years ended December 31, 2013, 2012 and 2011.

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

Financial Instruments

The estimated fair value of the Company’s financial instruments, which include cash and cash equivalents, restricted cash, accounts payable and capital lease obligation, approximates their carrying value due to the short-term nature of these instruments and their market terms.

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

Segment Information

Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision maker, or decision making group, in making decisions regarding resource allocation and assessing performance. To date, the Company has viewed its operations and manages its business as principally one operating segment, which is the development of transdermal skin permeation and diagnostic medical devices and specialty pharmaceutical drugs. As of December 31, 2013 and 2012, all of the Company’s assets were located in the United States.

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

Income Taxes

The Company is primarily subject to U.S. federal, Massachusetts, Pennsylvania and New Jersey state income tax. Tax years subsequent to 2010 remain open to examination by U.S. federal and state tax authorities.

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

When tax returns are filed, it is highly certain that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50% likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits in the accompanying balance sheet along with any associated interest and penalties that would be payable to the taxing authorities upon examination. There were no uncertain tax position liabilities recorded at December 31, 2013 and 2012.

The Company’s policy is to recognize interest and penalties related to income tax matters in income tax expense. As of December 31, 2013 and 2012, the Company had no accruals for interest or penalties related to income tax matters.

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

From time to time, the Company receives upfront, nonrefundable payments for the licensing of its intellectual property upon the signing of a license agreement. The Company believes that these payments generally are not separable from the payments it receives for providing research and development services because the license does not have stand-alone value from the research and development services it provides under its agreements. Accordingly, the Company accounts for these elements as one unit of accounting and recognizes upfront, nonrefundable payments as revenue on a straight-line basis over its contractual or estimated performance period. Revenue from the reimbursement of research and development efforts is recognized as the services are performed based on proportional performance adjusted from time to time for any delays or acceleration in the development of the product and is included in Other Revenue. The Company determines the basis of the estimated performance period based on the contractual requirements of its collaboration agreements. At each reporting period, the Company evaluates whether events warrant a change in the estimated performance period.

Other Revenue includes amounts earned and billed under the license and collaboration agreements for reimbursement of research and development costs for contract engineering services. For the services rendered, principally third-party contract engineering services, the revenue recognized approximates the costs associated with the services.

Recently Issued Accounting Pronouncements

In July 2013, the FASB issued Accounting Standards Update ("ASU") No. 2013-11, Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists to clarify the balance sheet presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. It was issued to resolve the diversity in practice that had developed in the absence of any on-point U.S. GAAP guidance. This ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. Early adoption is permitted. The amendments should be applied prospectively to all unrecognized tax benefits that exist at the effective date. Retrospective application is permitted. The Company is currently assessing its adoption plans.

(3)  CASH AND CASH EQUIVALENTS

As of December 31, 2013, the Company held approximately $8,055,000 in cash and cash equivalents. The Company’s cash equivalents consist solely of money market funds at a major banking institution.  From time to time, the Company may have cash balances in excess of federal insurance limits. The Company has never experienced any previous losses related to these uninsured balances.

(4)  INTANGIBLE ASSETS

The Company’s intangible assets are related to the acquisition of assets from Durham Pharmaceuticals Ltd. in 2007.  As of December 31, 2013 and 2012, intangible assets related to the ETI Acquisition are summarized as follows:

	Estimated		Accumulated	2013	2012
	Life	Cost	Amortization	Net	Net
Contract related intangible asset:
Cato Research discounted contract	3 years	$355,000	$355,000	$—	$—
Technology related intangible assets:
Patents for the AzoneTS-based product candidates and formulation	4 years	1,305,000	—	1,305,000	1,305,000
Drug Master Files containing formulation, clinical and safety documentation used by the FDA	4 years	1,500,000	—	1,500,000	1,500,000
In-process pharmaceutical products for 2 indications	4 years	6,820,000	—	6,820,000	6,820,000
Total technology related intangible assets		9,625,000	—	9,625,000	9,625,000
Total, net		$9,980,000	$355,000	$9,625,000	$9,625,000

Intangible assets related to technology are expected to be amortized on a straight-line basis over the period ending in September 2019, when the underlying patents expire, and will commence upon revenue generation which the Company estimates may occur as early as the beginning of 2016.

The Cato Research contract related to this intangible asset was amortized over a three year period, which ended in 2010.  Amortization expense relating to the contract was approximately $84,000 for the year ended December 31, 2010 and is included in research and development in the Consolidated Statement of Operations.

Estimated amortization expense for each of the next five years is as follows:

Estimated Amortization Expense
2014	$—
2015	—
2016	2,406,000
2017	2,406,000
2018	2,406,000

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

The Company also leases a corporate apartment in Franklin, Massachusetts through November 21, 2014 (with the right to early termination) and a corporate apartment in Philadelphia, Pennsylvania on a month-to-month basis.

Future minimum lease payments for each of the next five years under these operating leases at December 31, 2013 are approximately as follows:

	Franklin	Philadelphia	Total
Year Ending December 31,
2014	$439,000	$191,000	$630,000
2015	444,000	191,000	635,000
2016	455,000	196,000	651,000
2017	382,000	82,000	464,000
2018	—	—	—
Total	$1,720,000	$660,000	$2,380,000

The Company’s facilities lease expense was approximately $677,000, $339,000 and $224,000 for the years ended December 31, 2013, 2012 and 2011, respectively.

(6)  CREDIT FACILITY WITH PLATINUM-MONTAUR LIFE SCIENCES, LLC

On August 31, 2012, the Company and Platinum-Montaur Life Sciences, LLC (“Montaur”) entered into a Loan Agreement (the “Loan Agreement”) pursuant to which Montaur made a non-revolving draw credit facility (the “Credit Facility”) of up to $20,000,000 available to the Company, a substantial portion of which is subject to the successful achievement of certain clinical and regulatory milestones set forth in the Loan Agreement, with an initial available principal amount of $5,000,000 (the “Maximum Draw Amount”).  The Company issued to Montaur a Promissory Note dated August 31, 2012 (the “Note”), with a maturity date of five years from the date of closing (the “Maturity Date”).  The Company has used the proceeds from the Credit Facility to fund operations.  As a result of the Company's 2013 financing transactions, this Credit Facility is currently only available at Montaur's discretion.

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

Pursuant to the Loan Agreement, the Company issued Montaur a warrant to purchase 400,000 shares of its Common Stock, with a term of five years and an exercise price of $20.00 per share (the “Commitment Warrant”).  The fair value of the warrant was determined to be approximately $4,840,000 and was recorded as a deferred financing cost that will be amortized to interest expense over the term of the Note.  Of this cost, $968,004 was reflected in Current Assets, representing the portion to be amortized over the next twelve months. Amortization of the deferred financing cost for the year ended December 31, 2013 was $968,004 and is included in interest expense.  In addition, for each $1,000,000 of funds borrowed pursuant to the Credit Facility, the Company will issue Montaur a warrant to purchase 100,000 shares of Common Stock, with a term of five years and an exercise price equal to 150% of the market price of the Common Stock at the time of the draw, but in no event less than $20.00 or more than $40.00 per share (together with the Commitment Warrant, the “Warrants”). All of the Warrants are immediately exercisable and will have a term of five years from the issue date. The exercise price of the Warrants is subject to adjustment for stock splits, combinations or similar events.  An exercise under the Warrants may not result in the holder beneficially owning more than 4.99% or 9.99%, as applicable, of all of the Common Stock outstanding at the time; provided, however, that a holder may waive the 4.99% ownership limitation upon sixty-one (61) days’ advance written notice to the Company.

On September 14, 2012, the Company submitted a draw request to Montaur in the amount of $3,000,000 in the form required by the Loan Agreement (the “September Request”).  The Company ultimately received the $3,000,000 of draws in the following increments: $1,000,000 on September 20, 2012, $500,000 on October 17, 2012, and $1,500,000 on November 6, 2012.  These draws were recorded on the Consolidated Balance Sheet under note payable, net of the initial $3,000,000 in discounts recorded related to the warrants issued and described below.  In accordance with the Loan Agreement and as a result of funding received from Montaur, the Company issued to Montaur separate warrants concurrent with the three draws above to purchase 100,000, 50,000 and 150,000 shares of Common Stock each with a term of five years, and exercise prices of $21.30, $22.70 and $21.10 per share, respectively.  The fair value of the warrants issued to purchase 300,000 shares of Common Stock was determined to be approximately $3,455,000, of which $3,000,000 was treated as a debt discount to be accreted to interest expense over the term of the Note, and the balance of approximately $455,000 was charged to interest expense in 2012.

On March 1, 2013, the Company elected to prepay all outstanding draws under the Montaur Credit Facility totaling $3,113,366, which includes interest accrued and unpaid to that date of $113,366.  After such date, no principal amount is outstanding under the Credit Facility.  Concurrent with this prepayment, the Company recorded non-cash interest expense of approximately $2,879,166 in 2013 relating to the unamortized debt discount on the outstanding draws paid off.

(7)  DERIVATIVE WARRANT LIABILITY

Derivative financial instruments are recognized as a liability on the consolidated balance sheet and measured at fair value.

At December 31, 2013 and 2012, the Company had outstanding warrants to purchase 1,209,211 and 1,254,004 shares of its common stock, respectively. Included in these outstanding warrants at December 31, 2013 and 2012 are warrants to purchase 700,000 and 736,015 shares, respectively, that are considered to be derivative instruments. The fair value of these derivative instruments at December 31, 2013 and 2012 was approximately $1,119,000 and $5,585,000, respectively, and is included in Derivative Warrant Liability, a current liability. Changes in fair value of the derivative financial instruments are recognized currently in the Statements of Operations as a Gain (Loss) on Revaluation of Derivative Warrant Liability. The changes in the fair value of the derivative warrant liability for the years ended December 31, 2013, 2012 and 2011 resulted in a gain (loss) of approximately $4,466,000, $3,684,000 and $(1,763,000), respectively.

The primary underlying risk exposure pertaining to the warrants is the change in fair value of the underlying common stock for each reporting period.  There were no warrants exercised in 2013 or 2012 pursuant to cashless exercise provisions.

For the year ended December 31, 2013 there were no derivative warrants exercised.  For the year ended December 31, 2012, derivative warrants to purchase 165,451 shares were exercised and certain anti-dilution rights were waived which resulted in a reclassification to additional paid-in capital in the amount of approximately $62,000.

The table below presents the changes in the derivative warrant liability, which is measured at fair value on a recurring basis and classified as Level 3 in fair value hierarchy (see Note 2):

	2013	2012
Derivative warrant liability as of January 1	$5,585,141	$1,035,337
Warrants issued under Montaur Credit Facility	—	8,295,000
Total unrealized losses included in net loss (1)	1,671,682	500,000
Total realized losses included in net loss (1)	—	1,438
Total unrealized gains included in net loss (1)	(5,985,000)	(4,077,433)
Total realized gains included in net loss (1)	(152,668)	(107,681)
Reclassification of liability to additional paid-in capital for warrants	—	(61,520)
Derivative warrant liability as of December 31	$1,119,155	$5,585,141
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

Series B Perpetual Redeemable Preferred Stock and Warrant Financing

The Company had authorized 40,000 shares of non-convertible Series B Perpetual Preferred Stock, $0.01 par value (“Series B Stock”).  In October 2011 certain warrants to purchase Common Stock were exercised and, in lieu of delivering to the Company the cash exercise price for such warrant exercises, the investor surrendered an aggregate of 170.1672 shares of Series B Stock with a redeemable value of $1,701.672.  As a part of the exchange, the Company issued an aggregate of 1,830.895 shares of Series C Stock.  After giving effect to the exchange, the Company has no authorized, issued or outstanding Series B stock.

Series C Convertible Preferred Stock

The Company has authorized 10,000 shares of Series C Stock, of which 1,000 and 9,974.185 shares were issued and outstanding as of December 31, 2013 and 2012, respectively.  The Series C Stock was created on June 30, 2009.

Key terms of the Series C Stock are as follows:

•
Pursuant to the terms of the Certificate of Designation, Preference and Rights of Series C Preferred Stock (the “Series C Certificate”), each share of Series C Stock is convertible into 100 shares of Common Stock, subject to adjustment for stock splits, combinations or similar events.

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

On December 23, 2013, an investor converted 8,974.185 shares of Series C Stock into 897,419 shares of Common Stock.

Series D Convertible Preferred Stock

The Company has authorized 3,600,000 shares of Series D Preferred Stock (the “Series D Stock”), of which 1,000,000 and 3,006,000 shares were issued and outstanding as of December 31, 2013 and December 31, 2012, respectively.

Key terms of the Series D Stock are as follows:

•
Pursuant to the terms of the Certificate of Designation, Preferences and Rights of the Series D Convertible Preferred Stock, the shares of Series D Stock are convertible into shares of Common Stock at a price per share equal to $1.00, subject to adjustment for stock splits, business combinations or similar events, and shall have a liquidation preference equal to their stated value.

•	Each holder who receives Series D Stock may convert it at any time following its issuance.

•	The Series D Stock does not pay a dividend and is not redeemable.

On February 8, 2011 the Company entered into a Series D Convertible Preferred Stock Purchase Agreement (the “Series D Agreement”) with Montaur and certain other strategic accredited investors (each, a “Series D Investor” and collectively, the “Series D Investors”) in connection with the Company’s private placement (the “Series D Financing”) of Series D Convertible Preferred Stock (“Series D Stock”) at a price per share of $10.00. For every $100,000 face value of Series D Stock purchased in the Series D Financing, the Series D Investor was issued (i) Series 1 warrants to purchase 5,000 shares of Common Stock with an exercise price of $15.00 per share (the “Series D-1 Warrants”), and (ii) Series 2 warrants to purchase 5,000 shares of Common Stock with an exercise price of $25.00 per share (the “Series D-2 Warrants” and, together with the Series D-1 Warrants, the “Series D Warrants”).

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

The Company issued an aggregate of 175,300 Series D-1 Warrants and 175,300 Series D-2 Warrants to the Series D Investors pursuant to the Series D Agreement. The Series D Warrants are immediately exercisable and were to expire on February 7, 2013; however, since the Series D Warrants were not exercised in full by February 7, 2013 by virtue of the application of a beneficial ownership “blocker”, the term of the Series D Warrants were extended for thirty (30) days past the date on which the beneficial ownership blocker is no longer applicable. An exercise under the Series D Warrants may not result in the holder beneficially owning more than 4.99% or 9.99%, as applicable, of all of the Common Stock outstanding at the time; provided, however, that a holder may waive the foregoing provision upon 61 days’ advance written notice to the Company. The exercise price of these warrants is subject to adjustment for stock splits, business combinations or similar events.

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

On October 19, 2011, an investor converted 500,000 shares of Series D Stock into 50,000 shares of Common Stock.

On December 19, 2013, an investor converted 2,006,000 shares of Series D Stock into 200,600 shares of Common Stock.

Series E Convertible Preferred Stock

The Company has authorized 1,748,613 shares of Series E Stock, all of which were issued and outstanding as of December 31, 2013. The Series E Stock was created on December 10, 2013 in connection with the private placement of common stock, preferred stock and warrants with certain Montaur-related entities (see Note 9 for description of this transaction).

Key terms of the Series E Stock are as follows:

•
Pursuant to the terms of the Certificate of Designation, Preference and Rights of Series E Preferred Stock (the “Series E Certificate”), each share of Series E Stock is initially convertible into one share of Common Stock, subject to adjustment for stock splits, combinations or similar events.

•	Each holder who receives Series E Stock may convert its Series E Stock at any time following its issuance.

•
In the event of any Liquidation Event (as defined in the Series E Certificate), the holders of Series E Stock will be entitled to receive (subject to the rights of any securities designated as senior to the Series E Stock) a per share liquidation preference equal to an amount calculated by taking the total amount available for distribution to holders of all the Company’s outstanding Common Stock before deduction of any preference payments for  the Series E Stock, divided by the total of (x) all of the then outstanding shares of Common Stock, plus (y) all of the shares of Common Stock into which all of the outstanding shares of the Series E Stock can be converted, in each case prior to any distribution to the holders of Common Stock or any other securities designated as junior to the Series E Stock.

•	The Series E Stock does not pay a dividend and is not redeemable.

(9)  COMMON STOCK

The Company has authorized 150,000,000 shares of Common Stock, $0.01 par value per share, of which 11,776,578 and 4,437,346 shares were issued and outstanding as of December 31, 2013 and December 31, 2012, respectively.

November 2010 Financings

In November 2010, the Company initiated a private placement (the “November 2010 Financing”) of up to 120 units (each, a “Unit” and together, the “Units”) or partial Units at a price per Unit of $25,000. Each Unit consists of (i) 2,500 shares of Common Stock, (ii) Series 1 warrants to purchase 1,250 shares of the Company’s Common Stock with an exercise price of $15.00 per share (the “Series 1 Warrants”), and (iii) Series 2 warrants to purchase 1,250 shares of Common Stock with an exercise price of $25.00 per share (the “Series 2 Warrants”). As of December 31, 2010, the Company issued an aggregate of 172,000 shares of Common Stock and under commitments for an additional 11.4 Units was obligated to issue an additional 28,500 shares and an aggregate of 100,250 Series 1 Warrants and 100,250 Series 2 Warrants to the investors.

In 2011, the Company entered into a subscription agreement with certain strategic institutional and accredited investors in connection with the November 2010 Financing for a total of 35.66 Units. The Company received proceeds from these subscriptions in the amount of $891,500, which included proceeds of $25,000 in the form of extinguishment of a 2010 Short Term Promissory Note issued by the Company on September 24, 2010. Pursuant to these November 2010 Financing closings that occurred in 2011, the Company issued an aggregate of 44,575 Series 1 Warrants and 44,575 Series 2 Warrants to the investors.

December 2011 Financing

On December 5, 2011, the Company entered into purchase agreements with certain strategic investors relating to the issuance and sale of an aggregate of 239,895 shares of Common Stock, par value $0.01, and warrants to purchase an aggregate of  95,958 shares of Common Stock. The Common Stock and warrants to purchase Common Stock were sold in units, with each unit consisting of (i) one share of Common Stock and (ii) a warrant to purchase 0.4 of a share of Common Stock, at a public offering price of $22.50 per unit. The warrants became exercisable six months after the date of issuance at an exercise price of $30.00 per share, and will expire three years from the date of issuance. The Company issued 239,895 shares on December 7, 2011, raising $5,397,625.

December 2012 Financings

On December 19, 2012, the Company entered into Stock Purchase Agreements with accredited investors pursuant to which the Company issued and sold an aggregate of 40,000 shares of the Company’s Common Stock at a purchase price of $8.00 per share, for aggregate consideration of $320,000 in cash.

On December 20, 2012, the Company entered into an underwriting agreement (the “Underwriting Agreement”) with Aegis Capital Corp. with respect to the issuance and sale of an underwritten public offering by the Company of 320,000 shares of the Company’s Common Stock, at a price to the public of $9.50 per share with a 45-day option to purchase up to an additional 48,000 shares.  The net proceeds to the Company, after deducting the underwriting discount and other offering expenses payable by the Company, from the sale of 368,000 shares (including 48,000 shares sold pursuant to the over-allotment option) in the offering were approximately $3,036,000.

January 2013 Financing

On January 31, 2013 and February 1, 2013, the Company entered into underwriting agreements (collectively, the “Underwriting Agreements”) with Aegis Capital Corp., as a representative of several underwriters, with respect to the issuance and sale in an underwritten public offering by the Company of an aggregate 1,567,855 shares of the Company’s Common Stock, at a price to the public of $7.50 per share (including 204,500 shares sold pursuant to the over-allotment option).  The net proceeds to the Company, after deducting the underwriting discount and other offering expenses payable by the Company, from the sale of the shares in the offering were approximately $10,626,000.  Subsequent to the offering, the Company used a portion of the net proceeds of the offering to pay off the promissory note issued to Montaur in connection with the Credit Facility (see Note 6).  The note will mature on August 31, 2017.  As of March 1, 2013, the entire balance under the note that was paid off was $3,113,366, which included $3,000,000 of principal and $113,366 of accrued and unpaid interest.

June 2013 Common Stock and Warrants Financing

On June 13, 2013, the Company entered into an underwriting agreement with Aegis Capital Corp., as a representative of several underwriters, with respect to the issuance and sale in an underwritten public offering by the Company of an aggregate of 4,628,750 shares of the Company’s Common Stock (including 603,750 shares sold pursuant to the over-allotment option), at a price to the public of $2.70 per share.  The net proceeds to the Company, after deducting the underwriting discount and other offering expenses payable by the Company, from the sale of the shares in the offering were approximately $11,338,000.

December 2013 Common Stock, Preferred Stock and Warrant Financing

In December 2013, in connection with a licensing transaction, the Company entered into (i) a Securities Purchase Agreement with Platinum Partners Value Arbitrage Fund L.P. (“Platinum Value”) and Platinum Partners Liquid Opportunity Master Fund L.P. (“Platinum Liquid”, and together with Platinum Value, the “Platinum Partners”) (the “Platinum Securities Purchase Agreement”) and (ii) a Securities Purchase Agreement with Medical Technologies Innovation Asia, LTD. (“MTIA”) and Beijing Sino Tau Shang Pin Tech and Development Corp. (“MTIA Affiliate”, and together with MTIA, the “China Purchasers”) (the “MTIA Securities Purchase Agreement”, and together with the Platinum Securities Purchase Agreement, the “Securities Purchase Agreements”).

Pursuant to the Platinum Securities Purchase Agreement, the Platinum Partners purchased an aggregate of 1,818,182 of the Company’s capital stock.  Of that total, Platinum Partners purchased 69,569 shares of the Company’s Common Stock at $2.75 per share, being a premium to the NASDAQ closing price of $2.71 per share on December 9, 2013.  In addition, the Platinum Partners purchased a total of 1,748,613 shares of Series E Preferred Stock (“Preferred Stock”) at a purchase price of $2.75 per share, which, under certain conditions, are exchangeable into shares of the Company’s Common Stock on a one-for-one basis.  The conversion of Preferred Stock into shares of Common Stock, however, is subject to a restriction, which prohibits the conversion of shares of Preferred Stock if the number of shares of Common Stock to be issued pursuant to such conversion would exceed, when aggregated with all other shares of Common Stock owned by the Platinum Partners and their affiliates at such time, the number of shares of Common Stock which would result in Platinum Partners and their affiliates beneficially owning in excess of 19.99% of all of the Company’s Common Stock outstanding at such time.  Under the terms of the Platinum Securities Purchase Agreement, the Platinum Partners also received 181,818 warrants, having a five-year term and an exercise price of $2.75 per warrant.  The warrants are exercisable six months and one day following the issuance date thereof.  Under the terms of the Platinum Securities Purchase Agreement, the Company has, at the request of the Platinum Partners, agreed to prepare a proxy statement and seek shareholder approval of the issuance of the Common Stock underlying the Preferred Stock and the warrants.  The Company received gross proceeds of $5,000,000 from the sale of the securities to the Platinum Partners on December 10, 2013 and incurred issuance costs of $100,000.

In connection with the issuance of this Series E Preferred Stock, the conversion feature of Series E Stock was considered beneficial, or “in the money”, at issuance due to a conversion rate that allows the investor to obtain the Common Stock at below market price. The Company recorded a deemed dividend on the beneficial conversion feature equal to its relative fair value resulting from the offering of $371,140. This deemed dividend is included in the 2013 Consolidated Statement of Operations in arriving at the Net Loss Applicable to Common Shareholders.

Under the MTIA Securities Purchase Agreement, the China Purchasers agreed to purchase a total of 1,818,182 shares of the Company’s Common Stock also at $2.75 per share.  The China Purchasers also will receive 181,818 warrants, having a five-year term and an exercise price of $2.75.  The warrants to be issued to the China Purchasers are also exercisable six months and one day following the issue date.

As of December 31, 2013, the Company had not received the full proceeds of the sale of the securities from the China Purchasers due to administrative issues that the China Purchasers encountered in transferring funds to the Company and the parties have extended the due date of receipt of all such proceeds past December 12, 2013.  If the Company does not receive the proceeds by the extended due date, then the Company has the right to terminate the MTIA Securities Purchase Agreement and the related license, development and commercialization agreement, unless such date is extended again by mutual written consent.  As of December 31, 2013, the Company had correspondingly not issued the shares or recorded the MTIA transaction due to the contingent nature of this transaction.  As of March 26, 2014, the Company has received $1,904,793 of MTIA’s $5,000,000 in proceeds in accordance with the MTIA Securities Purchase Agreement.

The Company intends to use the proceeds of the sale of these securities for working capital and other general corporate purposes.

Further, pursuant to the Platinum Securities Purchase Agreement and subject to certain conditions, the Company agreed to nominate and use its reasonable best efforts to cause to be elected and cause to remain as a director on the Company’s board of directors (the “Board”) until the Company’s 2014 annual meeting of stockholders, one individual designated by the Platinum Partners (“Platinum Partners Designee”).  Additionally, subject to certain conditions, the Company agreed to nominate, and solicit for election by the stockholders, the Platinum Partners Designee at the Company’s 2014 annual meeting of stockholders.  Under the terms of the MTIA Securities Purchase Agreement, as amended, upon the Company’s receipt of all of the proceeds from the China Purchasers, the Company will allow one individual designated by the China Purchasers to attend meetings of the Board as an observer until the date of the 2015 annual meeting of stockholders.

So long as the Platinum Partners hold at least ten percent (10%) of the outstanding Common Stock, they have a right, subject to certain conditions, to purchase debt or equity securities of any kind that the Company may determine to issue in the future.  The China Purchasers have the same right.  This subscription right terminates upon a consolidation, merger, restructuring, reorganization, recapitalization or other form of acquisition of or by the Company that results in a change of control.

The Platinum Partners and the China Purchasers are also entitled to certain piggy-back registration rights.

Stock Issued in Exchange for Services

During the years ended December 31, 2013, 2012 and 2011, the Company issued 9,122, 9,533 and 13,800 shares of Common Stock, respectively, with a fair value of $96,375, $153,464 and $448,940, respectively, to vendors in exchange for their services.  The Company recorded expense related to these issuances, which represents the fair value of the related stock at the time of issuance, to Selling, General and Administrative expense.

(10)  EQUITY COMPENSATION PLAN

In March 2003, the Company’s shareholders approved its 2003 Stock Option and Incentive Plan (the “2003 Plan”). Pursuant to the 2003 Plan, the Company’s Board of Directors (or its committees and/or executive officers delegated by the Board of Directors) may grant incentive and nonqualified stock options, restricted stock, and other stock-based awards to the Company’s employees, officers, directors, consultants and advisors.  As of December 31, 2013, there were 12,500 restricted shares of Common Stock issued and options to purchase an aggregate of 44,000 shares of Common Stock outstanding under the 2003 Plan and no shares are available for future grants due to the 2003 Plan’s expiration.

In May 2008, the Company’s shareholders approved the 2008 Equity Compensation Plan (the “2008 Plan”). The 2008 Plan provides for grants of incentive stock options to employees and nonqualified stock options and restricted stock to employees, consultants and non-employee directors of the Company.  In May 2013, the Company’s shareholders approved an amendment to the 2008 Plan to fix the maximum number of shares available under the 2008 Plan at 10,000,000 shares following shareholder approval of a 1-for-10 reverse stock split effective June 7, 2013. As of December 31, 2013, there were restricted shares of Common Stock issued and options to purchase an aggregate of 1,489,102 shares of Common Stock outstanding under the 2008 Plan and 8,450,142 shares available for future grants.

The tables below show the remaining shares available for future grants for each plan and the outstanding shares.

	Equity Compensation Plans
	2003 Plan	2008 Plan
Shares Available For Issuance
Total reserved for stock options and restricted stock	160,000	10,000,000
Net restricted stock issued net of cancellations	(12,500)	(192,843)
Stock options granted	(154,449)	(1,512,933)
Add back options cancelled before exercise	74,849	155,918
Less shares no longer available due to Plan expiration	(67,900)	-
Remaining shares available for future grants at December 31, 2013	-	8,450,142
			Not Pursuant to a Plan
Stock options granted	154,449	1,512,933	310,000
Less:Stock options cancelled	(74,849)	(155,819)	(138,333)
Stock options exercised	(35,600)	(13,000)	(66,667)
Net shares outstanding before restricted stock	44,000	1,344,015	105,000
Net restricted stock issued net of cancellations	12,500	192,843	6,485
Outstanding shares at December 31, 2013	56,500	1,536,858	111,485

(11)  STOCK OPTIONS

For options issued and outstanding during the years ended December 31, 2013, 2012 and 2011, the Company recorded additional paid-in capital and non-cash compensation expense of $714,547, $938,537 and $836,866, respectively, each net of estimated forfeitures.

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

The assumptions used principally for options granted to employees in the years ended December 31, 2013 and 2012 were as follows:

	2013	2012
Risk-free interest rate	0.10% - 2.71%	0.92% - 2.05%
Expected dividend yield	—	—
Expected term	1-10 years	6.5 years
Forfeiture rate (excluding fully vested options)	15%	15%
Expected volatility	129% - 141%	131% - 142%

A summary of option activity under the Company’s stock plans and options granted to officers of the Company outside any plan as of December 31, 2013 and changes during the year then ended is presented below:

Stock Options	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2013	343,334	$14.75
Granted	1,264,432	3.05
Exercised	—	—
Forfeited or expired	(152,334)	11.72
Outstanding at December 31, 2013	1,455,432	$4.90	3.99 years	$81,085
Exercisable at December 31, 2013	230,842	$11.37	3.99 years	$81,085

The weighted-average grant-date fair value of options granted during the year ended December 31, 2013 was $3.05 per share. As of December 31, 2013, there was approximately $891,000 of total unrecognized compensation expense related to non-vested share-based option arrangements. With the exception of the unrecognized share-based compensation related to certain restricted stock grants to officers and employees that contain performance conditions related to United States Food and Drug Administration (FDA) approval for Symphony or the sale of the Company, unrecognized compensation is expected to be recognized over the next 12 months.

(12)  RESTRICTED STOCK

Share-Based Compensation – Restricted Stock

For restricted stock issued and outstanding during the years ended December 31, 2013, 2012 and 2011, the Company incurred non-cash compensation expense of $529,795, $574,024 and $323,463, respectively, each net of estimated forfeitures.

As of December 31, 2013, the Company had outstanding restricted stock grants of 201,655 shares with a weighted-average grant-date value of $10.66.  A summary of the status of the Company’s non-vested restricted stock grants as of December 31, 2013, and changes during the year ended December 31, 2013 is presented below:

Restricted Stock	Shares	Weighted- Average Grant-Date Fair Value
Non-vested shares at January 1, 2013	316,044	$17.84
Granted	132,710	$4.44
Vested	(47,580)	$16.41
Forfeited	(199,519)	$16.34
Non-vested shares at December 31, 2013	201,655	$10.66

Of the 201,655 shares of non-vested restricted stock, the vesting criteria are as follows:

•	54,510 shares of restricted stock vest upon the FDA approval of Symphony or the sale of the Company; and

•	147,145 shares of restricted stock vest over 4 years, at each of the anniversary dates of the grants.

As of December 31, 2013, there was approximately $902,000 of total unrecognized compensation expense related to non-vested share-based restricted stock arrangements granted under the Company’s equity compensation plans that vest over time in the foreseeable future. As of December 31, 2013, the Company cannot estimate the timing of completion of the performance vesting requirements required by certain of these restricted stock grant arrangements.  Compensation expense related to these restricted share grants will be recognized when the Company concludes that achievement of the performance vesting conditions is probable.

(13)  WARRANTS

The Company uses valuation methods and assumptions that consider among other factors the fair value of the underlying stock, risk-free interest rate, volatility, expected life and dividend rates in estimating fair value for the warrants considered to be derivative instruments.  The following assumptions were utilized by the Company:

	2013	2012
Risk-free interest rate	0.65% - 1.85%	0.70% - 2.23%
Expected dividend yield	—	—
Expected term (contractual term)	0.33 - 5 years	0.06 - 5 years
Forfeiture rate	—	—
Expected volatility	122% - 123%	123% - 144%

Expected volatilities are based on historical volatility of the Common Stock using historical periods consistent with the expected term of the warrant. The risk-free rate is based on the yield of a U.S. Treasury security with a term consistent with the warrant.

In the year ended December 31, 2012, the Company issued warrants with a fair value of approximately $8,655,000.  Included in this warrant fair value are warrants with a fair value of approximately $4,840,000 recorded as a debit to deferred financing costs and credit to additional paid-in capital for stock issuance costs related to the Montaur Credit Facility. The warrants issued in the years ended December 31, 2012 generally have a term of 2 to 5 years, a non-redeemable feature, and a cashless exercise provision. Certain of these warrants have a standard weighted average anti-dilution protection and piggy back registration rights.

In the year ended December 31, 2013, the Company issued warrants with a relative fair value of $371,140 in connection with a private placement of the Company’s Common Stock and Series E Preferred Stock with Montaur-related entities (See Note 9).

At December 31, 2013, the Company had the following outstanding warrants:

	Number of Shares Exercisable	Exercise Price	Date of Expiration
Outstanding warrants accounted for as derivative warrant liability:
Granted to debt holder	400,000	$20.00	8/31/2017
Granted to debt holder	100,000	21.30	9/20/2017
Granted to debt holder	50,000	22.70	10/17/2017
Granted to debt holder	150,000	21.10	11/6/2017
Total outstanding warrants accounted for as derivative warrant liability	700,000
Weighted average exercise price		$20.61
Weighted average time to expiration in years			3.72 years

Outstanding warrants accounted for as equity:
Granted to investors in private placement of preferred stock	39,000	$7.50	2/28/2014
Granted to vendor	6,000	6.00	3/15/2014
Granted to investors in private placement	40,000	15.90	6/30/2014
Granted to investors in private placement	76,800	20.00	11/13/2014
Granted to placement agent in private placement	25,695	15.00	11/13/2014
Granted to investors in private placement	6,300	20.00	12/3/2014
Granted to investors in private placement	34,146	22.50	2/9/2015
Granted to placement agents in private placement	2,853	22.50	2/9/2015
Granted to investor in private placement	638	22.50	3/18/2015
Granted to investors in private placement	95,960	30.00	12/7/2014
Granted to investors in private placement of common and preferred stock	181,818	2.75	12/10/18
Total outstanding warrants accounted for as equity	509,211
Weighted average exercise price		$14.21
Weighted average time to expiration in years			2.26 years

Totals for all warrants outstanding:
Total	1,209,211
Weighted average exercise price		$17.92
Weighted average time to expiration in years			3.11 years

A summary of warrant activity in the year ended December 31, 2013 is as follows:

Warrants	Shares	Weighted- Average Exercise Price
Outstanding at January 1, 2013	1,254,004	$20.08
Granted	190,993	$3.22
Exercised	—	$—
Forfeited or expired	(235,786)	$17.36
Outstanding at December 31, 2013	1,209,211	$17.92

Exercise of Common Stock Warrants

During 2013, there were no warrants exercised.  During 2012, warrants to purchase 16,545 shares of Common Stock were exercised, resulting in cash proceeds to the Company of approximately $212,000.  During 2011, warrants to purchase 141,947 shares of Common Stock were exercised through cashless exercises provisions, resulting in the issuance of 74,424 shares of Common Stock.  During 2011, warrants to purchase 661,530 shares of Common Stock were exercised, resulting in cash proceeds to the Company of approximately $6,628,000. No such warrant exercises in exchange for cash occurred in 2010.  Also, during 2011, the Company encouraged certain holders of its warrants to exercise their warrants by reducing the exercise prices provided they elected to simultaneously exercise for cash proceeds. Of the 661,530 warrant exercises, warrants to purchase an aggregate of 454,893 shares of Common Stock were exercised under this arrangement during the year ended December 31, 2011 and cash proceeds of $4,471,631 from these transactions were received.  As a result of the reductions in exercise price, the Company recorded $4,559,761 in deemed dividends for the year ended December 31, 2011 in the Consolidated Statement of Operations.

(14)  INCOME TAXES

No provision or benefit for federal or state income taxes has been recorded because the Company has incurred a net loss for all periods presented and has provided a valuation allowance against its deferred tax assets.

At December 31, 2013, the Company had gross federal net operating loss carryforwards of approximately $89,600,000, which begin expiring in 2018.  The Company had gross state net operating loss carryforwards of approximately $45,893,000, which begin expiring in 2014.  The Company also had federal and state research and development tax credit carryforwards of approximately $2,488,000 which will begin to expire in 2018.  The United States Tax Reform Act of 1986 contains provisions that may limit the Company’s net operating loss carryforwards available to be used in any given year in the event of significant changes in the ownership interests of significant stockholders, as defined.  The effect of an ownership change would be the imposition of an annual limitation on the use of NOL carryforwards attributable to periods before the change. The amount of the annual limitation depends upon the value of the Company immediately before the change, changes to the Company’s capital during a specified period prior to the change, and the federal published interest rate.

Significant components of the Company’s net deferred tax asset are as follows:

	December 31,
	2013	2012
Deferred Tax Assets/(Liabilities):
Net operating loss carryforwards	$32,487,000	$24,428,000
Research credit carryforwards	2,488,000	1,486,000
Acquired intangible assets, net	(3,697,000)	(3,724,000)
Restricted stock and warrants	374,000	222,000
Other temporary differences	207,000	219,000
Total deferred tax assets, net	31,859,000	22,631,000
Valuation allowance	(31,859,000)	(22,631,000)
Net deferred tax asset	$—	$—

The Company has maintained a full valuation allowance against its deferred tax items in both 2013 and 2012. A valuation allowance is required to be recorded when it is more likely than not that some portion or all of the net deferred tax assets will not be realized. Since the Company cannot be assured of realizing the net deferred tax asset, a full valuation allowance has been provided.  In the years ended December 31, 2013 and 2012, the valuation allowance increased by $9,228,000 and $4,999,000, respectively.

The Company has no uncertain tax positions as of December 31, 2013 and 2012 that would affect its effective tax rate. The Company does not anticipate a significant change in the amount of unrecognized tax benefits over the next twelve months. Because the Company is in a loss carryforward position, the Company is generally subject to US federal and state income tax examinations by tax authorities for all years for which a loss carryforward is available.  If and when applicable, the Company will recognize interest and penalties as part of income tax expense.

Income taxes computed using the federal statutory income tax rate differs from the Company’s effective tax rate primarily due to the following:

	Years Ended December 31,
	2013	2012	2011
Income taxes benefit (expense) at statutory rate	34.0%	34.0%	35.0%
State income tax, net of federal benefit	(4.4)%	(4.7)%	(2.2)%
Permanent Differences:
Gain/loss or revaluation of derivative warrant liability	7.8%	10.2%	(6.2)%
Stock-based compensation expense	(1.3)%	(2.6)%	(2.9)%
Stock issues for services	—%	—%	(1.6)%
Other	(1.7)%	(2.2)%	—%
R&D credits	(4.7)%	—%	(0.6)%
Change in valuation allowance	(29.7)%	(34.7)%	(21.5)%
	—%	—%	—%

(15)  LITIGATION

 In August 2013, a stockholder derivative action was filed in the Court of Common Pleas of Philadelphia County (the “Court”) against the Company, and certain of its directors and officers.  The complaint, as amended on September 18, 2013, seeks an unspecified amount of damages and principally alleges breaches of fiduciary duty related to the conduct of the Company’s directors and officers in a series of capital raising transactions in 2011 to 2013.  Based on a review and analysis of the complaint, the Company believes that this lawsuit is without merit and intends to continue to defend it vigorously.  In March 2014, this complaint was dismissed without prejudice by the Court.

In February 2014, Patrick T. Mooney, M.D., our former President and Chief Executive Officer, and his wife, Elizabeth Mooney, filed a complaint against us and certain of our directors and officers in the Court of Common Pleas in Philadelphia County.  The complaint, which alleges (i) that Dr. Mooney’s termination was in breach of his employment agreement and that he is entitled to certain severance benefits, (ii) that certain legally required disclosures by the Company and its general counsel defamed Dr. Mooney, and (iii) that Dr. Mooney’s wife is entitled to damages under a theory of loss of consortium, seeks in excess of $20 million in damages.  We have filed a response to the complaint seeking dismissal of four of the six counts, denying the allegations in the two counts we have not sought to dismiss, and filing counterclaims against Dr. Mooney.   We believe we have strong defenses to the claims asserted and we intend to defend them vigorously.

(16)  LICENSING AND OTHER REVENUE

Ferndale License of Prelude — In May 2009, the Company entered into a License Agreement with Ferndale Pharma Group, Inc. (“Ferndale”) pursuant to which the Company granted Ferndale a license in North America and the United Kingdom to develop, assemble, use, market, sell and export Prelude for skin preparation prior to the application of a topical analgesic or anesthetic cream for local dermal anesthesia or analgesia prior to a needle insertion or IV procedure (the “Ferndale License”). The Ferndale License has a minimum term of 10 years from the date of the first commercial sale of Prelude product components in North America or the United Kingdom.

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

Other Revenue — The Company has retained contract engineering services in connection with product development pursuant to the Ferndale License and the Company is reimbursed by Ferndale for the cost of those product development engineering services. Other Revenue of approximately $145,000 relates to product development costs incurred during the year ended December 31, 2011 and reimbursed by Ferndale. The related expenses billed to the Company are included in Research and Development expenses on the Statements of Operations. There was no markup on those expenses.

Handok License of Symphony — In June 2009, the Company entered into a License Agreement with Handok Pharmaceuticals Co., Ltd. (“Handok”) pursuant to which the Company granted Handok a license to develop, use, market, sell and import Symphony for continuous glucose monitoring for use by medical facilities and/or individual consumers in South Korea (the “Handok License”). The Handok License has a minimum term of 10 years from the date of the first commercial sale of Symphony in South Korea.

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

The Company recognizes the upfront, nonrefundable payments as revenue on a straight-line basis over the contractual or estimated performance period.  Accordingly, the Company determined that approximately $28,000, $5,000 and $61,000 of the non-refundable license revenue was recognizable in the years ended December 31, 2013, 2012 and 2011, respectively. Approximately $76,000 is recognizable over the next 12 months and is shown as current deferred revenue. The remaining $76,000 is recognizable as revenue beyond the 12 month period and is classified as non-current.

MTIA License, Development and Commercialization Agreement — In December 2013, in connection with a capital raising transaction, the Company entered into a license, development and commercialization agreement with Medical Technologies Innovation Asia, Ltd. (“MTIA”).  In this agreement the Company granted MTIA rights, under certain intellectual property and know-how that relate to Symphony, to (i) exclusively research, develop, manufacture, and use  Symphony in connection with the development activities needed for regulatory approval in the People’s Republic of China, Hong Kong, Macau and Taiwan (the “Territory”), and (ii) exclusively make, have made, use, sell, have sold, offer for sale and import Symphony in the Territory once regulatory approval has been received.  Additionally, subject to the terms and conditions set forth in the agreement, MTIA received the right to grant certain distribution rights to its affiliates or third parties. MTIA is responsible for conducting all required clinical trials and all development costs relating to regulatory approval of Symphony in the Territory, as well as manufacturing and marketing costs relating to commercialization of Symphony in the Territory.  MTIA is also responsible for obtaining and maintaining all regulatory approvals from applicable authorities in the Territory.

Upon the earlier of regulatory approval of Symphony by the China Food and Drug Administration or Echo’s termination of the agreement, Echo is required, subject to certain terms and conditions, to reimburse MTIA up to $1,500,000 for development costs incurred by MTIA.  The reimbursement will be in the form of Common Stock, valued at $2.71 per share, which was the NASDAQ closing price on December 9, 2013, the date prior to the date the parties entered into the agreement.  Additionally, the Company and MTIA will share future net sales of Symphony generated within the Territory. The Company has the option, at its sole discretion, to enter into negotiations with MTIA for supply of Symphony in territories that are not licensed to MTIA under the agreement. The agreement has a term of ten years, subject to earlier termination rights including, but not limited to, for breach of the agreement, change of control events, and certain performance obligations.

Later in December 2013 and January 2014, this agreement with MTIA was amended as a result of difficulties in transferring funds from MTIA to Echo under the capital raising transaction. The amendment provide that Echo is not required to commence its obligations under the license agreement, including the transfer of any technology or other documents, products or information to MTIA, until Echo has received the full proceeds from the capital raising transaction.  As of March 26, 2014, the Company has received $1,904,793 of MTIA’s $5,000,000 in proceeds in accordance with the MTIA Securities Purchase Agreement.

(17)  SUBSEQUENT EVENTS

Management has evaluated events subsequent to December 31, 2013.  Other than as discussed in Notes 1, 9, 15 and 16, there are no subsequent events that require adjustment to or disclosure in the Financial Statements.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Echo Therapeutics, Inc.

We have audited the accompanying consolidated balance sheets of Echo Therapeutics, Inc. and subsidiary as of December 31, 2013 and 2012, and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2013. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Echo Therapeutics, Inc. and subsidiary as of December 31, 2013 and 2012, and the results of their operations, and their cash flows for each of the three years in the period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Echo Therapeutics, Inc.'s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 Framework), and our report dated March 28, 2014 expressed an unqualified opinion on the effectiveness of Echo Therapeutics, Inc.’s internal control over financial reporting.

/s/ WOLF & COMPANY, P.C.

Boston, Massachusetts
March 28, 2014

EXHIBIT INDEX

Exhibit Number	Description of Document
3.1	Amended and Restated Certificate of Incorporation dated June 20, 2012 is incorporated by reference to Exhibit 3.1 of the Company’s Quarterly Report on Form 10-Q filed November 8, 2012.
3.2
Certificate of Amendment to the Amended and Restated Certificate of Incorporation dated June 7, 2013 is incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed June 7, 2013.

3.3	Bylaws of the Company are incorporated herein by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed June 9, 2008.
3.4
Certificate of Designation, Preferences and Rights of Series C Preferred Stock dated July 19, 2012 is incorporated by reference to Exhibit 3.2 of the Company’s Quarterly Report on Form 10-Q filed November 8, 2012.

3.5
Certificate of Designation, Preferences and Rights of Series D Convertible Preferred Stock dated July 19, 2012 is incorporated by reference to Exhibit 3.3 of the Company’s Quarterly Report on Form 10-Q filed November 8, 2012.

3.6	Certificate of Designation, Preferences and Rights of Series E Convertible Preferred Stock dated December 10, 2013.
4.1	Specimen certificate for Common Stock is incorporated by reference to Exhibit 4.1 of the Company’s Registration Statement on Form S-1 filed December 2, 2013.
4.2	Form of Warrant to Purchase Shares of Common Stock is incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed November 18, 2009.
4.3	Form of Warrant to Purchase Shares of Common Stock is incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed December 3, 2009.
4.4	Form of Warrant to Purchase Shares of Common Stock is incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed February10, 2010.
4.5	Form of Warrant to Purchase Shares of Common Stock is incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed December 6, 2011.
4.6
Commitment Fee Warrant issued to Platinum-Montaur Life Sciences, LLC on August 31, 2012 is incorporated by reference to Exhibit 4.1 of the Company’s Quarterly Report on Form 10-Q filed November 8, 2012.

4.7	Form of Draw Warrant issued to Platinum-Montaur Life Sciences, LLC is incorporated by reference to Exhibit 4.2 of the Company’s Quarterly Report on Form 10-Q filed November 8, 2012.
4.8	Form of Warrant to Purchase Common Stock dated December 10, 2013.
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

10.3*	2003 Stock Option and Incentive Plan, as amended, is incorporated herein by reference to Appendix I to the Company’s Definitive Proxy Statement on Schedule 14A filed April 17, 2007.
10.4*	Form of Nonqualified Stock Option Agreement is incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed December 31, 2007.
10.5
First Amendment to Lease dated February 11, 2008 by and between the Company and CRP-2 Forge, LLC, as successor in interest to Forge Park Investors LLC, is incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed March 13, 2008.

10.6*
Nonqualified Stock Option Agreement by and between the Company and Vincent D. Enright dated as of March 25, 2008 is incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed March 27, 2008.

10.7	Form of Restricted Stock Agreement is incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed May 27, 2008.

Exhibit Number	Description of Document
10.8**
License Agreement by and between the Company and Handok Pharmaceuticals Co., Ltd. dated as of June 15, 2009 is incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed June 19, 2009.

10.9*†	2008 Equity Incentive Plan is incorporated herein by reference to Appendix A to the Company’s Definitive Proxy Statement on Schedule 14A filed April 30, 2010.
10.10
Lease between the Company and 8 Penn Center Owner, L.P. filed as of March 9, 2011, is incorporated herein by reference to Exhibit 10.43 to the Company’s Annual Report on Form 10-K filed March 18, 2011.

10.11*†
Incentive Stock Option Agreement by and between the Company and Christopher P. Schnittker dated as of May 16, 2011 is incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed May 20, 2011.

10.12
Form of Indemnification Agreement by and among the Company and each of Patrick Mooney, Kimberly Burke and Christopher Schnittker, dated as of November 15, 2011, is incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed November 18, 2011.

10.13
Common Stock and Warrant Purchase Agreement by and among the Company and the Investors named therein, dated as of December 5, 2011, is incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed December 6, 2011.

10.14*
Fifth Amendment to Lease by and between the Company and CRP-2 Forge, LLC, dated as of April 3, 2012 is incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed April 9, 2012.

10.15*
Amendment to Lease Agreement by and between the Company and 8 Penn Center Owner, L.P., dated as of April 2, 2012 is incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed April 11, 2012.

10.16**	At Market Issuance Sales Agreement with MLV & Co. dated May 9, 2012 is incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q filed May 10, 2012.
10.17
Letter agreement between the Company and Platinum-Montaur Life Sciences, LLC dated August 8, 2012 is incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed August 14, 2012.

10.18**
Amended and Restated License Agreement between the Company and Ferndale Pharma Group, Inc. dated July 3, 2012, is incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q filed August 9, 2012.

10.19
Letter agreement between the Company and Platinum-Montaur Life Sciences, LLC dated as of August 24, 2012 is incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed August 30, 2012.

10.20
Letter Agreement between the Company and Platinum-Montaur Life Sciences, LLC dated August 8, 2012 is incorporated by reference to Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q filed November 8, 2012.

10.21
Letter Extension Agreement between the Company and Platinum-Montaur Life Sciences, LLC dated August 28, 2012 is incorporated by reference to Exhibit 10.4 of the Company’s Quarterly Report on Form 10-Q filed November 8, 2012.

10.22*
Loan Agreement between the Company and Platinum-Montaur Life Sciences, LLC dated August 31, 2012 is incorporated by reference to Exhibit 10.5 of the Company’s Quarterly Report on Form 10-Q filed November 8, 2012.

10.23
Promissory Note between the Company and Platinum-Montaur Life Sciences, LLC dated August 31, 2012 is incorporated by reference to Exhibit 10.6 of the Company’s Quarterly Report on Form 10-Q filed November 8, 2012.

10.24
Default Security Agreement between the Company and Platinum-Montaur Life Sciences, LLC dated August 31, 2012 is incorporated by reference to Exhibit 10.7 of the Company’s Quarterly Report on Form 10-Q filed November 8, 2012.

10.25
Revenue Security Agreement between the Company and Platinum-Montaur Life Sciences, LLC dated August 31, 2012 is incorporated by reference to Exhibit 10.8 of the Company’s Quarterly Report on Form 10-Q filed November 8, 2012.

Exhibit Number	Description of Document
10.26
Guaranty Agreement between the Company and Platinum-Montaur Life Sciences, LLC dated August 31, 2012 is incorporated by reference to Exhibit 10.9 of the Company’s Quarterly Report on Form 10-Q filed November 8, 2012.

10.27
Registration Indemnity Agreement between the Company and Platinum-Montaur Life Sciences, LLC dated August 31, 2012 is incorporated by reference to Exhibit 10.10 of the Company’s Quarterly Report on Form 10-Q filed November 8, 2012.

10.28†	Amendment to 2008 Equity Incentive Plan is incorporated herein by reference to Annex B to the Company’s Definitive Proxy Statement on Schedule 14A filed April 12, 2013.
10.29†	Consulting Agreement between the Company and Robert F. Doman dated August 26, 2013 is incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed August 29, 2013.
10.30†
First Amendment to the Consulting Agreement between the Company and Robert F. Doman dated October 3, 2013 is incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q filed November 7, 2013.

10.31**	License Development and Commercialization Agreement by and between the Company and Medical Technologies Innovations Asia, Ltd., dated December 9, 2013
10.32	Securities Purchase Agreement by and between the Company and Medical Technologies Innovations Asia, Ltd and Beijing Sino Tau Shang Pin Tech and Development Corp., dated December 10, 2013
10.33	Securities and Purchase Agreement by and between the Company and Platinum Partners Value Arbitrage Fund L.P. and Platinum Partners Liquid Opportunity Master Fund L.P., dated December 10, 2013
10.34	Second Amendment to the Consulting Agreement by and between the Company and Robert F. Doman, dated December 26, 2013
10.35
First Amendment to the Securities Purchase Agreement and License, Development and Commercialization Agreement by and between the Company and Medical Technologies Innovations Asia, Ltd and Beijing Sino Tau Shang Pin Tech and Development Corp., dated January 30, 2014

21.1	Subsidiaries of the Company.
23.1	Consent of Wolf & Company, P.C., independent registered public accounting firm.
24.1	Power of Attorney (included in the signature to this Annual Report on Form 10-K).
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 (a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 (a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

____________
*	Schedules and attachments have been omitted but will be provided to the Commission upon request.
**	Confidential treatment has been requested as to certain portions, which portions have been omitted and filed separately with the Commission.
†	Management contract or compensatory plan or arrangement.