Form 10-K/A
period 2013-12-31
Echo Therapeutics, Inc.
filed 2014-05-01
CIK 1031927

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-K/A

Amendment No. 1
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

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement (the “Proxy Statement”) to be filed with the Securities and Exchange Commission (“SEC”) relative to the registrant’s 2014 Annual Meeting of Shareholders are incorporated by reference into Part III of this Form 10-K.

EXPLANATORY NOTE

Echo Therapeutics, Inc. (the “Company”) is filing this Amendment No. 1 (this “Amendment”) to its Annual Report on Form 10-K for the fiscal year ended December 31, 2013 (the “Form 10-K”) as an exhibit only filing in response to a comment received from the Securities and Exchange Commission regarding a request for confidential treatment of a certain portion of Exhibit 10.31 originally filed with the Form 10-K. This Amendment is being filed solely to re-file Exhibit 10.31 without any redaction. In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, new certifications by our principal executive officer and principal financial officer are filed as exhibits to this Amendment.

This Amendment is limited in scope to the items identified above and should be read in conjunction with the Form 10-K. This Amendment does not reflect events occurred after the filing of the Form 10-K and no revisions are being made to the Company’s financial statements pursuant to this Amendment. Other than the filing of the information identified above, this Amendment does not modify or update the disclosure in the Form 10-K in any way.

SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ECHO THERAPEUTICS, INC.

By: /s/ Robert F. Doman
Robert F. Doman
Executive Chairman and Interim Chief Executive Officer (Principal Executive Officer)

By: /s/ Christopher P. Schnittker
Christopher P. Schnittker
Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)
May 1, 2014

EXHIBIT INDEX

Exhibit Number	Description of Document
***3.1	Amended and Restated Certificate of Incorporation dated June 20, 2012 is incorporated by reference to Exhibit 3.1 of the Company’s Quarterly Report on Form 10-Q filed November 8, 2012.
***3.2
Certificate of Amendment to the Amended and Restated Certificate of Incorporation dated June 7, 2013 is incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed June 7, 2013.

***3.3	Bylaws of the Company are incorporated herein by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed June 9, 2008.
***3.4
Certificate of Designation, Preferences and Rights of Series C Preferred Stock dated July 19, 2012 is incorporated by reference to Exhibit 3.2 of the Company’s Quarterly Report on Form 10-Q filed November 8, 2012.

***3.5
Certificate of Designation, Preferences and Rights of Series D Convertible Preferred Stock dated July 19, 2012 is incorporated by reference to Exhibit 3.3 of the Company’s Quarterly Report on Form 10-Q filed November 8, 2012.

***3.6	Certificate of Designation, Preferences and Rights of Series E Convertible Preferred Stock dated December 10, 2013.
***4.1	Specimen certificate for Common Stock is incorporated by reference to Exhibit 4.1 of the Company’s Registration Statement on Form S-1 filed December 2, 2013.
***4.2	Form of Warrant to Purchase Shares of Common Stock is incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed November 18, 2009.
***4.3	Form of Warrant to Purchase Shares of Common Stock is incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed December 3, 2009.
***4.4	Form of Warrant to Purchase Shares of Common Stock is incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed February10, 2010.
***4.5	Form of Warrant to Purchase Shares of Common Stock is incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed December 6, 2011.
***4.6
Commitment Fee Warrant issued to Platinum-Montaur Life Sciences, LLC on August 31, 2012 is incorporated by reference to Exhibit 4.1 of the Company’s Quarterly Report on Form 10-Q filed November 8, 2012.

***4.7	Form of Draw Warrant issued to Platinum-Montaur Life Sciences, LLC is incorporated by reference to Exhibit 4.2 of the Company’s Quarterly Report on Form 10-Q filed November 8, 2012.
***4.8	Form of Warrant to Purchase Common Stock dated December 10, 2013.
***10.1
Lease Agreement between the Company and Forge Park Investors LLC dated January 24, 2003 is incorporated herein by reference to Exhibit 10.13 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002.

***10.2*
Form of Restricted Stock Agreement for use under the Company’s 2003 Stock Option and Incentive Plan is incorporated herein by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed September 6, 2006.

***10.3*	2003 Stock Option and Incentive Plan, as amended, is incorporated herein by reference to Appendix I to the Company’s Definitive Proxy Statement on Schedule 14A filed April 17, 2007.
***10.4*	Form of Nonqualified Stock Option Agreement is incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed December 31, 2007.
***10.5
First Amendment to Lease dated February 11, 2008 by and between the Company and CRP-2 Forge, LLC, as successor in interest to Forge Park Investors LLC, is incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed March 13, 2008.

Exhibit Number	Description of Document
***10.6*
Nonqualified Stock Option Agreement by and between the Company and Vincent D. Enright dated as of March 25, 2008 is incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed March 27, 2008.

***10.7	Form of Restricted Stock Agreement is incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed May 27, 2008.
***10.8**
License Agreement by and between the Company and Handok Pharmaceuticals Co., Ltd. dated as of June 15, 2009 is incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed June 19, 2009.

***10.9*†	2008 Equity Incentive Plan is incorporated herein by reference to Appendix A to the Company’s Definitive Proxy Statement on Schedule 14A filed April 30, 2010.
***10.10
Lease between the Company and 8 Penn Center Owner, L.P. filed as of March 9, 2011, is incorporated herein by reference to Exhibit 10.43 to the Company’s Annual Report on Form 10-K filed March 18, 2011.

***10.11*†
Incentive Stock Option Agreement by and between the Company and Christopher P. Schnittker dated as of May 16, 2011 is incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed May 20, 2011.

***10.12
Form of Indemnification Agreement by and among the Company and each of Patrick Mooney, Kimberly Burke and Christopher Schnittker, dated as of November 15, 2011, is incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed November 18, 2011.

***10.13
Common Stock and Warrant Purchase Agreement by and among the Company and the Investors named therein, dated as of December 5, 2011, is incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed December 6, 2011.

***10.14*
Fifth Amendment to Lease by and between the Company and CRP-2 Forge, LLC, dated as of April 3, 2012 is incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed April 9, 2012.

***10.15*
Amendment to Lease Agreement by and between the Company and 8 Penn Center Owner, L.P., dated as of April 2, 2012 is incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed April 11, 2012.

***10.16**	At Market Issuance Sales Agreement with MLV & Co. dated May 9, 2012 is incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q filed May 10, 2012.
***10.17
Letter agreement between the Company and Platinum-Montaur Life Sciences, LLC dated August 8, 2012 is incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed August 14, 2012.

***10.18**
Amended and Restated License Agreement between the Company and Ferndale Pharma Group, Inc. dated July 3, 2012, is incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q filed August 9, 2012.

***10.19
Letter agreement between the Company and Platinum-Montaur Life Sciences, LLC dated as of August 24, 2012 is incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed August 30, 2012.

***10.20
Letter Agreement between the Company and Platinum-Montaur Life Sciences, LLC dated August 8, 2012 is incorporated by reference to Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q filed November 8, 2012.

***10.21
Letter Extension Agreement between the Company and Platinum-Montaur Life Sciences, LLC dated August 28, 2012 is incorporated by reference to Exhibit 10.4 of the Company’s Quarterly Report on Form 10-Q filed November 8, 2012.

***10.22*
Loan Agreement between the Company and Platinum-Montaur Life Sciences, LLC dated August 31, 2012 is incorporated by reference to Exhibit 10.5 of the Company’s Quarterly Report on Form 10-Q filed November 8, 2012.

Exhibit Number	Description of Document
***10.23
Promissory Note between the Company and Platinum-Montaur Life Sciences, LLC dated August 31, 2012 is incorporated by reference to Exhibit 10.6 of the Company’s Quarterly Report on Form 10-Q filed November 8, 2012.

***10.24
Default Security Agreement between the Company and Platinum-Montaur Life Sciences, LLC dated August 31, 2012 is incorporated by reference to Exhibit 10.7 of the Company’s Quarterly Report on Form 10-Q filed November 8, 2012.

***10.25
Revenue Security Agreement between the Company and Platinum-Montaur Life Sciences, LLC dated August 31, 2012 is incorporated by reference to Exhibit 10.8 of the Company’s Quarterly Report on Form 10-Q filed November 8, 2012.

***10.26
Guaranty Agreement between the Company and Platinum-Montaur Life Sciences, LLC dated August 31, 2012 is incorporated by reference to Exhibit 10.9 of the Company’s Quarterly Report on Form 10-Q filed November 8, 2012.

***10.27
Registration Indemnity Agreement between the Company and Platinum-Montaur Life Sciences, LLC dated August 31, 2012 is incorporated by reference to Exhibit 10.10 of the Company’s Quarterly Report on Form 10-Q filed November 8, 2012.

***10.28†	Amendment to 2008 Equity Incentive Plan is incorporated herein by reference to Annex B to the Company’s Definitive Proxy Statement on Schedule 14A filed April 12, 2013.
***10.29†	Consulting Agreement between the Company and Robert F. Doman dated August 26, 2013 is incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed August 29, 2013.
***10.30†
First Amendment to the Consulting Agreement between the Company and Robert F. Doman dated October 3, 2013 is incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q filed November 7, 2013.

10.31	License Development and Commercialization Agreement by and between the Company and Medical Technologies Innovations Asia, Ltd. dated December 9, 2013.
***10.32	Securities Purchase Agreement by and between the Company and Medical Technologies Innovations Asia, Ltd and Beijing Sino Tau Shang Pin Tech and Development Corp. dated December 10, 2013.
***10.33	Securities and Purchase Agreement by and between the Company and Platinum Partners Value Arbitrage Fund L.P. and Platinum Partners Liquid Opportunity Master Fund L.P. dated December 10, 2013.
***10.34	Second Amendment to the Consulting Agreement by and between the Company and Robert F. Doman dated December 26, 2013.
***10.35
First Amendment to the Securities Purchase Agreement and License, Development and Commercialization Agreement by and between the Company and Medical Technologies Innovations Asia, Ltd and Beijing Sino Tau Shang Pin Tech and Development Corp. dated January 30, 2014.

***21.1	Subsidiaries of the Company.
***23.1	Consent of Wolf & Company, P.C., independent registered public accounting firm.
***24.1	Power of Attorney (included in the signature to this Annual Report on Form 10-K).
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 (a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 (a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
***32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
***32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

***101.INS	XBRL Instance Document
***101.SCH	XBRL Taxonomy Extension Schema
***101.CAL	XBRL Taxonomy Extension Calculation Linkbase
***101.DEF	XBRL Taxonomy Extension Definition Linkbase
***101.LAB	XBRL Taxonomy Extension Label Linkbase
***101.PRE	XBRL Taxonomy Extension Presentation Linkbase
____________
*	Schedules and attachments have been omitted but will be provided to the Commission upon request.
**	Confidential treatment has been granted as to certain portions, which portions have been omitted and filed separately with the Commission.
***	Previously filed.
†	Management contract or compensatory plan or arrangement.