Form 10-Q
period 2014-03-31
Echo Therapeutics, Inc.
filed 2014-05-12
CIK 1031927

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
________________

FORM 10-Q
________________

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2014.

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

As of May 9, 2014, 11,979,964 shares of the registrant’s Common Stock, $0.01 par value, were issued and outstanding.

i

PART I—FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS.

ECHO THERAPEUTICS, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)
	March 31, 2014	December 31, 2013
ASSETS
Current Assets:
Cash and cash equivalents	$7,081,051	$8,055,385
Cash restricted pursuant to letters of credit	52,488	302,488
Current portion of deferred financing costs	968,004	968,004
Prepaid expenses and other current assets	118,202	49,221
Total current assets	8,219,745	9,375,098

Property and Equipment, at cost:
Computer equipment	323,488	323,488
Office and laboratory equipment (including assets under capitalized leases)	728,152	728,152
Furniture and fixtures	755,444	755,444
Manufacturing equipment	111,980	111,980
Leasehold improvements	825,589	825,589
	2,744,653	2,744,653
Less-Accumulated depreciation and amortization	(1,348,746)	(1,248,846)
Net property and equipment (including assets under capitalized leases)	1,395,907	1,495,807

Other Assets:
Restricted cash	10,490	10,490
Intangible assets, net of accumulated amortization	9,625,000	9,625,000
Deferred financing costs, net of current portion	2,339,323	2,581,324
Other assets	1,576	1,576
Total other assets	11,976,389	12,218,390
Total assets	$21,592,041	$23,089,295

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$704,240	$1,036,320
Current portion of deferred revenue from licensing arrangements	76,428	76,428
Current portion of capital lease obligation	689	1,361
Derivative warrant liability	979,155	1,119,155
Accrued expenses and other liabilities	824,712	1,411,107
Total current liabilities	2,585,224	3,644,371
Deferred revenue from licensing arrangements, net of current portion	57,321	76,428
Total liabilities	2,642,545	3,720,799

Commitments and contingencies

Stockholders’ Equity:
Convertible Preferred Stock:
Series C, $0.01 par value, authorized 10,000 shares, issued and outstanding 1,000 shares at March 31, 2014 and December 31, 2013	10	10
Series D, $0.01 par value, authorized 3,600,000 shares, issued and outstanding 1,000,000 shares at March 31, 2014 and December 31, 2013(preference in liquidation of $1,000,000)	10,000	10,000
Series E, $0.01 par value, authorized 1,748,613 shares, issued and outstanding 1,748,613 shares at March 31, 2014 and December 31, 2013	17,486	17,486
Common Stock, $0.01 par value, authorized 150,000,000 shares, issued and outstanding 11,967,414 and 11,776,578 shares at March 31, 2014 and December 31, 2013, respectively	119,672	117,764
Additional paid-in capital	133,044,781	132,192,648
Common stock subscription	1,500,000	—
Accumulated deficit	(115,742,453)	(112,969,412)
Total stockholders’ equity	18,949,496	19,368,496
Total liabilities and stockholders’ equity	$21,592,041	$23,089,295

The accompanying notes are an integral part of these consolidated financial statements.

ECHO THERAPEUTICS, INC. CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
	For the Three Months Ended March 31,
	2014	2013
Licensing revenue	$19,107	$22,557
Total revenues	19,107	22,557

Operating Expenses:
Research and development	1,149,942	3,219,723
Selling, general and administrative	1,539,322	2,299,447
Total operating expenses	2,689,264	5,519,170

Loss from operations	(2,670,157)	(5,496,613)

Other Income (Expense):
Interest income	356	1,083
Interest expense	(243,240)	(3,173,781)
Gain on revaluation of derivative warrant liability	140,000	1,680,986
Other income (expense), net	(102,884)	(1,491,712)

Net loss	$(2,773,041)	$(6,988,325)

Net loss per common share, basic and diluted	$(0.23)	$(1.30)

Basic and diluted weighted average common shares outstanding	11,858,894	5,373,477

The accompanying notes are an integral part of these consolidated financial statements.

(Reflects 1-for-10 reverse stock split effective June 7, 2013)

ECHO THERAPEUTICS, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
	For the Three Months Ended March 31,
	2014	2013
Cash Flows From Operating Activities:
Net loss	$(2,773,041)	$(6,988,325)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	99,900	90,486
Share-based compensation, net	345,637	362,956
Fair value of common stock issued for services	8,404	92,745
Gain on revaluation of derivative warrant liability	(140,000)	(1,680,986)
Amortization of discount on note payable	—	2,879,166
Amortization of deferred financing costs	242,001	242,001
Changes in assets and liabilities:
Prepaid expenses and other current assets	(68,981)	(155,545)
Accounts payable	(332,080)	(819,925)
Deferred revenue from licensing arrangements	(19,107)	(22,557)
Accrued expenses and other liabilities	(586,395)	178,089
Net cash used in operating activities	(3,223,662)	(5,821,895)

Cash Flows from Investing Activities:
Purchase of furniture, equipment and leasehold improvements	—	(130,555)
Decrease (increase) in restricted cash	250,000	(250,000)
Net cash provided by (used in) investing activities	250,000	(380,555)

Cash Flows From Financing Activities:
Proceeds from issuances of Common Stock and warrants, net of expenses	500,000	10,626,099
Repayment of Montaur note payable	—	(3,000,000)
Proceeds from Common Stock subscription	1,500,000	—
Principal payments on capitalized lease obligations	(672)	(608)
Net cash provided by financing activities	1,999,328	7,625,491

Net increase (decrease) in cash and cash equivalents	(974,334)	1,423,041
Cash and cash equivalents, beginning of period	8,055,385	3,747,210
Cash and cash equivalents, end of period	$7,081,051	$5,170,251

Supplemental Disclosure of Cash Flow Information and Non-Cash Financing Transactions:
Cash paid for interest	$1,239	$113,458

The accompanying notes are an integral part of these consolidated financial statements.

Echo Therapeutics, Inc.
Notes To Consolidated Financial Statements
Quarter Ended March 31, 2014 (Unaudited)

(1)	ORGANIZATION AND BASIS OF PRESENTATION

Echo Therapeutics, Inc. (the “Company”) is a medical device company with expertise in advanced skin permeation technology.  The Company is developing its Symphony® CGM System (“Symphony”) as a non-invasive, wireless continuous glucose monitoring (“CGM”) system for use in hospital critical care units.  The Symphony® SkinPrep System (“SkinPrep”), a component of Symphony, allows for enhanced skin permeation that enables extraction of analytes such as glucose.

The accompanying unaudited consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Sontra Medical, Inc., a Delaware corporation. All significant intercompany balances and transactions have been eliminated in consolidation.  These financial statements have been prepared in conformity with generally accepted accounting principles (“GAAP”) in the United States consistent with those applied in, and should be read in conjunction with, the Company’s audited consolidated financial statements and related footnotes for the year ended December 31, 2013 included in the Company’s Annual Report on Form 10-K as filed with the United States Securities and Exchange Commission (“SEC”) on March 28, 2014.  These financial statements reflect all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the Company’s financial position as of March 31, 2014 and its results of operations and cash flows for the interim periods presented and are not necessarily indicative of results for subsequent interim periods or for the full year.  These interim financial statements do not include all of the information and footnotes required by GAAP for complete financial statements as allowed by the relevant SEC rules and regulations; however, the Company believes that its disclosures are adequate to ensure that the information presented is not misleading.

On June 7, 2013, the Company effected a 1-for-10 reverse stock split of its common stock. All share and per share information has been retroactively restated to reflect this reverse stock split.

Liquidity and Management’s Plans

The accompanying consolidated financial statements have been prepared on a basis assuming that the Company is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  As of March 31, 2014, the Company had cash of approximately $7,081,000, working capital of approximately $5,665,000, and an accumulated deficit of approximately $115,742,000.  The Company continues to incur recurring losses from operations.  The Company will need to collect the remaining proceeds under its current financing arrangement and secure additional capital to fund its product development, research, manufacturing and clinical programs in its current planned operations.  The Company has funded its operations in the past primarily through debt and equity issuances.  Management intends to complete its current financing arrangement with Medical Technologies Innovation Asia Ltd. (“MTIA”) and will continue to pursue additional financing to fund its operations.  No assurances can be given that additional capital will be available on terms acceptable to the Company. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

During the three months ended March 31, 2014, the Company received total proceeds of $2,000,000 in connection with the MTIA financing agreement.  Subsequent to March 31, 2014, the Company received additional net cash proceeds from the Common Stock financing with MTIA of $400,000 as part of its total $5,000,000 investment (see Note 8).  As of May 9, 2014, an additional $2,600,000 in proceeds remains to be received from this transaction. Management believes that the cash to be received from this Common Stock financing coupled with the cash on hand at March 31, 2014 will be sufficient to fund the cash requirements under the 2014 budget and fund operations through December 31, 2014.  If all cash proceeds from MTIA are not received, management believes certain expenditures can be deferred until additional financing is obtained.

(2)      CASH

Cash and Cash Equivalents

As of March 31, 2014, the Company held approximately $7,081,000 in cash and cash equivalents.  The Company’s cash equivalents consist solely of bank money market funds.  The Company maintains its cash in bank deposit accounts which, at times, may exceed federally insured limits.  The Company has never experienced any losses related to these balances.

Restricted Cash

As of March 31, 2014, restricted cash represents a $52,488 letter of credit issued in favor of one of its landlords.  As of December 31, 2013, restricted cash consisted of a $250,000 letter of credit issued in favor of one of the Company’s key product development vendors and a $52,488 letter of credit issued in favor of one of its landlords.  Non-current restricted cash as of March 31, 2014 and December 31, 2013 represents a security deposit on the Company’s leased offices.

(3)      INTANGIBLE ASSETS

The Company’s intangible assets are related to the acquisition of assets from Durham Pharmaceuticals Ltd. in 2007.  Following the acquisition in 2007, the Company has modestly advanced the development programs for DurhalieveTM for the treatment of corticosteroid-responsive dermatoses and for the other earlier stage AzoneTS reformulation drug candidates.  Among other advancements, the Company has monitored stability on new drug formulations, assembled a complete response on the Durhalieve New Drug Application, met with the United States Food and Drug Administration ("FDA") on development status, worked on a response for the methotrexate-AzoneTS (“MAZ”) ‘end of Phase 2’ meeting with the FDA, engaged consultants to review and recommend new product candidates and formulations, and conducted partnering activities around the technology.  In addition, the Company has made applicable regulatory filings necessary to maintain the active status of the AzoneTS Drug Master File, the Durhalieve and MAZ Investigational New Drug applications and the MAZ Orphan Drug application with the FDA.

As of March 31, 2014 and December 31, 2013, intangible assets related to this Acquisition are summarized as follows:

			2014		2013
	Estimated		Accumulated
	Life	Cost	Amortization	Net	Net
Contract related intangible asset:
Cato Research discounted contract	3 years	$355,000	$355,000	$—	$—
Technology related intangible assets:
Patents for the AzoneTS-based product candidates and formulation	4 years	1,305,000	—	1,305,000	1,305,000
Drug Master Files containing formulation, clinical and safety documentation used by the FDA	4 years	1,500,000	—	1,500,000	1,500,000
In-process pharmaceutical products for 2 indications	4 years	6,820,000	—	6,820,000	6,820,000
Total technology related intangible assets		9,625,000	—	9,625,000	9,625,000
Total, net		$9,980,000	$355,000	$9,625,000	$9,625,000

Intangible assets related to technology are expected to be amortized on a straight-line basis over the period ending in September 2019, when the underlying patents expire, and will commence upon revenue generation which the Company estimates could occur as early as the beginning of 2016.  The Cato Research contract included above was amortized over a three-year period, which ended in 2010.

Estimated amortization expense for each of the next five calendar years is as follows:

Estimated Amortization Expense
2014	$—
2015	$—
2016	$2,406,000
2017	$2,406,000
2018	$2,406,000

The Company periodically reviews the carrying value of intangible assets and considers events or circumstances that would indicate that the carrying amount of the intangible assets may not be recoverable.  If such events or circumstances exist, the Company performs an impairment test.  If the carrying value of the intangibles exceeds undiscounted cash flows the Company writes down the carrying value of the intangible assets to their fair value in the period identified.  It is the Company’s policy to evaluate intangible assets for impairment at least annually in connection with its year-end financial statement preparation.

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

Future minimum lease payments for each of the next five years under these operating leases at March 31, 2014 are approximately as follows:

	Franklin	Philadelphia	Total
Year Ending December 31,
2014	$332,000	$142,000	$474,000
2015	444,000	192,000	636,000
2016	454,000	196,000	650,000
2017	382,000	82,000	464,000
2018	—	—	—
Total	$1,612,000	$612,000	$2,224,000

The Company’s facilities lease expense, including accruals for lease incentives, was approximately $80,000 and $290,000 for the three months ended March 31, 2014 and 2013, respectively.

(5)      CREDIT FACILITY WITH PLATINUM-MONTAUR LIFE SCIENCES, LLC

On August 31, 2012, the Company and Platinum Montaur Life Sciences, LLC (“Montaur”) entered into a Loan Agreement (the “Loan Agreement”) pursuant to which Montaur made a non-revolving draw credit facility (the “Credit Facility”) of up to $20,000,000 available to the Company, a substantial portion of which is subject to the successful achievement of certain clinical and regulatory milestones set forth in the Loan Agreement, with an initial available principal amount of $5,000,000.  The principal balance of each draw will bear interest from the applicable draw date at a rate of 10% per annum, compounded monthly.  The Company issued to Montaur a Promissory Note dated August 31, 2012 (the “Note”), with a maturity date of five years from the date of closing.  The Company has used the proceeds from the Credit Facility to fund operations.  As a result of the Company’s 2013 financing transactions, this Credit Facility is currently only available at Montaur’s discretion.

Pursuant to the Loan Agreement, the Company issued Montaur a warrant to purchase 400,000 shares of its Common Stock, with a term of five years and an exercise price of $20.00 per share (the “Commitment Warrant”).  The fair value of the warrant was determined to be approximately $4,840,000 and was recorded as a deferred financing cost that will be amortized to interest expense over the term of the Note.  Of this cost, $968,004 was reflected in Current Assets, representing the portion to be amortized over the next twelve months. Amortization of the deferred financing cost for the quarter ended March 31, 2014 was $242,001 and is included in interest expense.  In addition, for each $1,000,000 of funds borrowed pursuant to the Credit Facility, the Company will issue Montaur a warrant to purchase 100,000 shares of Common Stock, with a term of five years and an exercise price equal to 150% of the market price of the Common Stock at the time of the draw, but in no event less than $20.00 or more than $40.00 per share (together with the Commitment Warrant, the “Warrants”).  All of the Warrants are immediately exercisable and will have a term of five years from the issue date. The exercise price of the Warrants is subject to adjustment for stock splits, combinations or similar events.  An exercise under the Warrants may not result in the holder beneficially owning more than 4.99% or 9.99%, as applicable, of all of the Common Stock outstanding at the time; provided, however, that a holder may waive the 4.99% ownership limitation upon sixty-one (61) days’ advance written notice to the Company.

On September 14, 2012, the Company submitted a draw request to Montaur in the amount of $3,000,000 in the form required by the Loan Agreement (the “September Request”).  The Company ultimately received the $3,000,000 across three draws in 2012.  These draws were recorded on the Consolidated Balance Sheet under note payable, net of the initial $3,000,000 in discounts recorded related to the warrants issued and described below.  In accordance with the Loan Agreement and as a result of funding received from Montaur, the Company issued to Montaur separate warrants concurrent with the three draws in 2012 to purchase 300,000 shares of Common Stock, with a term of five years, and having exercise prices ranging from $21.10 to $22.70 per share.  The fair value of these warrants issued was determined to be approximately $3,455,000, of which $3,000,000 was treated as a debt discount and was to be accreted to interest expense over the term of the Note, and the balance of approximately $455,000 was charged to interest expense in 2012.

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

At March 31, 2014 and December 31, 2013, the Company had outstanding warrants to purchase 1,182,393 and 1,209,211 shares of its Common Stock, respectively.  Included in these outstanding warrants at March 31, 2014 and December 31, 2013 are warrants to purchase 700,000 shares, that are considered to be derivative financial instruments. The fair value of these derivative instruments at March 31, 2014 and December 31, 2013 was approximately $979,000 and $1,119,000, respectively, and is included in Derivative Warrant Liability, a current liability, in the Consolidated Balance Sheet. Changes in fair value of the derivative financial instruments are recognized in the Consolidated Statement of Operations as a gain or loss on revaluation of derivative warrant liability.  The Gain on Revaluation of Derivative Warrant Liability for the three months ended March 31, 2014 and 2013 was approximately $140,000 and $1,681,000, respectively.

The primary underlying risk exposure pertaining to the warrants is the change in fair value of the underlying common stock for each reporting period.  For the three months ended March 31, 2014 and 2013, no derivative warrants were exercised and none expired.

The table below presents the changes in the derivative warrant liability, which is measured at fair value on a recurring basis and classified as Level 3 in fair value hierarchy:

	2014	2013
Derivative warrant liability as of January 1	$1,119,155	$5,585,141
Total unrealized losses included in net loss (1)	15,000	741,682
Total realized losses included in net loss(1)	—	—
Total unrealized gains included in net loss (1)	(155,000)	(2,270,000)
Total realized gains included in net loss (1)	—	(152,668)
Reclassification of liability to additional paid-in capital for warrants exercised	—	—
Derivative warrant liability as of March 31	$979,155	$3,904,155
    _______________
    (1) Included in Gain on Revaluation of Derivative Warrant Liability in the Consolidated Statement of Operations.

(7)      PREFERRED STOCK

The Company is authorized to issue up to 40,000,000 shares of preferred stock with such rights, preferences and privileges as are determined by the Board of Directors.

Series C Convertible Preferred Stock

The Company has authorized 10,000 shares of Series C Preferred Stock, of which 1,000 shares were issued and outstanding as of March 31, 2014 and December 31, 2013.

Series D Convertible Preferred Stock

The Company has authorized 3,600,000 shares of Series D Convertible Preferred Stock, of which 1,000,000 shares were issued and outstanding as of March 31, 2014 and December 31, 2013.

Series E Convertible Preferred Stock

The Company has authorized 1,748,613 shares of Series E Convertible Preferred Stock, all of which were issued and outstanding as of March 31, 2014 and December 31, 2013.

(8)      COMMON STOCK

The Company has authorized 150,000,000 shares of Common Stock, of which 11,967,414 and 11,776,578 shares were issued and outstanding as of March 31, 2014 and December 31, 2013, respectively.

January 2013 Financing

On January 31, 2013 and February 1, 2013, the Company entered into underwriting agreements (collectively, the “Underwriting Agreements”) with Aegis Capital Corp. (“Aegis”), as a representative of several underwriters, with respect to the issuance and sale in an underwritten public offering by the Company of an aggregate of 1,567,855 shares of the Company’s Common Stock (including 204,500 shares sold pursuant to the over-allotment option), at a price to the public of $7.50 per share.  The net proceeds to the Company, after deducting the underwriting discount and other offering expenses payable by the Company, from the sale of the shares in the offering were approximately $10,626,000.  Subsequent to the offering, the Company used a portion of the net proceeds of the offering to pay off the Note issued to Montaur in connection with the $20 million non-revolving draw credit facility.  The Note will mature on August 31, 2017.  As of March 1, 2013, the entire balance under the note that was paid off was $3,113,366, which included $3,000,000 of principal and $113,366 of accrued and unpaid interest (see Note 5).

December 2013 Financing

On December 10, 2013, in connection with a licensing transaction, the Company entered into (i) a Securities Purchase Agreement with Platinum Partners Value Arbitrage Fund L.P. (“Platinum Value”) and Platinum Partners Liquid Opportunity Master Fund L.P. (“Platinum Liquid”, and together with Platinum Value, the “Platinum Partners”) (the “Platinum Securities Purchase Agreement”) and (ii) a Securities Purchase Agreement with MTIA and Beijing Sino Tau Shang Pin Tech and Development Corp. (“MTIA Affiliate”, and together with MTIA, the “China Purchasers”) (the “MTIA Securities Purchase Agreement”, and together with the Platinum Securities Purchase Agreement, the “Securities Purchase Agreements”).

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

In connection with the issuance of this Series E Preferred Stock, the conversion feature of Series E Stock was considered beneficial, or “in the money”, at issuance due to a conversion rate that allows the investor to obtain the Common Stock at below market price. The Company recorded a deemed dividend on the beneficial conversion feature equal to its relative fair value resulting from the offering of $371,140 in the fourth quarter of the year ended December 31, 2013.

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

As of March 31, 2014, the Company had not received the full proceeds of the sale of the securities from the China Purchasers due to administrative issues that the China Purchasers encountered in transferring funds to the Company and the parties have extended the due date of receipt of all such proceeds past the original December 12, 2013 closing date.  The Company did not receive the proceeds by the extended due date and, accordingly, the Company has the right to terminate the MTIA Securities Purchase Agreement and the related license, development and commercialization agreement, unless such date is extended again by mutual written consent.  Due to the contingent nature of this transaction, the Company has not issued all of the shares or recorded all of the MTIA transaction.  As of March 31, 2014, the Company has issued 181,818 shares of Common Stock and warrants to purchase 18,182 shares of Common Stock in exchange for $500,000 in proceeds, and has recorded Common Stock subscription of $1,500,000 in stockholders’ equity pending the issuance of the related stock and warrants. The fair value of warrants issued to MTIA to purchase 18,182 shares of Common Stock was determined to be approximately $48,000 and was recorded as a debit and a credit to Additional Paid in Capital as stock issuance costs.  Through May 9, 2014, the Company has received $2,400,000 of MTIA’s $5,000,000 in proceeds in accordance with the MTIA Securities Purchase Agreement. An additional $2,600,000 in proceeds remains to be received from this transaction.

Stock Issued in Exchange for Services

During the three months ended March 31, 2014 and 2013, the Company issued 2,636 and 7,450 shares, respectively, of Common Stock with a fair value of $8,404 and $92,745, respectively, to vendors in exchange for their services.  The Company recorded expense related to these issuances, which represents the fair value of the related stock at the time of issuance, to Selling, General and Administrative expense.

(9)      EQUITY COMPENSATION PLANS

In March 2003, the Company’s shareholders approved its 2003 Stock Option and Incentive Plan (the “2003 Plan”). Pursuant to the 2003 Plan, the Company’s Board of Directors (or its committees and/or executive officers delegated by the Board of Directors) may grant incentive and nonqualified stock options, restricted stock, and other stock-based awards to the Company’s employees, officers, directors, consultants and advisors.  As of March 31, 2014, there were 12,500 restricted shares of Common Stock issued and options to purchase an aggregate of 44,000 shares of Common Stock outstanding under the 2003 Plan and no shares are available for future grants due to the 2003 Plan’s expiration.

In May 2008, the Company’s shareholders approved the 2008 Equity Compensation Plan, as amdended (the “2008 Plan”). The 2008 Plan provides for grants of incentive stock options to employees and nonqualified stock options and restricted stock to employees, consultants and non-employee directors of the Company.  The maximum number of shares available under the 2008 Plan is 10,000,000 shares.  As of March 31, 2014, there were 163,444 restricted shares of Common Stock issued and options to purchase 1,451,264 shares of Common Stock outstanding under the 2008 Plan and 8,372,292 shares available for future grants.

The following table shows the remaining shares available for future grants for each plan and outstanding shares:

	Equity Compensation Plans		Not Pursuant to a Plan
	2003 Plan	2008 Plan
Shares Available For Issuance
Total reserved for stock options and restricted stock	160,000	10,000,000
Net restricted stock issued net of cancellations	(12,500)	(163,444)
Stock options granted	(154,449)	(1,666,433)
Add back options cancelled before exercise	74,849	202,169
Less shares no longer available due to Plan expiration	(67,900)	—
Remaining shares available for future grants at March 31, 2014	—	8,372,292

Stock options granted	154,449	1,666,433	310,000
Less: Stock options cancelled	(74,849)	(202,169)	(188,333)
Stock options exercised	(35,600)	(13,000)	(66,667)
Net shares outstanding before restricted stock	44,000	1,451,264	55,000
Net restricted stock issued net of cancellations	12,500	163,444	6,485
Outstanding shares at March 31, 2014	56,500	1,614,708	61,485

(10)STOCK OPTIONS

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

For options issued and outstanding during the three month periods ended March 31, 2014, and 2013, the Company recorded additional paid-in capital and non-cash compensation expense of $158,000 and $202,000, respectively, each net of estimated forfeitures.

The assumptions used principally for stock options granted to employees and members of the Company’s Board of Directors in the three months ended March 31, 2014 and 2013 were as follows:

	2014	2013
Risk-free interest rate	1.99% – 2.71%	1.09% – 1.23%
Expected dividend yield	—	—
Expected term	6.5 years	6.5 years
Forfeiture rate (excluding fully vested stock options)	15%	15%
Expected volatility	141%	140% – 141%

A summary of stock option activity as of and for the three months ended March 31, 2014 is as follows:

Stock Options	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding options at January 1, 2014	1,455,432	$4.90
Granted	153,500	$3.31
Exercised	—	$—
Forfeited or expired	(58,668)	$8.41
Outstanding options at March 31, 2014	1,550,264	$4.61	9.07 years	$—
Exercisable options at March 31, 2014	218,591	$10.78	5.74 years	$—

The weighted-average grant-date fair value of stock options granted during the three months ended March 31, 2014 was $3.31 per share. As of March 31, 2014, there was approximately $2,092,000 of total unrecognized compensation expense related to non-vested share-based option compensation arrangements. With the exception of the unrecognized share-based compensation related to certain restricted stock grants to officers and employees that contain performance conditions related to FDA approval for Symphony or the sale of substantially all of the stock or assets of the Company, unrecognized compensation is expected to be recognized over the next four years.

(11)       RESTRICTED STOCK

For restricted stock issued and outstanding during the three month period ended March 31, 2014, and 2013, the Company incurred non-cash compensation expense of approximately $188,000 and $161,000, respectively, each net of estimated forfeitures.

During the three months ended March 31, 2014, the Company granted an aggregate of 17,136 restricted shares of Common Stock to certain officers, employees, directors and consultants of the Company.  The grants were issued pursuant to the 2008 Plan.

A summary of non-vested restricted stock activity as of and for the three months ended March 31, 2014 is as follows:

Restricted Stock	Shares	Weighted- Average Grant-Date Fair Value
Non-vested shares at January 1, 2014	201,655	$10.66
Granted	17,136	$3.17
Vested	(36,362)	$5.10
Forfeited	—	$—
Non-vested shares at March 31, 2014	182,429	$11.06

Among the 182,429 shares of non-vested restricted stock, the various vesting criteria include the following:

•	54,510 shares of restricted stock vest upon the FDA approval of Symphony or the sale of the Company; and
•	127,919 shares of restricted stock vest over four years, at each of the anniversary dates of the grants.

As of March 31, 2014, there was approximately $763,000 of total unrecognized compensation expense related to non-vested share-based restricted stock arrangements granted pursuant to the Company’s equity compensation plans that vest over time in the foreseeable future. As of March 31, 2014, the Company cannot estimate the timing of completion of performance vesting requirements required by certain of these restricted stock grant arrangements.  Compensation expense related to these restricted share grants will be recognized when the Company concludes that achievement of the performance vesting conditions is probable.

(12)       WARRANTS

The Company uses valuation methods and assumptions that consider among other factors the fair value of the underlying stock, risk-free interest rate, volatility, expected life and dividend rates in estimating fair value for the warrants considered to be derivative instruments.  The following assumptions were utilized by the Company:

	2014	2013
Risk-free interest rate	1.53% - 1.73%	0.70% - 2.23%
Expected dividend yield	—	—
Expected term (contractual term)	3.42 - 5 years	0.06 - 5 years
Forfeiture rate	—	—
Expected volatility	121% - 122%	123% - 144%

Expected volatilities are based on historical volatility of the Common Stock using historical periods consistent with the expected term of the warrant. The risk-free rate is based on the yield of a U.S. Treasury security with a term consistent with the warrant.

In the three months ended March 31, 2014, the Company issued 18,182 warrants in connection with a partial closing related to the private placement of the Company’s Common Stock with MTIA (See Note 8).

At March 31, 2014, the Company had the following outstanding warrants:

	Number of Shares Exercisable	Exercise Price	Date of Expiration
Outstanding warrants accounted for as derivative warrant liability:
Granted to debt holder	400,000	$20.00	8/31/2017
Granted to debt holder	100,000	21.30	9/20/2017
Granted to debt holder	50,000	22.70	10/17/2017
Granted to debt holder	150,000	21.10	11/6/2017
Total outstanding warrants accounted for as derivative warrant liability	700,000
Weighted average exercise price		$20.61
Weighted average time to expiration			3.48 years

Outstanding warrants accounted for as equity:
Granted to investors in private placement	40,000	15.90	6/30/2014
Granted to investors in private placement	76,800	20.00	11/13/2014
Granted to placement agent in private placement	25,695	15.00	11/13/2014
Granted to investors in private placement	6,300	20.00	12/3/2014
Granted to investors in private placement	34,147	22.50	2/9/2015
Granted to placement agents in private placement	2,853	22.50	2/9/2015
Granted to investor in private placement	638	22.50	3/18/2015
Granted to investors in private placement	95,960	30.00	12/7/2014
Granted to investors in private placement of common and preferred stock	181,818	2.75	12/10/2018
Granted to investors in private placement of common stock	18,182	2.75	2/20/2019
Total outstanding warrants accounted for as equity	482,393
Weighted average exercise price		$14.43
Weighted average time to expiration			2.14 years

Totals for all warrants outstanding:
Total	1,182,393
Weighted average exercise price		$18.09
Weighted average time to expiration			3.01 years

A summary of warrant activity for the three months ended March 31, 2014 is as follows:

Warrants	Shares	Weighted- Average Exercise Price
Outstanding warrants at January 1, 2014	1,209,211	$17.92
Granted	18,182	$2.75
Exercised	—	$—
Forfeited or expired	(45,000)	$7.30
Outstanding warrants at March 31, 2014	1,182,393	$18.09

(13)       LICENSING AND OTHER REVENUE

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

The Company received a licensing fee of approximately $500,000 upon execution of the Handok License and the right to receive future milestone payments and royalties. The Company recognizes these upfront, nonrefundable payments as revenue on a straight-line basis over the contractual or estimated performance period. During the three months ended March 31, 2014 and 2013, the Company recorded approximately $19,000 and $23,000, respectively, of nonrefundable license revenue.  As of March 31, 2014, approximately $76,000 is recognizable over the next 12 months and is shown as current deferred revenue. The remaining $57,000 is recognizable as revenue beyond the 12 month period and is classified as non-current.

In December 2013, in connection with a capital raising transaction, the Company entered into a license, development and commercialization agreement with MTIA (the “License Agreement”). Later in December 2013 and January 2014, the License Agreement with MTIA was amended as a result of difficulties in transferring funds from MTIA to the Company under the capital raising transaction. The amendment provides that the Company is not required to commence its obligations under the License Agreement, including the transfer of any technology or other documents, products or information to MTIA, until the Company has received the full proceeds from the capital raising transaction.  As of March 31, 2014, the Company had received $2,000,000 of MTIA’s $5,000,000 in proceeds in accordance with the capital raising transaction (see Note 8).  Subsequent to March 31, 2014, the Company has received from MTIA an additional $400,000 in proceeds. A total of $2,600,000 in proceeds remains to be received from this transaction.

(14)       LITIGATION

In August 2013, a stockholder derivative action was filed in the Court of Common Pleas of Philadelphia County (the “Court”) against the Company, and certain of its directors and officers.  The complaint, as amended on September 18, 2013, sought an unspecified amount of damages and principally alleges breaches of fiduciary duty related to the conduct of the Company’s directors and officers in a series of capital raising transactions in 2011 to 2013.  In March 2014, this complaint was dismissed without prejudice by the Court. The plaintiff did not file a new complaint by the April 2014 deadline, nor did the plaintiff appeal the Court’s decision by the April 2014 deadline. Accordingly, this matter is now closed.

In February 2014, Patrick T. Mooney, M.D., our former President and Chief Executive Officer, and his wife, Elizabeth Mooney, filed a complaint against us and certain of our directors and officers in the Court of Common Pleas in Philadelphia County.  The complaint, which alleges (i) that Dr. Mooney’s termination was in breach of his employment agreement and that he is entitled to certain severance benefits, (ii) that certain legally required disclosures by the Company and its general counsel defamed Dr. Mooney, and (iii) that Dr. Mooney’s wife is entitled to damages under a theory of loss of consortium, seeks in excess of $20 million in damages.  We have filed a response to the complaint seeking dismissal of four of the six counts, denying the allegations in the two counts we have not sought to dismiss, and asserting counterclaims against Dr. Mooney.  Dr. Mooney has denied the allegations of the counterclaims. We believe we have strong defenses to the claims asserted and we intend to defend them vigorously. We similarly believe we have strong support for our counterclaims and will pursue them vigorously. The Court has set a tentative date in July 2015.

(15)       SUBSEQUENT EVENTS

Management has evaluated events subsequent to March 31, 2014.  Other than as discussed below and in Notes 1, 8, 13 and 14, there are no subsequent events that require adjustment to or disclosure in the Financial Statements.

On April 3, 2014, an investor group led by Platinum Management (NY) LLC (the “Platinum Group”), which owns approximately 19.9% of our common stock, notified us of its intention on behalf of itself and other members of its group (collectively, the “Platinum Group”) to nominate Shepard M. Goldberg for election as a director at the 2014 Annual Meeting of Stockholders in opposition to one of the candidates recommended for election by the Board. On April 17, 2014, the Platinum Group filed a preliminary proxy statement with the SEC confirming its intention to conduct a proxy contest in connection with the 2014 Annual Meeting and solicit proxies for the election to the Board of Mr. Goldberg. If a proxy contest involving the Platinum Group ensues, we could incur substantial costs and disruption of our operations.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion of our financial condition and results of operations should be read in conjunction with the financial statements and the related notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 and elsewhere in this report. The matters discussed herein contain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Section 27A of the Securities Act of 1933, as amended, which involve risks and uncertainties. All statements other than statements of historical information provided herein may be deemed to be forward-looking statements. Without limiting the foregoing, the words “believes”, “anticipates”, “plans”, “expects” and similar expressions are intended to identify forward-looking statements. The factors that could cause actual future results to differ materially from current expectations include, but are not limited to, risks related to regulatory approvals and the success of our ongoing studies, including the safety and efficacy of Symphony, the failure of future development and preliminary marketing efforts related to Symphony, risks and uncertainties relating to our ability to develop, market and sell diagnostic products based on our skin permeation platform technologies, the availability of substantial additional capital to support our research, development and product commercialization activities, the success of our research, development, and regulatory approval, marketing and distribution plans and strategies, including those plans and strategies related to Symphony, the outcome of current litigation and the proxy contest and those discussed in “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013 and elsewhere in this report and the risks discussed in our other filings with the SEC. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s analysis, judgment, belief or expectation only as of the date hereof. We undertake no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date hereof.

Business

We are a medical device company with expertise in advanced skin permeation technology. We are developing the Symphony CGM System as a non-invasive, wireless, continuous glucose monitoring system for use initially in the critical care setting. A significant longer-term opportunity may also exist for Symphony to be used in the hospital beyond the critical care setting, as well as in patients with diabetes in the outpatient setting. We have also developed our needle-free skin preparation device, the Prelude® SkinPrep System, as a platform technology to enhance delivery of topical pharmaceuticals.

Research and Development

We believe that ongoing research and development efforts are essential to our success.  A major portion of our operating expenses to date is related to our research and development activities. R&D expenses generally consist of internal salaries and related costs, and third-party vendor expenses for product design and development, product engineering and contract manufacturing. In addition, R&D costs include regulatory consulting, feasibility product testing (internal and external) and conducting nonclinical and clinical studies. R&D expenses were approximately $1,150,000 for the three months ended March 31, 2014 and $11,299,000 for the year ended December 31, 2013. We intend to maintain our strong commitment to R&D as an essential component of our product development efforts. Licensed or acquired technology developed by third parties may be an additional source of potential products; however, our ability to raise sufficient financing may impact our level of R&D spending.

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

On an ongoing basis, we evaluate our estimates and judgments for all assets and liabilities, including those related to stock-based compensation expense and the fair value of stock purchase warrants classified as derivative liabilities. We base our estimates and judgments on historical experience, current economic and industry conditions and on various other factors that are believed to be reasonable under the circumstances. This forms the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. There have been no changes in our critical accounting policies and estimates subsequent to those disclosed in our Annual Report on Form 10-K as filed with the SEC on March 28, 2014.

We believe that full consideration has been given to all relevant circumstances that we may be subject to, and the consolidated financial statements accurately reflect our best estimate of the results of operations, financial position and cash flows for the periods presented.

Results of Operations

Comparison of the Three Months ended March 31, 2014 and 2013

Licensing Revenue — We signed two licensing agreements during fiscal year 2009, each with a minimum term of ten years, that required non-refundable license payments by the licensees. The non-refundable license payments received in cash totaled $1,250,000 across both transactions. We are recognizing the non-refundable payments as revenue on a straight-line basis over our contractual or estimated performance period. Periodically, we have adjusted our amortization period for revenue recognition for each of our license arrangements to reflect a revision in the estimated timing of regulatory approval.  We determined that approximately $19,000 and $23,000 of licensing revenue was recognizable in the three months ended March 31, 2014 and 2013, respectively.

Research and Development Expenses — Research and development expenses decreased by approximately $2,070,000, or 64%, to approximately $1,150,000 for the three months ended March 31, 2014 from approximately $3,220,000 for the three months ended March 31, 2013.  R&D expenses decreased primarily as a result of engineering and design expenses incurred in 2013 with outside contractors and personnel relating to Symphony that did not reoccur in 2014.

R&D expenses for Symphony amounted to approximately 43% and 58% of total operating expenses during the three months ended March 31, 2014 and 2013, respectively.  For the three months ended March 31, 2014, expenses consisted of primarily development, clinical and manufacturing of $765,000, $168,000 and $217,000, respectively.  For the three months ended March 31, 2013, expenses consisted of primarily development, clinical and manufacturing of $3,068,000, $80,000 and $25,000, respectively.

Selling, General and Administrative Expenses — Selling, general and administrative expenses decreased by approximately $760,000, or 33%, to approximately $1,539,000 for the three months ended March 31, 2014 from approximately $2,299,000 for the three months ended March 31, 2013.  We have experienced decreases in personnel costs, investor relations, travel and other expenses offset partially by increases in legal and insurance costs.

Selling, general and administrative expenses represented 57% and 42% of total operating expenses during the three months ended March 31, 2014 and 2013, respectively. We are not engaged in selling activities and, accordingly, general and administrative expenses relate principally to salaries and benefits for our executive, financial and administrative staff, public company costs, investor relations, legal, accounting, public relations, capital-raising and facilities.

Interest Income — Interest income was approximately $400 and $1,000 for each of the three months ended March 31, 2014 and 2013, respectively.

Interest Expense — Interest expense was approximately $243,000 and $3,174,000 for the three months ended March 31, 2014 and 2013, respectively.  The decrease in interest expense in 2014 over 2013 was related to noncash deferred financing costs in 2013 incurred in conjunction with our Credit Facility with Montaur that did not reoccur in 2014.  The 2013 interest expense represents the amortization of deferred financing costs for the fair value of the Commitment Warrant issued pursuant to the Montaur Credit Facility and interest incurred on the outstanding notes repaid in March 2013.  The 2014 expense represents primarily amortization of the same deferred financing costs plus other interest expense resulting from the insurance premium financing arrangement established in 2014.

Gain on Revaluation of Derivative Warrant Liability — Changes in the fair value of derivative financial instruments are recognized in the Consolidated Statement of Operations as a derivative gain or loss. The primary underlying risk exposure pertaining to the warrants is the change in fair value of the underlying common stock. The gain on revaluation of the derivative warrant liability for the three months ended March 31, 2014 and 2013 was approximately $140,000 and $1,681,000, respectively.

Net Loss — As a result of the factors described above, we had a net loss of approximately $2,773,000 for the three months ended March 31, 2014 compared to approximately $6,988,000 for the three months ended March 31, 2013.

Liquidity and Capital Resources

We have financed our operations since inception primarily through sales of our Common Stock and preferred stock, the issuance of convertible promissory notes, draws from our non-revolving Montaur Credit Facility, unsecured and secured promissory notes, non-refundable payments received under license agreements, and cash received in connection with exercises of Common Stock options and warrants.  As of March 31, 2014, we had approximately $7,081,000 of cash and cash equivalents, with no other short term investments.  Since March 31, 2014 and through May 9, 2014, we have received an additional $400,000 in proceeds under the MTIA Securities Purchase Agreement.  An additional $2,600,000 in proceeds remains to be received from this transaction.

Net cash used in operating activities was approximately $3,224,000 for the three months ended March 31, 2014.  The use of cash in operating activities was primarily attributable to the net loss of approximately $2,773,000, adjusted for non-cash items and changes in assets and liabilities.

Net cash provided by investing activities was approximately $250,000 for the three months ended March 31, 2014.  Cash of approximately $250,000 was released for restricted cash held in escrow under a letter of credit for the benefit of a vendor during the three month period ended March 31, 2014 at the end of that vendor relationship.

Net cash provided by financing activities was approximately $1,999,000 for the three months ended March 31, 2014.  We received approximately $2,000,000 in proceeds during the period from our private placement with MTIA.

At March 31, 2014, we had outstanding warrants to purchase 1,182,393 shares of Common Stock at exercise prices ranging from $2.75 per share to $30.00 per share with a weighted average exercise price of $18.09 per share.  If exercised in full, these could future provide cash proceeds to the Company of approximately $21,389,000.

When needed, we will aggressively pursue to support operations, including our product and clinical development programs.

We endeavor to manage our costs aggressively and increase our operating efficiencies while advancing our medical device product development and clinical programs.  During the three months ended March 31, 2014, we managed our medical device product development, clinical and operating costs while pursuing necessary funding. In order to advance our product and clinical development programs, establish contract manufacturing, pursue CE Marking and FDA approval for Symphony and support our operating activities, our monthly operating costs associated with salaries and benefits, regulatory and public company, consulting, contract engineering and manufacturing, legal and other working capital costs may increase. In the past, we have relied primarily on raising capital or issuing debt in order to meet our operating budget needs and to achieve our business objectives, and we plan to continue that practice in the future. Although we have been successful in the past with raising sufficient capital to conduct our operations, we will continue to vigorously pursue additional financing as necessary to meet our business objectives; however, there can be no guarantee that additional capital will be available in sufficient amounts on terms favorable to us, if at all.

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

We have generated limited revenue and have had operating losses since inception, including a net loss of approximately $19,067,000 and $2,773,000 for the year ended December 31, 2013 and three months ended March 31, 2014, respectively.  As of March 31, 2014, we had an accumulated deficit of approximately $115,742,000.  We have no current sources of material ongoing revenue, other than the recognition of revenue from upfront license fees and potential future milestone payments and royalties under our current license and collaboration agreements.  Our losses have resulted principally from costs incurred in connection with our research and development activities and from general and administrative costs associated with our operations.  We also expect to have negative cash flows for the foreseeable future as we fund our operating losses and capital expenditures.  This will result in decreases in our working capital, total assets and stockholders’ equity, which may not be offset by future funding.

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

Management believes that the cash received to date and yet to be received after March 31, 2014 from the MTIA financing, coupled with the cash on hand at March 31, 2014, will be sufficient to fund the cash requirements under the 2014 budget and fund operations through December 31, 2014.  If all cash proceeds from MTIA are not received, management believes certain expenditures can be deferred until additional financing is obtained.

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

PART II—OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS.

In August 2013, a stockholder derivative action was filed in the Court of Common Pleas of Philadelphia County (the “Court”) against the Company, and certain of its directors and officers.  The complaint, as amended on September 18, 2013, sought an unspecified amount of damages and principally alleges breaches of fiduciary duty related to the conduct of the Company’s directors and officers in a series of capital raising transactions in 2011 to 2013.  In March 2014, this complaint was dismissed without prejudice by the Court. The plaintiff did not file a new complaint by the April 2014 deadline, nor did the plaintiff appeal the Court’s decision by the April 2014 deadline. Accordingly, this matter is now closed.

In February 2014, Patrick T. Mooney, M.D., our former President and Chief Executive Officer, and his wife, Elizabeth Mooney, filed a complaint against us and certain of our directors and officers in the Court of Common Pleas in Philadelphia County.  The complaint, which alleges (i) that Dr. Mooney’s termination was in breach of his employment agreement and that he is entitled to certain severance benefits, (ii) that certain legally required disclosures by the Company and its general counsel defamed Dr. Mooney, and (iii) that Dr. Mooney’s wife is entitled to damages under a theory of loss of consortium, seeks in excess of $20 million in damages.  We have filed a response to the complaint seeking dismissal of four of the six counts, denying the allegations in the two counts we have not sought to dismiss, and asserting counterclaims against Dr. Mooney.  Dr. Mooney has denied the allegations of the counterclaims. We believe we have strong defenses to the claims asserted and we intend to defend them vigorously. We similarly believe we have strong support for our counterclaims and will pursue them vigorously. The Court has set a tentative trial date in July 2015.

ITEM 1A.    RISK FACTORS.

Risk Factor Related To Possible Proxy Contest

Proxy contests threatened or commenced against Echo could be disruptive and costly and the possibility that activist shareholders may wage proxy contests or gain representation on or control of our Board of Directors could cause uncertainty about the strategic direction of our business.

Stockholders of Echo may from time to time engage in proxy solicitations, advance stockholder proposals or otherwise attempt to effect changes or acquire some level of control over Echo. Campaigns by stockholders to effect changes at publicly-traded companies are sometimes led by investors seeking to increase short-term stockholder value by advocating corporate actions such as financial restructuring, increased borrowing, special dividends, stock repurchases or even sales of assets or the entire company.

On April 3, 2014, we received a notice from an investor group led by Platinum Management (NY) LLC (the “Platinum Group”) that indicates the Platinum Group’s intention to nominate Shepard M. Goldberg for election as a director at the 2014 Annual Meeting of Stockholders in opposition to one of the candidates recommended for election by the Board. On April 17, 2014, the Platinum Group filed a preliminary proxy statement with the SEC confirming its intention to conduct a proxy contest in connection with the 2014 Annual Meeting and solicit proxies for the election to the Board of Mr. Goldberg. Currently, one member of the Echo Board, Michael M. Goldberg, M.D., is a designee of Platinum Partners Value Arbitrage Fund L.P., a member of the Platinum Group.

If the Platinum Group continues to pursue a proxy contest or other actions at the 2014 Annual Meeting to elect directors other than those recommended by our board of directors, or other actions that contest or conflict with our company’s strategic direction, any such actions could have an adverse effect on our company because:

•
responding to proxy contests and other actions by activist stockholders such as the Platinum Group can disrupt our operations, be costly and time-consuming, and divert the attention of our Board and senior management from the pursuit of business strategies, which could adversely affect Echo's results of operations and financial condition;

•
perceived uncertainties as to our future direction as a result of changes to composition of our Board may lead to the perception of a change in the direction of the business, instability or lack of continuity which may be exploited by our competitors, cause concern to our current or potential clients, may result in the loss of potential business opportunities and make it more difficult to attract and retain qualified personnel and business partners;

•
these types of actions could cause significant fluctuations in our company’s stock based on temporary or speculative market perceptions or other factors that do not necessarily reflect the underlying fundamentals and prospects of our business; and

•	if individuals are elected to our Board with a specific agenda, it may adversely affect our ability to effectively implement our business strategy and create additional value for our stockholders.

  For additional information concerning the above matters, please refer to the information under the caption “Background of Proxy Solicitation” in the Echo definitive proxy statement filed with the SEC on May 9, 2014.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

  On December 10, 2013, we entered into a Stock Purchase Agreement, as subsequently amended in December 2013 and January 2014, pursuant to which, on February 26, 2014, we issued and sold to an accredited investor an aggregate of 181,818 shares of Common Stock at a purchase price of $2.75 per share, for aggregate consideration of $500,000 in cash.  We deemed the offer, sale and issuance of these securities to be exempt from registration under the Securities Act in reliance on Section 4(2) of the Securities Act, including Regulation D and Rule 506 promulgated thereunder, relative to transactions by an issuer not involving a public offering. The purchaser of the securities represented to us that it was an accredited investor and was acquiring the shares for investment purposes only and not with a view to, or for sale in connection with, any distribution thereof and that it could bear the risks of the investment and could hold the securities for an indefinite period of time. The purchaser received written disclosures that the securities had not been registered under the Securities Act and that any resale must be made pursuant to a registration statement or an available exemption from such registration.

ITEM 6.    EXHIBITS.

The Exhibits listed in the Exhibit Index immediately preceding such Exhibits are filed with or incorporated by reference in this report, except as noted.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ECHO THERAPEUTICS, INC.
Date: May 12, 2014
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
101*
The following materials from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, formatted in XBRL (Extensible Business Reporting Language), (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Cash Flows, and (iv) Notes to Consolidated Financial Statements.

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