Form 10-Q
period 2014-06-30
Echo Therapeutics, Inc.
filed 2014-08-14
CIK 1031927

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
________________

FORM 10-Q
________________

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014.

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to __________.

Commission File Number: 000-23017

 [Missing Graphic Reference]

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

As of August 11, 2014, 12,672,768 shares of the registrant’s Common Stock, $0.01 par value, were issued and outstanding.

-i-

PART I—FINANCIAL INFORMATION

ITEM 1.FINANCIAL STATEMENTS.

ECHO THERAPEUTICS, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)
	June 30, 2014	December 31, 2013
ASSETS
Current Assets:
Cash and cash equivalents	$4,105,954	$8,055,385
Cash restricted pursuant to letters of credit	52,488	302,488
Current portion of deferred financing costs	968,004	968,004
Prepaid expenses and other current assets	208,499	49,221
Total current assets	5,334,945	9,375,098

Property and Equipment, at cost:
Computer equipment	333,329	323,488
Office and laboratory equipment (including assets under capitalized leases)	740,177	728,152
Furniture and fixtures	755,444	755,444
Manufacturing equipment	111,980	111,980
Leasehold improvements	825,589	825,589
	2,766,519	2,744,653
Less-Accumulated depreciation and amortization	(1,436,980)	(1,248,846)
Net property and equipment (including assets under capitalized leases)	1,329,539	1,495,807

Other Assets:
Restricted cash	10,490	10,490
Intangible assets, net of accumulated amortization	9,625,000	9,625,000
Deferred financing costs, net of current portion	2,097,322	2,581,324
Other assets	1,000	1,576
Total other assets	11,733,812	12,218,390
Total assets	$18,398,296	$23,089,295

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$1,032,360	$1,036,320
Current portion of deferred revenue from licensing arrangements	76,428	76,428
Current portion of capital lease obligation	—	1,361
Derivative warrant liability	586,155	1,119,155
Accrued expenses and other liabilities	884,201	1,411,107
Total current liabilities	2,579,144	3,644,371
Deferred revenue from licensing arrangements, net of current portion	38,214	76,428
Total liabilities	2,617,358	3,720,799

Commitments and contingencies:
Stockholders’ Equity:
Convertible Preferred Stock:
Series C, $0.01 par value, authorized 10,000 shares, issued and outstanding 1,000 shares at June 30, 2014 and December 31, 2013	10	10
Series D, $0.01 par value, authorized 3,600,000 shares, issued and outstanding 1,000,000 shares at June 30, 2014 and December 31, 2013 (preference in liquidation of $1,000,000)	10,000	10,000
Series E, $0.01 par value, authorized 1,748,613 shares, issued and outstanding 1,748,613 shares at June 30, 2014 and December 31, 2013	17,486	17,486
Common Stock, $0.01 par value, authorized 150,000,000 shares, issued and outstanding 12,665,518 and 11,776,578 shares at June 30, 2014 and December 31, 2013, respectively	126,654	117,764
Additional paid-in capital	135,133,217	132,192,648
Accumulated deficit	(119,506,429)	(112,969,412)
Total stockholders’ equity	15,780,938	19,368,496
Total liabilities and stockholders’ equity	$18,398,296	$23,089,295

See notes to the unaudited consolidated financial statements.

ECHO THERAPEUTICS, INC. CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2014	2013	2014	2013
Licensing revenue	$19,107	$22,557	$38,214	$45,114
Total revenues	19,107	22,557	38,214	45,114

Operating Expenses:
Research and development	1,747,254	4,019,149	3,148,162	7,238,872
Selling, general and administrative	2,187,335	2,098,347	3,475,235	4,397,794
Total operating expenses	3,934,589	6,117,496	6,623,397	11,636,666

Loss from operations	(3,915,482)	(6,094,939)	(6,585,183)	(11,591,552)

Other Income (Expense):
Interest income	835	620	735	1,703
Interest expense	(243,829)	(242,078)	(487,069)	(3,415,859)
Gain on disposals of assets	1,500	−	1,500	−
Gain on revaluation of derivative warrant liability	393,000	2,995,000	533,000	4,675,986
Other income (expense), net	151,506	2,753,542	48,166	1,261,830

Net loss	$(3,763,976)	$(3,341,397)	$(6,537,017)	$(10,329,722)

Net loss per common share, basic and diluted	$(0.31)	$(0.51)	$(0.55)	$(1.73)

Basic and diluted weighted average common shares outstanding	12,070,548	6,594,530	11,965,306	5,987,376

See notes to the unaudited consolidated financial statements.

(Reflects 1-for-10 reverse stock split effective June 7, 2013)

ECHO THERAPEUTICS, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
	For the Six Months Ended June 30,
	2014	2013
Cash Flows From Operating Activities:
Net loss	$(6,537,017)	$(10,329,722)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	198,792	188,574
Share-based compensation, net	591,055	768,634
Fair value of common stock issued for services	8,404	89,970
Gain on revaluation of derivative warrant liability	(533,000)	(4,675,986)
Gain on disposal of assets	(1,500)	—
Amortization of discount on note payable	—	2,879,166
Amortization of deferred financing costs	484,002	484,002
Changes in assets and liabilities:
Prepaid expenses and other current assets	(159,278)	(134,695)
Other assets	576	(500)
Accounts payable	(3,960)	(54,643)
Deferred revenue from licensing arrangements	(38,214)	(45,114)
Accrued expenses and other liabilities	(526,906)	188,081
Net cash used in operating activities	(6,517,046)	(10,642,233)

Cash Flows from Investing Activities:
Purchase of furniture, equipment and leasehold improvements	(32,911)	(210,031)
Decrease (increase) in restricted cash	250,000	(250,000)
Proceeds on disposal of furniture, equipment and leasehold improvements	1,887	—
Net cash provided by (used in) investing activities	218,976	(460,031)

Cash Flows From Financing Activities:
Proceeds from issuances of Common Stock and warrants, net of expenses	2,350,000	21,964,575
Repayment of Montaur note payable	—	(3,000,000)
Principal payments on capitalized lease obligations	(1,361)	(1,232)
Net cash provided by financing activities	2,348,639	18,963,343

Net increase (decrease) in cash and cash equivalents	(3,949,431)	7,861,079
Cash and cash equivalents, beginning of period	8,055,385	3,747,210
Cash and cash equivalents, end of period	$4,105,954	$11,608,289

Supplemental Disclosure of Cash Flow Information and Non-Cash Financing Transactions:
Cash paid for interest	$3,067	$113,535

See notes to the unaudited consolidated financial statements.

Echo Therapeutics, Inc.
Notes To Consolidated Financial Statements
Quarter Ended June 30, 2014 (Unaudited)

(1)	ORGANIZATION AND BASIS OF PRESENTATION

Echo Therapeutics, Inc. (the “Company” or “Echo”) is a medical device company with expertise in advanced skin permeation technology.  The Company is developing its Symphony® CGM System (“Symphony”) as a non-invasive, wireless continuous glucose monitoring (“CGM”) system for use in hospital critical care units.  The Symphony SkinPrep System (“SkinPrep”), a component of Symphony, allows for enhanced skin permeation that enables extraction of analytes such as glucose and enhanced delivery of topical pharmaceuticals.

The accompanying unaudited consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Sontra Medical, Inc., a Delaware corporation.  All significant intercompany balances and transactions have been eliminated in consolidation.  These financial statements have been prepared in conformity with Generally Accepted Accounting Principles (“GAAP”) in the United States consistent with those applied in, and should be read in conjunction with, the Company’s audited consolidated financial statements and related footnotes for the year ended December 31, 2013 included in the Company’s Annual Report on Form 10-K as filed with the United States Securities and Exchange Commission (“SEC”) on March 28, 2014.  These financial statements reflect all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of Management, necessary for a fair presentation of the Company’s financial position as of June 30, 2014 and its results of operations and cash flows for the interim periods presented and are not necessarily indicative of results for subsequent interim periods or for the full year.  These interim financial statements do not include all of the information and footnotes required by GAAP for complete financial statements as allowed by the relevant SEC rules and regulations; however, the Company believes that its disclosures are adequate to ensure that the information presented is not misleading.

On June 7, 2013, the Company effected a 1-for-10 reverse stock split of its Common Stock.  All share and per share information has been retroactively restated to reflect this reverse stock split.

Liquidity, Going Concern and Management’s Plans

The accompanying consolidated financial statements have been prepared on a basis assuming that the Company is a Going Concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  As of June 30, 2014, the Company had cash of approximately $4,106,000, working capital of approximately $2,756,000 and an accumulated deficit of approximately $119,506,000.  While Management continues its efforts to reduce expenses, the Company continues to incur recurring losses from operations.  The Company will need to secure additional capital to fund its product development, research, manufacturing and clinical programs in its current planned operations.  In the past, the Company has funded its operations primarily through debt and equity issuances.  Management intends to actively pursue additional financing to fund its operations.  However, no assurances can be given that funding will be available to the Company and, if funding is available, that it will be available on terms acceptable to the Company.  If additional funding is not available on terms that are acceptable to the Company, no assurances can be given that the Company’s operations will be funded beyond November 30, 2014, as projected with our recently enacted cost reductions (see Note 15).  The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Pursuant to the Securities Purchase Agreement (“SPA”) between the Company and Medical Technologies Innovation Asia Ltd. (“MTIA”), as amended on January 30, 2014, in March 2014 and on June 17, 2014, the Company would sell 1,818,182 shares of its Common Stock and 181,818 Warrants to purchase its Common Stock to MTIA for an aggregate purchase price of $5,000,000, such sales to be made in three installments through March 27, 2014.  From February 4, 2014 through April 15, 2014, the Company received gross proceeds of $2,400,000 of the anticipated $5,000,000 in connection with the SPA. In connection with the receipt of those proceeds, the Company has issued to MTIA 872,728 shares of its Common Stock and 87,274 Warrants to purchase its Common Stock (see Note 8).  Based on representations made by MTIA to the Company, the Company had anticipated the receipt of the full $5,000,000 from MTIA despite the fact that the funding dates in the SPA, as amended, have passed without receipt of funds from MTIA.  MTIA’s failure to provide funds in a timely manner resulted in its material breach of the SPA, which has subsequently expired.  The Company remains in discussions with MTIA regarding MTIA’s purchase of the additional $2,600,000 in Company securities and MTIA continues to reiterate its interest in the Company’s Symphony CGM System, to which MTIA is entitled only after completing its investment in the Company.   No assurances can be given, however, that the Company will be successful in entering into a new agreement with MTIA.

Reclassifications

Certain expenses in first quarter of 2014 were reclassified to correspond with the current quarter’s presentation.

(2)      CASH

Cash and Cash Equivalents

As of June 30, 2014, the Company held approximately $4,106,000 in cash and cash equivalents.  The Company’s cash equivalents consist solely of bank money market funds.  The Company maintains its cash in bank deposit accounts which, at times, may exceed federally insured limits.  The Company has never experienced any losses related to these balances.

Restricted Cash

As of June 30, 2014, restricted cash represents a $52,488 letter of credit issued in favor of one of its landlords.  As of December 31, 2013, restricted cash consisted of a $250,000 letter of credit issued in favor of one of the Company’s key product development vendors and a $52,488 letter of credit issued in favor of one of its landlords.  Non-current restricted cash as of June 30, 2014 and December 31, 2013 represents a security deposit on the Company’s leased offices.

(3)      INTANGIBLE ASSETS

The Company’s intangible assets are related to the acquisition of assets from Durham Pharmaceuticals Ltd. in 2007.  Following the acquisition in 2007, the Company has modestly advanced the development programs for DurhalieveTM for the treatment of corticosteroid-responsive dermatoses and for the other earlier stage AzoneTS reformulation drug candidates.  Among other advancements, the Company has monitored stability on new drug formulations, assembled a complete response on the Durhalieve New Drug Application, met with the United States Food and Drug Administration (“FDA”) on development status, worked on a response for the methotrexate-AzoneTS (“MAZ”) ‘end of Phase 2’ meeting with the FDA, engaged consultants to review and recommend new product candidates and formulations, and conducted partnering activities around the technology.  In addition, the Company has made applicable regulatory filings necessary to maintain the active status of the AzoneTS Drug Master File, the Durhalieve and MAZ Investigational New Drug applications and the MAZ Orphan Drug application with the FDA.

As of June 30, 2014 and December 31, 2013, intangible assets related to this acquisition are summarized as follows:

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

Intangible assets related to technology are expected to be amortized on a straight-line basis over the period ending in September 2019, when the underlying patents expire, and will commence upon revenue generation which the Company estimates could occur as early as the third quarter of 2016.  The Cato Research contract included above was amortized over a three-year period, which ended in 2010.

Estimated amortization expense for each of the next five calendar years is as follows:

Estimated Amortization Expense
2014	$—
2015	$—
2016	$1,480,800
2017	$2,961,600
2018	$2,961,600

The Company annually reviews the carrying value of intangible assets and considers events or circumstances that would indicate that the carrying amount of the intangible assets may not be recoverable.  If such events or circumstances exist, the Company performs an impairment test.  If the carrying value of the intangibles exceeds undiscounted cash flows, the Company writes down the carrying value of the intangible assets to their fair value in the period identified.  It is the Company’s policy to evaluate intangible assets for impairment at least annually in connection with its year-end financial statement preparation.

(4)      OPERATING LEASE COMMITMENTS

The Company leases approximately 37,000 square feet of manufacturing, laboratory and office space in a single-story building located in Franklin, Massachusetts under a lease expiring October 31, 2017.

The Company also leases approximately 7,900 square feet of corporate office space in a multi-story building located in Philadelphia, Pennsylvania under a lease expiring May 31, 2017, with the right to terminate the lease on November 30, 2014 at a cost that the Company has approximated at $43,000.

The Company also leases a corporate apartment in Franklin, Massachusetts under a lease expiring on November 21, 2014, with the right to terminate the lease early upon payment of a termination fee.

Future minimum lease payments for each of the next five years under these operating leases at June 30, 2014 are approximately as follows:

	Franklin	Philadelphia	Total
Year Ending December 31,
2014	$230,000	$94,000	$324,000
2015	457,000	191,000	648,000
2016	468,000	196,000	664,000
2017	389,000	82,000	471,000
2018	—	—	—
Total	$1,544,000	$563,000	$2,107,000

The Company’s facilities lease expense, including accruals for lease incentives, was approximately $142,000 and $99,000 for the three months ended June 30, 2014 and 2013, respectively, and $275,000 and $389,000 for the six months ended June 30, 2014 and 2013, respectively.

(5)      CREDIT FACILITY WITH PLATINUM-MONTAUR LIFE SCIENCES, LLC

On August 31, 2012, the Company and Platinum Montaur Life Sciences, LLC (“Montaur”) entered into a Loan Agreement (the “Loan Agreement”) pursuant to which Montaur made a non-revolving draw credit facility (the “Credit Facility”) of up to $20,000,000 available to the Company, a substantial portion of which is subject to the successful achievement of certain clinical and regulatory milestones set forth in the Loan Agreement, with an initial available principal amount of $5,000,000.  The principal balance of each draw will bear interest from the applicable draw date at a rate of 10% per annum, compounded monthly.  The Company issued to Montaur a Promissory Note dated August 31, 2012, with a maturity date of five years from the date of closing.  The Company used the proceeds from the Credit Facility to fund operations.  As a result of the Company’s 2013 financing transactions, this Credit Facility is currently only available at Montaur’s discretion.

Pursuant to the Loan Agreement, the Company issued Montaur a Warrant to purchase 400,000 shares of its Common Stock, with a term of five years and an exercise price of $20.00 per share (the “Commitment Warrant”).  The fair value of the Warrant was determined to be approximately $4,840,000 and was recorded as a deferred financing cost that will be amortized to interest expense over the term of the note.  Of this cost, $968,004 was reflected in Current Assets, representing the portion to be amortized over the next twelve months.  Amortization of the deferred financing cost for the three and six months ended June 30, 2014 was $242,000 and $484,000, respectively, and is included in interest expense.  In addition, for each $1,000,000 of funds borrowed pursuant to the Credit Facility, the Company will issue Montaur a Warrant to purchase 100,000 shares of Common Stock, with a term of five years and an exercise price equal to 150% of the market price of the Common Stock at the time of the draw, but in no event less than $20.00 or more than $40.00 per share (together with the Commitment Warrant, the “Warrants”).  All of the Warrants are immediately exercisable and will have a term of five years from the issue date.  The exercise price of the Warrants is subject to adjustment for stock splits, combinations or similar events.  An exercise under the Warrants may not result in the holder beneficially owning more than 4.99% or 9.99%, as applicable, of all of the Common Stock outstanding at the time; provided, however, that a Holder may waive the 4.99% ownership limitation upon sixty-one (61) days advance written notice to the Company.

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

(6)      DERIVATIVE WARRANT LIABILITY

Derivative financial instruments are recognized as a liability on the Consolidated Balance Sheet and measured at fair value.  On June 30, 2014 and December 31, 2013, the Company had outstanding Warrants to purchase 1,211,485 and 1,209,211 shares of its Common Stock, respectively.  Included in these outstanding Warrants at June 30, 2014 and December 31, 2013 are Warrants to purchase 700,000 shares, which are considered to be derivative financial instruments.  The fair value of these derivative instruments on June 30, 2014 and December 31, 2013 was approximately $586,000 and $1,119,000, respectively, and is included in Derivative Warrant Liability, a current liability, in the Consolidated Balance Sheet.  Changes in fair value of the derivative financial instruments are recognized in the Consolidated Statement of Operations as a gain or loss on revaluation of Derivative Warrant Liability.  The Gain on Revaluation of Derivative Warrant Liability for the three months ended June 30, 2014 and 2013 were approximately $393,000 and $2,995,000, respectively, and for the six months ended June 30, 2014 and 2013 were approximately $533,000 and $4,676,000, respectively.

The primary underlying risk exposure pertaining to the Warrants is the change in fair value of the underlying common stock for each reporting period.  For the three months ended June 30, 2014 and 2013, no Derivative Warrants were exercised and none expired.

The table below presents the changes in the Derivative Warrant Liability, which is measured at fair value on a recurring basis and classified as Level 3 in fair value hierarchy:

	2014	2013
Derivative Warrant Liability as of January 1	$1,119,155	$5,585,141
Total unrealized losses included in net loss (1)	176,000	781,682
Total unrealized gains included in net loss (1)	(709,000)	(5,305,000)
Total realized gains included in net loss (1)	—	(152,668)
Derivative Warrant Liability as of June 30	$586,155	$909,155

(1) Included in Gain on Revaluation of Derivative Warrant Liability in the Consolidated Statement of Operations.

(7)      PREFERRED STOCK

The Company is authorized to issue up to 40,000,000 shares of preferred stock with such rights, preferences and privileges as are determined by the Board of Directors.

Series C Convertible Preferred Stock

The Company has authorized 10,000 shares of Series C Preferred Stock, of which 1,000 shares were issued and outstanding as of June 30, 2014 and December 31, 2013.

Series D Convertible Preferred Stock

The Company has authorized 3,600,000 shares of Series D Convertible Preferred Stock, of which 1,000,000 shares were issued and outstanding as of June 30, 2014 and December 31, 2013.

Series E Convertible Preferred Stock

The Company has authorized 1,748,613 shares of Series E Convertible Preferred Stock, all of which were issued and outstanding as of June 30, 2014 and December 31, 2013.

(8)      COMMON STOCK

The Company has authorized 150,000,000 shares of Common Stock, of which 12,665,518 and 11,776,578 shares were issued and outstanding as of June 30, 2014 and December 31, 2013, respectively.

January 2013 Financing

On January 31, 2013 and February 1, 2013, the Company entered into underwriting agreements (collectively, the “Underwriting Agreements”) with Aegis Capital Corp. (“Aegis”), as a representative of several underwriters, with respect to the issuance and sale in an underwritten public offering by the Company of an aggregate of 1,567,855 shares of the Company’s Common Stock (including 204,500 shares sold pursuant to the over-allotment option), at a price to the public of $7.50 per share.  The net proceeds to the Company, after deducting the underwriting discount and other offering expenses payable by the Company, from the sale of the shares in the offering were approximately $10,626,000.  On March 1, 2013, the Company used a portion of the net proceeds of the offering to pay off the $3,113,366 balance under the note issued to Montaur in connection with the $20 million non-revolving draw credit facility (see Note 5).

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

Pursuant to the Platinum Securities Purchase Agreement, the Platinum Partners purchased an aggregate of 1,818,182 of the Company’s Capital Stock.  Of that total, Platinum Partners purchased 69,569 shares of the Company’s Common Stock at $2.75 per share, being a premium to the NASDAQ closing price of $2.71 per share on December 9, 2013.  In addition, the Platinum Partners purchased a total of 1,748,613 shares of Series E Preferred Stock (“Preferred Stock”) at a purchase price of $2.75 per share, which, under certain conditions, are exchangeable into shares of the Company’s Common Stock on a one-for-one basis.  The conversion of Preferred Stock into shares of Common Stock, however, is subject to a restriction, which prohibits the conversion of shares of Preferred Stock if the number of shares of Common Stock to be issued pursuant to such conversion would exceed, when aggregated with all other shares of Common Stock owned by the Platinum Partners and their affiliates at such time, the number of shares of Common Stock which would result in Platinum Partners and their affiliates beneficially owning in excess of 19.99% of all of the Company’s Common Stock outstanding at such time.  Under the terms of the Platinum Securities Purchase Agreement, the Platinum Partners also received 181,818 Warrants, having a five-year term and an exercise price of $2.75 per Warrant.  The Warrants are exercisable six months and one day following the issuance date thereof.  Under the terms of the Platinum Securities Purchase Agreement, the Company has, at the request of the Platinum Partners, agreed to prepare a Proxy Statement and seek stockholder approval of the issuance of the Common Stock underlying the Preferred Stock.  The Company received gross proceeds of $5,000,000 from the sale of the securities to the Platinum Partners on December 10, 2013 and incurred issuance costs of $100,000.

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

Under the MTIA SPA, the China Purchasers agreed to purchase a total of 1,818,182 shares of the Company’s Common Stock at $2.75 per share along with 181,818 Warrants, having a five-year term and an exercise price of $2.75 and exercisable six months and one day following the issue date.  As of June 30, 2014, the Company had not received the full proceeds of the sale of the securities from the MTIA with the parties having previously extended the due date for the receipt of all such proceeds to March 27, 2014, from the original closing date of December 12, 2013.  MTIA failed to provide funds in a timely manner, resulting in its material breach of the SPA, which has subsequently expired.  Due to the fact that the Company has not received the full proceeds from MTIA under the SPA, the Company has not issued all of the shares under the MITA SPA or recorded the complete MTIA transaction.  In addition, the Company has not transferred any information related to license, development or commercialization of Symphony to MTIA since, pursuant to the license agreement between the Company and MTIA, the Company is not obligated to transfer technology unless and until MTIA fulfills its obligations under the MTIA SPA.  Through June 30, 2014, the Company has issued 872,728 shares of Common Stock and Warrants to purchase 87,274 shares of Common Stock in exchange for $2,400,000 in gross proceeds, of which the last installment was paid to the Company on April 15, 2014.  The Company incurred issuance costs of $50,000.  The fair value of Warrants issued to MTIA to purchase 87,274 shares of Common Stock was determined to be approximately $174,396 and was recorded as a debit and a credit to Additional Paid in Capital.

Stock Issued in Exchange for Services

During the three months ended June 30, 2014 and 2013, the Company did not issue shares of Common Stock to vendors in exchange for their services.  During the six months ended June 30, 2014 and 2013, the Company issued 2,636 and 7,450 shares, respectively, of Common Stock with a fair value of $8,404 and $89,970, respectively, to vendors in exchange for their services.  The Company recorded expense related to these issuances, which represents the fair value of the related stock at the time of issuance, to Selling, General and Administrative expense.

(9)      EQUITY COMPENSATION PLANS

In March 2003, the Company’s stockholders approved its 2003 Stock Option and Incentive Plan (the “2003 Plan”). Pursuant to the 2003 Plan, the Company’s Board of Directors (or its committees and/or executive Officers delegated by the Board of Directors) may grant incentive and nonqualified stock options, restricted stock, and other stock-based awards to the Company’s employees, Officers, Directors, consultants and advisors.  As of June 30, 2014, there were 10,000 restricted shares of Common Stock issued and options to purchase an aggregate of 39,000 shares of Common Stock outstanding under the 2003 Plan and no shares are available for future grants due to the 2003 Plan’s expiration.

In May 2008, the Company’s stockholders approved the 2008 Equity Compensation Plan, as amended (the “2008 Plan”). The 2008 Plan provides for grants of incentive stock options to employees and nonqualified stock options and restricted stock to employees, consultants and non-employee Directors of the Company.  The maximum number of shares available under the 2008 Plan is 10,000,000 shares.  As of June 30, 2014, there were 136,258 restricted shares of Common Stock issued and options to purchase 1,123,361 shares of Common Stock outstanding under the 2008 Plan and 8,727,381 shares available for future grants.

For the six months ended June 30, 2014, no stock option grants were issued outside of an equity compensation plan.

The following table shows the remaining shares available for future grants for each plan and outstanding shares:

	Equity Compensation Plans		Not Pursuant to a Plan
	2003 Plan	2008 Plan
Shares Available For Issuance
Total reserved for stock options and restricted stock	160,000	10,000,000
Net restricted stock issued net of cancellations	(10,000)	(136,258)
Stock options granted	(154,449)	(1,624,716)
Add back options cancelled before exercise	79,849	488,355
Less shares no longer available due to Plan expiration	(75,400)	—
Remaining shares available for future grants at June 30, 2014	—	8,727,381

Stock options granted	154,449	1,624,716	310,000
Less: Stock options cancelled	(79,849)	(488,355)	(188,333)
Stock options exercised	(35,600)	(13,000)	(66,667)
Net options outstanding before restricted stock	39,000	1,123,361	55,000
Net restricted stock issued net of cancellations	10,000	136,258	6,485
Outstanding options and restricted shares at June 30, 2014	49,000	1,259,619	61,485

 (10)STOCK OPTIONS

The fair value of each stock option award is estimated on the date of grant using the Black-Scholes-Merton option pricing model with certain assumptions noted below.  Expected volatilities are based on historical volatility of the Common Stock using historical periods consistent with the expected term of the options.  The Company uses historical data, as well as subsequent events occurring prior to the issuance of the financial statements, to estimate option exercise and employee termination and forfeitures within the valuation model.  The expected term of Stock Options granted under the Company’s stock plans is based on the average of the contractual term (generally 10 years) and the vesting period (generally 24 to 42 months).  The risk-free rate is based on the yield of a U.S. Treasury security with a term consistent with the option.

For Stock Options issued and outstanding during the three month periods ended June 30, 2014 and 2013, the Company recorded additional paid-in capital and non-cash compensation expense of $137,000 and $254,000, respectively, each net of estimated forfeitures.

The assumptions used principally for Stock Options granted to employees and members of the Company’s Board of Directors in the six months ended June 30, 2014 and 2013 were as follows:

	2014	2013
Risk-free interest rate	0.11% – 2.08%	0.13% - 1.41%
Expected dividend yield	—	—
Expected term	1.0 - 6.0 years	1.0 - 6.5 years
Forfeiture rate (excluding fully vested stock options)	15%	15%
Expected volatility	129% - 141%	129% - 141%

A summary of stock option activity as of and for the six months ended June 30, 2014 is as follows:

Stock Options	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding options at January 1, 2014	1,455,432	$4.90
Granted	159,950	$3.25
Exercised	—	$—
Forfeited or expired	(398,021)	$4.43
Outstanding options at June 30, 2014	1,217,361	$4.84	8.70 years	$—
Exercisable options at June 30, 2014	277,674	$9.60	6.36 years	$—

The weighted-average grant-date fair value of stock options granted during the three and six months ended June 30, 2014 was $1.85 and $3.25 per share, respectively.  As of June 30, 2014, there was approximately $1,428,000 of total unrecognized compensation expense related to non-vested share-based option compensation arrangements. With the exception of the unrecognized share-based compensation related to certain restricted stock grants to Officers and employees that contain performance conditions related to FDA approval for Symphony or the sale of substantially all of the stock or assets of the Company, unrecognized compensation is expected to be recognized over the next four years.

(11)       RESTRICTED STOCK

For restricted stock issued and outstanding during the three month period ended June 30, 2014, and 2013, the Company incurred non-cash compensation expense of approximately $108,000 and $152,000, respectively, each net of estimated forfeitures.

During the three months ended June 30, 2014, the Company granted an aggregate of 12,550 restricted shares of Common Stock to certain Officers, employees, Directors and consultants of the Company.  The grants were issued pursuant to the 2008 Plan.

A summary of non-vested restricted stock activity as of and for the six months ended June 30, 2014 is as follows:

Restricted Stock	Shares	Weighted- Average Grant-Date Fair Value
Non-vested shares at January 1, 2014	201,655	$10.66
Granted	29,686	$3.19
Vested	(55,301)	$7.44
Forfeited	(23,297)	$6.03
Non-vested shares at June 30, 2014	152,743	$11.08

Among the 152,743 shares of non-vested restricted stock, the various vesting criteria include the following:

•	51,785 shares of restricted stock vest upon the FDA approval of Symphony or the sale of the Company; and

•	100,958 shares of restricted stock vest over four years, at each of the anniversary dates of the grants.

As of June 30, 2014, there was approximately $550,000 of total unrecognized compensation expense related to non-vested share-based restricted stock arrangements granted pursuant to the Company’s equity compensation plans that vest over time in the foreseeable future.  As of June 30, 2014, the Company cannot estimate the timing of completion of performance vesting requirements required by certain of these restricted stock grant arrangements.  Compensation expense related to these restricted share grants will be recognized when the Company concludes that achievement of the performance vesting conditions is probable.

(12)       WARRANTS

The Company uses valuation methods and assumptions that consider among other factors the fair value of the underlying stock, risk-free interest rate, volatility, expected life and dividend rates in estimating fair value for the Warrants considered to be derivative instruments.  The following assumptions were utilized by the Company:
	2014	2013
Risk-free interest rate	1.44% - 1.80%	0.65% - 1.49%
Expected dividend yield	—	—
Expected term (contractual term)	3.2 – 3.4 years	4.2 – 4.4 years
Expected volatility	120% - 122%	121% - 122%

Expected volatilities are based on historical volatility of the Common Stock using historical periods consistent with the expected term of the Warrant.  The risk-free rate is based on the yield of a U.S. Treasury security with a term consistent with the Warrant.

In the three and six months ended June 30, 2014, the Company issued 18,182 and 69,092 Warrants, respectively, in connection with partial closings related to the private placement of the Company’s Common Stock with MTIA (See Note 8).

At June 30, 2014, the Company had the following outstanding Warrants:
	Number of Shares Exercisable	Exercise Price	Date of Expiration
Outstanding Warrants accounted for as derivative Warrant liability:
Granted to debt holder	400,000	$20.00	8/31/2017
Granted to debt holder	100,000	21.30	9/20/2017
Granted to debt holder	50,000	22.70	10/17/2017
Granted to debt holder	150,000	21.10	11/6/2017
Total outstanding Warrants accounted for as derivative Warrant liability	700,000
Weighted average exercise price		$20.61
Weighted average time to expiration			3.48 years

Outstanding Warrants accounted for as equity:
Granted to investors in private placement	76,800	$20.00	11/13/2014
Granted to placement agent in private placement	25,695	15.00	11/13/2014
Granted to investors in private placement	6,300	20.00	12/3/2014
Granted to investors in private placement	34,147	22.50	2/9/2015
Granted to placement agents in private placement	2,853	22.50	2/9/2015
Granted to investor in private placement	638	22.50	3/18/2015
Granted to investors in private placement	95,960	30.00	12/7/2014
Granted to investors in private placement of common and preferred stock	181,818	2.75	12/10/2018
Granted to investors in private placement of common stock	18,182	2.75	2/20/2019
Granted to investors in private placement of common stock	69,092	2.75	6/17/2019
Total outstanding Warrants accounted for as equity	511,485
Weighted average exercise price		$12.73
Weighted average time to expiration			2.00 years

Totals for all Warrants outstanding:
Total	1,211,485
Weighted average exercise price		$17.29
Weighted average time to expiration			3.22 years

A summary of Warrant activity for the six months ended June 30, 2014 is as follows:

Warrants	Shares	Weighted- Average Exercise Price
Outstanding Warrants at January 1, 2014	1,209,211	$17.92
Granted	87,274	$2.75
Exercised	—	$—
Forfeited or expired	(85,000)	$11.35
Outstanding Warrants at June 30, 2014	1,211,485	$17.29

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

The Company received a licensing fee of approximately $500,000 upon execution of the Handok License and the right to receive future milestone payments and royalties. The Company recognizes these upfront, nonrefundable payments as revenue on a straight-line basis over the contractual or estimated performance period.  During the three months ended June 30, 2014 and 2013, the Company recorded approximately $19,000 and $23,000, respectively, of nonrefundable license revenue.  During the six months ended June 30, 2014 and 2013, the Company recorded approximately $38,000 and $45,000, respectively, of nonrefundable license revenue.  As of June 30, 2014, approximately $76,000 is recognizable over the next 12 months and is shown as current deferred revenue.  The remaining $38,000 is recognizable as revenue beyond the 12 month period and is classified as non-current.

In December 2013, in connection with a capital raising transaction, the Company entered into a license, development and commercialization agreement with MTIA (the “License Agreement”).  Later in December 2013, January 2014 and March 2014, the License Agreement with MTIA was amended to extend the due date to March 27, 2014 for receipt of all proceeds past the original closing date of December 12, 2013.  The amendment provides that the Company is not required to commence its obligations under the License Agreement, including the transfer of any technology or other documents, products or information to MTIA, until the Company has received the full proceeds from the capital raising transaction.  To date, the Company has received from MTIA $2,400,000 of the anticipated $5,000,000 in proceeds in accordance with the capital raising transaction (see Note 8).  Since MTIA did not fulfill its obligations with respect to the capital raising transaction, the Company has not transferred any information to MTIA relating to the license, development or commercialization of our product in accordance with the License Agreement.

(14)       LITIGATION

In February 2014, Patrick T. Mooney, M.D., the Company’s former President and Chief Executive Officer, and his wife, Elizabeth Mooney, filed a complaint against us and certain of the Company’s Directors and Officers in the Court of Common Pleas in Philadelphia County.  The complaint, which alleges (i) that Dr. Mooney’s termination was in breach of his employment agreement and that he is entitled to certain severance benefits; (ii) that certain legally required disclosures by the Company and its General Counsel defamed Dr. Mooney; and (iii) that Dr. Mooney’s wife is entitled to damages under a theory of loss of consortium, seeks in excess of $20 million in damages.  The Company has filed an amended answer to the complaint and amended its counterclaims against Dr. Mooney in order to conserve cash that the Company does not believe it can ultimately recover from Dr. Mooney even if it prevailed on those counterclaims.  The Company believes it has strong defenses to the claims asserted and intends to defend them vigorously.  The Company similarly believes it has strong support for its counterclaim and will pursue it vigorously.  The Court has set a tentative trial date in July 2015.

In July, 2014, Dr. Mooney and his wife filed a complaint against the Company, certain of its directors and Officers and a former Director and officer alleging (i) wrongful use of civil proceedings; (ii) abuse of process; and (iii) that Dr. Mooney’s wife is entitled to damages under a theory of loss of consortium, seeks in excess of $30 million in damages.  The complaint was filed following the Company’s amendment of certain counterclaims filed against Dr. Mooney in connection with litigation initiated by Dr. Mooney against us, Echo’s Board of Directors and Ms. Burke in connection with the Company’s September 2013 termination of Dr. Mooney for cause pursuant to his employment agreement.  The Company believes it acted lawfully and in good faith, has strong defenses to the claims asserted and intends to vigorously defend against this lawsuit.

(15)           SUBSEQUENT EVENTS

Management has evaluated events subsequent to June 30, 2014.  Other than as discussed in Notes 1 and 14, there are no subsequent events that require adjustment to or disclosure in the Financial Statements.

Effective at midnight on June 30, 2014, Robert F. Doman’s consulting contract with the Company expired in accordance with its terms and, accordingly, he no longer serves as the Company’s Executive Chairman and Interim Chief Executive Officer.  On June 30, 2014, the Board appointed Kimberly A. Burke to serve as Interim Chief Executive Officer of Echo, effective July 1, 2014 and continuing for the sixty-day period expiring on August 30, 2014 or, if earlier, such date as a candidate is identified and appointed by the Board to serve as the Company’s Chief Executive Officer.  Ms. Burke also serves as Echo’s Principal Executive Officer and continues to serve the Company as its General Counsel and Chief Compliance Officer.  The Board continues to work with a retained executive search firm to hire a well-qualified Chief Executive Officer.  William Grieco, the Chairman of the Company’s Nominating and Corporate Governance Committee, is leading this search.

Effective July 15, 2014, Christopher P. Schnittker resigned as Senior Vice President and Chief Financial Officer of Echo to accept another opportunity.  Effective July 16, 2014, the Board appointed Charles T. Bernhardt to serve as Interim Chief Financial Officer of Echo.

Under Section 5.6 of the Platinum Securities Purchase Agreement, at the reasonable request of Platinum Partners, the Company is required to prepare and file with the SEC a Proxy Statement and seek stockholder approval of the issuance of the Common Stock underlying the Series E Preferred Stock and the Warrants.  The Company is required to file the proxy statement as promptly as reasonably practicable, but in any event no later than 30 business days following the receipt of the request.  Thereafter, as promptly as reasonably practicable, but in any event no later than three business days after the Proxy Statement becomes definitive, the Company is required to duly call, give notice to stockholders, convene and hold the Special Meeting, which shall be held no later than 45 business days following the request.  On July 9, 2014, Platinum Partners delivered to the Company a Notice of Request to Call a Special Meeting of Stockholders, in which Platinum Partners requested pursuant to Section 5.6 of the Platinum Stock Purchase Agreement that the Company call a Special Meeting of stockholders to seek stockholder approval of the issuance of 1,748,613 shares of the Common Stock upon the conversion of the 1,748,613 shares of Series E Preferred Stock.

Echo announced that it has taken steps to substantially reduce operating costs and preserve cash while further refining its development efforts and resources on implementing key product performance enhancements to its Symphony CGM System.  The Company has implemented significant cost reductions across all aspects of its operations in both external spend and workforce, including reductions in general and administrative expenditures, manufacturing, clinical and product development expenditures.  The Company anticipates a meaningful decrease in expenses as a result of the most recent cost reduction efforts.  As a result of these new initiatives, that include 35% reduction in employees, the monthly burn rate is projected to decrease by 40%-50% as compared to the average monthly burn rate experienced during the first six months of 2014.

The Company continues to explore a variety of funding alternatives which it believes, together with the cost reduction initiatives, is necessary to permit the Company to ultimately achieve its clinical trial and regulatory approval objectives.  In the absence of a financing or strategic transaction, Echo's ability to achieve its previously stated product development timelines will be negatively impacted by the Company’s effort to preserve cash and reduce expenses.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion of our financial condition and results of operations should be read in conjunction with the financial statements and the related notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 and elsewhere in this report.  The matters discussed herein contain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Section 27A of the Securities Act of 1933, as amended, which involve risks and uncertainties.  All statements other than statements of historical information provided herein may be deemed to be forward-looking statements.   Without limiting the foregoing, the words “believes”, “anticipates”, “plans”, “expects” and similar expressions are intended to identify forward-looking statements. The factors that could cause actual future results to differ materially from current expectations include, but are not limited to, risks related to regulatory approvals and the success of our ongoing studies, including the safety and efficacy of Symphony, the failure of future development and preliminary marketing efforts related to Symphony, risks and uncertainties relating to our ability to develop, market and sell diagnostic products based on our skin permeation platform technologies, the availability of substantial additional capital to support our research, development and product commercialization activities, the success of our research, development, and regulatory approval, marketing and distribution plans and strategies, including those plans and strategies related to Symphony, and the outcome of current litigation and those discussed in “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013 and the risks discussed in our other filings with the SEC. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect Management’s analysis, judgment, belief or expectation only as of the date hereof.  We undertake no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date hereof.

Business

We are a medical device company with expertise in advanced skin permeation technology.  We are developing the Symphony CGM System as a non-invasive, wireless, continuous glucose monitoring system for use initially in the critical care setting.  A significant longer-term opportunity may also exist for Symphony to be used in the hospital beyond the critical care setting, as well as in patients with diabetes in the outpatient setting.  We have also developed our needle-free skin preparation device, the Symphony SkinPrep System, as a platform technology to enhance extraction of analytes and delivery of topical pharmaceuticals.

Research and Development

We believe that ongoing research and development (“R&D”) efforts are essential to our success.  A major portion of our operating expenses to date is related to our research and development activities. R&D expenses generally consist of internal salaries and related costs, and third-party vendor expenses for product design and development, product engineering and contract manufacturing.  In addition, R&D costs include regulatory consulting, feasibility product testing (internal and external) and conducting nonclinical and clinical studies.  R&D expenses were approximately $3,148,000 for the six months ended June 30, 2014 and $11,299,000 for the year ended December 31, 2013.  Licensed or acquired technology developed by third parties may be an additional source of potential products; however, our ability to raise sufficient financing may impact our level of R&D spending.

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

Results of Operations

Comparison of the Three Months ended June 30, 2014 and 2013

Licensing Revenue — We signed two licensing agreements during fiscal year 2009, each with a minimum term of ten years, that required non-refundable license payments by the licensees.  The non-refundable license payments received in cash totaled $1,250,000 across both transactions.  We are recognizing the non-refundable payments as revenue on a straight-line basis over our contractual or estimated performance period.  Periodically, we have adjusted our amortization period for revenue recognition for each of our license arrangements to reflect a revision in the estimated timing of regulatory approval.  We determined that approximately $19,000 and $23,000 of licensing revenue was recognizable in the three months ended June 30, 2014 and 2013, respectively.

Research and Development Expenses — Research and development expenses decreased by approximately $2,272,000, or 57%, to approximately $1,747,000 for the three months ended June 30, 2014 from approximately $4,019,000 for the three months ended June 30, 2013.  R&D expenses decreased primarily as a result of engineering and design expenses incurred in 2013 with outside contractors and personnel relating to Symphony that did not reoccur in 2014.

R&D expenses for Symphony amounted to approximately 44% and 66% of total operating expenses during the three months ended June 30, 2014 and 2013, respectively.  For the three months ended June 30, 2014, expenses consisted of primarily development, clinical and manufacturing of $1,171,000, $125,000 and $184,000, respectively.  For the three months ended June 30, 2013, expenses consisted of primarily development, clinical and manufacturing of $3,016,000, $762,000 and $201,000, respectively.

Selling, General and Administrative Expenses — Selling, general and administrative expenses increased by approximately $89,000, or 4%, to approximately $2,187,000 for the three months ended June 30, 2014 from approximately $2,098,000 for the three months ended June 30, 2013.  Selling, general and administrative expenses represented 56% and 34% of total operating expenses during the three months ended June 30, 2014 and 2013, respectively.

As a result of Management’s effort at reducing cost, during the three months ended June 30, 2014, the Company experienced a decrease of approximately $823,000 in expenses as compared to the same period during 2013, for which the majority of the savings were related to personnel costs of approximately $330,000, investor relations of approximately $130,000 and public company filing fees of approximately $190,000.  However, these expense savings during the three months ended June 30, 2014 were offset by approximately $910,000 in expenses, many of which were unplanned and were primarily related to an increase in costs associated with our proxy advisory solicitation services for approximately $286,000, legal and intellectual property expense of approximately $180,000, other proxy and contested stockholder election costs of approximately $274,000, and recruiting costs of approximately $170,000.

Interest Income — Interest income was approximately $1,000 and $1,000 for each of the three months ended June 30, 2014 and 2013, respectively.

Interest Expense — Interest expense was approximately $244,000 and $242,000 for the three months ended June 30, 2014 and 2013, respectively.  The increase in interest expense in for the three months ended June 30, 2014 as compared to the three months ended June 30, 2013 is a result of an insurance premium financing arrangement established in 2014.  The remaining 2014 and the entire 2013 interest expense represents the amortization of deferred financing costs for the fair value of the Commitment Warrant issued pursuant to the Montaur Credit Facility established in August 2012.

Gain on Revaluation of Derivative Warrant Liability — Changes in the fair value of derivative financial instruments are recognized in the Consolidated Statement of Operations as a derivative gain or loss.  The primary underlying risk exposure pertaining to the Warrants is the change in fair value of the underlying common stock.  The gain on revaluation of the derivative Warrant liability for the three months ended June 30, 2014 and 2013 was approximately $393,000 and $2,995,000, respectively.

Net Loss — As a result of the factors described above, we had a net loss of approximately $3,764,000 for the three months ended June 30, 2014 compared to approximately $3,341,000 for the three months ended June 30, 2013.

Comparison of the Six Months ended June 30, 2014 and 2013

Licensing Revenue — We signed two licensing agreements during fiscal year 2009, each with a minimum term of ten years, that required non-refundable license payments by the licensees. The non-refundable license payments received in cash totaled $1,250,000 across both transactions.  We are recognizing the non-refundable payments as revenue on a straight-line basis over our contractual or estimated performance period.  Periodically, we have adjusted our amortization period for revenue recognition for each of our license arrangements to reflect a revision in the estimated timing of regulatory approval.  We determined that approximately $38,000 and $45,000 of licensing revenue was recognizable in the six months ended June 30, 2014 and 2013, respectively.

Research and Development Expenses — Research and development expenses decreased by approximately $4,091,000, or 57%, to approximately $3,148,000 for the six months ended June 30, 2014 from approximately $7,239,000 for the six months ended June 30, 2013.  R&D expenses decreased primarily as a result of engineering and design expenses incurred in 2013 with outside contractors and personnel relating to Symphony that did not reoccur in 2014.

R&D expenses for Symphony amounted to approximately 48% and 62% of total operating expenses during the six months ended June 30, 2014 and 2013, respectively.  For the six months ended June 30, 2014, expenses consisted of primarily development, clinical and manufacturing of $1,766,000, $288,000 and $401,000 respectively.  For the six months ended June 30, 2013, expenses consisted of primarily development, clinical and manufacturing of $6,084,000, $842,000 and $226,000, respectively.

Selling, General and Administrative Expenses — Selling, general and administrative expenses decreased by approximately $923,000, or 21%, to approximately $3,475,000 for the six months ended June 30, 2014 from approximately $4,398,000 for the six months ended June 30, 2013.  Selling, general and administrative expenses represented 52% and 38% of total operating expenses during the six months ended June 30, 2014 and 2013, respectively.

As a result of Management’s effort at reducing cost, during the first six months of 2014 the Company experienced a decrease of approximately $1,664,000 in expenses as compared to the same period in 2013, for which the majority of the savings were related to personnel costs of approximately $800,000, investor relations cost reductions of approximately $380,000, public company filing fees of approximately $204,000 and marketing cost reductions of $280,000.  However these expense savings were partially offset by approximately $740,000 in expenses, many of which were unplanned and primarily related to an increase in costs associated with our proxy advisory solicitation services of approximately $286,000, legal expenses of approximately $20,000, other proxy and contested stockholder election costs of approximately $274,000, and overall recruiting costs of approximately $160,000.

Interest Income — Interest income was approximately $1,000 and $2,000 for each of the six months ended June 30, 2014 and 2013, respectively.

Interest Expense — Interest expense was approximately $487,000 and $3,416,000 for the six months ended June 30, 2014 and 2013, respectively.  The decrease in interest expense in 2014 over 2013 was related to noncash deferred financing costs in 2013 incurred in conjunction with our Credit Facility with Montaur that did not reoccur in 2014.  The 2013 interest expense represents the amortization of deferred financing costs for the fair value of the Commitment Warrant issued pursuant to the Montaur Credit Facility and interest incurred on the outstanding notes repaid in March 2013.  The 2014 expense represents primarily amortization of the same deferred financing costs plus other interest expense resulting from the insurance premium financing arrangement established in 2014.

Gain on Revaluation of Derivative Warrant Liability — Changes in the fair value of derivative financial instruments are recognized in the Consolidated Statement of Operations as a derivative gain or loss. The primary underlying risk exposure pertaining to the Warrants is the change in fair value of the underlying common stock. The gain on revaluation of the derivative Warrant liability for the six months ended June 30, 2014 and 2013 was approximately $533,000 and $4,676,000, respectively.

Net Loss — As a result of the factors described above, we had a net loss of approximately $6,537,000 for the six months ended June 30, 2014 compared to approximately $10,330,000 for the six months ended June 30, 2013.

Recent Management Changes

Effective at midnight on June 30, 2014, Robert F. Doman’s consulting contract with Echo expired in accordance with its terms and, accordingly, he no longer serves as the Interim Chief Executive Officer of Echo.  On June 30, 2014, the Board appointed Kimberly A. Burke to serve as Interim Chief Executive Officer of Echo, effective July 1, 2014 and continuing for the sixty-day period expiring on August 30, 2014 or, if earlier, such date as a candidate is identified and appointed by the Board to serve as Echo’s Chief Executive Officer.  Ms. Burke also serves as Echo’s Principal Executive Officer and continues to serve the Company as General Counsel and Chief Compliance Officer.  The Board continues to work with a retained executive search firm to hire a well-qualified Chief Executive Officer.  William Grieco, the Chairman of the Company’s Nominating and Corporate Governance Committee, is leading this search for the Board.

Effective July 15, 2014, Christopher P. Schnittker resigned as Senior Vice President and Chief Financial Officer of Echo to accept another opportunity.  Effective July 16, 2014, the Board appointed Charles T. Bernhardt to serve as Interim Chief Financial Officer of Echo.

Liquidity and Capital Resources

We have financed our operations since inception primarily through sales of our Common Stock and preferred stock, the issuance of convertible promissory notes, draws from our non-revolving Montaur Credit Facility, unsecured and secured promissory notes, non-refundable payments received under license agreements, and cash received in connection with exercises of Common Stock options and Warrants.  As of June 30, 2014, we had approximately $4,106,000 of cash and cash equivalents, with no other short term investments.  Management intends to actively pursue additional financing to fund its operations.  In the case that additional funding or financing is not available or acceptable to the Company, no assurances can be given that operations will be funded beyond November 30, 2014, as projected with our recently enacted cost reductions (see Note 15).

Pursuant to the SPA between the Company and MTIA, as amended on January 30, 2014, in March 2014 and on June 17, 2014, the Company would sell 1,818,182 shares of its Common Stock and 181,818 Warrants to purchase its Common Stock to MTIA for an aggregate purchase price of $5,000,000, such sales to be made in three installments through March 27, 2014.  From February 4, 2014 through April 15, 2014, the Company received gross proceeds of $2,400,000 of the anticipated $5,000,000 in connection with the SPA. In connection with the receipt of those proceeds, the Company has issued to MTIA 872,728 shares of its Common Stock and 87,274 Warrants to purchase its Common Stock (see Note 8).  Based on representations made by MTIA to the Company, the Company had anticipated the receipt of the full $5,000,000 from MTIA despite the fact that the funding dates in the SPA, as amended, have passed without receipt of funds from MTIA.  MTIA’s failure to provide funds in a timely manner resulted in its material breach of the SPA, which has subsequently expired.  The Company remains in discussions with MTIA regarding MTIA’s purchase of the additional $2,600,000 in Company securities and MTIA continues to reiterate its interest in the Company’s Symphony CGM System, to which MTIA is entitled only after completing its investment in the Company.   No assurances can be given, however, that the Company will be successful in entering into a new agreement with MTIA.

Net cash used in operating activities was approximately $6,517,000 for the six months ended June 30, 2014.  The use of cash in operating activities was primarily attributable to the net loss of approximately $6,537,000, adjusted for non-cash items and changes in assets and liabilities.

Net cash provided by investing activities was approximately $219,000 for the six months ended June 30, 2014.  Cash of approximately $250,000 was released for restricted cash held in escrow under a letter of credit for the benefit of a vendor during the six month period ended June 30, 2014 at the end of that vendor relationship.

Net cash provided by financing activities was approximately $2,350,000 for the six months ended June 30, 2014, which consisted of $2,400,000 in proceeds less $50,000 in issuance costs during the period from our private placement with MTIA less related financing expenses.

At June 30, 2014, we had outstanding Warrants to purchase 1,211,485 shares of Common Stock at exercise prices ranging from $2.75 per share to $30.00 per share with a weighted average exercise price of $17.29 per share.  If exercised in full, these could future provide cash proceeds to the Company of approximately $20,943,000.

We continue to aggressively pursue additional financing from existing relationships (current and prior stockholders, investors and lenders) and from new investors through placement agents and investment bankers to support operations, including our product and clinical development programs.

We endeavor to manage our costs aggressively and increase our operating efficiencies while advancing our medical device product development and clinical programs.  During the six months ended June 30, 2014, we managed our medical device product development, clinical and operating costs while pursuing necessary funding. In order to advance our product and clinical development programs, establish contract manufacturing, pursue CE Marking and FDA approval for Symphony and support our operating activities, our monthly operating costs associated with salaries and benefits, regulatory and public company, consulting, contract engineering and manufacturing, legal and other working capital costs may increase. In the past, we have relied primarily on raising capital or issuing debt in order to meet our operating budget needs and to achieve our business objectives, and we plan to continue that practice in the future. Although we have been successful in the past with raising sufficient capital to conduct our operations, we will continue to vigorously pursue additional financing as necessary to meet our business objectives; however, there can be no guarantee that additional capital will be available in sufficient amounts on terms favorable to us, if at all.

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

We have generated limited revenue and have had operating losses since inception, including a net loss of approximately $19,067,000 and $6,537,000 for the year ended December 31, 2013 and six months ended June 30, 2014, respectively.  As of June 30, 2014, we had an accumulated deficit of approximately $119,506,000.  We have no current sources of material ongoing revenue, other than the recognition of revenue from upfront license fees and potential future milestone payments and royalties under our current license and collaboration agreements.  Our losses have resulted principally from costs incurred in connection with our research and development activities and from general and administrative costs associated with our operations.  We also expect to have negative cash flows for the foreseeable future as we fund our operating losses and capital expenditures.  This will result in decreases in our working capital, total assets and stockholders’ equity, which may not be offset by future funding.

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

ITEM 4.  CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

Our Management, with the participation of our Interim Chief Executive Officer and Interim Chief Financial Officer, evaluated the effectiveness of the design and operations of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) as of the end of the period covered by this report.  Based on that evaluation, our Interim Chief Executive Officer and our Interim Chief Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this report were effective in ensuring that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that the information required to be disclosed by us in such reports is accumulated and communicated to our Management, including our Interim Chief Executive Officer and Interim Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

PART II—OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

In February 2014, Patrick T. Mooney, M.D., our former President and Chief Executive Officer, and his wife, Elizabeth Mooney, filed a complaint against us and certain of our Directors and Officers in the Court of Common Pleas in Philadelphia County.  The complaint, which alleges (i) that Dr. Mooney’s termination was in breach of his employment agreement and that he is entitled to certain severance benefits; (ii) that certain legally required disclosures by the Company and its General Counsel defamed Dr. Mooney; and (iii) that Dr. Mooney’s wife is entitled to damages under a theory of loss of consortium, seeks in excess of $20 million in damages.  We have filed a response to the Complaint seeking dismissal of four of the six counts, denying the allegations in the two counts we have not sought to dismiss, and asserting counterclaims against Dr. Mooney.  Dr. Mooney has denied the allegations of the counterclaims.  The Company has filed an amended answer to the complaint and amended its counterclaims against Dr. Mooney in order to conserve cash that the Company does not believe it can ultimately recover from Dr. Mooney even if it prevailed on those counterclaims.  We believe we have strong defenses to the claims asserted and we intend to defend them vigorously.  We similarly believe we have strong support for our counterclaim and will pursue it vigorously.  The Court has set a tentative trial date in July 2015.

In July, 2014, Patrick T. Mooney, M.D., our former President and Chief Executive Officer, and his wife, Elizabeth Mooney, filed a complaint against us, certain of our directors and Officers and a former Director and officer alleging (i) wrongful use of civil proceedings; (ii) abuse of process; and (iii) that Dr. Mooney’s wife is entitled to damages under a theory of loss of consortium, seeking in excess of $30 million in damages.  The complaint was filed following our amendment of certain counterclaims filed against Dr. Mooney in connection with litigation initiated by Dr. Mooney against us, our Board of Directors and Ms. Burke in connection with ourSeptember 2013 termination of Dr. Mooney for cause pursuant to his employment agreement.  We believe we acted lawfully and in good faith, have strong defenses to the claims asserted and we intend to vigorously defend against this lawsuit. (See Note 14 – Litigation for additional details.)

ITEM 1A.  RISK FACTORS.

We continue to require substantial amounts of capital, without which we will be unable to develop and commercialize our product candidates or provide assurance of continued operations beyond November 30, 2014.

During the quarter ended September 30, 2013, we implemented a number of substantial cost reduction measures in ways that we believe does not diminish our ability to execute on our short-term objectives as part of a restructuring plan recommended by our then Executive Chairman and Interim Chief Executive Officer and approved by our independent Directors on September 30, 2013.  This was achieved through cost-cutting initiatives aimed at reducing future operating costs, particularly marketing and manufacturing expenditures and corporate general and administrative costs.  While improving operating efficiency and containing costs are on-going priorities, we have targeted cost reductions across all aspects of our operations in both external spend and head count.  On September 30, 2013, we implemented a staff reduction of approximately 33% of our workforce.  As a result of these cost savings initiatives, our net cash used in operating activities for the final three months of 2013 and the first six months ended June 30, 2014 decreased by approximately 39% from the average quarterly cash usage as experienced during the first nine months of 2013.  However the extent of potential expense savings were primarily offset by an increase in costs associated with our Proxy process and contested Stockholder Election of approximately $580,000.

As of June 30, 2014, the Company had cash of approximately $4,106,000, working capital of approximately $2,756,000 and an accumulated deficit of approximately $119,506,000.  While Management continues its efforts to reduce controllable operating expenses, the Company continues to incur recurring losses from operations.  The Company will need to secure additional capital to fund its product development, research, manufacturing and clinical programs in its current planned operations.  The Company has funded its operations in the past primarily through debt and equity issuances.  Management intends to actively pursue additional financing to fund its operations.  However, no assurances can be given that funds will be available on terms acceptable to the Company, if at all.  In the case that additional funding or financing is not available to the Company, no assurances can be given that operations will be funded beyond November 30, 2014, as projected with our recently enacted cost reductions (see Note 15).

We expect to seek funding through all viable sources including, but not limited to, public or private equity financings and existing or new licensing or collaboration agreements.  Due to existing equity market conditions, the market price of our Common Stock being highly volatile, the low trading volume of our Common Stock and the development-stage status of Symphony, no assurance can be provided that additional funding will be available to us on acceptable terms, if at all.

In addition, existing financing sources may be unavailable or unwilling to provide financing in a timely fashion, including without limitation, our ability to receive funding under the Montaur Credit Facility or remaining proceeds we anticipated receiving from MTIA pursuant to the December 2013 Securities Purchase Agreement between us and MTIA.  The Company remains in discussions with MTIA regarding MTIA’s purchase of the additional $2,600,000 in Company securities and MTIA continues to reiterate its interest in the Company’s Symphony CGM System, to which MTIA is entitled only after completing its investment in the Company.   No assurances can be given, however, that the Company will be successful in entering into a new agreement with MTIA.

If we are unable to obtain additional financing or we are unable to access financing from existing or future financing sources in a timely fashion, we may not be able to meet our research, development and commercialization goals, which in turn could adversely affect our ability to conduct business beyond November 30, 2014, as projected with our recently enacted cost reductions.

Proxy contests threatened or commenced against the Company could be disruptive and costly and the possibility that activist shareholders may wage proxy contests or gain representation on or control of our Board of Directors could cause uncertainty about the strategic direction of our business.

Stockholders of the Company may from time to time engage in proxy solicitations, advance stockholder proposals or otherwise attempt to effect changes or acquire some level of control over the Company. Campaigns by stockholders to effect changes at publicly-traded companies are sometimes led by investors seeking to increase short-term stockholder value by advocating corporate actions such as financial restructuring, increased borrowing, special dividends, stock repurchases or even sales of assets or the entire company.

At the 2014 Annual Meeting of Stockholders, an investor group led by Platinum Management (NY) LLC (the “Platinum Group”) waged a proxy contest to elect a director in opposition to one of the candidates recommended for election by the Board which resulted in Platinum Management being able to cause another one of its designees, Shepard M. Goldberg, to be elected to the Board of Directors. In addition, another member of the Board of Directors, Michael M. Goldberg, M.D., is a designee of Platinum Partners Value Arbitrage Fund L.P., a member of the Platinum Group.

If the Platinum Group continues to pursue contested solicitations or other activist campaigns that contest, or conflict with, the Company’s strategic direction or seek additional changes in the composition of the Board of Directors, any such actions could have an adverse effect on the Company because:

•
responding to proxy contests and other actions by activist stockholders such as the Platinum Group can disrupt our operations, be costly and time-consuming and divert the attention of our Board and senior management from the pursuit of business strategies, which could adversely affect the Company’s results of operations and financial condition;

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

•	individuals elected to our Board with a specific agenda may adversely affect our ability to effectively implement our business strategy and create additional value for our stockholders.

Our success will depend on our ability to attract and retain our key personnel.

We are highly dependent on our senior management team and the senior members of our product development team. Recent executive departures, in addition to our need for additional funding and our recent stockholder activism, could adversely impact our ability to attract and retain a Chief Executive Officer and a Chief Financial Officer, as well as retain our current key personnel.  Our success will depend on our ability to attract and retain qualified personnel to continue development of Symphony and operate our business, including senior management, scientists, clinicians, engineers and other highly-skilled personnel.  Effective at midnight on June 30, 2014, Robert F. Doman’s consulting contract with Echo expired in accordance with its terms and, accordingly, he no longer serves as the Interim Chief Executive Officer of Echo.  On June 30, 2014, the Board appointed Kimberly A. Burke to serve as Interim Chief Executive Officer of Echo, effective July 1, 2014 and continuing for the sixty-day period expiring on August 30, 2014 or, if earlier, such date as a candidate is identified and appointed by the Board to serve as Echo’s Chief Executive Officer.  Ms. Burke also serves as Echo’s Principal Executive Officer and continues to serve the Company as General Counsel and Chief Compliance Officer.  The Board continues to work with a retained executive search firm to hire a well-qualified Chief Executive Officer and, although a number of candidates have been identified, no acceptable candidate has committed to the Company.  Effective July 15, 2014, Christopher P. Schnittker resigned as Senior Vice President and Chief Financial Officer of Echo to accept another opportunity.  Effective July 16, 2014, the Board appointed Charles T. Bernhardt to serve as Interim Chief Financial Officer of Echo.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On December 10, 2013, we entered into a Stock Purchase Agreement, as subsequently amended in December 2013,January 2014, pursuant to which, on June 17, 2014, we issued and sold to an accredited investor an aggregate of 690,910 shares of Common Stock at a purchase price of $2.75 per share, for aggregate consideration of $1,900,000 in cash.  We deemed the offer, sale and issuance of these securities to be exempt from registration under the Securities Act in reliance on Section 4(2) of the Securities Act, including Regulation D and Rule 506 promulgated thereunder, relative to transactions by an issuer not involving a public offering. The purchaser of the securities represented to us that it was an accredited investor and was acquiring the shares for investment purposes only and not with a view to, or for sale in connection with, any distribution thereof and that it could bear the risks of the investment and could hold the securities for an indefinite period of time. The purchaser received written disclosures that the securities had not been registered under the Securities Act and that any resale must be made pursuant to a registration statement or an available exemption from such registration.

ITEM 6.  EXHIBITS.

The Exhibits listed in the Exhibit Index immediately preceding such Exhibits are filed with or incorporated by reference in this report, except as noted.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ECHO THERAPEUTICS, INC.
Date: August 14, 2014
	By:	/s/ Kimberly A. Burke Kimberly A. Burke Interim Chief Executive Officer, General Counsel and Chief Compliance Officer (Principal Executive Officer)

	By:	/s/Charles T. Bernhardt Charles T. Bernhardt Interim Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
10.1	Third Amendment to the Consulting Agreement by and between the Company and Robert F. Doman dated April 3, 2014.
31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101*
The following materials from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended
June 30, 2014, formatted in XBRL (Extensible Business Reporting Language), (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Cash Flows, and (iv) Notes to Consolidated Financial Statements.

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