Form 10-Q
period 2014-09-30
Echo Therapeutics, Inc.
filed 2014-11-19
CIK 1031927

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014
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

As of November 11, 2014, 12,631,595 shares of the registrant’s Common Stock, $0.01 par value, were issued and outstanding.

	ECHO THERAPEUTICS, INC.
	QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2014

Item		Page
	PART I - FINANCIAL INFORMATION
1.	Consolidated Financial Statements (Unaudited):
	Consolidated Balance Sheets as of September 30, 2014 and December 31, 2013	1
	Consolidated Statements of Operations for the three and nine months ended September 30, 2014 and 2013	2
	Consolidated Statements of Cash Flows for the nine months ended September 30, 2014 and 2013	3
	Notes to Consolidated Financial Statements	4
2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	19
4.	Controls and Procedures	27

	PART II - OTHER INFORMATION
1.	Legal Proceedings	28
1A.	Risk Factors	28
2.	Unregistered Sales of Equity Securities and Use of Proceeds	37
6.	Exhibits	37
SIGNATURES		38
EXHIBIT INDEX

-i-

PART I—FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
ECHO THERAPEUTICS, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)
	September 30, 2014	December 31, 2013
ASSETS
Current Assets:
Cash and cash equivalents	$1,469,405	$8,055,385
Cash restricted pursuant to letters of credit	52,488	302,488
Current portion of deferred financing costs	—	968,004
Prepaid expenses and other current assets	234,207	49,221
Total current assets	1,756,100	9,375,098

Property and Equipment, at cost:
Computer equipment	337,044	323,488
Office and laboratory equipment (including assets under capitalized leases)	740,177	728,152
Furniture and fixtures	755,444	755,444
Manufacturing equipment	111,980	111,980
Leasehold improvements	825,589	825,589
	2,770,234	2,744,653
Less-Accumulated depreciation and amortization	(1,534,874)	(1,248,846)
Net property and equipment (including assets under capitalized leases)	1,235,360	1,495,807

Other Assets:
Restricted cash	9,990	10,490
Intangible assets, net of accumulated amortization	9,625,000	9,625,000
Deferred financing costs, net of current portion	—	2,581,324
Other assets	—	1,576
Total other assets	9,634,990	12,218,390
Total assets	$12,626,450	$23,089,295

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$905,572	$1,036,320
Current portion of deferred revenue from licensing arrangements	76,428	76,428
Current portion of capital lease obligation	—	1,361
Derivative warrant liability	113,155	1,119,155
Accrued expenses and other liabilities	769,974	1,411,107
Total current liabilities	1,865,129	3,644,371

Deferred revenue from licensing arrangements, net of current portion	19,107	76,428
Total liabilities	1,884,236	3,720,799

Commitments and contingencies:
Stockholders’ Equity:
Convertible Preferred Stock:
Series C, $0.01 par value, authorized 10,000 shares, issued and outstanding 1,000 shares at September 30, 2014 and December 31, 2013	10	10
Series D, $0.01 par value, authorized 3,600,000 shares, issued and outstanding 1,000,000 shares at September 30, 2014 and December 31, 2013 (preference in liquidation of $1,000,000)	10,000	10,000
Series E, $0.01 par value, authorized 1,748,613 shares, issued and outstanding 1,748,613 shares at September 30, 2014 and December 31, 2013	17,486	17,486
Common Stock, $0.01 par value, authorized 150,000,000 shares, issued and outstanding 12,648,353 and 11,776,578 shares at September 30, 2014 and December 31, 2013, respectively	126,482	117,764
Additional paid-in capital	135,599,249	132,192,648
Accumulated deficit	(125,011,013)	(112,969,412)
Total stockholders’ equity	10,742,214	19,368,496
Total liabilities and stockholders’ equity	$12,626,450	$23,089,295

See notes to the unaudited consolidated financial statements.

ECHO THERAPEUTICS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2014	2013	2014	2013
Licensing revenue	$19,107	$22,557	$57,321	$67,671
Total revenues	19,107	22,557	57,321	67,671

Operating Expenses:
Research and development	1,200,590	2,756,005	4,348,752	9,994,877
Selling, general and administrative	1,731,868	2,192,412	5,207,103	6,590,206
Total operating expenses	2,932,458	4,948,417	9,555,855	16,585,083

Loss from operations	(2,913,351)	(4,925,860)	(9,498,534)	(16,517,412)

Other Income (Expense):
Interest income	181	877	915	2,580
Interest expense	(3,064,414)	(242,062)	(3,551,482)	(3,657,921)
Gain on disposals of assets	−	−	1,500	−
Gain (loss) on revaluation of derivative warrant liability	473,000	(70,000)	1,006,000	4,605,986
Other income (expense), net	(2,591,233)	(311,185)	(2,543,067)	950,645

Net loss	$(5,504,584)	$(5,237,045)	$(12,041,601)	$(15,566,767)

Net loss per common share, basic and diluted	$(0.43)	$(0.49)	$(0.99)	$(2.06)

Basic and diluted weighted average common shares outstanding	12,660,182	10,688,781	12,199,476	7,571,733

See notes to the unaudited consolidated financial statements.

ECHO THERAPEUTICS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
	For the Nine Months Ended September 30,
	2014	2013
Cash Flows From Operating Activities:
Net loss	$(12,041,601)	$(15,566,767)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	296,686	288,883
Share-based compensation, net	1,056,915	908,983
Fair value of common stock issued for services	8,404	89,970
Gain on revaluation of derivative warrant liability	(1,006,000)	(4,605,986)
Gain on disposal of assets	(1,500)	—
Amortization of discount on note payable	—	2,879,166
Amortization of deferred financing costs	3,549,328	726,003
Changes in assets and liabilities:
Prepaid expenses and other current assets	(184,986)	(51,484)
Other assets	2,076	(1,500)
Accounts payable	(130,748)	(768,127)
Deferred revenue from licensing arrangements	(57,321)	(67,671)
Accrued expenses and other liabilities	(641,133)	14,472
Net cash used in operating activities	(9,149,880)	(16,154,058)

Cash Flows from Investing Activities:
Purchase of furniture, equipment and leasehold improvements	(36,626)	(237,387)
Decrease (increase) in restricted cash	250,000	(250,000)
Proceeds on disposal of furniture, equipment and leasehold improvements	1,887	—
Net cash provided by (used in) investing activities	215,261	(487,387)

Cash Flows From Financing Activities:
Proceeds from issuances of Common Stock and warrants, net of expenses	2,350,000	21,964,575
Repayment of Montaur note payable	—	(3,000,000)
Principal payments on capitalized lease obligations	(1,361)	(1,871)
Net cash provided by financing activities	2,348,639	18,962,704

Net increase (decrease) in cash and cash equivalents	(6,585,980)	2,321,259
Cash and cash equivalents, beginning of period	8,055,385	3,747,210
Cash and cash equivalents, end of period	$1,469,405	$6,068,469

Supplemental Disclosure of Cash Flow Information and Non-Cash Financing Transactions:
Cash paid for interest	$2,154	$114,082

See notes to the unaudited consolidated financial statements.

Echo Therapeutics, Inc.
Notes To Consolidated Financial Statements
Quarter Ended September 30, 2014 (Unaudited)

(1)	ORGANIZATION AND BASIS OF PRESENTATION

Echo Therapeutics, Inc. (the “Company” or “Echo”) is a medical device company with expertise in advanced skin permeation technology.  The Company was developing its Symphony® CGM System (“Symphony”) as a non-invasive, wireless continuous glucose monitoring (“CGM”) system for use initially in hospital critical care units.  The Symphony SkinPrep System (“SkinPrep”), a component of Symphony, allows for enhanced skin permeation that enables extraction of analytes such as glucose and enhanced delivery of topical pharmaceuticals.

The accompanying unaudited consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Sontra Medical, Inc., a Delaware corporation.  All significant intercompany balances and transactions have been eliminated in consolidation.  These financial statements have been prepared in conformity with Generally Accepted Accounting Principles (“GAAP”) in the United States consistent with those applied in, and should be read in conjunction with, the Company’s audited consolidated financial statements and related footnotes for the year ended December 31, 2013 included in the Company’s Annual Report on Form 10-K as filed with the United States Securities and Exchange Commission (“SEC”) on March 28, 2014.  These financial statements reflect all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of Management, necessary for a fair presentation of the Company’s financial position as of September 30, 2014 and its results of operations and cash flows for the interim periods presented and are not necessarily indicative of results for subsequent interim periods or for the full year.  These interim financial statements do not include all of the information and footnotes required by GAAP for complete financial statements as allowed by the relevant SEC rules and regulations; however, the Company believes that its disclosures are adequate to ensure that the information presented is not misleading.

On June 7, 2013, the Company effected a 1-for-10 reverse stock split of its Common Stock.  All share and per share information has been retroactively restated to reflect this reverse stock split.

Liquidity, Going Concern and Management’s Plans

The accompanying consolidated financial statements have been prepared on a basis assuming that the Company is a Going Concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  As of September 30, 2014, the Company had cash of approximately $1,469,000, a negative working capital of approximately $109,000 and an accumulated deficit of approximately $125,011,000.  In the past, the Company has funded its operations primarily through debt and equity issuances.

In August 2014, the Company announced that it had taken steps to substantially reduce operating costs and preserve cash while further refining its development efforts and resources needed to implement key product performance enhancements to its Symphony CGM System.  The Company implemented significant cost reductions across all aspects of its operations in both external spend and workforce, including reductions in general and administrative, manufacturing, clinical and product development expenditures.  The Company anticipated a meaningful decrease in expenses as a result of the cost reduction efforts.  As a result of these August 2014 initiatives, which included a 35% reduction in employees, the burn rate in September 2014 was decreased by 40%-50% as compared to the average monthly burn rate experienced during the first six months of 2014.  At that time, the Company continued to explore a variety of funding alternatives which it believed, together with the cost reduction initiatives, would be necessary to permit the Company to ultimately achieve its clinical trial and regulatory approval objectives.  Additionally, the Company publicly stated that in the absence of a financing or strategic transaction, Echo’s ability to achieve its previously stated product development timelines would be negatively impacted by the Company’s effort to preserve cash and reduce expenses.

On September 23, 2014, the Company announced that it believed that its liquidity was insufficient to fund its needs beyond September 30, 2014 if its operations continued as they were at that time.  Accordingly, it suspended its product development, research, manufacturing and clinical programs and operations to conserve its liquidity and capital resources.  The actions followed a strategic review of the Company’s current financial position, funding alternatives, and projected product development costs and timelines.  The workforce reduction that resulted from the suspension of operations comprised approximately 70% of Echo's workforce.  Additionally, events such as the lawsuits filed or threatened by Platinum Management (NY) LLC (“Platinum”) and its affiliates and the ongoing interference by Platinum to damage Echo, its prospects and its relationships with its vendors and employees, have caused, and are expected to continue to cause, a significant liquidity strain on the Company.  Any resumption of operations would be dependent on Echo’s ability to identify a strategic or financial alternative that would provide the Company with timely, committed and sufficient third-party funding.  No assurances can be given that Echo will be able to identify a strategic or financial alternative that would provide the Company with funding sufficient to enable the resumption of its operations.

On October 2, 2014, the Company announced that it had retained PricewaterhouseCoopers LLP’s Restructuring and Recovery Services Practice (“PwC”) as a financial and restructuring consultant to assist the Company in exploring financial and strategic alternatives that could sufficiently address its liquidity needs and allow it to resume operations.  Such financial and strategic alternatives include, but are not limited to, a sale and/or license of intellectual property and other assets, a merger or sale of the Company in entirety, other business combination, a capital transaction and/or a voluntary petition for reorganization or liquidation pursuant to the U.S. Bankruptcy Code.  Echo with PwC’s support, continues to proceed in an orderly and timely manner to consider possible financial and strategic alternatives for the Company and their implications.  However, no assurances can be given as to whether any particular financial or strategic alternative for Echo will be recommended or undertaken or, if so, upon what terms and conditions.  If Echo is unable to identify an acceptable financial or strategic alternative that sufficiently addresses Echo’s liquidity needs, the Company could be forced to file for protection under the U.S. Bankruptcy Code.  Echo continues to aggressively pursue additional financing from existing relationships (current and prior stockholders, investors and lenders) and from new investors to support operations, including its product and clinical development programs.  The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties including the possible write-down of the intangible assets or other assets as of September 30, 2014.

Pursuant to the Securities Purchase Agreement (“SPA”) between the Company and Medical Technologies Innovation Asia Ltd. (“MTIA”), as amended on January 30, 2014, in March 2014 and on June 17, 2014, the Company would sell 1,818,182 shares of its Common Stock and 181,818 warrants to purchase its Common Stock to MTIA for an aggregate purchase price of $5,000,000, such sales to be made in three installments through March 27, 2014.  From February 4, 2014 through April 15, 2014, the Company received gross proceeds of $2,400,000 of the anticipated $5,000,000 in connection with the SPA. In connection with the receipt of those proceeds, the Company has issued to MTIA 872,728 shares of its Common Stock and 87,274 warrants to purchase its Common Stock (see Note 8).  Based on representations made by MTIA to the Company, the Company had anticipated the receipt of the full $5,000,000 from MTIA despite the fact that the funding dates in the SPA, as amended, had passed without receipt of funds from MTIA.  MTIA’s failure to provide funds in a timely manner resulted in its material breach of the SPA, which has subsequently expired and has a negative impact on Company’s operations and planned development efforts.  The Company met with representatives of MTIA on October 22 and 23, 2014, regarding MTIA’s possible investment in the Company.  At the conclusion of the meeting, MTIA proposed an offer with an approximate 24-hour lifespan that upon execution of a convertible note purchase agreement with a first stage financing amount of $1,500,000, Echo would be required to turn-over all relevant technical product information and samples of our Generation 1 Symphony product to MTIA as well as dedicate personnel to support their consumer based business plan.  As the MTIA offer did not include the previously agreed purchase of the additional $2,600,000 in Company securities as a prerequisite for the release and support of technical product information, the Company deemed the offer inadequate to warrant a response.  On October 24, 2014, the Managing Director of MTIA communicated to PwC that they “have no intention to provide any so-called better offer.”  Accordingly, the Company has ceased pursuing funding from MTIA.

Management’s Structure, Staffing and Facilities

Effective at midnight on June 30, 2014, Robert F. Doman’s consulting contract with the Company expired in accordance with its terms and, accordingly, he no longer serves as the Company’s Executive Chairman and Interim Chief Executive Officer.  On June 30, 2014, the Board appointed Kimberly A. Burke to serve as Interim Chief Executive Officer of Echo, for a sixty-day period beginning on July 1, 2014 and ending on August 30, 2014.  Ms. Burke has served as Echo’s General Counsel and Senior Vice President since January 2011, as Chief Compliance Officer since April 2012, and she has served as Echo’s Secretary since 2010. Ms. Burke joined the Company as Vice President, Corporate Counsel in 2008.

On September 12, 2014, Kimberly A. Burke informed the Company of her decision to resign as Senior Vice President, General Counsel and Chief Compliance Officer of Echo to pursue other opportunities.  Ms. Burke agreed to transition matters appropriately and the effective date of her resignation will be determined once an effective transition has occurred.  At this time, Ms. Burke continues to serve Echo as its Senior Vice President, General Counsel, Chief Compliance Officer and Secretary.

Effective July 16, 2014, the Board appointed Charles T. Bernhardt to serve as Interim Chief Financial Officer of Echo.  As the Company continues to explore financial and strategic alternatives that could sufficiently address its liquidity needs and allow it to resume operations, it has drastically reduced its workforce to conserve cash.  The Company retained a team of seven key employees to enable it to explore its financial and strategic alternatives.

The Company leases approximately 37,000 square feet of manufacturing, laboratory and office space in a single-story building located in Franklin, Massachusetts under a lease expiring October 31, 2017.  The Company is actively attempting to sublease some, or all, of this space to conserve cash as well as more efficiently accommodate its projected facilities’ needs.

The Company also leases approximately 7,900 square feet of corporate office space in a multi-story building located in Philadelphia, Pennsylvania under a lease expiring May 31, 2017, with the right to terminate the lease on November 30, 2014.  The Company has reached an understanding with the landlord that, as of November 1, 2014, the lease will become month-to-month and the monthly rent will be reduced by 50% while the landlord attempts to rent some, or all, of the current space occupied by the Company.  The Company expects to be provided 60 days’ notice to vacate its current office space and the landlord has pledged to assist Echo in locating office space in one of the landlord’s Philadelphia area office buildings that would better fit the Company’s current needs on a month-to-month basis.

Reclassifications

Certain expenses prior to the second quarter of 2014 were reclassified to correspond with the current reporting structure for the nine months ended 2014.  In prior periods, Research & Development (“R&D”) facilities expense and related personnel benefits were recognized as Sales, General and Administrative (“SG&A”) expenses.  Where relevant, recognition is given to the impact of this reclassification.

Recently Issued Accounting Standards

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, “Revenue from Contracts with Customers”, which provides guidance for revenue recognition. The standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. This ASU also requires additional disclosures. ASU 2014-09 is effective for annual reporting periods beginning after December 15, 2016. We are currently in the process of evaluating the impact of the adoption of this ASU on the financial statements.

In April 2014, the FASB issued ASU No. 2014-08, “Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity” which changes the criteria for determining which disposals can be presented as discontinued operations and modifies the related disclosure requirements. Under the new guidance, a disposal of a component of an entity or a group of components of an entity is required to be reported in discontinued operations if the disposal represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results and is disposed of or classified as held for sale. The standard also introduces several new disclosures. The guidance applies prospectively to new disposals and new classifications of disposal groups as held for sale after the effective date. ASU 2014-08 is effective for annual and interim periods beginning after December 15, 2014, with early adoption permitted. We are currently in the process of evaluating the impact of adoption of this ASU on the financial statements.

In August 2014, the FASB issued ASU No. 2014-15, “Presentation of Financial Statements—Going Concern (Subtopic 205-40); Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern” which applies should a company be facing probable liquidation within one year of the issuance of the financial statements, but is not actually in liquidation at the time of issuance.  The applicable accounting basis for presentation remains as a going concern, but if liquidation within one year is probable, then certain disclosures must be included in the financial statement presentation.  ASU 2014-15 is effective for annual and interim periods beginning after December 15, 2016, with early adoption permitted.  We are currently in the process of evaluating the impact of adoption of this ASU on the financial statements.

(2)  CASH

Cash and Cash Equivalents

As of September 30, 2014, the Company held approximately $1,469,000 in cash and cash equivalents.  The Company’s cash equivalents consist solely of bank money market funds.  The Company maintains its cash in bank deposit accounts which, at times, may exceed federally insured limits.  The Company has never experienced any losses related to these balances.

Restricted Cash

As of September 30, 2014, restricted cash represents a $52,488 letter of credit issued in favor of one of its landlords, which is a condition of the lease.  As of December 31, 2013, restricted cash consisted of a $250,000 letter of credit issued in favor of one of the Company’s key product development vendors and a $52,488 letter of credit issued in favor of one of its landlords.  Non-current restricted cash as of September 30, 2014 and December 31, 2013 represent a security deposit on the Company’s leased offices.

(3)  INTANGIBLE ASSETS

The Company’s intangible assets are related to the acquisition of assets from Durham Pharmaceuticals Ltd. in 2007.  Following the acquisition in 2007, the Company has modestly advanced the development programs for DurhalieveTM for the treatment of corticosteroid-responsive dermatoses and for other earlier stage AzoneTS reformulation drug candidates.  Among other activities, the Company has monitored stability on new drug formulations, assembled a complete response on the Durhalieve New Drug Application (“NDA”), met with the United States Food and Drug Administration (“FDA”) on development status, worked on a response for the methotrexate-AzoneTS (“MAZ”) ‘end of Phase 2’ meeting with the FDA, engaged consultants to review and recommend new product candidates and formulations, and conducted partnering activities around the technology.  In addition, the Company has made applicable regulatory filings necessary to maintain the active status of the AzoneTS Drug Master File, the Durhalieve and MAZ Investigational New Drug applications and the MAZ Orphan Drug application with the FDA.

As of September 30, 2014 and December 31, 2013, intangible assets related to this acquisition are summarized as follows:

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

Intangible assets related to technology are expected to be amortized on a straight-line basis over the period ending in September 2019, when the underlying patents expire, and will commence upon revenue generation which the Company estimates could occur with proper funding as early as the third quarter of 2016.  The Cato Research contract included above was amortized over a three-year period, which ended in 2010.

Estimated amortization expense for each of the next five calendar years is as follows:
Estimated Amortization Expense
2014	$—
2015	$—
2016	$1,480,800
2017	$2,961,600
2018	$2,961,600

The Company annually reviews the carrying value of intangible assets and considers events or circumstances that would indicate that the carrying amount of the intangible assets may not be recoverable.  If such events or circumstances exist, the Company performs an impairment test.  If the carrying value of the intangibles exceeds undiscounted cash flows, the Company writes down the carrying value of the intangible assets to their fair value in the period identified.  It is the Company’s policy to evaluate intangible assets for impairment at least annually in connection with its year-end financial statement preparation.  Given current circumstances, the Company believes that the carrying value of the intangible assets as of September 30, 2014 remains recoverable despite the current curtailment of operations.

(4)  OPERATING LEASE COMMITMENTS

The Company leases approximately 37,000 square feet of manufacturing, laboratory and office space in a single-story building located in Franklin, Massachusetts under a lease expiring October 31, 2017.  The Company is actively attempting to sublease some, or all, of this space to conserve cash as well as more efficiently accommodate the projected needs of the facility.

The Company also leases approximately 7,900 square feet of corporate office space in a multi-story building located in Philadelphia, Pennsylvania under a lease expiring May 31, 2017, with the right to terminate the lease on November 30, 2014 at a cost that the Company has approximated at $43,000.  The Company has reached an understanding with the landlord that, as of November 1, 2014,the lease will become month-to-month and the monthly rent will be reduced by 50% while the landlord attempts to rent some or all of the current space occupied by the Company.  The Company expects to be provided 60 days’ notice to vacate its current office space and the landlord has pledged to assist Echo in locating office space in one of the landlord’s Philadelphia area office buildings that would better fit the Company’s current needs on a month-to-month basis.

As of October 7, 2014, the Company terminated its lease of a corporate apartment in Franklin, Massachusetts prior to the expiration date of November 21, 2014.  The landlord has charged the Company an early termination fee of $305, which the Company has disputed due to a former Company employee agreeing to take over the lease as of October 7, 2014.

Future minimum lease payments for each of the next five years under the current terms of these operating leases at September 30, 2014 are approximately as follows:

	Franklin	Philadelphia	Total
Year Ending December 31,
2014	$113,000	$31,333	$144,333
2015	457,000	—	457,000
2016	468,000	—	468,000
2017	389,000	—	389,000
2018	—	—	—
Total	$1,427,000	$31,333	$1,458,333

The Company’s facilities lease expense, including accruals for lease incentives, was approximately $143,000 and $141,000 for the three months ended September 30, 2014 and 2013, respectively, and $418,000 and $530,000 for the nine months ended September 30, 2014 and 2013, respectively.

(5)  CREDIT FACILITY WITH PLATINUM-MONTAUR LIFE SCIENCES, LLC

On August 31, 2012, the Company and Platinum Montaur Life Sciences, LLC (“Montaur”) entered into a Loan Agreement (the “Loan Agreement”) pursuant to which Montaur made a non-revolving draw credit facility (the “Credit Facility”) of up to $20,000,000 available to the Company, a substantial portion of which was subject to the successful achievement of certain clinical and regulatory milestones set forth in the Loan Agreement, with an initial available principal amount of $5,000,000.  The principal balance of each draw bore interest from the applicable draw date until repayment at a rate of 10% per annum, compounded monthly.  The Company issued to Montaur a Promissory Note dated August 31, 2012, with a maturity date of five years from the date of closing.  The Company used the proceeds from the Credit Facility to fund operations.  As a result of the Company’s 2013 financing transactions, this Credit Facility was currently only available at Montaur’s discretion.  In addition, for each $1,000,000 of funds borrowed pursuant to the Credit Facility, the Company agreed to issue Montaur a warrant to purchase 100,000 shares of Common Stock, with a term of five years and an exercise price equal to 150% of the market price of the Common Stock at the time of the draw, but in no event less than $20.00 or more than $40.00 per share (together with the Commitment Warrant, the “Warrants”).  All of the Warrants were immediately exercisable and have a term of five years from the issue date.  The exercise price of the Warrants is subject to adjustment for stock splits, combinations or similar events.  An exercise under the Warrants could not result in the holder beneficially owning more than 4.99% or 9.99%, as applicable, of all of the Common Stock outstanding at the time; provided, however, that a Holder may waive the 4.99% ownership limitation upon sixty-one (61) days advance written notice to the Company.

On September 14, 2012, the Company submitted a draw request to Montaur in the amount of $3,000,000 in the form required by the Loan Agreement (the “September Request”).  The Company ultimately received the $3,000,000 across three draws in 2012.  These draws were recorded on the Consolidated Balance Sheet under Note Payable, net of the initial $3,000,000 in discounts recorded related to the warrants issued and described below.  In accordance with the Loan Agreement and as a result of funding received from Montaur, the Company issued to Montaur separate warrants concurrent with the three draws in 2012 to purchase an aggregate of 300,000 shares of Common Stock, with a term of five years, and having exercise prices ranging from $21.10 to $22.70 per share.  The fair value of these warrants issued was determined to be approximately $3,455,000, of which $3,000,000 was treated as a debt discount and was to be accreted to interest expense over the term of the note, and the balance of approximately $455,000 was charged to interest expense in 2012.

On March 1, 2013, the Company elected to prepay all outstanding draws under the Credit Facility totaling $3,113,366, which includes interest accrued and unpaid to that date of $113,366.  After such date, no principal amount was outstanding under the Credit Facility.  Concurrent with this prepayment, the Company recorded non-cash interest expense of approximately $2,879,166 in March 2013 relating to the unamortized debt discount on the outstanding draws paid off.

Section 3.1 (Prepayment and Prepayment Notice) of the Loan Agreement states that “The Borrower shall have the option at all times to permanently prepay any Draw, in whole or in part, by providing to Lender two (2) Business Days prior written notice of the effective date and amount of such cancellation or prepayment; provided, however, that any such prepayments shall be applied to accrued and unpaid interest before being applied to principal (such principal payments to be applied to the Draw or Draws as designated by the Borrower in the Borrower’s discretion).  The Borrower shall have the right, upon two (2) Business Days prior written notice to the Lender, to irrevocably cancel and terminate the Term Loan Facility upon payment of all amounts due and owing hereunder to Lender; provided, that, it is understood and agreed that the provisions of Article 9 hereof shall survive any such termination.”  As a result of the Company’s contractual ability to obtain funds through this Loan Agreement only at Montaur’s discretion, the expiration of the Loan Agreement on to December 31, 2014, and the Company’s inability to motivate Montaur to allow the Company to draw against the Credit Facility to fund operations, the Company elected to terminate the Loan Agreement.  Accordingly, on October 28, 2014, the Company notified Montaur that it was irrevocably canceling and terminating the Loan Agreement effective as of October 30, 2014.

Pursuant to the Loan Agreement, the Company issued Montaur a warrant to purchase 400,000 shares of its Common Stock, with a term of five years and an exercise price of $20.00 per share (the “Commitment Warrant”).  The fair value of the Commitment Warrant was determined to be approximately $4,840,000, recorded as a deferred financing cost and the Company had been amortizing the interest expense over the term of the note.  With the Company’s inability to utilize the Credit Facility on September 30, 2014, and the termination of the Loan Agreement effective October 30, 2014, the Company fully amortized the remaining $2,823,325 in Deferred Financing Cost as of September 30, 2014.  Therefore, amortization of the deferred financing cost for the three and nine months ended September 30, 2014 was $3,065,325 and $3,549,325, respectively, and is recorded as interest expense. Amortization of the deferred financing cost for the three and nine months ended September 30, 2013 was $242,000 and $726,000, respectively.

(6)  DERIVATIVE WARRANT LIABILITY

Derivative financial instruments are recognized as a liability on the Consolidated Balance Sheet and measured at fair value.  On September 30, 2014 and December 31, 2013, the Company had outstanding warrants to purchase 1,211,485 and 1,209,211 shares of its Common Stock, respectively.  Included in these outstanding warrants at September 30, 2014 and December 31, 2013 are warrants to purchase 700,000 shares, which are considered to be derivative financial instruments.  The fair value of these derivative instruments on September 30, 2014 and December 31, 2013 were approximately $113,000 and $1,119,000, respectively, and is included in Derivative Warrant Liability, a current liability in the Consolidated Balance Sheet.  Changes in fair value of the derivative financial instruments are recognized in the Consolidated Statement of Operations as a gain or loss on revaluation of Derivative Warrant Liability.  The Gain  (Loss) on Revaluation of Derivative Warrant Liability for the three months ended September 30, 2014 and 2013 were approximately $473,000 and $(70,000), respectively, and for the nine months ended September 30, 2014 and 2013 were approximately $1,006,000 and $4,606,000, respectively.

The primary underlying risk exposure pertaining to the warrants is the change in fair value of the underlying common stock for each reporting period.  For the three months ended September 30, 2014 and 2013, no Derivative Warrants were exercised and none expired.

The table below presents the changes in the Derivative Warrant Liability, which is measured at fair value on a recurring basis and classified as Level 3 in fair value hierarchy:

	2014	2013
Derivative Warrant Liability as of January 1	$1,119,155	$5,585,141
Total unrealized losses included in net loss (1)	176,000	1,061,682
Total unrealized gains included in net loss (1)	(1,182,000)	(5,515,000)
Total realized gains included in net loss (1)	—	(152,668)
Derivative Warrant Liability as of September 30	$113,155	$979,155
_________________
(1) Included in Gain on Revaluation of Derivative Warrant Liability in the Consolidated Statement of Operations.

(7)  PREFERRED STOCK

The Company is authorized to issue up to 40,000,000 shares of preferred stock with such rights, preferences and privileges as are determined by the Board of Directors.

Series C Convertible Preferred Stock

The Company has authorized 10,000 shares of Series C Preferred Stock, of which 1,000 shares were issued and outstanding as of September 30, 2014 and December 31, 2013.

Series D Convertible Preferred Stock

The Company has authorized 3,600,000 shares of Series D Convertible Preferred Stock, of which 1,000,000 shares were issued and outstanding as of September 30, 2014 and December 31, 2013.

Series E Convertible Preferred Stock

The Company has authorized 1,748,613 shares of Series E Convertible Preferred Stock, all of which were issued and outstanding as of September 30, 2014 and December 31, 2013.

(8)  COMMON STOCK

The Company has authorized 150,000,000 shares of Common Stock, of which 12,648,353 and 11,776,578 shares were issued and outstanding as of September 30, 2014 and December 31, 2013, respectively.

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

Pursuant to the Platinum Securities Purchase Agreement, the Platinum Partners purchased an aggregate of 1,818,182 of the Company’s Capital Stock.  Of that total, Platinum Partners purchased 69,569 shares of the Company’s Common Stock at $2.75 per share, being a premium to the NASDAQ closing price of $2.71 per share on December 9, 2013.  In addition, the Platinum Partners purchased a total of 1,748,613 shares of Series E Preferred Stock (“Preferred Stock”) at a purchase price of $2.75 per share, which, under certain conditions, are exchangeable into shares of the Company’s Common Stock on a one-for-one basis.  The conversion of Preferred Stock into shares of Common Stock, however, is subject to a restriction, which prohibits the conversion of shares of Preferred Stock if the number of shares of Common Stock to be issued pursuant to such conversion would exceed, when aggregated with all other shares of Common Stock owned by the Platinum Partners and their affiliates at such time, the number of shares of Common Stock which would result in Platinum Partners and their affiliates beneficially owning in excess of 19.99% of all of the Company’s Common Stock outstanding at such time.  Under the terms of the Platinum Securities Purchase Agreement, the Platinum Partners also received 181,818 warrants, having a five-year term and an exercise price of $2.75 per Warrant.  The warrants are exercisable six months and one day following the issuance date thereof.  Under the terms of the Platinum Securities Purchase Agreement, the Company has, at the request of the Platinum Partners, agreed to prepare a Proxy Statement and seek stockholder approval of the issuance of the Common Stock underlying the Preferred Stock (See Note 15).  The Company received gross proceeds of $5,000,000 from the sale of the securities to the Platinum Partners on December 10, 2013 and incurred issuance costs of $100,000.

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

Under the MTIA Securities Purchase Agreement, the China Purchasers agreed to purchase a total of 1,818,182 shares of the Company’s Common Stock at $2.75 per share along with 181,818 warrants, having a five-year term and an exercise price of $2.75 and exercisable six months and one day following the issue date.  As of September 30, 2014, the Company had not received the full proceeds of the sale of the securities from the MTIA after the parties had extended the due date for the receipt of all such proceeds to March 27, 2014, from the original closing date of December 12, 2013.  MTIA failed to provide funds in a timely manner, resulting in its material breach of the SPA, which has subsequently expired.  Due to the fact that the Company has not received the full proceeds from MTIA under the SPA, the Company has not issued all of the shares which it anticipated issuing under the MITA Securities Purchase nor has it recorded the complete MTIA transaction.  In addition, the Company has not transferred any information related to license, development or commercialization of Symphony to MTIA since, pursuant to the license agreement between the Company and MTIA, the Company is not obligated to transfer technology unless and until MTIA fulfills its funding obligations under the MTIA Securities Purchase Agreement.  The Company met with representatives of MTIA on October 22 and 23, 2014, regarding a MTIA’s possible investment in the Company.  At the conclusion of the meeting, MTIA proposed an offer with an approximate 24 hour lifespan that upon execution of a convertible note purchase agreement with a first stage financing amount of $1,500,000, Echo would be required to turn-over all relevant technical product information and samples of our Generation 1 Symphony product to MTIA as well as dedicate personnel to support their consumer based business plan.  As the MTIA offer did not include the previously agreed purchase of the additional $2,600,000 in Company securities as a prerequisite for the release and support of technical product information, the Company deemed the offer inadequate to warrant a response.   On October 24, 2014, the Managing Director of MTIA communicated to PwC that they “have no intention to provide any so-called better offer”.  Accordingly, the Company has ceasedpursuing funding from MTIA.  Through September 30, 2014, the Company has issued 872,728 shares of Common Stock and warrants to purchase 87,274 shares of Common Stock in exchange for $2,400,000 in gross proceeds, of which the last installment was paid to the Company on April 15, 2014.  The Company incurred issuance costs of $50,000.  The fair value of warrants issued to MTIA to purchase 87,274 shares of Common Stock was determined to be $174,396 and was recorded as a debit and a credit to Additional Paid in Capital in the second quarter of 2014.

Stock Issued in Exchange for Services

During the three months ended September 30, 2014 and 2013, the Company did not issue shares of Common Stock to vendors in exchange for their services.  During the nine months ended September 30, 2014 and 2013, the Company issued 2,636 and 7,450 shares, respectively, of Common Stock with a fair value of $8,404 and $89,970, respectively, to vendors in exchange for their services.  The Company recorded expense related to these issuances, which represents the fair value of the related stock at the time of issuance, to Selling, General and Administrative expense.

(9)  EQUITY COMPENSATION PLANS

In March 2003, the Company’s stockholders approved its 2003 Stock Option and Incentive Plan (the “2003 Plan”). Pursuant to the 2003 Plan, the Company’s Board of Directors (or its committees and/or executive Officers delegated by the Board of Directors) may grant incentive and nonqualified Stock Options, restricted stock, and other stock-based awards to the Company’s employees, Officers, Directors, consultants and advisors.  As of September 30, 2014, there were 10,000 restricted shares of Common Stock issued and options to purchase an aggregate of 39,000 shares of Common Stock outstanding under the 2003 Plan and no shares are available for future grants due to the 2003 Plan’s expiration.

In May 2008, the Company’s stockholders approved the 2008 Equity Compensation Plan, as amended (the “2008 Plan”). The 2008 Plan provides for grants of incentive Stock Options to employees and nonqualified Stock Options and restricted stock to employees, consultants and non-employee Directors of the Company.  The maximum number of shares available under the 2008 Plan is 10,000,000 shares.  As of September 30, 2014, there were 108,550 restricted shares of Common Stock issued and Stock Options to purchase 644,154 shares of Common Stock outstanding under the 2008 Plan and 9,234,296 shares available for future grants.

For the nine months ended September 30, 2014, no Stock Option grants were issued outside of an equity compensation plan.

The following table shows the remaining shares available for future grants for each plan and outstanding shares:

	Equity Compensation Plans		Not Pursuant to a Plan
	2003 Plan	2008 Plan
Shares Available For Issuance
Total reserved for stock options and restricted stock	160,000	10,000,000
Net restricted stock issued net of cancellations	(10,000)	(108,550)
Stock options granted	(154,449)	(1,700,883)
Add back options cancelled before exercise	79,849	1,043,729
Less shares no longer available due to Plan expiration	(75,400)	—
Remaining shares available for future grants at September 30, 2014	—	9,234,296

Stock options granted	154,449	1,700,883	310,000
Less: Stock options cancelled	(79,849)	(1,043,729)	(188,333)
Stock options exercised	(35,600)	(13,000)	(66,667)
Net options outstanding before restricted stock	39,000	644,154	55,000
Net restricted stock issued net of cancellations	10,000	108,550	6,485
Outstanding options and restricted shares at September 30, 2014	49,000	752,704	61,485

(10)  STOCK OPTIONS

The fair value of each award of an option to purchase Common Stock (collectively, “Stock Options”) is estimated on the date of grant using the Black-Scholes-Merton option pricing model with certain assumptions noted below.  Expected volatilities are based on historical volatility of the Common Stock using historical periods consistent with the expected term of the options.  The Company uses historical data, as well as subsequent events occurring prior to the issuance of the financial statements, to estimate option exercise and employee termination and forfeitures within the valuation model.  The expected term of Stock Options granted under the Company’s stock plans is based on the average of the contractual term (generally 10 years) and the vesting period (generally 12 to 42 months).  The risk-free rate is based on the yield of a U.S. Treasury security with a term consistent with the option.

For Stock Options issued and outstanding during the nine month period ended September 30, 2014 and 2013, the Company recorded adjustments to paid-in capital and non-cash compensation expense of $708,000 and $554,000, respectively, each net of estimated forfeitures.

The assumptions used principally for Stock Options granted to employees and members of the Company’s Board of Directors in the nine months ended September 30, 2014 and 2013 were as follows:

	2014	2013
Risk-free interest rate	1.75% – 2.08%	0.13% - 1.89%
Expected dividend yield	—	—
Expected term	5.5 - 6.5 years	1.0 - 6.5 years
Forfeiture rate (excluding fully vested Stock Options)	15%	15%
Expected volatility	120% - 141%	129% - 141%

A summary of Stock Option activity as of and for the nine months ended September 30, 2014 is as follows:

Stock Options	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding options at January 1, 2014	1,455,432	$4.90
Granted	187,950	$3.08
Exercised	—	$—
Forfeited or expired	(905,228)	$4.19
Outstanding options at September 30, 2014	738,154	$5.32	7.66 years	$—
Exercisable options at September 30, 2014	328,422	$8.02	5.75 years	$—

The weighted-average grant-date fair value of Stock Options granted during the nine months ended September 30, 2014 was $3.08 per share.  As of September 30, 2014, there was approximately $602,000 of total unrecognized compensation expense related to non-vested share-based Stock Option compensation arrangements. With the exception of the unrecognized share-based compensation related to certain restricted stock grants to Officers and employees that contain performance conditions related to FDA approval for Symphony or the sale of substantially all of the stock or assets of the Company, unrecognized compensation is expected to be recognized over the next 5.25 years.

(11)  RESTRICTED STOCK

For restricted stock issued and outstanding during the nine month period ended September 30, 2014 and 2013, the Company incurred non-cash compensation expense of approximately $349,000 and $355,000, respectively, each net of estimated forfeitures.

During the nine months ended September 30, 2014, the Company granted an aggregate of 36,936 restricted shares of Common Stock to certain Officers, employees, Directors and consultants of the Company.  The grants were issued pursuant to the 2008 Plan.  The grant date fair value of these restricted stock grants was approximately $111,000.

A summary of non-vested restricted stock activity as of and for the nine months ended September 30, 2014 is as follows:

Restricted Stock	Shares	Weighted- Average Grant-Date Fair Value
Non-vested shares at January 1, 2014	201,655	$10.66
Granted	36,936	$3.00
Vested	(66,333)	$7.15
Forfeited	(47,223)	$7.41
Non-vested shares at September 30, 2014	125,035	$11.48

Among the 125,035 shares of non-vested restricted stock, the various vesting criteria include the following:

•	51,685 shares of restricted stock vest upon the FDA approval of Symphony or the sale of the Company; and

•	73,350 shares of restricted stock vest over four years, at each of the anniversary dates of the grants.

As of September 30, 2014, there was approximately $296,000 of total unrecognized compensation expense related to non-vested share-based restricted stock arrangements granted pursuant to the Company’s equity compensation plans that vest over time in the foreseeable future.  As of September 30, 2014, the Company cannot estimate the timing of completion of performance vesting requirements required by certain of these restricted stock grant arrangements.  Compensation expense related to these restricted share grants will be recognized when the Company concludes that achievement of the performance vesting conditions is probable.

(12)  WARRANTS

The Company uses valuation methods and assumptions that consider among other factors the fair value of the underlying stock, risk-free interest rate, volatility, expected life and dividend rates in estimating fair value for the warrants considered to be derivative instruments.  The following assumptions were utilized by the Company:

	2014	2013
Risk-free interest rate	1.44% - 1.85%	0.65% - 1.85%
Expected dividend yield	—	—
Expected term (contractual term)	2.9 – 3.1 years	4.2 – 4.4 years
Expected volatility	120% - 122%	121% - 123%

Expected volatilities are based on historical volatility of the Common Stock using historical periods consistent with the expected term of the warrant.  The risk-free rate is based on the yield of a U.S. Treasury security with a term consistent with the warrant.

In the nine months ended September 30, 2014, the Company issued 87,274 warrants in connection with partial closings related to the private placement of the Company’s Common Stock with MTIA (See Note 8).

At September 30, 2014, the Company had the following outstanding warrants:

	Number of Shares Exercisable	Exercise Price	Date of Expiration
Outstanding warrants accounted for as Derivative Warrant liability:
Granted to debt holder	400,000	$20.00	8/31/2017
Granted to debt holder	100,000	21.30	9/20/2017
Granted to debt holder	50,000	22.70	10/17/2017
Granted to debt holder	150,000	21.10	11/6/2017
Total outstanding warrants accounted for as Derivative Warrant liability	700,000
Weighted average exercise price		$20.61
Weighted average time to expiration			2.98 years

Outstanding warrants accounted for as equity:
Granted to investors in private placement	76,800	$20.00	11/13/2014
Granted to placement agent in private placement	25,695	15.00	11/13/2014
Granted to investors in private placement	6,300	20.00	12/3/2014
Granted to investors in private placement	34,147	22.50	2/9/2015
Granted to placement agents in private placement	2,853	22.50	2/9/2015
Granted to investor in private placement	638	22.50	3/18/2015
Granted to investors in private placement	95,960	30.00	12/7/2014
Granted to investors in private placement of common and preferred stock	181,818	2.75	12/10/2018
Granted to investors in private placement of common stock	18,182	2.75	2/20/2019
Granted to investors in private placement of common stock	69,092	2.75	6/17/2019
Total outstanding warrants accounted for as equity	511,485
Weighted average exercise price		$12.73
Weighted average time to expiration			1.58 years

Totals for all warrants outstanding:
Total	1,211,485
Weighted average exercise price		$17.29
Weighted average time to expiration			2.72 years

A summary of warrants activity for the nine months ended September 30, 2014 is as follows:

Warrants	Shares	Weighted- Average Exercise Price
Outstanding warrants at January 1, 2014	1,209,211	$17.92
Granted	87,274	$2.75
Exercised	—	$—
Forfeited or expired	(85,000)	$11.35
Outstanding warrants at September 30, 2014	1,211,485	$17.29

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

The Company received a licensing fee of approximately $500,000 upon execution of the Handok License and the right to receive future milestone payments and royalties. The Company recognizes these upfront, nonrefundable payments as revenue on a straight-line basis over the contractual or estimated performance period.  During the three months ended September 30, 2014 and 2013, the Company recorded approximately $19,000 and $23,000, respectively, of nonrefundable license revenue.  During the nine months ended September 30, 2014 and 2013, the Company recorded approximately $57,000 and $68,000, respectively, of nonrefundable license revenue.  As of September 30, 2014, approximately $76,000 is recognizable over the next 12 months and is shown as current deferred revenue.  The remaining $19,000 is recognizable as revenue beyond the 12 month period and is classified as non-current.

In December 2013, in connection with a capital raising transaction, the Company entered into a license, development and commercialization agreement with MTIA (the “License Agreement”).  Later in December 2013, January 2014 and March 2014, the License Agreement with MTIA was amended to extend the due date to March 27, 2014 for receipt of all proceeds past the original closing date of December 12, 2013.  The amendment provides that the Company is not required to commence its obligations under the License Agreement, including the transfer of any technology or other documents, products or information to MTIA, until the Company has received the full proceeds from the capital raising transaction.  To date, the Company has received from MTIA $2,400,000 of the previously anticipated $5,000,000 in proceeds in accordance with the capital raising transaction (see Note 8).  Since MTIA did not fulfill its obligations with respect to the capital raising transaction, the Company has not transferred any information to MTIA relating to the license, development or commercialization of our product in accordance with the License Agreement.

(14)  LITIGATION

In February 2014, Patrick T. Mooney, M.D., our former President and Chief Executive Officer, and his wife, Elizabeth Mooney, filed a complaint against the Company and certain of its Directors and Officers in the Court of Common Pleas in Philadelphia County.  The complaint, which alleges (i) that Dr. Mooney’s termination was without cause so that he is entitled to certain severance benefits under his employment agreement and associated statutory remedies; (ii) that certain legally required disclosures by the Company and its General Counsel defamed Dr. Mooney; and (iii) that Dr. Mooney’s wife is entitled to damages under a theory of loss of consortium, seeks in excess of $20 million in damages.  The Company denied the allegations of the complaint and asserted counterclaims against Dr. Mooney based upon the same conduct which provided the cause for his termination.  Thereafter, the Company withdrew three of the counterclaims after concluding that Dr. Mooney’s personal financial condition was unlikely to permit recovery of the advanced defense costs he had demanded or such damages as the Company might ultimately recover and that the expenditure of cash necessary to prosecute those affirmative claims was best conserved for other corporate purposes.  The Company believes it has strong defenses to the claims asserted and intends to defend them vigorously.  The Company similarly believes that it has strong support for its remaining counterclaim.

In July 2014, Dr. and Mrs. Mooney filed another complaint in the Court of Common Pleas in Philadelphia County against the Company, certain of its directors and Officers and a former Director and officer alleging (i) wrongful use of civil proceedings and (ii) abuse of process in the original filing of the counterclaims withdrawn in the earlier action.  Mrs. Mooney also asserted another claim for loss of consortium.  This complaint seeks in excess of $30 million in damages.  The Company has denied the allegations.  The Company believes that this action is without merit, that it acted lawfully and in good faith, and that it has strong defenses to the claims asserted.  Accordingly, the Company intends to vigorously defend against this lawsuit.

In August 2014, Dr. Mooney filed a complaint in Delaware Chancery Court against the Company for advancement of defense costs related to his February 2014 complaint, many of which the Company had paid to date and the remainder of which were subject to a good faith dispute that counsel for the Company and Dr. Mooney had been attempting to amicably resolve.  Dr. Mooney also demanded that the Company pay for his attorneys fees related to his July 2014 complaint against the Company, amongst other matters.  The Company filed a Motion to Dismiss this complaint and is awaiting the Court’s ruling.

In September 2014, Platinum Partners Value Arbitrage Fund L.P. (“Platinum Partners”) filed a complaint in Delaware Chancery Court against the Company seeking inspection of certain of the Company’s books and records.  The Company responded to the complaint on October 7, 2014.  On November 7, 2014, the Company and Platinum Partners filed a Joint Stipulation of Dismissal, and this matter is now concluded.

In October 2014, Platinum filed a complaint in Delaware Chancery Court against the Company seeking inspection of the Company's stocklist and certain of the Company’s books and records.  The Company responded to the complaint on October 24, 2014.  On November 10, 2014, the Company and Platinum Partners filed a Joint Stipulation of Dismissal, and this matter is now concluded.

On October 31, 2014, Platinum Partners filed a complaint in Delaware Chancery Court against the Company and three of its directors seeking, among other things, a declaration that certain of the Company's bylaws are invalid and that the three directors breached their fiduciary duties and an order requiring the Company to hold a special meeting at which the stockholders can vote on whether to remove the three directors.  The Company believes that Platinum Partners' request for relief is without merit and intends to contest the suit vigorously.

(15)  SUBSEQUENT EVENTS

Management has evaluated events subsequent to September 30, 2014. In addition to the items discussed in Notes 1, 5 and 14, there are no subsequent events that require adjustment to or disclosure in the Financial Statements, other than the following.

As described in Note 1, on October 2, 2014, the Company announced that it had retained PwC as a financial and restructuring consultant to assist the Company in exploring financial and strategic alternatives that could sufficiently address its liquidity needs and allow it to resume operations.  Such financial and strategic alternatives include, but are not limited to, a sale and/or license of intellectual property and other assets, a merger or sale of the Company in entirety, other business combination, a capital transaction and/or a voluntary petition for reorganization or liquidation pursuant to the U.S. Bankruptcy Code.  With PwC’s support of the process, the Company continues to proceed in an orderly and timely manner to consider possible financial and strategic alternatives for the Company and their implications.  However, no assurances can be given as to whether any particular financial or strategic alternative will be recommended or undertaken or, if so, upon what terms and conditions.  If the Company is unable to identify an acceptable financial or strategic alternative that sufficiently addresses the Company’s liquidity or operational needs, the Company could be forced to file for protection under the U.S. Bankruptcy Code. The engagement agreement between Echo and PwC stated that the Company agreed to pay PwC a $50,000 retainer upon the execution of the agreement and apply this dollar sum to PwC’s final billing.  Additionally, PwC would render invoices on a regular basis and that were to be paid within five business days if the Company does not file a petition for relief under Chapter 11 of the U.S. Bankruptcy Code.  On November 5, 2014, PwC supplied the Company with a progress billing invoice for $240,740 related to their advisory services.  As of November 18, 2014, the Company has deemed it prudent to withhold payment as a result of their desire to gain greater detail regarding the description of services rendered.  Accordingly, the Company anticipates that PwC will pursue all remedies available to it up and to including legal action.

On October 2, 2014, the Company commented on the recent unauthorized public statements relating to the Company that have been made by Michael M. Goldberg M.D. and Shepard M. Goldberg (“the Goldbergs”), two members of the Company’s Board of Directors that were either designated or nominated to the Company’s Board by an affiliate of Platinum Management (NY) LLC.  The press release stated that in prior weeks, the Goldbergs had engaged in numerous unauthorized public communications targeted at the Company’s stockholders, the trading markets and the media.  These communications included an unauthorized public investor conference call during which the Goldbergs made a presentation relating to the Company, unauthorized press releases discussing the Company and other unauthorized statements by which the Goldbergs have sought to relay to the Company‘s stockholders information relating to the Company, its prospects and its financing and strategic alternatives.  Stockholders were further advised that all such communications by the Goldbergs have been made solely in their individual capacities and not as authorized representatives of the Company or the Company’s Board.  The Company specifically disclaimed (i) any responsibility for the Goldbergs’ public statements, communications and other unauthorized actions; (ii) any responsibility for the accuracy of any of the information relating to the Company, its prospects or its financing and strategic alternatives that is disseminated by the Goldbergs or those that may be acting in concert with the Goldbergs; and (iii) any obligation to correct any false and misleading statements and disclosures that may be issued by the Goldbergs or those that may be acting in concert with the Goldbergs.

Under Section 5.6 of the Platinum Securities Purchase Agreement, at the reasonable request of Platinum Partners, the Company is required to prepare and file with the SEC a Proxy Statement and seek stockholder approval of the issuance of the Common Stock underlying the Series E Preferred Stock and the warrants.  The Company is required to file the Proxy Statement as promptly as reasonably practicable, but in any event no later than 30 business days following the receipt of the request.  Thereafter, as promptly as reasonably practicable, but in any event no later than three business days after the Proxy Statement becomes definitive, the Company is required to duly call, give notice to stockholders, convene and hold the Special Meeting, which shall be held no later than 45 business days following the request.  On July 9, 2014, Platinum Partners delivered to the Company a Notice of Request to Call a Special Meeting of Stockholders, in which Platinum Partners requested pursuant to Section 5.6 of the Platinum Stock Purchase Agreement that the Company call a special meeting of stockholders to seek stockholder approval of the issuance of 1,748,613 shares of the Common Stock upon the conversion of the 1,748,613 shares of Series E Preferred Stock (the “Special Meeting”).  On October 16, 2014, the Company filed a Revised Preliminary Proxy Statement regarding the Special Meeting to consider and act upon a proposal to approve the issuance by the Company of 1,748,613 shares of its Common Stock, to Platinum Partners Value Arbitrage Fund L.P. (“PPVA”) and Platinum Partners Liquid Opportunity Master Fund, L.P. (“PPLO” and, together with PPVA, “Platinum”) upon the conversion by Platinum of 1,748,613 shares of Series E Convertible Preferred Stock of the Company, par value $0.01 per share, which would result in Platinum holding more than 20% of the Company’s outstanding shares of Common Stock, triggering the stockholder approval requirement under Nasdaq Marketplace Rule 5365(b).  At this time, no Record Date for holders of the Common Stock nor the date of the Special Meeting of Stockholders has been established.  If and when a meeting date is established, no other business will be transacted at the Special Meeting. In accordance with Section 222 of the Delaware General Corporation Law, as amended (the “DGCL”), and Section 1.3 of Echo’s Amended and Restated Bylaws, the business transacted at the Special Meeting shall be limited to the purpose stated in this notice of the Special Meeting.

On September 29, 2014, Platinum filed with the SEC a Preliminary Proxy Statement on Schedule 14A for the purpose of commencing a proxy contest to purportedly remove, for “cause”, the only duly-elected independent members of Echo’s Board of Directors that were not designated or nominated by Platinum, namely William F. Grieco, Vincent D. Enright and James F. Smith (the “Non-Affiliated Independent Directors”).  We believe that the Preliminary Proxy Statement that Platinum filed with the SEC in connection with the special meeting proxy contest is procedurally and substantively deficient and may involve violations of the federal securities laws and rules and regulations governing proxy solicitations.  Among other issues, Echo believes that Platinum’s proxy materials filed with the SEC in connection with its purported attempt to remove the three duly-elected Non-Affiliated Independent Directors through a Special Meeting proxy contest contain numerous inaccuracies, misstatements and untruths.  In its numerous conclusory statements, the Platinum Group has taken upon itself to declare that “cause” exists to remove the Non-Affiliated Independent Directors even though it has failed to articulate any conduct engaged in by the Non-Affiliated Independent Directors that would support such a determination consistent with the applicable law of the State of Delaware.

As described in Note 5, on August 31, 2012, the Company and Montaur entered into a loan agreement pursuant to which Montaur made a credit facility of up to $20,000,000 available to the Company, a substantial portion of which is subject to the successful achievement of certain clinical and regulatory milestones set forth in the Loan Agreement, with an initial available principal amount of $5,000,000.  The Company issued to Montaur a Promissory Note dated August 31, 2012, with a maturity date of five years from the date of closing.  On March 1, 2013, the Company elected to prepay all outstanding draws under the Montaur Credit Facility.  After such date, no principal amount was outstanding under the Credit Facility.  On October 28, 2014, the Company sent a letter to Montaur notifying them that the Company was irrevocably cancelling and terminating the loan agreement in accordance with Section 3.1 of the loan agreement as of October 30, 2014 (see Note 5).

On November 6, 2014, the Company received a letter from the Listing Qualifications Department of the NASDAQ Stock Market (“Nasdaq”) informing the Company that because the closing bid price for the Company's common stock listed on Nasdaq was below $1.00 for 30 consecutive business days and therefore out of compliance with the minimum closing bid price requirement for continued listing on the Nasdaq Capital Market under Nasdaq Marketplace Rule 5550(a)(2).  The letter further provides that, under the Nasdaq rules, the Company has a 180-day compliance period, or until May 5, 2015, to regain compliance with Nasdaq's listing requirements by having the closing bid price of its common stock be at least $1.00 for at least 10 consecutive trading days.  In the event that the Company does not regain compliance by May 5, 2015, the Company may be granted an additional 180-day compliance period, provided that the Company (i) meets the continued listing requirement for market value of publicly held shares and all other initial listing standards for the Nasdaq Capital Market, with the exception of the bid price requirement, and (ii) provides written notice of its intention to cure the deficiency during the second compliance period, by effecting a reverse stock split, if necessary.  However, if it appears to the Nasdaq staff that the Company will not be able to cure the deficiency, or if the Company is otherwise not eligible, the Nasdaq staff will notify the Company that its common stock will be subject to delisting.  In the event that the Company does not regain compliance within the requisite time period, it would have the right to appeal a delisting determination.  Failure to maintain listing on the Nasdaq Capital Market may have a material adverse effect on the price and/or liquidity of the Company’s common stock.  During this process, shares of the Company's common stock will continue to trade on the Nasdaq Capital Market.

On November 14, 2014, the Company’s corporate governance counsel withdrew from its representation of the Company effective immediately.  On November 17, 2014, the Company’s securities and transactional counsel notified the Company that, after their review of and comment on the Company’s Form 10-Q was completed, their work for Echo would be concluded and they intended to withdraw from further representation. The Company has not retained new outside counsel at this time.  Accordingly, the Company is without external legal representation to advise on corporate governance, securities and transactions matters.   Such counsel remains integral to the Company’s ability to provide assurance as to the effectiveness of its system of internal controls, to support Management during a time of discord between members of the Board of Directors, and to assist Management in addressing threats of potential litigation against the Company and public allegations of wrongdoing against various members of the Company’s Board that have previously made public by the Company and/or certain members of its Board.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion of our financial condition and results of operations should be read in conjunction with the financial statements and the related notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 and elsewhere in this report.  The matters discussed herein contain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Section 27A of the Securities Act of 1933, as amended, which involve risks and uncertainties.  All statements other than statements of historical information provided herein may be deemed to be forward-looking statements.   Without limiting the foregoing, the words “believes”, “anticipates”, “plans”, “expects” and similar expressions are intended to identify forward-looking statements. The factors that could cause actual future results to differ materially from current expectations include, but are not limited to, risks related to our ability to remain as a going concern, regulatory approvals and the success of our ongoing studies, including the safety and efficacy of Symphony, the failure of future development and preliminary marketing efforts related to Symphony, risks and uncertainties relating to our ability to develop, market and sell diagnostic products based on our skin permeation platform technologies, the availability of substantial additional capital to support our research, development and product commercialization activities, the success of our research, development, and regulatory approval, marketing and distribution plans and strategies, including those plans and strategies related to Symphony, the outcome of current litigation, the volatility of the market price of our Common Stock, our ability to avoid the delisting of our Common Stock from the Nasdaq Capital Market and those discussed in “Risk Factors” in this report and in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013 and the risks discussed in our other filings with the SEC. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect Management’s analysis, judgment, belief or expectation only as of the date hereof.  We undertake no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date hereof.

Business

We are a medical device company with expertise in advanced skin permeation technology.  We were developing the Symphony CGM System as a non-invasive, wireless, continuous glucose monitoring system for use initially in the critical care setting.  A significant longer-term opportunity may also exist for Symphony to be used in the hospital beyond the critical care setting, as well as in patients with diabetes in the outpatient setting.  We have also developed our needle-free skin preparation device, the Symphony SkinPrep System, as a platform technology to enhance extraction of analytes and delivery of topical pharmaceuticals.

Recent Developments

See Note 15 for additional information related to recent developments and subsequent events.

Platinum Filed Proxy Statement To Remove Independent Board Members

On September 29, 2014, Platinum filed with the SEC a Preliminary Proxy Statement on Schedule 14A for the purpose of commencing a Special Meeting proxy contest to purportedly remove, for “cause”, the only duly-elected independent members of Echo’s Board of Directors that were not designated or nominated by Platinum, namely William F. Grieco, Vincent D. Enright and James F. Smith (the “Non-Affiliated Independent Directors”).  We believe that the Preliminary Proxy Statement that Platinum filed with the SEC in connection with the special meeting proxy contest is procedurally and substantively deficient and may involve violations of the federal securities laws and rules and regulations governing proxy solicitations.  Among other issues, Echo believes that Platinum’s proxy materials filed with the SEC in connection with its purported attempt to remove the three duly-elected Non-Affiliated Independent Directors through a Special Meeting proxy contest contain numerous inaccuracies, misstatements and untruths.

PwC Retained As Financial And Restructuring Consultant

On October 2, 2014, the Company announced that it had retained PwC as a financial and restructuring consultant to assist the Company in exploring financial and strategic alternatives that could sufficiently address its liquidity needs and allow it to resume operations.  Such financial and strategic alternatives include, but are not limited to, a sale and/or license of intellectual property and other assets, a merger or sale of the Company in entirety, other business combination, a capital transaction and/or a voluntary petition for reorganization or liquidation pursuant to the U.S. Bankruptcy Code.  With PwC’s support of the process, Echo continues to proceed in an orderly and timely manner to consider possible financial and strategic alternatives for the Company and their implications.  The engagement agreement between Echo and PwC stated that the Company agreed to pay PwC a $50,000 retainer upon the execution of the agreement and apply this dollar sum to PwC’s final billing.  Additionally, PwC would render invoices on a regular basis and that were to be paid within five business days if the Company does not file a petition for relief under Chapter 11 of the U.S. Bankruptcy Code.  On November 5, 2014, PwC supplied the Company with a progress billing invoice for $240,740 related to their advisory services.  As of November 18, 2014, the Company has deemed it prudent to withhold payment as a result of their desire to gain greater detail regarding the description of services rendered.  Accordingly, the Company anticipates that PwC will pursue all remedies available to it up and to including legal action.

Recent Unauthorized Public Statements By Board Members

On October 2, 2014, the Company commented on the recent unauthorized public statements relating to Echo that have been made by Michael M. Goldberg M.D. and Shepard M. Goldberg (“the Goldbergs”), two members of the Echo Board of Directors that were either designated or nominated to the Echo Board by an affiliate of Platinum Management (NY) LLC.  The communications included an unauthorized public investor conference call during which the Goldbergs made a presentation relating to Echo, unauthorized press releases discussing Echo and other unauthorized statements by which the Goldbergs have sought to relay to Echo stockholders information relating to Echo, its prospects and its financing and strategic alternatives.  Stockholders were further advised that all such communications by the Goldbergs have been made solely in their individual capacities and not as authorized representatives of Echo or the Echo Board.

Echo Filed Proxy Statement At Platinum’s Request To Seek Stockholder Approval For Common Stock Issuance

On October 16, 2014, the Company filed a Revised Preliminary Proxy Statement regarding a special meeting of Stockholders to consider and act upon a proposal to approve the issuance by the Company of 1,748,613 shares of its common stock, par value $0.01 per share (the “Common Stock”), to Platinum Partners Value Arbitrage Fund L.P. (“PPVA”) and Platinum Partners Liquid Opportunity Master Fund, L.P. (“PPLO” and, together with PPVA, “Platinum”) upon the conversion by Platinum of 1,748,613 shares of Series E Convertible Preferred Stock of the Company, par value $0.01 per share, which would result in Platinum holding more than 20% of the Company’s outstanding shares of Common Stock, triggering the stockholder approval requirement under Nasdaq Marketplace Rule 5365(b).  At this time, no Record Date for holders of the Common Stock nor the date of the Special Meeting of Stockholders has been established.  The Board of Directors of Echo has no knowledge of any other business to be transacted at the Special Meeting.

Montaur Loan Agreement Terminated

On October 28, 2014, the Company sent a letter to Montaur to notify them of the desire to irrevocably cancel and terminate the Loan Agreement in accordance with Section 3.1 of the Loan Agreement with an effective date of October 30, 2014.  The Company issued to Montaur a Promissory Note dated August 31, 2012, with a maturity date of five years from the date of closing.  On March 1, 2013, the Company elected to prepay all outstanding draws under the Montaur Credit Facility.  After such date, no principal amount was outstanding under the Credit Facility.

Nasdaq Notice Of Listing Requirement Compliance Issue

On November 6, 2014, the Company received a letter from the Listing Qualifications Department of the NASDAQ Stock Market (“Nasdaq”) informing the Company that because the closing bid price for the Company's common stock listed on Nasdaq was below $1.00 for 30 consecutive business days and therefore out of compliance with the minimum closing bid price requirement for continued listing on the Nasdaq Capital Market under Nasdaq Marketplace Rule 5550(a)(2).  The letter further provides that, under the Nasdaq rules, the Company has a 180-day compliance period, or until May 5, 2015, to regain compliance with Nasdaq's listing requirements by having the closing bid price of its common stock be at least $1.00 for at least 10 consecutive trading days.  In the event that the Company does not regain compliance by May 5, 2015, the Company may be granted an additional 180-day compliance period, provided that the Company (i) meets the continued listing requirement for market value of publicly held shares and all other initial listing standards for the Nasdaq Capital Market, with the exception of the bid price requirement, and (ii) provides written notice of its intention to cure the deficiency during the second compliance period, by effecting a reverse stock split, if necessary.  Failure to maintain listing on the Nasdaq Capital Market may have a material adverse effect on the price and/or liquidity of the Company’s common stock.  During this process, shares of the Company's common stock will continue to trade on the Nasdaq Capital Market.

Corporate Counsel Withdrawals From Engagement

On November 14, 2014, the Company’s corporate governance counsel withdrew from its representation of the Company effective immediately.  On November 17, 2014, the Company’s securities and transactional counsel notified the Company that, after their review of and comment on the Company’s Form 10-Q was completed, their work for Echo would be concluded and they intended to withdraw from further representation. The Company has not retained new outside counsel at this time.  Accordingly, the Company is without external legal representation to advise on corporate governance, securities and transactions matters.   Such counsel remains integral to the Company’s ability to provide assurance as to the effectiveness of its system of internal controls, to support Management during a time of discord between members of the Board of Directors, and to assist Management in addressing threats of potential litigation against the Company and public allegations of wrongdoing against various members of the Company’s Board that have previously made public by the Company and/or certain members of its Board.

Research and Development

We believe that research and development (“R&D”) efforts are essential to our success.  A major portion of our operating expenses to date is related to our R&D expenses that generally consist of internal salaries and related costs, third-party vendor expenses for product design and development, product engineering and contract manufacturing.  In addition, R&D costs include regulatory consulting, feasibility product testing (internal and external) and conducting nonclinical and clinical studies.  R&D expenses were approximately $4,349,000 for the nine months ended September 30, 2014 and $11,299,000 for the year ended December 31, 2013.  Licensed or acquired technology developed by third parties may be an additional source of potential products; however, our ability to raise sufficient financing impacts our level of R&D spending.  On September 23, 2014, the Company announced that it had suspended its product development, research, manufacturing and clinical programs and operations to conserve its liquidity and capital resources.

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

On an ongoing basis, we evaluate our estimates and judgments for all assets and liabilities, including those related to stock-based compensation expense and the fair value of stock purchase warrants classified as derivative liabilities.  We base our estimates and judgments on historical experience, current economic and industry conditions and on various other factors that are believed to be reasonable under the circumstances.  This forms the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.  Actual results may differ from these estimates under different assumptions or conditions.  There have been no changes in our critical accounting policies and estimates subsequent to those disclosed in our Annual Report on Form 10-K as filed with the SEC on March 28, 2014.  Certain expenses in first quarter of 2014 were reclassified to correspond with the current quarter’s presentation of the expense presentation for the nine months ended 2014.

We believe that full consideration has been given to all relevant circumstances that we may be subject to, and the consolidated financial statements accurately reflect our best estimate of the results of operations, financial position and cash flows for the periods presented.

Results of Operations

Comparison of the Three Months ended September 30, 2014 and 2013

Licensing Revenue — We signed two licensing agreements during fiscal year 2009, each with a minimum term of ten years, that required non-refundable license payments by the licensees.  The non-refundable license payments received in cash totaled $1,250,000 across both transactions.  We are recognizing the non-refundable payments as revenue on a straight-line basis over our contractual or estimated performance period.  Periodically, we have adjusted our amortization period for revenue recognition for each of our license arrangements to reflect a revision in the estimated timing of regulatory approval.  We determined that approximately $19,000 and $23,000 of licensing revenue was recognizable in the three months ended September 30, 2014 and 2013, respectively.

Research and Development Expenses —R&D expenses decreased by approximately $1,555,000 or 56%, to approximately $1,201,000 for the three months ended September 30, 2014, from approximately $2,756,000 for the three months ended September 30, 2013.  R&D expenses decreased primarily as a result of engineering and design expenses incurred in 2013 with outside contractors and personnel relating to Symphony that did not reoccur in 2014.  Additionally from July through September 2014, the Company successfully implemented cost reduction measures that included employee reductions.

R&D expenses amounted to approximately 41% and 56% of total operating expenses during the three months ended September 30, 2014 and 2013, respectively.  For the three months ended September 30, 2014, expenses consisted of primarily development, clinical and manufacturing of $631,000, $120,000 and $165,000, respectively.  For the three months ended September 30, 2013, expenses consisted of primarily development, clinical and manufacturing of $2,274,000, $240,000 and $157,000, respectively.  For the three months ended September 30, 2013, we had reported personnel costs of $168,000 and facility expenses of $225,000 as SG&A.  For comparison purposes between 2013 and 2014, we have reported these same types of costs in entirety as R&D, rather than SG&A, for the same period ended September 30, 2014.

Selling, General and Administrative Expenses — SG&A expenses decreased by approximately $461,000, or 21%, to approximately $1,732,000 for the three months ended September 30, 2014, from approximately $2,192,000 for the three months ended September 30, 2013.  SG&A expenses represented 59% and 44% of total operating expenses during the three months ended September 30, 2014 and 2013, respectively.  For the three months ended September 30, 2014, we were not engaged in selling activities and accordingly, general and administrative expenses relate principally to salaries and benefits for our executive, financial and administrative staff, public company costs, investor relations, legal, accounting, public relations, capital-raising and facilities.

As a result of Management’s effort at reducing cost, during the three months ended September 30, 2014, the Company experienced a decrease of approximately $1,132,000 in expenses as compared to the same period during 2013, for which the majority of the savings were related to personnel costs of approximately $326,000, investor relations of approximately $91,000 and marketing costs of $322,000 along with the classification of personnel costs of $168,000 and facility expenses of $225,000 to R&D in 2014, that had been classified as SG&A in 2013.   These expense savings during the three months ended September 30, 2014 were partially offset by approximately $215,000 in expenses which were primarily related to an increase in costs associated legal and other public company expenses along with the recognition of approximately $457,000 in non-cash equity compensation related to the issuance of prior Stock Options.

Gain on Revaluation of Derivative Warrant Liability — Changes in the fair value of derivative financial instruments are recognized in the Consolidated Statement of Operations as a derivative gain or loss.  The primary underlying risk exposure pertaining to the warrants is the change in fair value of the underlying common stock.  The gain on revaluation of the derivative warrant liability for the three months ended September 30, 2014 was approximately $473,000.  For the three months ended September 30, 2013, there was a loss of $70,000.

Net Loss — As a result of the factors described above, we had a net loss of approximately $5,505,000 for the three months ended September 30, 2014 compared to approximately $5,237,000 for the three months ended September 30, 2013.

Comparison of the Nine Months ended September 30, 2014 and 2013

Licensing Revenue — We signed two licensing agreements during fiscal year 2009, each with a minimum term of ten years, that required non-refundable license payments by the licensees. The non-refundable license payments received in cash totaled $1,250,000 across both transactions.  We are recognizing the non-refundable payments as revenue on a straight-line basis over our contractual or estimated performance period.  Periodically, we have adjusted our amortization period for revenue recognition for each of our license arrangements to reflect a revision in the estimated timing of regulatory approval.  We determined that approximately $57,000 and $68,000 of licensing revenue was recognizable in the nine months ended September 30, 2014 and 2013, respectively.

Research and Development Expenses — R&D expenses decreased by approximately $5,646,000, or 56%, to approximately $4,349,000 for the nine months ended September 30, 2014, from approximately $9,995,000 for the nine months ended September 30, 2013.  R&D expenses decreased primarily as a result of engineering and design expenses incurred in 2013 with outside contractors and personnel relating to Symphony that did not reoccur in 2014.  Additionally from July through September 2014, the Company successfully implemented cost reduction measures that included employee reductions.

R&D expenses amounted to approximately 46% and 60% of total operating expenses during the nine months ended September 30, 2014 and 2013, respectively.  For the nine months ended September 30, 2014, expenses consisted of primarily development, clinical and manufacturing of $2,397,000, $408,000 and $566,000 respectively.  For the nine months ended September 30, 2013, expenses consisted of primarily development, clinical and manufacturing of $8,358,000, $1,082,000 and $383,000, respectively.  For the nine months ended September 30, 2013, we had reported personnel costs of $610,000 and facility expenses of $770,000 as SG&A.  For comparison purposes between 2013 and 2014, we have reported these same types of costs in entirety as R&D, rather than SG&A, for the same period ended September 30, 2014.

Selling, General and Administrative Expenses — SG&A expenses decreased by approximately $1,383,000, or 21%, to approximately $5,207,000 for the nine months ended September 30, 2014 from approximately $6,590,000 for the nine months ended September 30, 2013.  SG&A expenses represented 54% and 40% of total operating expenses during the nine months ended September 30, 2014 and 2013, respectively.  General and administrative expenses principally related to salaries and benefits for our executive, financial and administrative staff, public company costs, investor relations, legal, accounting, public relations, capital-raising and facilities.

As a result of Management’s effort at reducing cost, during the first nine months of 2014 the Company experienced a decrease of approximately $2,880,000 in expenses as compared to the same period in 2013, for which the majority of the savings were related to personnel costs of approximately $606,000, investor relations cost reductions of approximately $326,000 and marketing cost reductions of $568,000 along with the reporting change between 2014 and 2013 that classified personnel costs of $610,000 and facility expenses of $770,000 as R&D in 2014, that had been classified as SG&A in 2013.  These expense savings were partially offset by approximately $1,497,000 in expenses, some of which were unplanned and primarily related to an increase in costs associated with our proxy advisory solicitation services of approximately $286,000, corporate and legal expenses of approximately $320,000, other proxy and contested stockholder election costs of approximately $274,000 and overall recruiting costs of approximately $160,000 along with the recognition of approximately $457,000 in non-cash equity compensation related to the issuance of prior Stock Options.

Interest Income — Interest income was approximately $1,000 and $3,000 for each of the nine months ended September 30, 2014 and 2013, respectively.

Interest Expense — Interest expense was approximately $3,551,000 and $3,658,000 for the nine months ended September 30, 2014 and 2013, respectively.  The decrease in interest expense in for the nine months ended September 30, 2014 as compared to the nine months ended September 30, 2013 represents the amortization of deferred financing costs for the fair value of the Commitment Warrant issued pursuant to the Montaur Credit Facility established in August 2012.  The fair value of the Commitment Warrant was determined to be approximately $4,840,000 and was recorded as a deferred financing cost and the Company had been amortizing the interest expense over the term of the note.  With the Company’s inability to obtain funds through the Credit Facility at September 30, 2014 and the termination of the Loan Agreement effective October 30, 2014, the Company has elected to fully amortize the remaining $3,065,325 in Deferred Financing Cost as of September 30, 2014 (See Note 5).  For the nine months ended September 30, 2013, interest expense primarily was comprised of $2,879,000 in unamortized debt discount that was recognized at the prepayment of all outstanding draws on March 1, 2013.  Additionally, $726,000 of the interest expense represented the amortization of deferred financing costs for the fair value of the Commitment Warrant issued pursuant to the loan agreement and the remaining $53,000 represented finance charges incurred in 2013 on the $3,000,000 loan early repayment.

Gain on Revaluation of Derivative Warrant Liability — Changes in the fair value of derivative financial instruments are recognized in the Consolidated Statement of Operations as a derivative gain or loss. The primary underlying risk exposure pertaining to the warrants is the change in fair value of the underlying common stock. The gain on revaluation of the Derivative Warrant liability for the nine months ended September 30, 2014 and 2013 was approximately $1,006,000 and $4,606,000, respectively.

Net Loss — As a result of the factors described above, we had a net loss of approximately $12,042,000 for the nine months ended September, 2014 compared to approximately $15,567,000 for the nine months ended September 30, 2013.

Recent Management and Employee Changes

Effective at midnight on June 30, 2014, Robert F. Doman’s consulting contract with the Company expired in accordance with its terms and, accordingly, he no longer serves as the Company’s Executive Chairman and Interim Chief Executive Officer.  On June 30, 2014, the Board appointed Kimberly A. Burke to serve as Interim Chief Executive Officer of Echo, for a sixty-day period beginning on July 1, 2014 and ending on August 30, 2014.  Ms. Burke has served as Echo’s General Counsel and Senior Vice President since January 2011, as Chief Compliance Officer since April 2012, and she has served as Echo’s Secretary since 2010. Ms. Burke joined the Company as Vice President, Corporate Counsel in 2008.

On September 12, 2014, Kimberly A. Burke informed the Company of her decision to resign as Senior Vice President, General Counsel and Chief Compliance Officer of Echo to pursue other opportunities.  Ms. Burke agreed to transition matters appropriately and the effective date of her resignation will be determined once an effective transition has occurred.  At this time, Ms. Burke continues to serve Echo as its Senior Vice President, General Counsel, Chief Compliance Officer and Secretary.

Effective July 16, 2014, the Board appointed Charles T. Bernhardt to serve as Interim Chief Financial Officer of Echo.

On August 14, 2014, the Company announced that it had taken steps to substantially reduce operating costs and preserve cash while further focusing its development efforts and resources on implementing key product performance enhancements to its Symphony CGM System.  The Company had implemented significant cost reductions across all aspects of its operations in both external spend and workforce, including reductions in general and administrative expenditures, manufacturing, clinical and product development expenditures.  As a result of these initiatives, that include a 35% employee reduction, the monthly burn rate is projected to decrease by 40%-50% as compared to the average monthly burn rate experienced during the first six months of 2014.

On September 23, 2014, the Company announced that it had suspended its product development, research, manufacturing and clinical programs and operations to conserve its liquidity and capital resources.  The workforce reduction due to the suspension of operations comprised approximately 70% of Echo’s workforce.  Affected employees were notified on September 23, 2014.  The employees whose employment was terminated as part of the workforce reduction were not offered severance pay.  The Company has retained a team of seven key employees to enable it to explore its financial and strategic alternatives.

Liquidity and Capital Resources

We have financed our operations since inception primarily through sales of our Common Stock and preferred stock, the issuance of convertible promissory notes, draws from our non-revolving Montaur Credit Facility, unsecured and secured promissory notes, non-refundable payments received under license agreements, and cash received in connection with exercises of Stock Options and warrants.  As of September 30, 2014, we had approximately $1,469,000 of cash and cash equivalents, a negative working capital (defined as Current Assets less Current Liabilities) of approximately $109,000 and no other short-term investments (See Notes 1, 5, 14 and 15).

On October 2, 2014, the Company announced that it had retained PwC as a financial and restructuring consultant to assist the Company in exploring financial and strategic alternatives that could sufficiently address its liquidity needs and allow it to resume operations.  Such financial and strategic alternatives include, but are not limited to, a sale and/or license of intellectual property and other assets, a merger or sale of the Company in entirety, other business combination, a capital transaction and/or a voluntary petition for reorganization or liquidation pursuant to the U.S. Bankruptcy Code.  With PwC’s support of the process, Echo continues to proceed in an orderly and timely manner to consider possible financial and strategic alternatives for the Company and their implications.  However, no assurances can be given as to whether any particular financial or strategic alternative will be recommended or undertaken or, if so, upon what terms and conditions.  If Echo is unable to identify an acceptable financial or strategic alternative that sufficiently addresses the Company’s liquidity or operational needs, Echo could be forced to file for protection under the U.S. Bankruptcy Code.  We continue to aggressively pursue additional financing from existing relationships (current and prior stockholders, investors and lenders) and from new investors to support operations, including our product and clinical development programs.

Pursuant to the Securities Purchase Agreement (“SPA”) between the Company and Medical Technologies Innovation Asia Ltd. (“MTIA”), as amended on January 30, 2014, in March 2014 and on June 17, 2014, the Company would sell 1,818,182 shares of its Common Stock and 181,818 warrants to purchase its Common Stock to MTIA for an aggregate purchase price of $5,000,000, such sales to be made in three installments through March 27, 2014.  From February 4, 2014 through April 15, 2014, the Company received gross proceeds of $2,400,000 of the anticipated $5,000,000 in connection with the SPA. In connection with the receipt of those proceeds, the Company has issued to MTIA 872,728 shares of its Common Stock and 87,274 warrants to purchase its Common Stock (see Note 8).  Based on representations made by MTIA to the Company, the Company had anticipated the receipt of the full $5,000,000 from MTIA despite the fact that the funding dates in the SPA, as amended, have passed without receipt of funds from MTIA.  MTIA’s failure to provide funds in a timely manner resulted in its material breach of the SPA, which has subsequently expired.  The Company met with representatives of MTIA on October 22 and 23, 2014 regarding a possible MTIA investment into the Company.  At the conclusion of the meeting, MTIA proposed an offer with an approximate 24 hour lifespan that upon execution of a convertible note purchase agreement with a first stage financing amount of $1,500,000, Echo would be required to turn-over all relevant technical product information and samples of our Generation 1 Symphony product to MTIA as well as dedicate personnel to support their consumer based business plan.  As the MTIA offer did not include the previously agreed purchase of the additional $2,600,000 in Company securities as a prerequisite for the release and support of technical product information,  The Company deemed the offer inadequate to warrant a response.  On October 24, 2014, it was communicated by the Managing Director of MTIA that they “have no intention to provide any so-called better offer.”  Accordingly, the Company has ceased its efforts of entering into a new agreement with MTIA.

On August 31, 2012, the Company and Platinum Montaur Life Sciences, LLC (“Montaur”) entered into a Loan Agreement (the “Loan Agreement”) pursuant to which Montaur made a non-revolving draw credit facility (the “Credit Facility”) of up to $20,000,000 available to the Company, a substantial portion of which is subject to the successful achievement of certain clinical and regulatory milestones set forth in the Loan Agreement, with an initial available principal amount of $5,000,000.  The principal balance of each draw will bear interest from the applicable draw date at a rate of 10% per annum, compounded monthly.  The Company issued to Montaur a Promissory Note dated August 31, 2012, with a maturity date of five years from the date of closing.  The Company used the proceeds from the Credit Facility to fund operations.  As a result of the Company’s 2013 financing transactions, this Credit Facility is currently only available at Montaur’s discretion.  On March 1, 2013, the Company elected to prepay all outstanding draws under the Montaur Credit Facility totaling $3,113,366, which includes interest accrued and unpaid to that date of $113,366.  After such date, no principal amount is outstanding under the Credit Facility.  As a result of the Company’s contractual ability to obtain funds through this Loan Agreement only extending to December 31, 2014 and our inability to motivate Montaur to allow us to draw against the Credit Facility to fund operations at September 30, 2014, we elected to formally terminate the Loan Agreement.  Accordingly on October 28, 2014, the Company sent a letter to Montaur to notify them of the desire to irrevocably cancel and terminate the Loan Agreement in accordance with Section 3.1 with an effective date of October 30, 2014.

Net cash used in operating activities was approximately $9,150,000 for the nine months ended September 30, 2014.  The use of cash in operating activities was primarily attributable to the net loss of approximately $12,042,000, adjusted for non-cash items and changes in assets and liabilities.

Net cash provided by investing activities was approximately $215,000 for the nine months ended September 30, 2014.  Cash of approximately $250,000 was released for restricted cash held in escrow under a letter of credit for the benefit of a vendor during the nine month period ended September 30, 2014 at the end of that vendor relationship.

Net cash provided by financing activities was approximately $2,350,000 for the nine months ended September 30, 2014, which consisted of $2,400,000 in proceeds less $50,000 in issuance costs during the period from our private placement with MTIA less related financing expenses.

At September 30, 2014, we had outstanding warrants to purchase 1,211,485 shares of Common Stock at exercise prices ranging from $2.75 per share to $30.00 per share with a weighted average exercise price of $17.29 per share.  If exercised in full, these could future provide cash proceeds to the Company of approximately $20,943,000.

We have endeavored to manage our costs aggressively and increase our operating efficiencies while advancing our medical device product development and clinical programs.  During the nine months ended September 30, 2014, Management actively sought to reduce our medical device product development, clinical and operating costs while pursuing necessary funding.  We continue to seek a funding solution in order to advance our product and clinical development programs, establish contract manufacturing, pursue CE Marking and FDA approval for Symphony and support our operating activities. In the past, we have relied primarily on raising capital or issuing debt in order to meet our operating budget needs and to achieve our business objectives, and we plan to continue that practice in the future as well as explore other viable funding stock options.  Although we have been successful in the past with raising sufficient capital to conduct our operations, we will continue to vigorously pursue additional financing as necessary to meet our business objectives; however, there can be no guarantee that additional capital will be available in sufficient amounts on terms favorable to us, if at all.  If we are unable to identify an acceptable financial or strategic alternative that sufficiently addresses Echo’s liquidity needs, the Company could be forced to file for protection under the U.S. Bankruptcy Code.  The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Our ability to fund our future operating requirements will depend on many factors, including the following:

•	our ability to obtain funding from third parties, including any future collaborative partners, on reasonable terms;
•	our progress on research and development programs;
•	our ability to leverage financing with our assets as security;
•	the time and costs required to gain regulatory approvals;
•	the costs of manufacturing, marketing and distributing our products, if successfully developed and approved;
•	the costs of filing, prosecuting and enforcing patents, patent applications, patent claims and trademarks;
•	the ability to sell existing technology, including current intangible assets;
•	the cost of defending the Company, Directors and Officers against the litigation brought upon us by our former President and Chief Executive Officer and by Platinum and its affiliates (See Note 14);
•	the status of competing products; and
•	the market acceptance and third-party reimbursement of our products, if successfully developed and approved.

We have generated limited revenue and have had operating losses since inception, including a net loss of approximately $19,067,000 and $12,042,000 for the year ended December 31, 2013 and nine months ended September 30, 2014, respectively.  As of September 30, 2014, we had an accumulated deficit of approximately $125,011,000.  We have no current sources of material ongoing revenue, other than the recognition of revenue from upfront license fees and potential future milestone payments and royalties under our current license and collaboration agreements.  Our losses have resulted principally from costs incurred in connection with our research and development activities, general and administrative costs associated with our operations and legal expenses.  We also expect to have negative cash flows for the foreseeable future as we fund our operating losses.  This will result in decreases in our working capital, total assets and stockholders’ equity, which may not be offset by future funding.

Continued operating losses has impaired our ability to continue operations.  We have operating and liquidity concerns due to our significant net losses and negative cash flows from operations.  Our ability to continue as a going concern is dependent upon generating sufficient cash flow to conduct operations or obtaining additional financing.  Historically, we have had difficulty in meeting our cash requirements for operations.  There can be no assurances that we will obtain the necessary funding, reduce the level of historical losses and achieve successful commercialization of any of our drug product candidates.  If we cannot obtain additional funding, we may be required to seek the protection of the U.S. Bankruptcy Code.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements, including unrecorded derivative instruments that have or are reasonably likely to have a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.  We have a large number of warrants and Stock Options outstanding but we do not expect to receive sufficient proceeds from the exercise of these instruments unless and until the trading price of our Common Stock is significantly greater than the applicable exercise prices of the Stock Options and warrants for a sustained period of time.

Effect of Inflation and Changes in Prices

We do not believe that inflation and changes in prices will have a material effect on our operations.

ITEM 4.  CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

Effective at midnight on June 30, 2014, Robert F. Doman’s consulting contract with the Company expired in accordance with its terms and, accordingly, he no longer serves as the Company’s Executive Chairman and Interim Chief Executive Officer.  On June 30, 2014, the Board appointed Kimberly A. Burke to serve as Interim Chief Executive Officer of Echo, for a sixty-day period beginning on July 1, 2014 and ending on August 30, 2014.  Since that date, the Company has effectively functioned without a Chief Executive Officer.

On September 12, 2014, Ms. Burke informed the Company of her decision to resign as Senior Vice President, General Counsel and Chief Compliance Officer of Echo to pursue other opportunities.  Ms. Burke agreed to transition matters appropriately and the effective date of her resignation will be determined once an effective transition has occurred.  At this time, Ms. Burke continues to serve Echo as its Senior Vice President, General Counsel, Chief Compliance Officer and Secretary.

Effective July 16, 2014, the Board appointed Charles T. Bernhardt to serve as Interim Chief Financial Officer of Echo.  In the absence of Chief Executive Officer since September 1, 2014, Mr. Bernhardt has also performing the functions of the Company’s principal executive officer.  The Company recognizes that the nature of a single person serving the dual roles of Chief Financial Officer and principle executive constitutes a potential weakness in internal controls with the loss of segregation of duties.  Echo continues to proceed in an orderly and timely manner to consider possible financial and strategic alternatives for the Company and their implications, which includes addressing the management segregation of duties issue.  However, no assurances can be given as to whether any particular financial or strategic alternative for Echo will be undertaken or when this internal control issue will be remedied.

In August 2014, the Company announced that it had taken steps to substantially reduce operating costs and preserve cash while further refining its development efforts and resources needed to implement key product performance enhancements to its Symphony CGM System.  The Company implemented significant cost reductions across all aspects of its operations in both external spend and workforce.  On September 23, 2014, the Company announced that it suspended its product development, research, manufacturing and clinical programs and operations to conserve its liquidity and capital resources.  The workforce reduction that resulted from the suspension of operations comprised approximately 70% of Echo's workforce.

The Company retained a team of seven key employees to enable it to explore its financial and strategic alternatives.  In designing and evaluating our disclosure controls and procedures, our Management recognized that any controls and procedures, no matter how well designed and operated, are being implemented by a small team of employees and can provide only reasonable assurance of achieving the desired control objectives.  Our Management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Echo continues to proceed in an orderly and timely manner to consider possible financial and strategic alternatives for the Company and their implications, which includes addressing the management segregation of duties issue.  However, no assurances can be given as to whether any particular financial or strategic alternative for Echo will be undertaken or when this internal control issue will be remedied.

Our Management, with the participation of our Interim Chief Financial Officer, who is our principal financial officer and is also performing the functions of our principal executive officer, has evaluated the effectiveness of the design and operations of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) as of the end of the period covered by this report.  Based on that evaluation, our Interim Chief Financial Officer, in his capacity as our principal financial officer and in performing the functions of our principal executive officer, concluded that our disclosure controls and procedures as of the end of the period covered by this report were effective in ensuring that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that the information required to be disclosed by us in such reports is accumulated and communicated to our Management, including our Interim Chief Financial Officer, who is our principal financial officer and is also performing the functions of our principal executive officer, as appropriate to allow timely decisions regarding required disclosure.

Corporate Counsel Withdrawals From Engagement

On November 14, 2014, the Company’s corporate governance counsel withdrew from its representation of the Company effective immediately.  On November 17, 2014, the Company’s securities and transactional counsel notified the Company that, after their review of and comment on the Company’s Form 10-Q was completed, their work for Echo would be concluded and they intended to withdraw from further representation. The Company has not retained new outside counsel at this time.  Accordingly, the Company is without external legal representation to advise on corporate governance, securities and transactions matters.   Such counsel remains integral to the Company’s ability to provide assurance as to the effectiveness of its system of internal controls, to support Management during a time of discord between members of the Board of Directors, and to assist Management in addressing threats of potential litigation against the Company and public allegations of wrongdoing against various members of the Company’s Board that have previously made public by the Company and/or certain members of its Board.

Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the fiscal quarter to which this report relates that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.  (Needs to be consistent with Note 14 – Kim Burke to Update)

In February 2014, Patrick T. Mooney, M.D., our former President and Chief Executive Officer, and his wife, Elizabeth Mooney, filed a complaint against the Company and certain of its Directors and Officers in the Court of Common Pleas in Philadelphia County.  The complaint, which alleges (i) that Dr. Mooney’s termination was without cause so that he is entitled to certain severance benefits under his employment agreement and associated statutory remedies; (ii) that certain legally required disclosures by the Company and its General Counsel defamed Dr. Mooney; and (iii) that Dr. Mooney’s wife is entitled to damages under a theory of loss of consortium, seeks in excess of $20 million in damages.  The Company denied the allegations of the complaint and asserted counterclaims against Dr. Mooney based upon the same conduct which provided the cause for his termination.  Thereafter, the Company withdrew three of the counterclaims after concluding that Dr. Mooney’s personal financial condition was unlikely to permit recovery of the advanced defense costs he had demanded or such damages as the Company might ultimately recover and that the expenditure of cash necessary to prosecute those affirmative claims was best conserved for other corporate purposes.  The Company believes it has strong defenses to the claims asserted and intends to defend them vigorously.  The Company similarly believes that it has strong support for its remaining counterclaim.

In July 2014, Dr. and Mrs. Mooney filed another complaint in the Court of Common Pleas in Philadelphia County against the Company, certain of its directors and Officers and a former Director and officer alleging (i) wrongful use of civil proceedings and (ii) abuse of process in the original filing of the counterclaims withdrawn in the earlier action.  Mrs. Mooney also asserted another claim for loss of consortium.  This complaint seeks in excess of $30 million in damages.  The Company has denied the allegations.  The Company believes that this action is without merit, that it acted lawfully and in good faith, and that it has strong defenses to the claims asserted.  Accordingly, the Company intends to vigorously defend against this lawsuit.

In August 2014, Dr. Mooney filed a complaint in Delaware Chancery Court against the Company for advancement of defense costs related to his February 2014 complaint, many of which the Company had paid to date and the remainder of which were subject to a good faith dispute that counsel for the Company and Dr. Mooney had been attempting to amicably resolve.  Dr. Mooney also demanded that the Company pay for his attorneys fees related to his July 2014 complaint against the Company, amongst other matters.  The Company filed a Motion to Dismiss this complaint and is awaiting the Court’s ruling.

In September 2014, Platinum Partners Value Arbitrage Fund L.P. (“Platinum Partners”) filed a complaint in Delaware Chancery Court against the Company seeking inspection of certain of the Company’s books and records.  The Company responded to the complaint on October 7, 2014.  On November 17, 2014, the Company and Platinum Partners filed a Joint Stipulation of Dismissal, and this matter is now concluded.

In October 2014, Platinum Partners filed a complaint in Delaware Chancery Court against the Company seeking inspection of the Company's stock list and certain of the Company’s books and records.  The Company responded to the complaint on October 24, 2014.  On November 10, 2014, the Company and Platinum filed a Joint Stipulation of Dismissal, and this matter is now concluded.

On October 31, 2014, Platinum Partners filed a complaint in Delaware Chancery Court against the Company and three of its directors seeking, among other things, a declaration that certain of the Company's bylaws are invalid and that the three directors breached their fiduciary duties and an order requiring the Company to hold a special meeting at which the stockholders can vote on whether to remove the three directors.  The Company believes that Platinum Partners' request for relief is without merit and intends to contest the suit vigorously.

ITEM 1A.  RISK FACTORS.

These Risk Factors should be read in conjunction with those of the Company’s audited consolidated financial statements for the year ended December 31, 2013, included in the Company’s Annual Report on Form 10-K as filed with the SEC on March 28, 2014.  The following cautionary statements identify important factors that could cause our actual results to differ materially from those projected in the forward-looking statements made in this Form 10-Q.  Among the key factors that have a direct bearing on our results of operations are:

Our past losses and expected future losses cast doubt on our ability to continue as a going concern and operate profitably.  We continue to require substantial amounts of capital, without which we will be unable to develop and commercialize our product candidates or provide assurance of continued operations beyond November 30, 2014.

As of September 30, 2014, the Company had cash of approximately $1,469,000, a negative working capital of approximately $109,000 and an accumulated deficit of approximately $125,011,000.  While Management continues its efforts to reduce controllable operating expenses, the Company continues to incur recurring losses from operations.  If Echo is unable to identify an acceptable financial or strategic alternative that sufficiently addresses the Company’s liquidity needs, we could be forced to file for protection under the U.S. Bankruptcy Code.  No assurances can be given that funds will be available on terms acceptable to the Company, if at all.  In the case that additional funding or financing is not available to the Company, no assurances can be given that operations will be funded beyond November 30, 2014 (see Notes 1, 5 and 14).

We will need to raise additional funds in order to continue toward the commercialization of our products.  We cannot be certain that such funding will be available on favorable terms, if at all.  Some of the factors that will impact our ability to raise additional capital and our overall success include:

●	lawsuits filed or threatened by Platinum and its affiliates along with their ongoing interference to the Company's relationships with its vendors and employees
●	lawsuits filed or threatened by vendors, service providers or landlords as to our delay or withholding of payment for services rendered or goods provided;
●	our ability to successfully restart and streamline operations;
●	the rate and degree of progress for our product development;
●	the level of success achieved in clinical trials;
●	the rate of regulatory approval to proceed with clinical trial programs;
●	the requirements for marketing authorization from regulatory bodies in Europe, the United States and other countries;
●	the liquidity and market volatility of our equity securities;
●	regulatory and manufacturing requirements and uncertainties;
●	sale or licensing of our existing technologies;
●	technological developments by competitors and other factors.

We are currently seeking funding through public or private financings or from existing or new licensing and collaboration agreements; however, the market price of our common stock is highly volatile.  Due to market conditions and the development status of Symphony, additional funding may not be available to us on acceptable terms, or at all.

We do not anticipate having any of our products ready for commercialization prior to the exhaustion of our funds.  Consequently, even if we consummate the potential financing, we still may be required to:

●	further delay, reduce scope or eliminate one or more of our research or development programs and some or all of our clinical trials;
●	obtain funds through arrangements with collaborative partners or others that may require us to relinquish rights to certain of our technologies, potential products or products that we would otherwise seek to develop or commercialize ourselves;
●	sell our assets or the company in entirety;
●	cease operations; or
●	seek the protection of U.S. Bankruptcy Code.

Our operating costs, particularly future research and development expenses, may have a longer time duration or be significantly higher in cost than we anticipate, and we may need additional capital to fund our operations.  It is extremely difficult to estimate the amount of research and development costs that may be required before a product is ready to be commercialized.  The amount of research and development costs that we will be required to incur will depend on many other factors, including:

●	the progress of our research and development programs, preclinical testing and clinical trials;
●	collaborative arrangements or strategic alliances with other drug companies, including the further development, manufacturing, marketing and sale of certain of our product-candidates and our ability to obtain funds from such strategic alliances or from other sources;
●	the timing and cost of obtaining regulatory approvals;
●	the levels of resources that we devote to product development, manufacturing and marketing capabilities;
●	the cost of establishing, maintaining and enforcing intellectual property rights; and
●	competing technological and market developments.

If we cannot raise such funds, we will not be able to develop, manufacture or enhance products, take advantage of future opportunities, respond to competitive pressures or unanticipated requirements which would have a material adverse impact on our business, financial condition and results of operations.  As a result of the need to raise additional capital, there is uncertainty regarding our ability to maintain liquidity sufficient to operate our business effectively over at least the next three months, which raises substantial doubt as to our ability to continue as a going concern.  Global market and economic conditions have been, and continue to be, disruptive and volatile.  In particular, the cost of raising money in the debt and equity capital markets has increased substantially while the availability of funds from those markets has diminished significantly.  As a result, the cost of obtaining money from the credit markets has increased as many lenders and institutional investors have increased interest rates, enacted tighter lending standards and reduced, and in some cases, ceased to provide funding to borrowers.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

In August 2014, the Company announced that it had taken steps to substantially reduce operating costs and preserve cash while further refining its development efforts and resources on implementing key product performance enhancements to its Symphony CGM System.  The Company implemented significant cost reductions across all aspects of its operations in both external spend and workforce, including reductions in general and administrative expenditures, manufacturing, clinical and product development expenditures.

On September 23, 2014, the Company announced that as it believed that its liquidity was insufficient to fund its needs beyond September 30, 2014, if the operations continued as they were at that time.  Accordingly, it suspended its product development, research, manufacturing and clinical programs and operations in order to conserve liquidity and capital resources.  The actions followed a strategic review of the Company’s current financial position, funding alternatives, projected product development costs and timelines.  The workforce reduction that resulted from the suspension of operations comprised approximately 70% of Echo's workforce.  Additionally, events such as the lawsuits filed or threatened by Platinum and its affiliates, along with the continuing campaign by Platinum to damage Echo, its prospects, its relationships with its vendors and employees, have caused a significant liquidity drain on the Company.

On October 2, 2014, the Company announced that it had retained PwC as a financial and restructuring consultant to assist the Company in exploring financial and strategic alternatives that could sufficiently address its liquidity needs and allow it to resume operations.  Such potential financial and strategic alternatives include, but are not limited to, a sale and/or lease of intellectual property and other assets, a merger or sale of the Company in entirety, other business combination, a capital transaction and/or a voluntary petition for reorganization or liquidation pursuant to the U.S. Bankruptcy Code.  No assurances can be given as to whether any particular financial or strategic alternative for Echo will be recommended or undertaken or, if so, upon what terms and conditions.  If Echo is unable to identify an acceptable financial or strategic alternative that sufficiently addresses our liquidity needs, the Company could be forced to file for protection under the U.S. Bankruptcy Code.  No assurances can be given that funds will be available on terms acceptable to the Company, if at all.

The engagement agreement between Echo and PwC stated that the Company agreed to pay PwC a $50,000 retainer upon the execution of the agreement and apply this dollar sum to PwC’s final billing.  Additionally, PwC would render invoices on a regular basis and that were to be paid within five business days if the Company does not file a petition for relief under Chapter 11 of the U.S. Bankruptcy Code.  On November 5, 2014, PwC supplied the Company with a progress billing invoice for $240,740 related to their advisory services.  As of November 18, 2014, the Company has deemed it prudent to withhold payment as a result of their desire to gain greater detail regarding the description of services rendered.  As a result, PwC has communicated an intention to halt services and seek legal remedy to order to obtain payment of their fee.  At this time, there has been no formal notification of legal action undertaken by PwC in this matter.  At this time, there has been no formal notification of legal action undertaken by PwC, or any other vendor, service provider or landlord, related to our delay or withholding of payments.  No assurances can be given that the Company’s existing or future access to funds will be sufficient or utilized to satisfy the claim of PwC for unpaid services, or similar claims from any other vendors, service providers or landlords, to forestall collection efforts or remedy potential litigation.  If Echo is unable to identify an acceptable financial or strategic alternative that sufficiently addresses our liquidity needs, the Company could be forced to file for protection under the U.S. Bankruptcy Code.  No assurances can be given that funds will be available on terms acceptable to the Company, if at all.

Our stock price is volatile and may fluctuate in the future, and stockholders could lose all or a substantial part of their investment.

The trading price of our Common Stock may fluctuate significantly in response to a number of factors, many of which we cannot control.  For example, between January 1, 2014 and October 31, 2014, the last reported sale price of our Common Stock on the Nasdaq Capital Market ranged between a low price of $0.51 and a high price of $4.02.  Among the factors that could cause material fluctuations in the market price for our Common Stock are:

•	our ability to successfully raise capital to fund our continued operations;
•	our ability to license and/or sell our assets, including Intellectual Property;
•	potential necessity of Echo to seek out and/or receive the protection of the U.S. Bankruptcy Code;
•	lawsuits filed or threatened by Platinum and its affiliates along with their continuing campaign to damage Echo;
•	our ability to successfully restart and streamline operations;
•	our financial condition, performance and prospects;
•	changes in the regulatory status of Symphony;
•	the success or failure of the development and clinical testing of Symphony;

•	our ability to enter into and maintain successful collaborative arrangements with strategic partners for research and development, clinical testing, and sales and marketing;
•	additions or departures of key personnel;
•
our ability to avoid delisting of the Common Stock from the Nasdaq Capital Market, see below “Our stock price has traded below the $1.00 Nasdaq Stock Market minimum closing bid price.  If our stock price remains low or declines further, our ability to trade on the Nasdaq market, raise further working capital and continue operations could be adversely impacted”;

•	the depth and liquidity of the market for our common stock;
•	sales of large blocks of our Common Stock by officers, directors or significant stockholders;
•	offers to purchase large blocks of our Common Stock in an attempt to obtain a controlling interest or the Company in entirety;
•	investor perception of us and the industry in which we operate;
•	competing technological and market developments;
•	changes in securities analysts’ estimates of our financial performance or product development timelines;
•	general financial and other market conditions and trading volumes of similar companies; and
•	domestic and international economic conditions.

The broad market fluctuations may adversely affect the market price of our common stock.  In addition, fluctuations in our stock price may make our stock attractive to momentum traders, hedge funds or day-trading investors who often shift funds into and out of stocks rapidly, exacerbating price fluctuations in either direction.

Funding, especially on terms acceptable to us, may not be available to meet our capital needs.

Global market and economic conditions have been, and continue to be, disruptive and volatile.  The debt and equity capital markets have been impacted by significant write-offs in the financial services sector and the re-pricing of credit risk in the broadly syndicated market, among other things.  These events have negatively affected general economic conditions and it is uncertain when the credit and capital markets will stabilize or improve.

In particular, the cost of raising money in the debt and equity capital markets has increased substantially while the availability of funds from those markets has diminished significantly.  Also, as a result of concern about the stability of financial markets generally and the solvency of counterparties specifically, the cost of obtaining money from the credit markets has increased as many lenders and institutional investors have increased interest rates, enacted tighter lending standards and reduced and in some cases, ceased to provide funding to borrowers.  Low valuations and decreased appetite for equity investments, among other factors, may make the equity markets difficult to access on acceptable terms or unavailable altogether.

If funding is not available when needed, or is available only on unfavorable terms, we plan to pursue strategic alternatives, including but not limited to, the sale of the company, license and/or sale of assets, or protection of the U.S. Bankruptcy Code, as an alternative to financing.

There is no guarantee that we will realize sufficient value from the license and/or sale any of our other assets to avoid or delay bankruptcy.  If bankruptcy protection is sought, there is no assurance that we will be able to license and/or sell assets sufficient to satisfy any or all claims presented by our creditors and/or shareholders.

As of September 30, 2014, the Company had cash of approximately $1,469,000 and a negative working capital of approximately $109,000.  While Management continues its efforts to reduce controllable operating expenses, the Company continues to incur recurring losses from operations.  In the event we seek protection from the U.S. Bankruptcy Code, there is no guarantee that we will realize sufficient value from the license and/or sale of any of our assets to satisfy our creditors and/or shareholders.  Echo has two primary assets of intellectual property in transdermal analyte extraction and measurement and in transdermal drug delivery.  Although we continue our efforts to license and/or sell these properties, we have been unsuccessful to date.  As a result, there is no assurances that we will be able to sufficiently utilize our intellectual property to raise a substantial amount of financial consideration to delay or avoid possible bankruptcy proceedings.

No assurances can be given that the Company’s existing or future access to funds will be sufficient or utilized to satisfy the claim of unpaid services from any vendors, service providers or landlords, to forestall collection efforts or remedy potential litigation.  If Echo is unable to identify an acceptable financial or strategic alternative that sufficiently addresses our liquidity needs, the Company could be forced to file for protection under the U.S. Bankruptcy Code.  No assurances can be given that funds will be available on terms acceptable to the Company, if at all.  In the case that we are required to file for bankruptcy protection, any value associated with our assets, including intellectual property, may be significantly reduced.  As a result, there is no assurance that we will be able to license and/or sell our assets for any substantial amount of monetary consideration prior or during bankruptcy proceedings sufficient to satisfy any or all claims presented by our creditors and/or shareholders.

Our stock price has traded below the $1.00 Nasdaq Stock Market minimum closing bid price.  If our stock price remains low or declines further, our ability to trade on the Nasdaq market, raise further working capital and continue operations could be adversely impacted.

Our common stock, which trades on Nasdaq Stock Market (“Nasdaq”), has declined substantially as of September 10, 2014 and consistently traded below the Nasdaq’s $1.00 per share minimum trading value since September 24, 2014.  On November 7, 2014, the Company received a letter from the Listing Qualifications Department of the NASDAQ Stock Market (“Nasdaq”) informing the Company that because the closing bid price for the Company's common stock listed on Nasdaq was below $1.00 for 30 consecutive business days and therefore out of compliance with the minimum closing bid price requirement for continued listing on the Nasdaq Capital Market under Nasdaq Marketplace Rule 5550(a)(2).  The letter further provides that, under the Nasdaq rules, the Company has a 180-day compliance period, or until May 5, 2015, to regain compliance with Nasdaq's listing requirements by having the closing bid price of its common stock be at least $1.00 for at least 10 consecutive trading days.  In the event that the Company does not regain compliance by May 5, 2015, the Company may be granted an additional 180-day compliance period, provided that the Company (i) meets the continued listing requirement for market value of publicly held shares and all other initial listing standards for the Nasdaq Capital Market, with the exception of the bid price requirement, and (ii) provides written notice of its intention to cure the deficiency during the second compliance period, by effecting a reverse stock split, if necessary.  However, if it appears to the Nasdaq staff that the Company will not be able to cure the deficiency, or if the Company is otherwise not eligible, the Nasdaq staff will notify the Company that its common stock will be subject to delisting.  In the event that the Company does not regain compliance within the requisite time period, it would have the right to appeal a delisting determination.  Failure to maintain listing on the Nasdaq Capital Market may have a material adverse effect on the price and/or liquidity of the Company’s common stock.

During this process, shares of the Company's common stock will continue to trade on the Nasdaq Capital Market.  In the case of Nasdaq delisting, shareholders may be adversely affected as to the trading price and value of our Capital Stock.  With many of the factors related to the trading value of our Common Stock outside our control, we can provide no assurance that our Common Stock will continue uninterrupted trade on the Nasdaq for the long or short-term.

A prolonged decline in the price of our Common Stock could result in a reduction in the liquidity of our Common Stock and adversely impact our ability to raise capital.  Because a significant portion of our operations has been and will continue to be financed through the sale of equity securities, if the market price of our Common Stock remains low or declines further, our ability to continue trading on the Nasdaq could be in jeopardy.  If our Common Stock were to be suspended or delisted on Nasdaq, it could be especially detrimental to the market value and trading capacity of our Common Stock, our liquidity and shareholder value.  The market price for our Common Stock may also be affected by our ability to meet or exceed expectations of analysts or investors.  Any failure to meet these expectations, even if minor, may negatively affect the market price of our Common Stock.  Additionally, the suspension and/or delisting of our Common Stock from Nasdaq could trigger adverse provisions in our previously issued equity or financing agreements.

Our Common Stockholders may be diluted by the conversion of our outstanding Convertible Preferred Stock.

The holders of our Convertible Preferred Stock may choose to convert their stock into Common Stock.  Should a holder of Convertible Preferred Stock exercise their conversion option, it may dilute the ownership percentage currently enjoyed by our Common Stockholders.  At September 30, 2014, the following number of Convertible Preferred Stock shares exist with a par value of $0.01 per share:

•	Series C: authorized 10,000 shares, issued and outstanding 1,000 shares;
•	Series D: authorized 3,600,000 shares, issued and outstanding 1,000,000 shares; and
•
Series E: authorized 1,748,613 shares, issued and outstanding 1,748,613 shares (See Note 15 and ITEM 2, Recent Developments - Platinum Proxy Statement Seeks Stockholder Approval - Series E Preferred Stock And Warrants).

If we issue additional shares in the future, it will likely result in the dilution of our existing stockholders.

Our certificate of incorporation authorizes the issuance of up to 150,000,000 shares of Common Stock with a $0.01 par value and up to approximately 8,000,000 Convertible Preferred Shares with a par value of $0.01, of which approximately 13,000,000 Common Shares and 2,750,000 Convertible Preferred Shares were issued and outstanding as of September 30, 2014.  We are exploring financial and strategic alternatives that could sufficiently address its liquidity needs and allow it to resume operations with such potential financial and strategic alternatives include the potential sale, exchange or issuance of stock.

The sale, exchange or issuance of a significant number of additional shares may result in a reduction of the book value and market price of the outstanding shares of our Common or Convertible Preferred Stock.  If we issue any such additional shares, such issuance will cause a reduction in the proportionate ownership and voting power of all current stockholders.  Further, such issuance may result in a change in control of our Company.  Lastly, the sale of a substantial number of shares of our common stock to investors, or anticipation of such sales, could make it more difficult for us to sell equity or equity-related securities in the future at a time and at a price that we might otherwise wish to effect sales.

Proxy contests threatened or commenced against the Company could be disruptive and costly along with the possibility that activist shareholders may wage proxy contests or gain representation on or control of our Board of Directors could cause uncertainty about the strategic direction of our business.

Stockholders of the Company may from time to time engage in proxy solicitations, advance stockholder proposals or otherwise attempt to effect changes or acquire some level of control over the Company.  Campaigns by stockholders to effect changes at publicly-traded companies are sometimes led by investors seeking to increase short-term stockholder value by advocating corporate actions such as financial restructuring, increased borrowing, special dividends, stock repurchases or even sales of assets or sale of the entire company.

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

On September 29, 2014, with amendments on October 14 and 20, 2014, Platinum Group filed with the SEC a preliminary proxy statements on Schedule 14A for the purpose of commencing a proxy contest to purportedly remove, for “cause”, the only duly-elected independent members of Echo’s Board of Directors that were not designated or nominated by Platinum, namely William F. Grieco, Vincent D. Enright and James F. Smith (the “Non-Affiliated Independent Directors”) at a special meeting of stockholders (“Removal Special Meeting”).  We believe that the proxy statement that Platinum filed with the SEC in connection with its contemplated Removal Special Meeting is procedurally and substantively deficient and may involve violations of the federal securities laws and rules and regulations governing proxy solicitations. Among other issues, Echo believes that Platinum’s proxy materials filed with the SEC in connection with its contemplated Removal Special Meeting contain numerous inaccuracies, misstatements and untruths. In its numerous conclusory statements, the Platinum Group has taken upon itself to declare that “cause” exists to remove the Non-Affiliated Independent Directors even though it has failed to articulate any conduct engaged in by the Non-Affiliated Independent Directors that would support such a determination consistent with the applicable law of the State of Delaware.

On October 16, 2014, the Company gave notice of a Special Meeting of Stockholders for the sole purpose to submit for vote the possible issuance by the Company of 1,748,613 shares of its common stock, par value $0.01 per share (the “Common Stock”), to Platinum Partners Value Arbitrage Fund L.P. (“PPVA”) and Platinum Partners Liquid Opportunity Master Fund, L.P. (“PPLO” and, together with PPVA, “Platinum”) upon the conversion by Platinum of 1,748,613 shares of Series E Convertible Preferred Stock of the Company, par value $0.01 per share, which would result in Platinum holding more than 20% of the Company’s outstanding shares of Common Stock, triggering the stockholder approval requirement under Nasdaq Marketplace Rule 5365(b).

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

•
these types of actions could cause significant fluctuations in our Company’s stock based on temporary or speculative market perceptions or other factors that do not necessarily reflect the underlying fundamentals and prospects of our business; and

•
individuals elected to our Board with a specific agenda may adversely affect our ability to create additional value for our stockholders, effectively implement our business strategy, explore financial and strategic alternatives that could sufficiently address our liquidity needs and/or allow us to resume operations.

We have become involved in lawsuits led by Platinum Management (NY) LLC, which could be expensive, time consuming, unsuccessful and have a material adverse effect on the success of our business.

Lawsuits filed or threatened by Platinum and its affiliates, along with their and the ongoing interference by Platinum to damage Echo, its prospects and its relationships with its vendors and employees, could harm our business, financial results and our ability to raise capital.  An adverse effect in any litigation proceeding, regardless of the outcome, could be costly, time-consuming and divert the attention of our Board and senior management from the pursuit of business strategies and fund raising opportunities, which could unfavorably affect the Company’s results of operations, financial condition and ability to identify or attract acceptable financial or strategic alternatives that sufficiently addresses Echo’s liquidity needs.  Additionally, continued unfounded claims against members of our Board could result in a dramatic increase in the financial cost and limitations in availability of future Directors and Officers insurance coverage beyond 2014.

As a result of the substantial amount of discovery required in connection litigation, there is a risk that some of our confidential information could be compromised by disclosure during this type of litigation.  There could also be public announcements of the results of hearings, motions or other interim proceedings or developments.  If securities analysts or investors perceive these results to be negative, it could have a material adverse effect on the price of shares of our Common Stock.

Unauthorized public statements by Michael M. Goldberg and Shepard M. Goldberg could serve to confuse and mislead our stockholders and the stock market.

On October 2, 2014, the Company gave notice that recent unauthorized public statements relating to Echo that have been made by Michael Goldberg M.D. and Shepard M. Goldberg (“the Goldbergs”), two members of the Echo Board of Directors that were either designated or nominated to the Echo Board by an affiliate of Platinum.  In prior months, the Goldbergs had engaged in numerous unauthorized public communications targeted at Echo stockholders, the trading markets and the media.  These have included an unauthorized public “investor” conference call during which the Goldbergs made a presentation relating to Echo, unauthorized press releases discussing Echo and other unauthorized statements by which the Goldbergs have sought to relay to Echo stockholders information relating to Echo, its prospects and its financing and strategic alternatives.

The Company advised stockholders that neither Echo nor its Board have authorized or approved the Goldbergs’ public investor conference call, presentations, the statements made by the Goldbergs during such call, the various press releases issued by the Goldbergs and any other communications that the Goldbergs have targeted at investors, the trading markets or the media.  Stockholders were further advised that all such communications by the Goldbergs have been made solely in their individual capacities and not as authorized representatives of Echo or the Echo Board.  Echo specifically disclaimed (i) any responsibility for the Goldbergs’ public statements, communications and other unauthorized actions, (ii) any responsibility for the accuracy of any of the information relating to Echo, its prospects or its financing and strategic alternatives that is disseminated by the Goldbergs or those that may be acting in concert with the Goldbergs and (iii) any obligation to correct any false and misleading statements and disclosures that may be issued by the Goldbergs or those that may be acting in concert with the Goldbergs.

Such unauthorized statements and actions by the Goldbergs have the potential to confuse and mislead Echo’s stockholders as well as the stock market.  These actions violate our Board’s policies as well as could adversely impact the duties and responsibilities of directors along with the Shareholder value of a Nasdaq-listed, publicly-traded company.

Our success will depend on our ability to attract, rehire and retain our key personnel.

We are highly dependent on our senior management team and product development team.  Recent executive departures, in addition to our need for additional funding and our recent Platinum legal action or claims, could adversely impact our ability to attract a Chief Executive Officer or retain our current key personnel.  Our success will depend on our ability to attract, rehire and retain qualified personnel to resume development of Symphony and operate our business, including senior management, scientists, clinicians, engineers, software developers and other highly-skilled personnel.

Effective at midnight on June 30, 2014, Robert F. Doman’s consulting contract with the Company expired in accordance with its terms and, accordingly, he no longer serves as the Company’s Executive Chairman and Interim Chief Executive Officer.  On June 30, 2014, the Board appointed Kimberly A. Burke to serve as Interim Chief Executive Officer of Echo, effective July 1, 2014 and continuing for a sixty-day period that expired on August 30, 2014.  Ms. Burke has served as Echo’s General Counsel and Senior Vice President since January 2011, as Chief Compliance Officer since April 2012, and she has served as Echo’s Secretary since 2010.  On September 12, 2014, Ms. Burke informed the Company of her decision to resign to pursue other opportunities.  Ms. Burke agreed to transition matters appropriately and the effective date of her resignation will be determined once an effective transition has occurred.  As of November 19, 2014, Ms. Burke continues to serve Echo as its Senior Vice President, General Counsel, Chief Compliance Officer and Secretary.  The Board continues to work with a retained executive search firm to hire a well-qualified Chief Executive Officer.  William Grieco, the Chairman of the Company’s Nominating and Corporate Governance Committee, is leading this search.

Effective July 15, 2014, Christopher P. Schnittker resigned as Senior Vice President and Chief Financial Officer of Echo to accept another opportunity.  Effective July 16, 2014, the Board appointed Charles T. Bernhardt to serve as Interim Chief Financial Officer of Echo.  As the Company continues to explore financial and strategic alternatives that could sufficiently address its liquidity needs and allow it to resume operations, it has drastically reduced its workforce to conserve cash.  The Company retained a team of seven key employees to enable it to explore its financial and strategic alternatives.  Our existing key personnel are employed “at-will” and any of them may elect to pursue other opportunities at any time.  Each of our employees may terminate their employment at any time without notice and without cause or good reason.

The loss of a member of our remaining management team or professional staff would require the remaining personnel to divert immediate and substantial attention to seeking a replacement and/or attempting to undertake their work with the remaining resources.  Additionally, the loss of any of our remaining employees could adversely impact the Company’s effort to pursue financial and strategic alternatives that could sufficiently address its liquidity needs and allow it to resume operations.  Such financial and strategic alternatives includes, but are not limited to, a sale of intellectual property and other assets, a merger, other business combination, a capital transaction and/or a voluntary petition for reorganization or liquidation pursuant to the U.S. Bankruptcy Code.

In the future to restart operations, we need to seek additional senior management personnel, scientists, clinicians, engineers, software designers and quality staff members.  There is a high demand for highly trained personnel in our industry.  We face competition for such personnel from other companies, research and academic institutions and other entities.  We do not know whether we will be able to attract, higher, train and retain highly qualified personnel in the future, which could have a material adverse effect on our business, financial condition and results of operations.  The inability to obtain and retain the services of qualified individuals to serve as our management team, scientists, clinicians, software designers or engineers could prevent our ability to restart product development operations, implement the business plan or undertake our objectives, including the completion of development and commercialization of Symphony.

Because of reductions in our workforce related to our prior restructuring activities, we have reallocated certain employment responsibilities and have increased our dependence on third parties to perform certain corporate functions.

We restructured our operations in August and September 2014, which included drastic reductions in our workforce.  The reductions resulted in the loss of numerous long-term employees, along with their institutional knowledge and expertise, and the reallocation of certain employment responsibilities, all of which could adversely affect operational efficiencies, employee performance and retention.  Such workforce reductions have also placed a significant burden on our current employees, who continue to operate with limited resources.  In addition, because of these reductions, we are outsourcing certain corporate functions, including information technology, which make us more dependent on third parties for the performance of these functions in connection with our business.  To the extent that we are unable to effectively reallocate employee responsibilities, retain key employees, establish and maintain agreements with competent third-party contractors on terms that are acceptable to us, or effectively manage the work performed by any retained third-party contractors, our ability to advance our business or product candidates may be significantly impaired and our operating costs and stock price may be adversely affected.  Further cost containment initiatives that we may implement in the future could result in additional employee turnover, causing additional stress on our operational capabilities and potentially harming our ability to operate our business.

Our future operations may be harmed if our restructuring plans do not achieve the anticipated results or cause undesirable consequences.

On August 14, 2014, we announced that we had taken steps to substantially reduce operating costs and preserve cash while further focusing its development efforts and resources on implementing key product performance enhancements on the Symphony CGM System.  The Company had implemented significant cost reductions across all aspects of its operations in both external spend and workforce, including reductions in general and administrative, manufacturing, clinical and product development expenditures.  Subsequently as a result of a strategic review of Echo’s current financial position, funding alternatives, projected product development costs and timelines, on September 23, 2014, we announced that we believed that our current liquidity was insufficient to fund its needs beyond September 30, 2014, and therefore, suspended our product development, research, manufacturing and clinical programs and operations to conserve its liquidity and capital resources.  The workforce reduction due to the suspension of operations comprised of approximately 70% of Echo’s workforce.  Any resumption of operations would be dependent on our able to secure additional third-party funding.  However, no assurances can be given that Echo will be able to secure funding that will be sufficient to enable Echo to resume its operations

Restructuring plans may yield unintended consequences, such as challenges in future hiring, attrition beyond our intended reduction in workforce and reduced employee morale, which may cause our employees who were not affected by the reduction in workforce to seek alternate employment.  Additional attrition could impede our ability to meet our operational goals, which could have a material adverse effect on our financial performance.  As a result of the reductions in our workforce, we may face an increased risk of employment litigation.  Furthermore, employees whose positions will be eliminated in connection with these restructuring plans may seek future employment with our competitors.  Although all our employees are required to sign a Confidentiality Agreement with us at the time of hire, we cannot assure you that the confidential nature of our proprietary information will be maintained in the course of such future employment.

Our ability to realize potential value from our Net Operating Loss carryforwards is highly speculative and subject to numerous material uncertainties.

Our Net Operating Loss (“NOL”) carryforwards permit us the opportunity to offset net operating losses from prior years to taxable income in future years in order to reduce our tax liability.  As we have incurred losses since our inception and do not currently expect to turn a profit in the near future, we are currently unable to realize value from our net operating loss carryforwards unless we generate future taxable income, either through the acquisition of a profitable company or otherwise. There can be no assurance that we will have sufficient taxable income, if any, in future years to use the net operating loss carryforwards before they expire. The Internal Revenue Service could challenge the amount of our net operating loss carryforwards.

In order to preserve our NOL carryforwards, we must ensure that there has not been a “change of control” of our Company.  A “change of control” includes a more than 50 percentage point increase in the ownership of our company by certain equity holders who are defined in Section 382 of the Internal Revenue Code as “5 percent shareholders”.  Calculating whether an ownership change has occurred is subject to uncertainty, both because of the complexity of Section 382 of the Code and because of limitations on a publicly-traded company’s knowledge as to the ownership of, and transactions in, its securities.  Therefore, the calculation of the amount of our NOL carryforwards may be changed as a result of a challenge by a governmental authority or our learning of new information about the ownership of, and transactions in, our securities.  Our ability to fully utilize our NOL could be limited if there have been past ownership changes or if there are future ownership changes resulting in a change of control for Code Section 382. Additionally, future changes in tax legislation could negatively affect our ability to use the tax benefits associated with our net operating losses.  Therefore, we can provide no assurance that a change in ownership of Echo would allow for the transfer of our existing NOL’s to the surviving entity.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 6.  EXHIBITS

The Exhibits listed in the Exhibit Index immediately preceding such Exhibits are filed with or incorporated by reference in this report, except as noted.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ECHO THERAPEUTICS, INC.

Date: November 19, 2014
By: /s/ Charles T. Bernhardt
Charles T. Bernhardt
Interim Chief Financial Officer
(performing the functions of Principal Executive Officer)

By: /s/ Charles T. Bernhardt
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
101
The following materials from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014, formatted in XBRL (Extensible Business Reporting Language), (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Cash Flows, and (iv) Notes to Consolidated Financial Statements.