Form 10-Q/A
period 2014-09-30
Echo Therapeutics, Inc.
filed 2014-11-20
CIK 1031927

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q /A
Amendment No. 1

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

EXPLANATORY NOTE

Echo Therapeutics, Inc. (the “Company”) is filing this Amendment No. 1 (this “Amendment”) to its Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2014 (the “Form 10-Q”) to make the following changes:

●
Revising disclosure regarding corporate counsel withdrawal in (i) Note 15 to the Consolidated Financial Statements for the Three and Nine Months ended September 30, 2014, (ii) “Part I — Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Business — Recent Developments — Corporate Counsel Withdrawals from Engagement,” and (iii) “Part I — Item 3. Disclosure Controls and Procedures — Disclosure Controls and Procedures — Corporate Counsel Withdrawals from Engagement.”

●
Revising disclosure in “Part I — Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations — Comparison of the Three Months ended September 30, 2014 and 2013” to add interest income and interest expenses disclosure.

●	Revising disclosure in “Part I — Item 4. Disclosure Controls and Procedures – Internal Control over Financial Reporting.”

●	Revising the caption of “Part II — Item 1. Legal Proceedings” to correct a typographical error.

In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, new certifications by our Interim Chief Financial Officer, in his capacity as our principal financial officer and in performing the functions of our principal executive officer, are filed as exhibits to this Amendment.  XBRL files are also filed as exhibits to this Amendment.

This Amendment is limited in scope to the items identified above and should be read in conjunction with the Form 10-Q. This Amendment does not reflect events that occurred after the filing of the Form 10-Q and other than the change to Note 15 described above, no revisions are being made to the Company’s financial statements pursuant to this Amendment.  Other than the filing of the information identified above, this Amendment does not modify or update the disclosure in the Form 10-Q in any way.

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

On November 14, 2014, the Company’s corporate governance counsel withdrew from its representation of the Company effective immediately.  On November 17, 2014, the Company’s securities and transactional counsel notified the Company that, after their review of and comment on the Company’s Form 10-Q was completed, their work for Echo would be concluded and they intended to withdraw from further representation.  Management has identified new outside counsel who is ready to begin providing services to the Company, but the Company has not retained new counsel at this time.  Accordingly, the Company is without external legal representation to advise on corporate governance, securities and transactions matters. Such counsel remains integral to the Company’s ability to provide assurance as to the effectiveness of its system of internal controls, to support Management during a time of discord between members of the Board of Directors, and to assist Management in addressing threats of potential litigation against the Company and public allegations of wrongdoing against various members of the Company’s Board that have previously made public by the Company and/or certain members of its Board.

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

Corporate Counsel Withdrawals From Engagement

On November 14, 2014, the Company’s corporate governance counsel withdrew from its representation of the Company effective immediately.  On November 17, 2014, the Company’s securities and transactional counsel notified the Company that, after their review of and comment on the Company’s Form 10-Q was completed, their work for Echo would be concluded and they intended to withdraw from further representation.  Management has identified new outside counsel who is ready to begin providing services to the Company, but the Company has not retained new counsel at this time.  Accordingly, the Company is without external legal representation to advise on corporate governance, securities and transactions matters.   Such counsel remains integral to the Company’s ability to provide assurance as to the effectiveness of its system of internal controls, to support Management during a time of discord between members of the Board of Directors, and to assist Management in addressing threats of potential litigation against the Company and public allegations of wrongdoing against various members of the Company’s Board that have previously made public by the Company and/or certain members of its Board.

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

Interest Income — Interest income was approximately $200 and $900 for each of the three months ended September 30, 2014 and 2013, respectively.

Interest Expense — Interest expense was approximately $3,065,000 and $242,000 for the three months ended September 30, 2014 and 2013, respectively.  The increase in interest expense for the three months ended September 30, 2014 as compared to the three months ended September 30, 2013 represents the amortization of deferred financing costs for the fair value of the Commitment Warrant issued pursuant to the Montaur Credit Facility established in August 2012.  The fair value of the Commitment Warrant was determined to be approximately $4,840,000 and was recorded as a deferred financing cost and the Company had been amortizing the interest expense over the term of the note.  With the Company’s inability to obtain funds through the Credit Facility as of September 30, 2014 and the termination of the Loan Agreement effective October 30, 2014, the Company has elected to fully amortize the remaining $3,065,326 in Deferred Financing Cost as of September 30, 2014 (See Note 5).

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

Corporate Counsel Withdrawals From Engagement

On November 14, 2014, the Company’s corporate governance counsel withdrew from its representation of the Company effective immediately.  On November 17, 2014, the Company’s securities and transactional counsel notified the Company that, after their review of and comment on the Company’s Form 10-Q was completed, their work for Echo would be concluded and they intended to withdraw from further representation.  Management has identified new outside counsel who is ready to begin providing services to the Company, but the Company has not retained new counsel at this time. Accordingly, the Company is without external legal representation to advise on corporate governance, securities and transactions matters. Such counsel remains integral to the Company’s ability to provide assurance as to the effectiveness of its system of internal controls, to support Management during a time of discord between members of the Board of Directors, and to assist Management in addressing threats of potential litigation against the Company and public allegations of wrongdoing against various members of the Company’s Board that have previously made public by the Company and/or certain members of its Board.

Internal Control over Financial Reporting

Other than as disclosed above, there was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the fiscal quarter to which this report relates that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Date: November 20, 2014
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