Form 10-K
period 2014-12-31
Echo Therapeutics, Inc.
filed 2015-04-15
CIK 1031927

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2014

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

COMMISSION FILE NUMBER 001-35218

ECHO THERAPEUTICS, INC.
(Exact name of registrant as specified in its charter)

Delaware	41-1649949
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

99 Wood Avenue South, Suite 302, Iselin, NJ	08830
(Address of principal executive offices)	(Zip Code)

(Registrant’s telephone number, including area code)
732-549-0128

Securities registered pursuant to Section 12(b) of the Act:
Common Stock, $0.01 par value per share

Securities registered pursuant to Section 12(g) of the Act:
None

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑

The approximate aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2014, based upon the $2.26 closing price of such stock on that date, was approximately $23,077,952.

The number of shares of the registrant’s common stock outstanding as of April 2, 2015 was 11,128,275.

DOCUMENTS INCORPORATED BY REFERENCE
None

ECHO THERAPEUTICS, INC.

ANNUAL REPORT ON FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2014

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

-i-

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Section 27A of the Securities Act of 1933, as amended, which involve risks and uncertainties. All statements other than statements of historical information provided herein may be deemed to be forward-looking statements. Without limiting the foregoing, the words “believes,” “anticipates,” “plans,” “expects” and similar expressions are intended to identify forward-looking statements. Factors that could cause actual results to differ materially from those reflected in the forward-looking statements include, but are not limited to, those discussed elsewhere in this report and the risks discussed in our other filings with the Securities and Exchange Commission (the “SEC”). Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s analysis, judgment, belief or expectation only as of the date hereof. Except as required by law, we undertake no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date hereof.

-ii-

PART I

ITEM 1.  BUSINESS.

Overview

We are developing our non-invasive, wireless continuous glucose monitoring (CGM) system with potential use in the wearable-health consumer market and the diabetes outpatient market. A significant longer-term opportunity may also exist in the hospital setting. Echo has also developed its needle-free skin preparation device as a platform technology that allows for enhanced skin permeation enabling extraction of analytes, such as glucose, enhanced delivery of topical pharmaceuticals and other applications.

Products

Continuous Glucose Monitoring

Our lead product is a non-invasive (needle-free), wireless, continuous glucose monitoring system designed to provide reliable, real-time glucose data conveniently, continuously and cost-effectively. The CGM System includes a skin preparation device, transdermal glucose sensor and wireless transmitter.

The transdermal skin preparation component of the system has been developed to be a safe, effective and easy-to-use device to enhance access to the interstitial fluids and enhance the flow of molecules across the protective membrane of the stratum corneum. The skin preparation device incorporates our patented micro-abrasion technology into a hand-held device used to prepare a small area of the skin. The non-invasive sensor is applied to this prepared area in order to measure the interstitial glucose levels.

The key feature of our skin preparation device is our patented feedback mechanism, which we believe allows us to achieve optimal skin preparation for our transdermal sensing technologies. The device’s proprietary, patented feedback control mechanism consists of software, a microprocessor controlled circuit and measuring electrodes. While the device is in operation, the circuit measures the real-time electrical conductivity of the prepared skin site compared with the subject’s intact skin site. The micro-abrasion device turns off automatically when the conductivity measurement reaches the effective output as established by the software, thus producing individualized and optimized skin preparation. As a result, the micro-abrasion device only removes the outermost layer of the epidermis, the stratum corneum, which is about 0.01 mm thick and consists of only dry, dead skin cells. With the advantages of our proprietary feedback control mechanism, we believe the skin permeation process is safe, effective and pain-free.

After the skin is prepared, the electro-chemical glucose sensor is placed on the prepared site. The glucose sensor uses glucose oxidase to generate a continuous current that is proportional to the concentration of blood glucose in the vessels beneath the epidermis. Glucose data is then wirelessly transmitted in numerical and/or graphical form every minute to any remote device.

Drug Delivery

We believe our skin preparation device may also have application in the transdermal drug delivery market in addition to markets for other treatments. The localized removal of the stratum corneum created by the device may potentially provide a safe and cost effective skin permeation process for the delivery of various topical pharmaceuticals and to facilitate other applications. We believe our skin permeation process has the potential to increase skin permeation up to 100 times greater than untreated skin, perhaps making it possible to deliver a wide array of large molecule drugs.

Specialty Pharmaceutical Products

Our transdermal drug reformulation platform, AzoneTS™, is a highly effective penetration enhancer at low concentration levels. When combined with AzoneTS, the penetration of numerous FDA-approved drugs is improved from two to more than twenty-fold. We believe that AzoneTS has the potential to expand the number of drugs that can be delivered transdermally in a wide variety of therapeutic categories. Our most advanced drug candidate is Durhalieve™, an AzoneTS formulation of triamcinolone acetonide, a widely-used, medium potency corticosteroid approved by the FDA for treatment of corticosteroid-responsive dermatoses. Durhalieve has completed Phase 3 clinical trials and, in order to obtain FDA approval, we must satisfy certain clinical and manufacturing development requirements outlined by the FDA when they last reviewed the Durhalieve New Drug Application. Additionally, we have modestly advanced the development programs for early stage AzoneTS reformulation drug candidates, including methotrexate-AzoneTS (“MAZ”). We hold Investigational New Drug Applications for MAZ formulations for the treatment of psoriasis and mycoses fungoides and we have completed Phase 2 clinical studies of MAZ for the treatment of early-stage mycoses fungoides.  In addition, we have made annual and other applicable regulatory filings necessary to maintain the active status of the Azone Drug Master File, the Durhalieve and MAZ Investigational New Drug applications and the MAZ Orphan Drug application with the FDA.

Unfortunately, due to economic conditions and financial constraints, we have been unable to address those FDA concerns and advance our AzoneTS product development programs as rapidly as we had originally anticipated. To date none of the specialty pharmaceutical development programs have been completed.

Partnerships

Ferndale Pharma Group, Inc.

During 2009, we entered into a licensing agreement with Ferndale Pharma Group, Inc., a group of companies that specialize in the development, manufacture, distribution and marketing of various dermatologic products. Under the terms of the agreement, we granted Ferndale the right to develop, market, sell and distribute our skin preparation device for skin preparation prior to the application of topical anesthetics or analgesics prior to a wide range of needle-based medical procedures. In addition to the original territory of North America and the United Kingdom, the license agreement was amended in 2012 to cover South America, Australia, New Zealand, Switzerland and portion of the European Community. This partnership allows our skin permeation technology platform to be combined with Ferndale’s leadership in the topical anesthetic market.

Handok, Inc.

During 2009, we entered into a license agreement with Handok Inc., a pharmaceutical/healthcare company in Korea with a core business focus in diabetes, cardiovascular, oncology, human vaccines, medical devices, diagnostics and consumer health. Under the terms of the agreement, we granted Handok the right to develop, market, sell and distribute our CGM to medical facilities and individuals in South Korea.

Medical Technologies Innovation Asia, Ltd.

In December 2013, in connection with a capital raising transaction, we entered into a license, development and commercialization agreement (the “MTIA License”) with Medical Technologies Innovation Asia, Ltd. (MTIA). Pursuant to the MTIA License, we granted MTIA rights to (i) exclusively research, develop, manufacture, and use our CGM in connection with the development activities needed for regulatory approval in the People’s Republic of China, Hong Kong, Macau and Taiwan (the “Territory”), and (ii) exclusively make, have made, use, sell, have sold, offer for sale and import our CGM in the Territory once regulatory approval has been received. Additionally, subject to the terms and conditions set forth in the MTIA License, MTIA received the right to grant certain distribution rights to its affiliates or third parties. MTIA is responsible for conducting all required clinical trials and for all development costs relating to regulatory approval of our CGM in the Territory, as well as manufacturing and marketing costs relating to commercialization of our CGM in the Territory. MTIA is also responsible for obtaining and maintaining all regulatory approvals from applicable authorities in the Territory.

Upon the earlier of regulatory approval of Echo’s CGM by the China Food and Drug Administration or our termination of the agreement, as defined, we are required, subject to certain terms and conditions, to reimburse MTIA up to $1,500,000 for development costs incurred by MTIA. The reimbursement will be in the form of our Common Stock, valued at $2.71 per share, which was the NASDAQ closing price on December 9, 2013, the date prior to the date the parties entered into the MTIA License. Additionally, we will share with MTIA future net sales of our CGM generated within the Territory. We have the option, at our sole discretion, to enter into negotiations with MTIA for supply of our CGM in territories that are not licensed to MTIA under the MTIA License. The MTIA License has a term of ten years, subject to earlier termination rights including, but not limited to, for breach of the agreement, change of control events, and certain performance obligations.

Clinical Results

We have conducted several human feasibility clinical studies with our CGM System in healthy subjects, diabetics and critically ill patients, as well as a clinical study at several leading U.S. hospitals in 2013.   In the studies, accuracy was evaluated using the Mean Absolute Relative Difference (MARD). The average MARD in our studies was 11.9%, which is comparable to CGMs currently on the market. In addition, these data highlighted the safety profile of the system with no unanticipated adverse device events detected in 114 patients.

We believe that these clinical study results demonstrate that the system can be used to measure real-time interstitial glucose in a way that accurately represents blood glucose levels.

Segment Information

Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision maker, or decision making group, in making decisions regarding resource allocation and assessing performance. To date, we consider our operations and manage our business as principally one operating segment, which is the development of transdermal skin permeation and diagnostic medical devices and specialty pharmaceutical drugs. As of December 31, 2014 and 2013, all of our assets were located in the United States.

Market Opportunities

Echo’s CGM System

Wearable Health Technology Market

Wearable health companies have been increasingly interested in incorporating glucose data into their health and wellness applications, which is of particular interest to athletes and health-conscious users. To date, attempts at accurate non-invasive glucose measurement have not been successful.

Echo believes that its real-time glucose data can seamlessly fit within health and wellness data services to provide an invaluable and currently untapped piece of the health algorithm that can impact health before a medical condition arises. Continuous glucose data transmitted by Echo’s sensor may be further analyzed alongside other health and wellness indications for personalized health objectives, which may include weight loss and sports training.

Echo believes an opportunity for a mutually beneficial partnership exists as a key provider of glucose data and that data from Echo’s glucose sensor can become a new and critical input to health and wellness data service providers’ health algorithms. According to IDTechEx, the wearable technology market surpassed $14 billion in 2014 and is expected to grow to over $70 billion by 2024 with healthcare applications remaining the dominant driver.

Diabetes Outpatient Market

Diabetes is a chronic and life-threatening disease caused by the body’s inability to produce or properly use insulin, a key hormone the body uses to manage glucose, which fuels the cells in the body. According to the American Diabetes Association (ADA), about 29 million people in the United States, or approximately nine percent (9%) of the population, had diabetes in 2012, including over 8 million people who remain unaware that they have the disease. In addition, before people develop type 2 diabetes, they usually have “pre-diabetes,” or blood glucose levels that are higher than normal but not yet high enough to be diagnosed as diabetes. According to the ADA, there are 86 million people in the United States who have pre-diabetes.

When blood glucose levels are high, diabetes patients often administer insulin to reduce their blood glucose level. This is particularly critical for the approximately 1.25 million people in the U.S. with type 1 diabetes who are incapable of creating insulin on their own to metabolize glucose and hence are in greater need for more intensive insulin management. Unfortunately, insulin administration can reduce blood glucose levels below the normal range, causing hypoglycemia. In cases of severe hypoglycemia, diabetes patients risk severe and acute complications, such as loss of consciousness or death due to the drastic nature of acute complications associated with hypoglycemic state, exposing themselves to long-term complications of that condition.

According to the most recent data available from the ADA, the cost of diabetes care in the United States in 2012 was more than $245 billion, including $176 billion in excess medical expenditures attributed to diabetes and $69 billion in reduced national productivity. The ADA estimates that people with diabetes, on average, have medical expenditures that are approximately 2.3 times higher than the expenditures would be in the absence of diabetes and that approximately one in ten healthcare dollars spent is attributed to diabetes. A significant portion of overall diabetes care costs, which are approximately $12 billion according to industry sources, is attributable to costs associated with monitoring blood glucose levels. That market segment is projected to grow substantially as patients and their physicians seek ways to manage glucose levels more effectively.

We believe that continuous blood glucose monitoring can be an important part of a diabetes patient’s daily disease management program. Continuous blood glucose monitoring can help plan diabetes treatment, guide day-to-day choices about diet, exercise and insulin use, and avoid unwanted low blood glucose (hypoglycemia) and high blood glucose (hyperglycemia) events and the complications that they can cause. Blood glucose levels are affected by many factors such as the carbohydrate and fat content of food, exercise, stress, illness, and variability in insulin absorption; therefore, it is often challenging for diabetes patients to avoid frequent and unpredictable excursions above or below normal glucose levels. Patients are often unaware that their glucose levels are either too high or too low; resulting in their inability to tightly control their glucose levels and prevent the complications associated with unwanted glucose excursions.

In an attempt to achieve and maintain blood glucose levels within a desired range, diabetes patients must measure their glucose levels. The ADA recommends that patients test their blood glucose levels three or more times per day; however, despite evidence that intensive glucose management reduces the long-term complications associated with diabetes, industry sources estimate that people with diabetes test, on average, less than twice per day.  We believe our CGM has the potential to improve patient compliance with frequent glucose testing, achieve better glucose control and make a positive impact on overall day-to-day diabetes management.

Hospital In-Patient Market

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

We believe our CGM has the potential to offer a non-invasive, wireless, CGM solution for use in the rapidly emerging hospital critical care market. Today, standard practice by critical care nurses is to periodically measure blood glucose at the patient’s bedside, typically in the range of every 1 to 4 hours.  The work associated with tight glycemic control is burdensome and costly. According to a study completed by the American Journal of Critical Care (AJCC), up to two hours per day of nurse work time can be required for tight glycemic control for each patient.  The daily cost of tight glycemic control in the United States is estimated to be $200 per patient.  European studies have demonstrated similar findings.  We believe that a non-invasive, needle-free CGM system like ours will save valuable nursing time and expense by reducing the need for frequent blood glucose sampling using current methods, as well as reducing glycemic excursions and the effort associated with managing them.

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

Several mobile technology companies, including Apple Inc., Samsung Electronics Co. and Google Inc., intend to incorporate glucose tracking into their non-medical health applications for their wearable device platforms. To our knowledge, none have been successful to date.

The diabetes market for glucose monitoring devices is particularly competitive, subject to rapid change and significantly affected by new product introductions and other market activities of industry participants. The outpatient diabetes testing market is largely composed of blood glucose meters and test strips.  Products from Roche, Johnson & Johnson, Bayer and Abbott Laboratories comprise approximately 90% of the diabetes testing market.  These competitors’ products read blood glucose levels via a small blood sample placed on a test strip that is inserted into a glucose meter.  We believe single-point finger stick devices provide limited information because patients only get single blood glucose values.  Furthermore, these devices can be painful, difficult to use, and inconvenient.  These limitations create an opportunity for a painless, continuous glucose monitoring system that can provide blood glucose trends and is easy to use.

Several companies are developing or currently marketing continuous glucose monitoring products for people with diabetes in the outpatient setting that will compete directly with our system. To date, Abbott Laboratories, DexCom, Inc., and Medtronic, Inc. have received FDA and CE Mark approvals for their continuous glucose monitors for people with diabetes. To our knowledge, the product originally developed and marketed by Abbott is no longer actively marketed in the United States. Roche Diagnostics U.S. and Senseonics are among those companies also developing CGM systems for people with diabetes in the outpatient setting. Researchers are currently working to combine continuous glucose monitoring devices and insulin pumps to form a closed-loop system in which people with diabetes continuously receive insulin through an infusion pump based on the glucose measurements provided by CGM.

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

We believe our CGM system has the following competitive advantages against other currently marketed CGM systems:

•	Non-invasive. There are currently no CGM products on the market that are needle-free; and
•	Wireless transmission of data up to 50 feet away. Some other products on the market are wired or have shorter ranges; and
•	Accuracy. Particularly if comparing the day 1 accuracy of other CGM systems to that of our system.

Government Regulation

Government authorities in the United States, at the federal, state and local level, the European Union, and other countries extensively regulate the research, development, testing, manufacture, labeling, promotion, advertising, distribution, marketing, export and import of products such as those we are developing. In the United States, pharmaceuticals, biologics and medical devices are subject to rigorous FDA regulation under the Federal Food, Drug, and Cosmetic Act (FD&CA). Federal and state statutes and regulations govern, among other things, the testing, manufacture, safety, efficacy, labeling, storage, import, export, record keeping, approval, marketing, advertising, promotion and post-market surveillance of our potential products. Product development and approval within this regulatory framework takes a number of years and involves significant uncertainty combined with the expenditure of substantial resources.

General Wellness: Policy for Low Risk Devices (Draft Guidance for Industry and Food and Drug Administration Staff)

In January 2015, the Food and Drug Administration (FDA) issued draft guidance to provide clarity to industry and FDA staff on the Center for Devices and Radiological Health’s (CDRH’s) compliance policy for low risk products that promote a healthy lifestyle (general wellness products).

According to the guidance, CDRH does not intend to examine low risk general wellness products to determine whether they are devices within the meaning of the FD&CA or, if they are devices, whether they comply with the premarket review and post-market regulatory requirements for devices under the FD&CA and implementing regulations, including, but not limited to: registration and listing and premarket notification requirements (21 CFR Part 807); labeling requirements (21 CFR Part 801 and 21 CFR 809.10); good manufacturing practice requirements as set forth in the Quality System regulation (21 CFR Part 820); and Medical Device Reporting (MDR) requirements (21 CFR Part 803).

A general wellness product, for the purposes of this guidance, has (1) an intended use that relates to a maintaining or encouraging a general state of health or a healthy activity, or (2) an intended use claim that associates the role of healthy lifestyle with helping to reduce the risk or impact of certain chronic diseases or conditions and where it is well understood and accepted that healthy lifestyle choices may play an important role in health outcomes for the disease or condition.

It is our general belief that for the application of our technology in the non-medical, wearable health market, our continuous glucose monitoring product falls within the guidance outlined by the FDA in the January 20, 2015 Draft Guidance for Industry and Food and Drug Administration Staff.

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

In order to obtain approval for marketing clearance for medical use of our CGM system in the U.S., we will be required to file a PMA that demonstrates the safety and effectiveness of the product.

Clinical Studies

The FDA requires that clinical studies involving investigational devices (i.e., devices that do not yet have 510(k) clearance or PMA approval) be conducted in accordance with its Investigational Device Exemption (IDE) regulations. These regulations include requirements for sponsor oversight and monitoring, record-keeping, reporting, informed consent, and investigational device labeling.  Clinical studies on “significant risk” devices (as that term is defined in the IDE regulations) require the submission and FDA approval of an IDE application before the study can begin.  In addition, clinical studies generally require prior approval from an institutional review board (“IRB”) and are subject to continuing IRB oversight.

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

International Regulation

In addition to regulations in the United States, we will be subject to a variety of foreign regulations governing clinical trials and commercial sales and distribution of our CGM system for medical use. Whether or not we obtain FDA approval for our system, we must obtain approval of our system by the comparable regulatory authorities of foreign countries before we can commence marketing our CGM in those countries. The approval process varies from country to country, and the time may be longer or shorter than that required for FDA approval. The requirements governing the conduct of clinical trials, product licensing, pricing and reimbursement vary greatly from country to country. There is a trend toward harmonization of quality system standards among the European Union, United States, Canada, and various other industrialized countries.

The primary regulatory environment in Europe is that of the European Union which includes most of the major countries in Europe.  Companies are required to obtain CE Mark prior to sale of some medical devices within the European Union and in other countries that recognize the CE Mark.  Before we can sell our medical device in Europe, we must obtain CE Marking certification and place a CE Mark on our product. The CE Marking for medical devices is not a quality mark nor is it intended for consumers. It is a legally binding statement by the manufacturer that their product has met all of the requirements of the Medical Devices Directive (MDD 93/42/EEC).  We expect to CE Mark our CGM system for medical use as a Class IIb device.

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

Echo has obtained ISO 13485:2003 certification in order to demonstrate compliance with the International Organization for Standardization’s manufacturing and quality standards.  In order for us to market our products outside of the European Union, regulatory approval needs to be sought on a country-by-country basis.  Failure to obtain necessary foreign government approvals or successfully comply with foreign regulations could hurt our business, financial condition and results of operations.  We filed our CE Mark Technical File in 2014 to obtain marketing approval for our system in Europe.

Research and Development

We believe that ongoing research and development efforts are essential to our success. A major portion of our operating expenses to date is related to our research and development activities. R&D expenses generally consist of internal salaries and related costs, and third-party vendor expenses for product design and development, product engineering and contract manufacturing. In addition, R&D costs include regulatory consulting, feasibility product testing (internal and external) and conducting nonclinical and clinical studies. R&D expenses were approximately $4,962,000 and $12,992,000 for the years ended December 31, 2014 and 2013, respectively. We intend to maintain our strong commitment to R&D as an essential component of our product development efforts. Licensed or acquired technology developed by third parties may be an additional source of potential products; however, our ability to raise sufficient financing may impact our level of R&D spending.

Manufacturing

We have contracted with several engineering and product design firms related to the final product development of our CGM system. We believe that qualified suppliers and manufacturers for our CGM system will continue to be available in the future, at a reasonable cost to us, although there can be no assurance that this will be the case. At this time, our policy is to use third-party manufacturers that comply with the FDA’s GMP requirements and other rules and regulations prescribed by domestic and foreign regulatory authorities.

We are currently manufacturing our system at third-party manufacturers and suppliers to meet the research, testing and clinical study volume requirements. We rely on outside suppliers for most of the components, sub-assemblies, and various services used in the manufacture of our CGM system. Many of these suppliers are sole-source suppliers. We may not be able to quickly establish additional or replacement suppliers for our single-source components, especially after our products are commercialized, in part because of the regulatory body approval process and because of the custom nature of certain components. Any supply interruption from our suppliers or failure to obtain alternate suppliers for any of the components could limit our ability to manufacture our systems, and could have a material adverse effect on our business.
Pursuant to the MTIA License, we granted MTIA rights to manufacture our CGM System in the People’s Republic of China, Hong Kong, Macau and Taiwan. We also have the option, at our sole discretion, to enter into negotiations with MTIA for supply of our products in territories that are not licensed to MTIA under the MTIA license.

Generally, all outside suppliers produce the components and finished devices to our specifications and, in many instances, to our designs.  Our suppliers are audited periodically by our Quality Department to ensure conformity with our policies and procedures and the specifications for our CGM system. We anticipate that our Quality Department will be integrated into our suppliers’ manufacturing processes, enabling them to inspect or test our devices at various steps in the manufacturing cycle to facilitate compliance with our CGM’s stringent specifications. Our Quality management system has been certified to the ISO 13485 requirements by TUV SUD, our notified body. As we continue to pursue marketing approval for our CGM system, certain processes utilized in the manufacture and test of our devices will be verified and qualified as required by the FDA and other regulatory bodies. As a medical device manufacturer and distributor, our manufacturing facilities and the facilities of our suppliers will be subject to periodic inspection by the FDA and other applicable regulatory bodies.

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

Intellectual Property

Our success depends in part on our ability to establish and maintain the proprietary nature of our technology through a combination of patent, copyright and other intellectual property laws, trade secrets, non-use and non-disclosure agreements and other measures to protect our proprietary rights.  We maintain a comprehensive U.S. and international portfolio of intellectual property that we consider to be of material importance in protecting our technologies.  As of April 2, 2015, we have 9 issued U.S. patents and approximately 70 issued foreign patents, and we have approximately 25 patent applications pending worldwide.  We believe it may take up to five years, and possibly longer, for our pending U.S. patent applications to result in issued patents.  Our pharmaceutical patents begin expiring in 2019 and medical device patents begin expiring in 2025.

Through our patents and patent applications, we seek to protect our product concepts for continuous glucose monitoring.  The intellectual property surrounding our CGM system focuses on, among other things, the hydrogel for glucose sensing, our methods and materials related to the measurement of body fluids using the hydrogel and the associated biosensor, and skin permeation control.  We have also patented the formulation and manufacturing process for Durhalieve, our lead pharmaceutical candidate.  We believe that these patents provide considerable protection from new entrants, and we focus our patent coverage only on aspects of our technologies that we feel will be significant and that could provide barriers to entry for our competition worldwide.  Our success depends to a significant degree upon our ability to develop proprietary products and technologies and to obtain patent coverage for such products and technologies.  As a result, we intend to continue our practice of filing patent applications covering newly developed products and technologies.

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

Employees

As of December 31, 2014 we had 7 full-time employees, and as of April 2, 2015, we had 18 full-time employees.  In addition to these individuals, we utilize outside contract engineering and contract manufacturing firms to support our operations.

Company Information

Our principal executive offices are located at 99 Wood Avenue South, Suite 302, Iselin, NJ 08830 and our main telephone number is 732-549-0128.

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

ITEM 1A.  RISK FACTORS.

Not applicable.

ITEM 1B.  UNRESOLVED STAFF COMMENTS.

Not applicable.

ITEM 2.  PROPERTIES.

We conducted our business operations in 2014 from our corporate headquarters where we leased 7,900 square feet in Philadelphia, Pennsylvania for $15,000 per month. This lease was terminated early and, in January 2015, new management moved the corporate headquarters to Iselin, New Jersey where we lease 2,800 square feet for $7,700 per month.  Our research and development facility is located in Franklin, Massachusetts where we lease 37,000 square feet of manufacturing, laboratory, and office space under a lease expiring in October 31, 2017. Monthly rent is approximately $28,000 per month.

ITEM 3.  LEGAL PROCEEDINGS.

In February 2014, Patrick T. Mooney, M.D., our former President and Chief Executive Officer, and his wife, Elizabeth Mooney, filed a complaint against us and certain of our directors and officers in the Court of Common Pleas in Philadelphia County.  The complaint, which alleges (i) that Dr. Mooney’s termination was without cause so that he is entitled to certain severance benefits under his employment agreement and associated statutory remedies; (ii) that certain legally required disclosures by us and our General Counsel defamed Dr. Mooney; and (iii) that Dr. Mooney’s wife is entitled to damages under a theory of loss of consortium, seeks in excess of $20 million in damages. We denied the allegations of the complaint and asserted counterclaims against Dr. Mooney based upon the same conduct which provided the cause for his termination.  Thereafter, we restructured the counterclaims and affirmative defenses.  We believe we have strong defenses to the claims asserted and intend to defend them vigorously.

In July 2014, Dr. and Mrs. Mooney filed another complaint in the Court of Common Pleas in Philadelphia County against us, certain of our directors and officers and a former director and officer alleging (i) wrongful use of civil proceedings and (ii) abuse of process in the original filing of the counterclaims withdrawn in the earlier action.  Mrs. Mooney also asserted another claim for loss of consortium.  This complaint seeks in excess of $30 million in damages.  We denied the allegations.  We believe that this action is without merit, that we acted lawfully and in good faith, and that we have strong defenses to the claims asserted.  Accordingly, we intend to vigorously defend against this lawsuit.

In August 2014, Dr. Mooney filed a complaint in Delaware Chancery Court against us for advancement of defense costs related to his February 2014 complaint, many of which we had paid to date and the remainder of which were subject to a good faith dispute that counsel for our Company and Dr. Mooney had been attempting to amicably resolve.  Dr. Mooney also demanded that we pay for his attorneys fees related to his July 2014 complaint against us, amongst other matters.  We filed a Motion to Dismiss this complaint. A hearing on the merits was held on January 15, 2015 and we are awaiting the Courts ruling.

In September 2014, Platinum Partners Value Arbitrage Fund L.P. (PPVA) filed a complaint in Delaware Chancery Court against us seeking inspection of certain of our books and records. We responded to the complaint on October 7, 2014.  On November 7, 2014, the Company and PPVA filed a Joint Stipulation of Dismissal, and this matter is now concluded.

In October 2014, PPVA filed a complaint in Delaware Chancery Court against us seeking inspection of our stock list and certain of our books and records.  We responded to the complaint on October 24, 2014.  On November 10, 2014, the Company and PPVA filed a Joint Stipulation of Dismissal, and this matter is now concluded.

On October 31, 2014, PPVA filed a complaint in Delaware Chancery Court against us and three of our directors seeking, among other things, a declaration that certain of our bylaws are invalid and that the three directors breached their fiduciary duties and an order requiring us to hold a special meeting at which the stockholders can vote on whether to remove the three directors.  On December 18, 2014, in connection with the letter agreement reached between us and PPVA, we and PPVA filed a Joint Stipulation of Dismissal, and this matter is now concluded.

ITEM 4.  MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our Common Stock is currently traded through the NASDAQ Capital Market (NASDAQ) and is quoted under the trading symbol “ECTE”.

The following table sets forth the range of high and low closing sale prices per share for our Common Stock for the periods indicated as reported by NASDAQ in 2014 and 2013, as adjusted for a 1-for-10 reverse stock split effected on June 7, 2013.

2014 Quarters:	High	Low
First	$4.02	$2.94
Second	$3.27	$1.58
Third	$2.28	$0.71
Fourth	$1.56	$0.51

2013 Quarters:	High	Low
First	$13.40	$6.70
Second	$7.80	$2.39
Third	$3.26	$2.22
Fourth	$4.65	$2.11

There were 79 common stockholders of record as of April 2, 2015.

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

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Overview

In August 2013, our prior chief executive officer Patrick T. Mooney, M.D., was terminated for cause and a then board member, Robert Doman, was appointed our interim chief executive officer. At that time, we were in the midst of conducting a multi-center clinical trial of our continuous glucose monitor in critically ill patients. While the trial was successfully completed in November 2013 and met its primary endpoints, the data did not fulfill the requirements necessary to achieve CE Marking certification for marketing the product primarily in the European Union due to inconsistencies found with the data and issues identified in the protocol.

Pursuant to a December 2013 Platinum Securities Purchase Agreement, Echo agreed to nominate one individual designated by Platinum Partners to our Board of Directors. Platinum proposed nominee, Shepard M. Goldberg; however, we failed to evaluate the nominee within the required three weeks and then refused to appoint Shepard Goldberg to the Board. Platinum Partners then filed a lawsuit to enforce their rights in connection with their investment in the Company. Faced with legal action, our Board appointed Michael M. Goldberg, M.D. in February 2014 resulting in Platinum withdrawing its lawsuit.

In early 2014, our largest shareholder, Platinum Partners, continued to lose confidence in our management and Board of Directors, due to our poor stock and operating performance.  Platinum filed its own proxy in the Spring of 2014 to elect Platinum’s nominee to the Board instead of the company’s nominee Robert Doman. Platinum won the shareholders’ vote in June 2014 and, as a result, Robert Doman was replaced by Shepard Goldberg on the Board.  Mr. Doman subsequently stepped down on June 30 as interim chief executive officer.

During the second half of 2014, conflict within the board, as well as continued dissatisfaction by our largest shareholder as to the overall direction of the company, resulted in exclusion of Shepard Goldberg and Michael Goldberg from membership in all board committees, and the filing of numerous lawsuits by Platinum.

 In September 2014, as a result of an absence of available funding, our research and development operations were suspended and key personnel were laid off. Any resumption of operations was dependent on our ability to identify a strategic or financial alternative that would provide us with timely, committed and sufficient third-party funding. On October 2, 2014, we announced that we had retained PricewaterhouseCoopers LLP’s Restructuring and Recovery Services Practice as a financial and restructuring consultant to assist us in exploring financial and strategic alternatives.

In the fourth quarter of 2014, Michael Goldberg and Shepard Goldberg received a non-recourse loan for $500,000 from Platinum in $100,000 installments. The purpose of the loan was to provide these two directors monies to advance their plan for us and attempt to maintain our viability during the suspension of operations. $440,675 was expended in the fourth quarter by these directors primarily for maintaining key employees and targeted technology efforts focused on the wearable technology sector. The balance of the loan was later transferred to our company in 2015.

In December 2014, matters were settled between the divided directors and Platinum pursuant to the Letter Agreement that resulted in three board members, Messrs. Grieco, Enright and Smith, resigning on December 30, 2014. As part of the Letter Agreement, Platinum Partners and its affiliates entered into a $4 million Stock Purchase Agreement with us and withdrew all of their pending lawsuits against our company.

Scott Hollander and Alan Schoenbart joined us as CEO and CFO, respectively, in December 2014.  In January 2014, we rehired key members of our Research & Development team to refine and adapt our core transdermal technology for consumer and medical applications in analyte measurement. We additionally re-established our operational and strategic partnership with MTIA in January 2015 and completed the technology transfer process.

General

We are a medical device company with expertise in advanced skin permeation technology. We are developing a non-invasive, wireless continuous glucose monitoring (CGM) system for initial use in the wearable-health consumer market and the diabetes outpatient market. The transdermal skin preparation component of our CGM System allows for enhanced skin permeation that will enable extraction of analytes such as glucose, enhanced delivery of topical pharmaceuticals and other applications.

Research and Development

We believe that ongoing research and development efforts are essential to our success. A major portion of our operating expenses to date is related to our research and development activities. R&D expenses generally consist of internal salaries and related costs, and third-party vendor expenses for product design and development, product engineering and contract manufacturing. In addition, R&D costs include regulatory consulting, feasibility product testing (internal and external) and conducting nonclinical and clinical studies. R&D expenses were approximately $4,962,000 and $12,992,000 for the years ended December 31, 2014 and 2013, respectively. We intend to maintain our strong commitment to R&D as an essential component of our product development efforts. Licensed or acquired technology developed by third parties may be an additional source of potential products; however, our ability to raise sufficient financing may impact our level of R&D spending.

Critical Accounting Policies and Estimates

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As of December 31, 2014, we had cash of approximately $1,300,000, a working capital deficit of approximately $1,251,000, and an accumulated deficit of approximately $128,000,000. Through December 31, 2014, we have not been able to generate sufficient revenues from our operations to cover our costs and operating expenses.  Although we have been able to raise capital through a series of Common Stock and preferred stock offerings in order to fund our operations, it is not known whether we will be able to continue this practice, or be able to obtain other types of financing to meet our future cash operating expenses. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Subsequent to 2014, we have received net cash proceeds of $1,500,000 from a $4,000,000 equity financing we arranged in December 2014 ($1,000,000 was received in December 2014) pursuant to a Letter Agreement with PPVA. Additional financing is necessary to fund operations in 2015 and beyond. Additionally, management believes, if necessary, certain expenditures can be deferred until additional financing is obtained.

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

Our significant accounting policies are described in Note 3 to the Consolidated Financial Statements in Part II, Item 8 of this Report on Form 10-K. We believe the critical accounting policies discussed below are those most important for an understanding of our financial condition and results of operations and require our most difficult, subjective or complex judgments.

We believe that full consideration has been given to all relevant circumstances that we may be subject to, and the consolidated financial statements accurately reflect our best estimate of the results of operations, financial position and cash flows for the periods presented.

Intangible Assets and Other Long-Lived Assets — We record acquired intangible assets at the acquisition date fair value. Intangible assets related to technology are expected to be amortized over the period of expected benefit and will commence upon revenue generation.

Accounting for Impairment and Disposal of Long-Lived Assets — We review intangible assets subject to amortization at least annually to determine if any adverse conditions exist or a change in circumstances has occurred that would indicate impairment or a change in the remaining useful life. Conditions that would indicate impairment and trigger an impairment assessment include, but are not limited to, a significant adverse change in legal factors or business climate that could affect the value of an asset, or an adverse action or assessment by a regulator. If the carrying value of an asset exceeds its undiscounted cash flows, we write-down the carrying value of the intangible asset to its fair value in the period identified.

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

We generally calculate fair value as the present value of estimated future cash flows that we expect to generate from the asset using the income approach. Significant estimates are included in the discounted cash flow analysis. The risk-adjusted discount rate is estimated using a weighted-average cost of capital analysis. If the estimate of an intangible asset’s remaining useful life is changed, we amortize the remaining carrying value of the intangible asset prospectively over the revised remaining useful lifeWhile the Company uses available information to prepare estimates and to perform impairment evaluations, actual results could differ significantly from these estimates or related projections, resulting in impairment related to recorded balances. For other long-lived assets, we evaluate quarterly whether events or circumstances have occurred that indicate that the carrying value of these assets may be impaired.

Share-based Payments — We record share-based payments at fair value. The grant date fair value of awards to employees and directors, net of expected forfeitures, is recognized as expense in the statement of operations over the requisite service period. The fair value of options is calculated primarily using the Black-Scholes option pricing model. This option valuation model requires input of assumptions including, among others, the volatility of our stock price, the expected life of the option and the risk-free interest rate. We estimate the volatility of our stock price using historical prices. We estimate the expected life of our option using the average of the vesting period and the contractual term of the option. The estimated forfeiture rate is based on historical forfeiture information as well as subsequent events occurring prior to the issuance of the financial statements. Because our stock options have characteristics significantly different from those of traded options, and because changes in the input assumptions can materially affect the fair value estimate, the existing model may not necessarily provide a reliable single measure of fair value of our stock options.

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

In the past, we have received upfront, nonrefundable payments for the licensing of our intellectual property upon the signing of a license agreement. We believe that these payments generally are not separable from the payments we receive for providing research and development services because the license does not have stand-alone value separate from the research and development services we provide under these agreements. Accordingly, we account for these elements as one unit of accounting and recognize upfront, nonrefundable payments as revenue on a straight-line basis over our contractual or estimated performance period. Revenue from the reimbursement of research and development efforts is recognized as the services are performed based on proportional performance adjusted from time to time for any delays or acceleration in the development of the product. We estimate the performance period based on the contractual requirements of our collaboration agreements. At each reporting period, we evaluate whether events warrant a change in the estimated performance period.

Recently Issued Accounting Pronouncements

On May 28, 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), which is effective for public entities for annual reporting periods beginning after December 15, 2017. The new revenue recognition standard provides a five-step analysis of transactions to determine when and how revenue is recognized. The core principle is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 shall be applied retrospectively to each period presented or as a cumulative-effect adjustment as of the date of adoption. The Company is currently evaluating the impact of the pending adoption of ASU 2014-09 on the consolidated financial statements and has not yet determined the method by which the Company will adopt the standard in 2018.

In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements—Going Concern—Disclosures of Uncertainties about an entity’s Ability to Continue as a Going Concern (“ASU 2014-15”). ASU 2014-15 provides new guidance related to management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern by incorporating and expanding upon certain principles that are currently in U.S. auditing standards and to provide related footnote disclosures. This new guidance is effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. The Company is currently evaluating the impact of the requirements of ASU 2014-15.

Results of Operations

Comparison of the Years ended December 31, 2014 and 2013

Licensing Revenue — This represents revenue which we are recognizing relative to our $500,000 non-refundable payment we received from our 2009 Handok Licensing Agreement. We have recognized this revenue over our contractual or estimated performance period. Periodically, we have adjusted our amortization period for revenue recognition to reflect a revision in the estimated timing of regulatory approval. Accordingly, we determined that approximately $57,000 and $28,000 of licensing revenue was recognizable in years ended 2014 and 2013, respectively.

Research and Development Expenses — Research and development expenses decreased by approximately $8,030,000, or 62%, to approximately $4,962,000 for the year ended 2014 from approximately $12,992,000 for the year ended 2013. R&D expenses decreased primarily as a result of the business distraction created by the proxy fight that enveloped the Company in 2014, and the ensuing lack of financing, that eventually led to a temporary shutdown of corporate research and development operations.

R&D expenses for the Continuous Glucose Monitoring (CGM) and Skin Preparation devices amounted to approximately 25% and 60% of total operating expenses during the years ended December 31, 2014 and 2013, respectively. For the year 2014, expenses consisted of primarily development, clinical and manufacturing of approximately $2,153,000, $412,000 and $562,000, respectively. For the year ended 2013, expenses consisted of primarily development, clinical and manufacturing of approximately $9,943,000, $1,324,000 and $516,000, respectively.

Selling, General and Administrative Expenses — Selling, general and administrative expenses increased by approximately $734,000, or 11%, to approximately $7,415,000 for the year ended 2014 from approximately $6,681,000 for the year ended 2013. The majority of the increase is attributable to legal costs associated with the proxy fight which enveloped us in 2014.

Selling, general and administrative expenses represented 60% and 34% of total operating expenses during the years ended 2014 and 2013, respectively. We are not engaged in selling activities and, accordingly, general and administrative expenses relate principally to salaries and benefits for our executive, financial and administrative staff, public company costs, investor relations, legal, accounting, public relations, capital-raising costs and facilities costs.

Interest Income — Interest income was approximately $1,000 and $3,000 for the years ended 2014 and 2013, respectively.

Interest Expense — Interest expense was approximately $3,550,000 and $3,900,000 for the years ended 2014 and 2013, respectively. Approximately $3,549,000 in 2014 and $968,000 in 2013 was amortization of the $4,840,000 fair value total of deferred financing costs from the Commitment Warrants issued pursuant to the 2012 Credit Facility. For 2013, an additional approximate $2,879,000 is the accretion of the $3,000,000 debt discount recorded for the three warrants issued for each of the draws under the same Credit Facility. The remaining $53,000 of interest expense in 2013 relates to the accrued and paid interest on the $3,000,000 notes outstanding under the same Credit Facility until March 2013 at a rate of 10% per annum, compounded monthly.

Gain (Loss) on Revaluation of Derivative Warrant Liability — Changes in the fair value of the derivative financial instruments are recognized as a derivative gain or loss. The primary underlying risk exposure pertaining to the warrants is the change in fair value of the underlying Common Stock. The gain on revaluation of the derivative warrant liability for the year ended 2014 and 2013 was approximately $911,000 and $4,466,000, respectively.

Net Loss — As a result of the factors described above, we had a net loss of approximately $14,963,000 for 2014 compared to approximately $19,067,000 for 2013.

Deemed Dividend on Beneficial Conversion Feature of Convertible Preferred Stock — In connection with the issuance of convertible preferred stock, the conversion feature was considered beneficial, or “in the money”, at issuance due to a conversion rate that allows the investor to obtain the Common Stock at below market price. During the years ended 2014 and 2013, we recorded a deemed dividend on the beneficial conversion feature of $350,000 and $371,140, respectively.

Liquidity and Capital Resources

We have financed our operations since inception primarily through sales of our equity, the issuance of convertible promissory notes, draws from our non-revolving credit facility, unsecured and secured promissory notes, non-refundable payments received under license agreements and cash received in connection with exercises of Common Stock options and warrants. As of December 31, 2014, we had approximately $1,300,000 of cash and cash equivalents, with no other short term investments.

Net cash used in operating activities was approximately $10,725,000 for the year ended 2014. The use of cash in operating activities was primarily attributable to the net loss of approximately $14,963,000 offset by non-cash expenses of approximately $393,000 for depreciation and amortization, $1,374,000 for share-based compensation expense, $8,000 for the fair value of common stock, warrants and options issued for services, and the amortization of deferred financing costs of $3,549,000. Offsetting the net loss further is a non-cash gain of approximately $911,000 as a result of the change in fair value of the Common Stock underlying the derivative warrants related to the 2012 Credit Facility which expired in October 2014. Increases in accounts payable resulted in a net increase in cash available for operations of approximately $765,000, while decreases in prepaid expenses and other current liabilities, deferred revenue, and accrued expenses and other liabilities decreased cash available for operations by approximately $942,000.

Net cash used in investing activities was approximately $215,000 for the year ended 2014.  Cash of approximately $250,000 was provided by the release of restricted cash in escrow under letters of credit for the benefit of a vendor during the year ended 2013.  Also, cash of approximately $37,000 was used to purchase property and equipment during the year ended 2014.

Net cash provided by financing activities was approximately $3,733,000 for the year ended 2014. We received approximately $3,293,000 in net proceeds from the sale of our equity and a capital contribution of approximately $441,000. Principal payments on capitalized lease obligations used approximately $1,000 during the year ended 2014.

Recent Financing History

On December 18, 2014, Platinum Partners Value Arbitrage Fund L.P, agreed to purchase together with two other entities, and one individual, 840,336 shares of Series F Convertible Preferred Stock (Series F) for an aggregate purchase price of $1,000,000. Five year Series F warrants to purchase the same number of shares of our common stock with an exercise price of $3.00 per share were issued to the investors. Pursuant to a Letter of Agreement, settling certain board related matters under dispute, the investors further agreed to fund an additional $3,000,000 in 2015. They determined that the purchase price of the Series F shall be equal to the dollar amount of each investment divided by the lesser of (i) the closing bid price of the Common Stock immediately preceding the Upfront Investment or each Installment, as the case may be, or (ii) $1.50, provided that the Series F and the Series F Warrants will not be convertible to the extent the conversion would result in the holder beneficially owning more than 19.9% of the then outstanding shares of the Issuer, unless stockholder approval has been obtained for the issuance of the shares of Common Stock issuable upon conversion of the Series F Preferred Stock or Warrants in accordance with Nasdaq rules. The Series F also contains customary provisions as well as an additional restriction on conversion such that the Series F or Series F Warrants  will not be convertible if the conversion would result in the holder beneficially owning more than 9.9% of the then outstanding shares of the Issuer. The investors have satisfied $1,500,000 of this additional obligation through the date of this filing.

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

We have generated limited revenue and have had operating losses since inception, including a net loss of approximately $14,963,000 for the year ended December 31, 2014. As of December 31, 2014, we had an accumulated deficit of approximately $127,932,000. We have no current sources of material ongoing revenue, other than the recognition of revenue from upfront license fees and potential future milestone payments and royalties under our current license and collaboration agreements.  Our losses have resulted principally from costs incurred in connection with our research and development activities and from general and administrative costs associated with our operations. We also expect to have negative cash flows for the foreseeable future as we fund our operating losses and capital expenditures.  This will result in decreases in our working capital, total assets and stockholders’ equity, which may not be offset by future funding.

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

Subsequent to December 31, 2014, we have received net cash proceeds from the Convertible Preferred Stock financing agreed to on December 18, 2014 of $1,500,000. ($1,000,000 was received in December 2014). Additional financing is necessary to fund operations in 2015 and beyond. Additionally, management believes, if necessary, certain expenditures can be deferred until additional financing is obtained.

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

Not applicable.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The information required by this item is contained on Pages F-1 through F-25 of this Annual Report and is incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.  CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We maintain “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). In designing and evaluating our disclosure controls and procedures, our management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of disclosure controls and procedures are met. Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

As of the end of the period covered by this Annual Report on Form 10-K, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act. Based on that evaluation and the material weaknesses described below, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as a result of material weaknesses described below. The material weaknesses relate to our inability to timely file our reports and other information with the SEC as required under Section 13 of the Exchange Act, together with material weaknesses in our internal control over financial reporting. Our management also has identified material weaknesses in our internal controls over financial reporting relating to (i) our failure to effectively implement comprehensive entity-level internal controls, (ii) our lack of a sufficient complement of personnel with an appropriate level of knowledge and experience in the application of U.S. GAAP commensurate with our financial reporting requirements and, (iii) our lack of the quantity of resources necessary to implement an appropriate level of review controls to properly evaluate the completeness and accuracy of the transactions into which we enter. Our management believes that these weaknesses are due in part to the small size of our staff, which makes it challenging to maintain adequate disclosure controls. To remediate the material weaknesses in disclosure controls and procedures, we plan to hire additional experienced accounting and other personnel to assist with filings and financial record keeping and to take additional steps to improve our financial reporting systems and implement new policies, procedures and controls.

Management’s Report on Internal Control over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange. Act. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that:

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

Because of the inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management, including our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2014. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (1992). Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of these controls. Based on this assessment, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that as of December 31, 2014, our internal control over financial reporting was not effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles as a result of the material weaknesses identified in our disclosure controls and procedures.

Our Chief Executive Officer and Chief Financial Officer concluded that as of December 31, 2014 the following material weaknesses existed:

(1)   We lacked a sufficient complement of personnel with an appropriate level of knowledge and experience in the application of U.S. generally accepted accounting principles, or GAAP, commensurate with our financial reporting requirements.  The monitoring of our accounting and reporting functions were either not designed and in place or not operating effectively.

(2)   We lacked the quantity of resources to implement an appropriate level of review controls to properly evaluate the completeness and accuracy of transactions entered into by our company.

Remediation of Internal Control Deficiencies and Expenditures

It is reasonably possible that, if not remediated, one or more of the material weaknesses described above could result in a material misstatement in our reported financial statements that might result in a material misstatement in a future annual or interim period. On December 29, 2014, the Company hired Alan W. Schoenbart as our new Chief Financial Officer. Mr. Schoenbart comes to the Company with prior public company experience as well as having worked as an audit manager for KPMG.

Changes in Internal Control Over Financial Reporting

We did not change our internal control over financial reporting during our fourth quarter that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting except as noted above.

ITEM 9B.  OTHER INFORMATION.

None

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Our  Board is currently fixed at three directors divided into three classes with staggered terms, one of whom is a Class I director whose term expires in 2015, one of whom is a Class II director whose term expires in 2016, and one of whom is a Class III director whose term expires in 2017.

Set forth below are our directors and executive officers, their respective names and ages, positions with us, principal occupations and business experiences during at least the past five years and the dates of the commencement of each individual’s term as a director and/or officer.

Name	Age	Position
Scott W. Hollander	49	Director, President & Chief Executive Officer
Alan W. Schoenbart	56	Chief Financial Officer & Secretary
Michael M. Goldberg, M.D.	56	Director
Shepard M. Goldberg	60	Director

Directors

Scott W. Hollander (Class I) was named President and Chief Executive Officer on December 22, 2014 and was appointed a director on January 5, 2015. Prior to joining Echo, Mr. Hollander served as Vice President of Business Development of Otsuka Pharmaceutical Development and Commercialization Inc. and CEO of Interpharma-Praha, a subsidiary of Otsuka from May 2008 to December 2014. In his role, Mr. Hollander had direct responsibility for all strategic, operational and functional departments. Mr. Hollander led the transition of Interpharma from the post-communist era to an organization focused on research, development, global commercial opportunities and operational excellence. Of Mr. Hollander's over 20 years of experience in the pharmaceutical medical device industry, 15 years have been focused in specialty markets, including Medical Diagnostics, Interventional Cardiology/Radiology and Nuclear Medicine. His prior experience includes leadership roles in all aspects of product commercialization including research, development, sales, marketing, business development, operations and government affairs with several companies including Bracco Diagnostics and Tyco Healthcare (Covidien). Mr. Hollander earned his Bachelor of Science in Political Science from Alfred University and a Masters Degree in Business and Health Services Management from the Olin School of Business, Washington University, St. Louis.

Michael M. Goldberg, M.D. (Class III) was appointed by our Board of Directors in February 2014 to fill a vacancy and was elected a director by our stockholders on June 19, 2014. He was elected the Chairman of the Board on January 5, 2015. He has been a Managing Member of Montaur Capital, LLC since January 2014 and was a Managing Partner of Montaur Capital Partners from February 2007 to December 2013. Prior to that, Dr. Goldberg was with Emisphere Technologies, Inc., serving as Chief Executive Officer from August 1990 to January 2007, Chairman of the Board of Directors from November 1991 to January 2007, and President from August 1990 to October 1995. Before joining Emisphere, Dr. Goldberg served as Vice President of The First Boston Corp., where he was a founding member of the Healthcare Banking Group. Dr. Goldberg currently serves on the board of Navidea Biopharmaceuticals. He has been a Director of Alliqua, Inc., Urigen Pharmaceuticals, Inc., Adventrx Pharmaceuticals Inc. and several private companies. Dr. Goldberg received a B.S. from Rensselaer Polytechnic Institute, an MD from Albany Medical College of Union University and an MBA from Columbia University Graduate School of Business. Michael Goldberg is a first cousin of Shepard Goldberg.

Shepard M. Goldberg (Class II) was elected a director on June 19, 2014. As a Principal at SMG Consulting since January 2008, Mr. Goldberg provides management consulting for small and medium size businesses. Mr. Goldberg also served as Chief Executive Officer and Director at Cordex Pharma, Inc. from February 2010 to March 2012, a specialty pharmaceutical company developing new cardiovascular medicines. Prior to joining Cordex, Mr. Goldberg served as Senior Vice President, Operations and Office of the President, at Emisphere Technologies, Inc., a publicly traded biopharmaceutical company charting new frontiers in drug delivery. Prior to that, Mr. Goldberg was President of Hydrovalve Co. Inc., a privately held manufacturing/distribution business with national and international catalog sales. Mr. Goldberg currently serves on the board of Forticell Bioscience, Inc. He received his Bachelor of Science degree in Electrical Engineering and Computer Sciences from the NYU School of Engineering (Previously the Polytechnic Institute of New York) and a Master in Business Administration in Marketing from Adelphi University. Shepard Goldberg is a first cousin of Michael Goldberg.

Pursuant to a securities purchase agreement and other arrangements with our company, Platinum Partners has the right to nominate one director as member of our Board, subject to reasonable review of our Nominating and Corporate Governance Committee. Michael Goldberg serves on our Board as Platinum Partners’ designee.

Executive Officers

Officers are elected annually by the Board of Directors and serve at the discretion of the Board of Directors. One of our executive officers, Mr. Hollander, is also a member of our Board of Directors. Information with regard to Mr. Hollander is set forth above under the heading “Directors.” The other executive officer is Alan W. Schoenbart.

Alan W. Schoenbart was named our Chief Financial Officer on December 29, 2014. Prior to joining Echo, Mr. Schoenbart served as Chief Financial Officer of Hudson News Distributors, LLC from June 2010 to December 2014. From March 2004 to June 2010, Mr. Schoenbart served as the CFO for Forticell Bioscience, Inc., a publicly-traded medical device company with an FDA approved product attempting to develop a cryopreserved product. Mr. Schoenbart has also held prior CFO positions at Vizacom Inc. and Windswept Environmental Group, Inc. Prior to that, he was an audit manager at KPMG LLP in Short Hills, New Jersey. Mr. Schoenbart received his B.S. degree in Accounting from Fairleigh Dickinson University and is a certified public accountant licensed in the States of New York and New Jersey.

Employment Agreements

On December 22, 2014, we entered into an Employment Agreement (the “CEO Agreement”) with Scott Hollander.  Pursuant to the CEO Agreement, Mr. Hollander will serve as our President and Chief Executive Officer at an annual salary of $420,000.  He is eligible to receive performance bonuses, which are determined in the sole discretion of the Board of Directors. As part of CEO Agreement, we granted Mr. Hollander incentive stock options to purchase 325,000 shares of our common stock at an exercise price of $1.47, of which 125,000 shares vested on the grant date, and  100,000 shares will vest and become exercisable on or after the first anniversary of the grant date, provided the options will not be exercisable with respect to such shares unless and until the average closing price per share of our common stock for the ten trading days prior to exercise equals or exceeds $4.00, and 100,000 shares will vest and become exercisable on or after the second anniversary of the grant date, provided that the options will not be exercisable with respect to such shares unless and until the average closing price per share of our common stock for the ten trading days prior to exercise equals or exceeds $7.50.

On December 29, 2014, we entered into an Employment Agreement (the “CFO Agreement”) with Alan W. Schoenbart.  Pursuant to the CFO Agreement, Mr. Schoenbart will serve as our Chief Financial Officer and Secretary at an annual salary of $260,000.  He is eligible to receive performance bonuses, which are determined in the sole discretion of the Board of Directors. As part of the CFO Agreement, we granted Mr. Schoenbart incentive stock options to purchase 150,000 shares of our common stock at an exercise price of $1.54, of which  50,000 shares vested on the grant date, and  50,000 shares will vest and become exercisable on or after the first anniversary of the grant date, provided the options will not be exercisable with respect to such shares unless and until the average closing price per share of our common stock for the ten trading days prior to exercise equals or exceeds $4.00, and  50,000 shares will vest and become exercisable on or after the second anniversary of the grant date, provided that the options will not be exercisable with respect to such shares unless and until the average closing price per share of our common stock for the ten trading days prior to exercise equals or exceeds $7.50.

The CEO and CFO Agreements have terms of three years commencing on December 22 and 29, 2014 and terminating December 22 and 29, 2017, respectively, unless terminated earlier pursuant to the termination provision set forth in each agreement.  Both are subject to standard confidentiality provisions. Upon the death, disability or resignation of either or termination of either for cause, the Company is obligated to pay amounts accrued as of the date of death, disability or resignation or termination for cause. If either is terminated without cause or either terminates for good reason, we must pay all amounts accrued under the respective agreements, basic compensation and a lump sum cash payment equal to a bonus amount based on the target in effect at the time of termination and prorated to the date of termination. In addition, all outstanding stock options will immediately vest and either is entitled to medical benefits coverage for him, his spouse and dependents for 18 months following termination.  If a change in control of the Company occurs and either is terminated for any reason other than for cause or death or disability, we must pay either amounts accrued under their respective agreement and basic compensation. In addition, all outstanding stock options will immediately vest and either is entitled to medical benefits coverage for him, his spouse and dependents for 12 months following termination.

CORPORATE GOVERNANCE

Our Board of Directors

The Board is actively engaged in the oversight of Echo and its members routinely interact with management and with each other in the course of performing their duties. Board members receive regular updates from our senior executives on key financial, operational, contractual and strategic issues and advise the management team on matters within their areas of expertise. On December 31, 2014, the resignations from our Board of Directors became effective for each of Vincent D. Enright, William F. Grieco and James F. Smith pursuant to a Letter Agreement with Platinum Partners Value Arbitrage Fund L.P. and certain of its affiliates dated December 18, 2014.

The Board met 48 times during 2014. During 2014, each of our incumbent directors attended at least 75% of the total number of meetings of the Board and at least 75% of the total number of meetings of committees of the Board on which he served during the period for which he was a member of the Board or the applicable committee of the Board.

Historically, Echo has held a Board meeting at the time of its annual meeting of stockholders and has requested that its directors attend the annual meeting of stockholders. All of the directors at the time attended the 2014 annual meeting  of stockholders in person.

Committees of Our Board of Directors

The Board has three committees: the Audit Committee, the Compensation Committee and the Nominating and Corporate Governance Committee. Each of these committees operates under a written charter that has been approved by the Board. These charters are available in the Corporate Governance section of our website at www.echotx.com.

Audit Committee

The Board has a standing Audit Committee established in accordance with Section 3(a)(58)(A) of the Exchange Act which assists the Board in fulfilling its responsibilities to our stockholders concerning our financial reporting and internal controls, and facilitates open communication among the Audit Committee, Board, our independent auditors and management. The Audit Committee currently consists of Shepard Goldberg and Dr. Michael Goldberg, with Shepard Goldberg as chairman, each of whom is independent as defined under Nasdaq Stock Market, Inc. (“NASDAQ”) listing standards applicable to audit committee members. The Audit Committee met 5 times during 2014.

The Audit Committee discusses with our management and our independent auditors the financial information developed by us, our systems of internal controls and our audit process. The Audit Committee is solely and directly responsible for appointing, evaluating, retaining and, when necessary, terminating the engagement of our independent auditors. The independent auditors meet with the Audit Committee (both with and without the presence of our management) to review and discuss various matters pertaining to the audit, including our financial statements, the report of the independent auditors on the results, scope and terms of their work, and their recommendations concerning the financial practices, controls, procedures and policies employed by us. The Audit Committee pre-approves all audit services to be provided to us, whether provided by the principal independent auditors or other firms, and all other services (review, attest and non-audit) to be provided to us by the independent auditors. The Audit Committee coordinates the Boards’ oversight of our internal control over financial reporting, disclosure controls and procedures and code of conduct. The Audit Committee is charged with establishing procedures for (i) the receipt, retention and treatment of complaints received by us regarding accounting, internal accounting controls or auditing matters, and (ii) the confidential, anonymous submission by our employees of concerns regarding questionable accounting or auditing matters. The Audit Committee reviews all related party transactions on an ongoing basis, and all such transactions must be approved by the Audit Committee. The Audit Committee is authorized, without further action by the Board, to engage such independent legal, accounting and other advisors as it deems necessary or appropriate to carry out its responsibilities.

On December 31, 2014, Vincent P. Enright, William F. Grieco and James F. Smith resigned from our Board of Directors, as well as from our Audit Committee. As a result, the Audit Committee had no members as of December 31, 2014.  On January 5, 2015, the Board of Directors appointed Shepard Goldberg and Michael Goldberg to the Audit Committee, both of whom are independent directors.  On January 30, 2015, we received a letter, dated January 30, 2015, from NASDAQ, indicating that we no longer comply with NASDAQ’s audit committee requirements set forth in NASDAQ Listing Rule 5605.  Such rule requires that the Audit Committee of the Company have a minimum of three members and be composed only of independent directors.

NASDAQ provided us a cure period in order to regain compliance as follows:

●	until the earlier of our next annual shareholders’ meeting or December 31, 2015; or

●	if the next annual shareholders’ meeting is held before June 29, 2015, then we must evidence compliance no later than June 29, 2015.

We intend to add at least one additional independent member to the Audit Committee by the date required by Nasdaq Listing Rule 5605.

Audit Committee Financial Expert

The Board has determined that Shepard Goldberg and Michael Goldberg are each considered an “audit committee financial expert” as defined in Item 407(d)(5) of Regulation S-K, as well as independent as defined under NASDAQ listing standards.

Nominating and Corporate Governance Committee

The Board has a Nominating and Corporate Governance Committee (the “Nominating Committee”), which identifies and recommends candidates for election to the Board, develops and maintains our corporate governance policies and procedures and advises the Board on our overall corporate governance as necessary. The Nominating Committee currently consists of Shepard Goldberg and Michael Goldberg, each of whom is independent as defined under NASDAQ listing standards. The Nominating Committee met four times during 2014.

In recommending candidates for election to the Board, the Nominating Committee considers nominees recommended by directors, officers, employees, stockholders and others, using the same criteria to evaluate all candidates. The Nominating Committee reviews each candidate’s qualifications, including whether a candidate possesses any of the specific qualities and skills desirable in members of the Board. Evaluations of candidates generally involve a review of background materials, internal discussions and interviews with selected candidates as appropriate. Upon selection of a qualified candidate, the Nominating Committee would recommend the candidate for consideration by the full Board. The Nominating Committee may engage consultants or third-party search firms to assist in identifying and evaluating potential nominees.

All nominees for the Board must have a reputation for integrity, honesty and adherence to high ethical standards, as well as demonstrated business acumen, experience and ability to exercise sound judgment in matters that relate to Echo’s current and long-term objectives. Nominees must be willing and able to contribute positively to our decision-making process. In addition, nominees should have the interest and ability to understand the sometimes conflicting interests of our various constituencies, which include stockholders, employees, customers, governmental units, creditors and the general public, and to act in the interests of all the stockholders. The Nominating Committee considers diversity in identifying director nominees and takes into account the background of each Director and nominee in areas such as business, financial, legal, and product development and commercialization expertise, government regulation and science and strives to create and maintain a diverse Board. In addition, the Nominating Committee considers whether a particular Director or nominee has specific skills or attributes that may qualify him or her for service on a particular Board committee. The Nominating Committee also considers whether one or more Board members or Board nominees qualifies as an Audit Committee financial expert.  Finally, the Nominating Committee annually reviews the independence of each Board member to ensure that a majority of the Board is independent.

The Nominating Committee will consider nominees for the Board recommended by stockholders. Stockholders wishing to propose director candidates for consideration by the Nominating Committee may do so by providing information regarding such candidate, including the candidate’s name, biographical data and qualifications and sending it to the Secretary of Echo at 99 Wood Avenue South, Suite 302, Iselin, NJ 08830. Such information should be clearly marked as intended for the Nominating Committee. The Nominating Committee screens all potential candidates in the same manner regardless of the source of the recommendation.

Compensation Committee

The Board has a Compensation Committee, which generally assists the Board with respect to matters involving the compensation of our directors and executive officers. The Compensation Committee currently consists of Shepard Goldberg and Michael Goldberg, each of whom is independent as defined under NASDAQ listing standards applicable to compensation committee members. During 2014, the Compensation Committee met four times.

The responsibilities of the Compensation Committee include determining salaries and other forms of compensation for the chief executive officer and the other executive officers of Echo, reviewing and making recommendations to the Board with respect to director compensation, periodically reviewing and making recommendations to the Board with respect to the design and operation of incentive compensation and equity-based plans and generally administering Echo’s equity-based incentive plans. The Compensation Committee is primarily responsible for considering and determining executive and director compensation. The Compensation Committee may form and delegate authority to one or more subcommittees as it deems appropriate under the circumstances. The Compensation Committee has the authority to retain and terminate any compensation consultant to be used to assist in discharging its duties, including the evaluation and determination of executive officer compensation.

In addition, to the extent permitted by applicable law and the provisions of a given equity-based incentive plan, the Compensation Committee may delegate to one or more executive officers of Echo the power to grant options or other stock awards pursuant to such plan to consultants and employees of Echo or any subsidiary of Echo who are not directors or executive officers of Echo. Our Chief Executive Officer, within certain per-person and per-year limits established by the Compensation Committee, is authorized to make limited stock option grants and other stock awards to consultants and employees and non-executive officers of Echo pursuant to our 2008 Equity Incentive Plan.

Our Chief Executive Officer generally makes recommendations to the Compensation Committee regarding the compensation of other executive officers. In addition, the chief executive officer is often invited to attend Compensation Committee meetings and participate in discussions regarding the compensation of other executive officers, but the Compensation Committee ultimately approves the compensation of all executive officers. Other than making recommendations and participating in discussions regarding the compensation of other executive officers, Echo’s chief executive officer generally does not play a role in determining the amount or form of executive compensation. Except for the participation by the chief executive officer in meetings regarding the compensation of other executive officers, the Compensation Committee meets without the presence of executive officers when approving or deliberating on executive officer compensation. The chief executive officer does not make proposals or recommendations regarding his own compensation.

Board Structure and Leadership

The Board does not have a policy as to whether the roles of Chairman and CEO should be separate or combined. Instead, the Board has determined that the Nominating and Corporate Governance Committee should periodically assess these roles and the merits of the Board’s leadership structure to ensure that the most efficient and appropriate structure is in place. Dr. Goldberg is currently the Chairman of our Board. He was appointed on January 5, 2015.

Our independent directors routinely interact with executive management and they bring a wide variety of industry experience, oversight and expertise from outside Echo. In addition, all of the Board’s key Committees — Audit, Compensation, and Nominating — are comprised entirely of independent directors. The Board believes that these factors provide the appropriate balance between the authority of those individuals who oversee Echo and those who manage it on a daily basis.

The Board’s Role in Risk Oversight

One of the Board’s primary responsibilities is reviewing our strategic plans and objectives, including our principal risk exposures. The Audit Committee assists the Board in overseeing and monitoring our actual and potential legal and financial risks, determining management’s response to these risks and developing and implementing strategies for risk mitigation. Each of the Board’s key committees — Audit, Compensation, and Nominating — is responsible for overseeing and for recommending guidelines and policies governing their respective areas of responsibility. In consultation with our management team and outside advisors, the Board also considers specific areas of material risk to Echo, including operational, financial, legal, regulatory, strategic, and reputation risks.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors and executive officers, and persons who beneficially own more than ten percent of our Common Stock, to file reports of beneficial ownership and changes in beneficial ownership with the SEC. Based solely on our review of the copies of such forms received or written representations from certain reporting persons, we believe that, during 2014, our officers, directors and ten-percent stockholders complied with all Section 16(a) filing requirements applicable to such individuals, except that (i) Michael M. Goldberg filed a Form 4 (one transaction) nine days late, and (ii) Shepard M. Goldberg filed a Form 3 two days late.

Code of Business Conduct and Ethics

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

ITEM 11.  EXECUTIVE COMPENSATION.

Executive Compensation Objectives and Philosophy

The primary objective of our executive compensation program is to provide a compensation package that motivates our executives to achieve short-term and long-term strategic, operational and product development, approval and commercialization goals, while at the same time attracting and retaining a talented and dedicated management team. The compensation program is structured to reward Company financial and operational performance, as well as the overall qualitative contributions and performance of each individual towards our strategy.

To achieve this objective, we seek to provide our executive officers with a compensation package that ties a substantial portion of the executive's overall compensation to both our objectives and the executive's individual performance. Base salary increases and discretionary annual performance bonuses are tied to our company and individual performance in relation to competitive market conditions. We seek to align our executive team’s interests with those of our stockholders by using equity-based long-term incentive awards. These awards generally consist of either stock options or shares of restricted stock that vest over time or upon achievement of a milestone, such as a specified stock price level or product approval. Equity-based incentive awards serve not only as a retention tool but also as a means to encourage enhanced performance of our Common Stock because executives obtain the opportunity for financial rewards as our stock price increases.

We endeavor to attract and retain talented executives by offering compensation packages that we believe are competitive in relation to similar positions at comparable companies and by ensuring retention through time-vested equity-based incentive awards.

How Our Compensation Decisions are Made

Our Compensation Committee oversees our compensation and benefit plans and policies, administers our equity incentive plans and reviews and approves compensation decisions relating to our executive officers. When determining our executive compensation policies, reviewing the performance of our executive officers and establishing compensation levels and programs, our Compensation Committee relies on various factors, including Echo’s current financial position, its financial and operational performance,  the achievement of or progress towards Echo’s predetermined goals, an executive’s individual performance and contributions to our strategic objectives, recommendations from the Chief Executive Officer (for executive officers other than himself) and internal pay equity.  The Compensation Committee exercises discretion in setting the compensation of our executive officers and primarily considers Echo’s financial position, performance of the management team as a group, the Chief Executive Officer’s assessment of other executive’s performance and the Chief Executive Officer’s compensation recommendations with respect to the other executive officers as part of its process.

Compensation Best Practices

The Compensation Committee strives to make our executive compensation program more reflective of our performance and more responsive to stockholder interests by periodically assessing our short-term and long-term incentive plan design for our executives and revising our employee benefit plans to make them more consistent with market trends while continuing to provide competitive benefits.

2014 Summary Compensation Table

The following table provides certain summary information with respect to the compensation earned by our principal executive officers and certain other executive officers (collectively, “Named Executive Officers”) for the years ended December 31, 2014 and 2013.

Name and Principal Position (1) (3) (8)	Year	Salary ($)		Bonus ($)	Stock Awards ($)		Option Awards ($)		All Other Compensation ($)		Total ($)
Scott W. Hollander.	2014	12,923		—	—		356,240	(2)	—		369,163
Chief Executive Officer

Alan W. Schoenbart.	2014	8,000		—	—		171,120	(3)	—		179,120
Chief Financial Officer

Robert F. Doman	2014	—	(4)	—	—		—		204,000	(4)	204,000
Executive Chairman and Interim Chief Executive Officer	2013	—	(4)	—	20,120	(5)	22,025	(6)	162,258	(4)	204,403

Kimberly A. Burke.	2014	223,811		—	—		—		—		223,811
General Counsel and Chief Compliance Officer and Interim Chief Executive Officer	2013	220,000		—	—		—		30,420	(7)	250,420

Christopher P. Schnittker	2014	114,253		—	—		—		—		114,253
Chief Financial Officer	2013	220,000		—	—		—		—		220,000
__________

(1)
Robert F. Doman served as Interim CEO from August 26, 2013 to June 30, 2014. Kim Burke served in the same capacity whilst holding on to her other responsibilities from July 1 to August 30, 2014. Then the position remained unfilled until Scott W. Hollander was hired as CEO on December 22, 2014.

(2)
Represents value of stock option grant received by Mr. Hollander in connection with his employment agreement dated December 22, 2014. We granted Mr. Hollander incentive stock options to purchase 325,000 shares of our common stock at an exercise price of $1.47 of which 125,000 shares vested on the grant date, and  100,000 shares will vest and become exercisable on or after the first anniversary of the grant date, provided the options will not be exercisable with respect to such shares unless and until the average closing price per share of our common stock for the ten trading days prior to exercise equals or exceeds $4.00, and 100,000 shares will vest and become exercisable on or after the second anniversary of the grant date, provided that the options will not be exercisable with respect to such shares unless and until the average closing price per share of our common stock for the ten trading days prior to exercise equals or exceeds $7.50.

(3)
Mr. Schoenbart was appointed our CFO on December 29, 2014. Represents value of stock option grant received by Mr. Schoenbart in connection with his employment agreement dated December 29, 2014. We granted Mr. Schoenbart incentive stock options to purchase 150,000 shares of our common stock at an exercise price of $1.54 of which 50,000 shares vested on the grant date, and 50,000 shares will vest and become exercisable on or after the first anniversary of the grant date, provided the options will not be exercisable with respect to such shares unless and until the average closing price per share of our common stock for the ten trading days prior to exercise equals or exceeds $4.00, and 50,000 shares will vest and become exercisable on or after the second anniversary of the grant date, provided that the options will not be exercisable with respect to such shares unless and until the average closing price per share of our common stock for the ten trading days prior to exercise equals or exceeds $7.50.

(4)
Mr. Doman did not receive a salary from Echo in his capacity as Interim Chief Executive Officer. He was paid  $204,000 and $148,000 in 2014 and 2013, respectively pursuant to the Consulting Agreement between Mr. Doman and Echo pursuant to which he served as Executive Chairman and Interim Chief Executive Officer. In 2013, he also received $14,258 of fees paid to him through August 26, 2013 in his capacity as a director.

(5)
Mr. Doman was appointed to the Board on March 12, 2013, at which time he received a grant of 2,000 shares of restricted stock, 25% of which vest on each of the first, second, third and fourth anniversaries of the grant date.  In connection with Mr. Doman’s service as a director from March 12 to August 26, 2013, Echo granted Mr. Doman 400 shares of restricted stock on each of April 9, 2013, July 1, 2013 and October 1, 2013, with 100% of the shares vesting on the first anniversary of the award date.

(6)
In connection with Mr. Doman’s service as a director from March 12, 2013 to August 26, 2013, Echo granted Mr. Doman options to purchase 1,500 shares of Common Stock on each of April 9, 2013, July 1, 2013 and October 1, 2013 with 100% of the shares vesting on the first anniversary of the award date.

(7)	Consists of relocation assistance paid on behalf of Ms. Burke by Echo.

(8)	Mr. Schnittker served as CFO from May 16, 2011 until his resignation on July 15, 2014.

2014 Outstanding Equity Awards at Fiscal Year-End

This table sets forth information regarding stock options held by each of the Named Executive Officers held on December 31, 2014:

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)		Option Expiration Date	Number of shares that have not vested	Market Value of shares that have not vested
Scott W. Hollander	125,000	200,000	1.47	(1)	12/22/24	—	—

Alan W. Schoenbart	50,000	100,000	1.54	(2)	12/29/24	—	—

Robert F. Doman	—	—	—		—	—	—

Kimberly A. Burke	3,500		4.00	(3)	6/03/15	—	—
	6,500	—	4.00	(3)	3/05/15	—	—
	4,500	—	4.00	(4)	3/05/15	—	—

Christopher Schnittker	—	—	—		—	—	—
____________

(1)
Echo granted Mr. Hollander options to purchase 325,000 shares of Common Stock on December 22, 2014, 125,000 of which vested immediately, 100,000 of which vest and become exercisable on or after the first anniversary of the grant date, provided the options will not be exercisable with respect to such shares unless and until the average closing price per share of our common stock for the ten trading days prior to exercise equals or exceeds $4.00 and 100,000 of which vest and become exercisable on or after the second anniversary of the grant date, provided that the options will not be exercisable with respect to such shares unless and until the average closing price per share of our common stock for the ten trading days prior to exercise equals or exceeds $7.50.

(2)
Echo granted Mr. Schoenbart options to purchase 150,000 shares of Common Stock on December 29, 2014, one third of which vested immediately, one third of which vest and become exercisable on or after the first anniversary of the grant date, provided the options will not be exercisable with respect to such shares unless and until the average closing price per share of our common stock for the ten trading days prior to exercise equals or exceeds $4.00 and one third of which vest and become exercisable on or after the second anniversary of the grant date, provided that the options will not be exercisable with respect to such shares unless and until the average closing price per share of our common stock for the ten trading days prior to exercise equals or exceeds $7.50.

(3)
Echo granted Ms. Burke options to purchase 3,500 and 6,500 shares of Common Stock on October 23, 2007 and June 30, 2008, respectively, one third of which vested immediately, one third of which vested on the first anniversary and one third of which vested on second anniversary. On January 8, 2009, the Compensation Committee changed the exercise price of these stock options to $4.00 per share. These options expire 180 days and 90 days, respectively, from December 5, 2014, the date of Ms. Burke’s resignation.

(4)
Echo granted Ms. Burke options to purchase 4,500 shares of Common Stock on January 8, 2009, one third of which vested immediately, one third of which vested on January 8, 2010 and one third of which vested on January 8, 2011. This option expired 3 months from December 5, 2014, the date of Ms. Burke’s resignation.

Equity Compensation Plans

In March 2003, our shareholders approved our 2003 Stock Option and Incentive Plan (the “2003 Plan”). Pursuant to the 2003 Plan, our Board of Directors (or its committees and/or executive officers delegated by the Board of Directors) may grant incentive and nonqualified stock options, restricted stock, and other stock-based awards to the our employees, officers, directors, consultants and advisors.  As of December 31, 2014, there were 12,500 restricted shares of Common Stock issued and options to purchase an aggregate of 44,000 shares of Common Stock outstanding under the 2003 Plan and no shares are available for future grants due to the 2003 Plan’s expiration.

In May 2008, our shareholders approved the 2008 Equity Compensation Plan (the “2008 Plan”). The 2008 Plan provides for grants of incentive stock options to employees and nonqualified stock options and restricted stock to our employees, consultants and non-employee directors.  In May 2013, our shareholders approved an amendment to the 2008 Plan to fix the maximum number of shares available under the 2008 Plan at 10,000,000 shares following shareholder approval of a 1-for-10 reverse stock split effective June 7, 2013. As of December 31, 2014, there were restricted shares of Common Stock issued and options to purchase an aggregate of 984,873 shares of Common Stock outstanding under the 2008 Plan and 9,002,127 shares available for future grants.

The following table summarizes our equity compensation plans as of December 31, 2014:

Plan Category	Number of Shares to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Shares Remaining Available for Future Issuance Under Equity Compensation Plans
Equity compensations plans:
Approved by stockholders	1,026,373	$3.07	9,002,127
Not approved by stockholders	61,485	$7.06	—
Total	1,087,858	$3.30	9,002,127

DIRECTOR COMPENSATION

Non-employee Director Compensation

For 2014, each director who was neither an employee nor a consultant of Echo received cash compensation of $45,000 per year, paid in equal installments at the end of each fiscal quarter.  The Lead Director was paid an additional $50,000 per year.  Directors who chaired committees were paid $15,000 per year.  Each director who was neither an employee nor a consultant of Echo also received a fee, based on the length of the meeting, for each meeting he attended beyond the regularly-scheduled quarterly Board and Board committee meetings as follows: $200 for in person or telephonic meetings lasting from 20 minutes up to 1 hour; $300 for in person or telephonic meetings lasting from 1 hour up to 2 hours; $400 for in person or telephonic meetings lasting from 2 hours up to 4 hours; $800 for in person or telephonic meetings lasting half a day (4 hours); and $1,600 for in person or telephonic meetings lasting a full day (8 hours). All directors were additionally reimbursed for reasonable out-of-pocket expenses incurred in attending Board of Director and committee meetings in 2014.

In January 2015, with the resignations of the then directors, Messrs. Grieco, Enright, and Smith, the remaining directors, Shepard Goldberg and Dr. Michael Goldberg realigned the Board compensation to $30,000 per annum per director. Each director received a stock option to purchase 150,000 shares of our Common Stock at an exercise price of $1.62 vesting 25% immediately and then 25% at the beginning of each quarter thereafter.  These options contain a condition where they are only exercisable after the average closing price of the Company’s common stock for the ten (10) days prior to exercise, equals or exceeds $7.50 per share.  Additional committee chair fees, meeting fees and lead director fees were eliminated, as well as the title, Lead Director. Mr. Hollander’s employment agreement with the Company precluded him from taking any additional director compensation the first year.

2014 Director Compensation

The table below reflects compensation paid to directors who were neither an employee nor a consultant of Echo during 2014.

Name	Fees Earned or Paid in Cash ($) (1)	Stock Awards ($)(2)	Option Awards ($)(3)	All Other Compensation ($)	Total ($)
Shepard M. Goldberg	30,042	7,649	59,080	––	96,771
Michael M. Goldberg	45,700	23,128	178,640	––	247,468
Vincent D. Enright	119,250	––	––	––	119,250
William F. Grieco	178,442	––	––	––	178,442
James F. Smith	118,050	––	––	––	118,050

____________________
(1)
Represents full amount of fees earned by each director during 2014. On December 18, 2014, the Directors, pursuant to a Letter of Agreement, determined to offset fees earned but unpaid against the cost of a directors and officers insurance policy. The amounts included in the fees earned which were unpaid and offset against the insurance cost were as follows: Shepard Goldberg $28,700, Dr. Michael Goldberg $28,100, Vincent Enright $74,100, William Grieco $89,700, and James Smith $61,600.

(2)	The following summarizes the aggregate number of stock awards outstanding at the fiscal year end for each director above: Shepard Goldberg — 7,250 and Michael Goldberg — 14,500.

(3)	The following summarizes the aggregate number of stock options outstanding at the fiscal year end for each director above: Shepard Goldberg — 28,000 and Michael Goldberg — 56,000.

ITEM 12.  SECURITIES OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth the beneficial ownership of our Common Stock as of April 2, 2015 (except as otherwise provided below) by the following individuals or entities: (i) each stockholder known to us to beneficially own more than 5% of the outstanding shares of our Common Stock; (ii)   each of our Named Executive Officers listed in the Summary Compensation Table; (iii) each director; and (iv) current executive officers and directors, as a group.

Beneficial ownership is determined in accordance with Securities and Exchange Commission (“SEC”) rules and includes voting and investment power with respect to the shares. Under such rules, beneficial ownership includes any shares as to which the individual has sole or shared voting power or investment power and also any shares which the individual has the right to acquire currently or within 60 days after April 2, 2015 through the exercise of any stock options or other rights, including upon the exercise of warrants to purchase shares of Common Stock and the conversion of preferred stock into Common Stock. Such shares are deemed outstanding for computing the percentage ownership of the person holding such options or rights, but are not deemed outstanding for computing the percentage ownership of any other person. As of April 2, 2015, there were 11,428,275 shares of Common Stock issued and outstanding.

Name and Address of Beneficial Owner (1) 2)	Amount and Nature of Beneficial Ownership		Percent of Class

Medical Technologies Innovation Asia LTD..	872,728	(3)	7.6
Platinum Partners Liquid Opportunity Master Fund L.P.	1,230,348	(4)	9.9
Platinum Partners Value Arbitrage Fund L.P.	1,194,951	(4)(6)	9.9
Platinum Management (NY) LLC	1,194,951	(4)(7)	9.9
Platinum Liquid Opportunity Management (NY) LLC	1,230,348	(4)(8)	9.9
Mark Nordlicht	2.425,299	(4)(9)	18.6
Uri Landesman	2,425,299	(4)(10)	18.6
Scott W. Hollander	125,000	(11)	1.1
Alan W. Schoenbart	50,000	(12)	*
Michael M. Goldberg, M.D.	131,500	(13)	1.1
Shepard M. Goldberg	92,625	(14)	*
Kimberly A. Burke.	36,000	(15)	*
Robert F. Doman	4,700		*
Christopher P. Schnittker	2,343		*
All current directors and executive officers as a group (4 persons)	399,125	(16)	3.4

* Less than one percent.

(1)
Unless otherwise noted, the address for each stockholder known to us to beneficially own more than 5% of the outstanding shares of our Common Stock is 250 West 55th Street, 14th Floor, New York, NY 10019.  The address for each director and executive officer is c/o Echo Therapeutics, Inc., 99 Wood Avenue South, Suite 302, Iselin, NJ 08830.

(2)
The individuals named in the table have sole voting and investment power with respect to all shares shown as beneficially owned by them, except as noted in the footnotes below.  The entities named in the table, together with Mr. Nordlicht and Mr. Landesman, have shared voting and investment power with respect to all shares shown as beneficially owned by them, as further described in the footnotes below.

(3)
The address for Medical Technologies Innovation Asia, Ltd (MTIA) is RM 8 17/F Block B, Vigor Industrial Building, 1Y-20 Cheng Tat Rd Tsing Y., Hong Kong. Beijing Yi Tang Bio Technology, Ltd (BYT), is an affiliate of MTIA. MTIA may be deemed to beneficially own the securities directly owned by BYT which consists of 336,134 shares of Series F – Preferred Stock and Warrants to purchase 336,134 shares of our common stock at $3.00 per share.

(4)
The Series E Preferred Stock (“Series E”) and Series F Preferred Stock (“Series F”) provide that at no time may a holder of any Series E or Series F convert such stock if the number of shares of Common Stock to be issued pursuant to such conversion would exceed, when aggregated with all other shares of Common stock owned by such holder at such time, the number of shares of Common Stock which would result in such holder beneficially owning more than 9.99% or 19.99%, as applicable, of all of the Common Stock outstanding at such time (the “19.99% Blocker”); provided, however, that upon both (A) a holder of Series E or Series F providing Echo with a Waiver Notice that such holder would like to waive either or both such restrictions with regard to any or all shares of Common Stock issuable upon conversion of Series E or Series F, and (B) the stockholders of Echo approving the waiver of such restrictions with regard to any or all shares of Common Stock issuable upon conversion of Series E or Series F and the ownership by any holder of the Series E or Series F Preferred Stock of greater than 20% of the outstanding shares of Common Stock in accordance with applicable NASDAQ listing standards, the applicable restrictions shall be of no force or effect.

The Warrants provide that at no time may a holder of any of the Warrants exercise such warrants if the number of shares of Common Stock to be issued pursuant to such exercise would exceed, when aggregated with all other shares of Common Stock owned by such holder at such time, the number of shares of Common Stock which would result in such holder beneficially owning more than 4.99% or 9.99%, as applicable, of all of the Common Stock outstanding at such time (the “9.99% Blocker”); provided, however, that upon a holder of any of the Warrants providing Echo with sixty-one (61) days’ notice that such holder would like to waive either or both such restrictions with regard to any or all shares of Common Stock issuable upon exercise of any Warrants, then such restrictions shall be of no force or effect with regard to those Warrants referenced in such notice.

The Series E, Series F and Warrants shall sometimes collectively be referred to herein as the “Blocked Securities.”

(5)
Platinum Partners Liquid Opportunity Master Fund L.P. (“PPLO”) (i) directly owns 230,862 shares of Common Stock, (ii) beneficially owns 100,000 shares of Common Stock underlying currently convertible Series C Preferred Stock, and (iii) beneficially owns 100,000 shares of Common Stock underlying currently convertible Series D Preferred Stock.  Also includes an aggregate of 799,486 shares of Common Stock which can be acquired within sixty days pursuant to the terms of the Blocked Securities (which Blocked Securities include 349,723 shares of Series E, 447,590 shares of Series F and 36,363 Warrants). As of the date hereof, PPLO had not requested a waiver of the 19.99% Blocker or 9.99% Blocker with respect to any Blocked Securities and, accordingly, the amount shown does not include 34,190 of Common Stock underlying the Blocked Securities not deemed to be beneficially owned by PPLO.

(6)
Platinum Partners Value Arbitrage Fund L.P. (“PPVA”) directly owns 553,014 shares of Common Stock. Also includes an aggregate of 641,937shares of Common Stock which can be acquired within sixty days pursuant to the terms of the Blocked Securities (which Blocked Securities include 1,398,890 shares of Series E, 2,354,088 shares of Series F and 1,232,288 Warrants).  As of the date hereof, PPVA had not requested a waiver of the 19.99% Blocker or 9.99% Blocker with respect to any Blocked Securities and, accordingly, the amount shown does not include 4,343,329 of Common Stock underlying the Blocked Securities not deemed to be beneficially owned by PPVA.

(7)	Platinum Management (NY) LLC (“Platinum Management”), as the Investment Manager of PPVA, may be deemed to beneficially own the securities beneficially owned by PPVA.

(8)	Platinum Liquid Opportunity Management (NY) LLC (“Platinum Liquid Management”), as the Investment Manager of PPLO, may be deemed to beneficially own the securities directly owned by PPLO.

(9)
Mr. Nordlicht, as the Chief Investment Officer of Platinum Management, the Investment Manager of PPVA, Chief Investment Manager of Platinum Liquid Management, and the Investment Manager of PPLO, may be deemed to beneficially own the securities directly owned by each of PPVA and PPLO, respectively.

(10)
Mr. Landesman, as the President of Platinum Management, the Investment Manager of PPVA, the President of Platinum Liquid Management, and the Investment Manager of PPLO, may be deemed to beneficially own the securities directly owned by each of PPVA and PPLO, respectively.

(11)	Includes 125,000 shares that may be acquired within 60 days upon the exercise of stock options.

(12)	Includes 50,000 shares that may be acquired within 60 days upon the exercise of stock options.

(13)	Includes 117,000 shares that may be acquired within 60 days upon the exercise of stock options.

(14)	Includes 89,000 shares that may be acquired within 60 days upon the exercise of stock options.

(15)	Includes 3,500 shares that may be acquired within 60 days upon the exercise of stock options.

(16)	Includes an aggregate of 381,000 shares that may be acquired within 60 days upon the exercise of stock options (as indicated in footnotes above).

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Independence of Members of Board of Directors

Our Board has determined that all of our current directors except Mr. Hollander are independent as independence of directors is defined in the rules of the NASDAQ stock market.

Policies and Procedures Regarding Related Party Transactions

Echo’s Audit Committee, which is composed entirely of independent directors, reviews all related person transactions on an ongoing basis.  In accordance with the Audit Committee’s charter, it must approve any related person transaction before Echo enters into it. Any transaction that does not qualify as a related person transaction but may present a potential conflict of interest is governed by our written Code of Business Conduct and Ethics (the “Code”).  Senior management determines whether such transactions or relationships constitute a conflict of interest that should be brought to the attention of the Nominating Committee. The Nominating Committee considers all requests for waivers from our Code of Business Conduct and Ethics and ensures that we disclose such waivers in accordance with applicable rules and regulations.  The Nominating Committee is tasked with annually reviewing our program for monitoring compliance with the Code and making recommendations to the Board if it determines that any revisions are needed.

Related Party Transactions

Doman Consulting Agreement

On August 26, 2013, Echo entered into a Consulting Agreement with Robert Doman, a then member of the Board, pursuant to which Mr. Doman was engaged to serve as our Executive Chairman and Interim Chief Executive Officer (the “Consulting Agreement”) for a period of four months. The Consulting Agreement was subsequently amended on October 3, 2013, December 26, 2013 and April 3, 2014. The Consulting Agreement expired on June 30, 2014.  In accordance with the Consulting Agreement, we paid Mr. Doman $8,000 per week for his services and reimbursed him for all out-of-pocket expenses incurred in connection with the performance of services under the Consulting Agreement.  Mr. Doman did not receive an equity grant pursuant to the Consulting Agreement and the Consulting Agreement states that he is not entitled to participate in or receive any benefits or rights under any Echo employee benefit and welfare plans.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES.

Independent registered public accounting firm

On December 8, 2014, we were orally notified by our independent registered accounting firm, Wolf & Company P.C. that it was resigning effective December 8, 2014.  The resignation was confirmed in a letter delivered to us on December 9, 2014.

On February 5, 2015, we engaged BDO USA, LLP (“BDO”) as our independent registered public accounting firm. During the Company’s two most recent fiscal years and during the  subsequent interim period prior to BDO’s engagement, neither the Company nor anyone acting on its behalf consulted with BDO regarding: (i) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company’s financial statements, or (ii) any matter that was either the subject of a disagreement (as defined in Item 304(a)(1)(iv) of Regulation S-K) or a reportable event (as described in Item 304(a)(1)(v) of Regulation S-K).

The following is a summary of the fees billed to us for professional services rendered in connection with the years ended December 31, 2014 and 2013, respectively:

Fee Category	2014	2013
Audit Fees	$115,000	$—
Audit-Related Fees	—	—
Total Fees	$115,000	$—

Audit Fees.  Consists of fees billed for professional services rendered for the audit of our consolidated financial statements and review of the interim consolidated financial statements included in quarterly reports and services that are normally provided in connection with statutory and regulatory filings or engagements.

Audit-Related Fees.  Consists of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of our consolidated financial statements but are not reported under “Audit Fees.” These services consist of the issuance of consents in connection with our registration statements filed under the Securities Act of 1933, as amended, assistance with SEC comment letters, and comfort letters and other due diligence assistance performed in connection with capital raising.

Audit Committee policy on pre-approval of services of independent registered public accounting firm

The Audit Committee’s policy and procedures is to pre-approve all audit and permissible non-audit services provided by our independent registered public accounting firm. These services may include audit services, audit-related services, tax services and other services. Pre-approval is generally provided for up to one year and any pre-approval is detailed as to the particular service or category of services and is generally subject to a specific budget. Our independent registered public accounting firm and management are required to periodically report to the Audit Committee regarding the extent of services provided by the independent registered public accounting firm in accordance with this pre-approval, and the fees for the services performed to date. The Audit Committee may also pre-approve particular services on a case-by-case basis.

All of the fees set forth above were pre-approved by the Audit Committee in accordance with its pre-approval policy and procedures.

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

ECHO THERAPEUTICS, INC.

By:   /s/ Scott W. Hollander
Scott W. Hollander
President and Chief Executive Officer
Principal Executive Officer
Date: April 15, 2015

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Scott W. Hollander and Alan W. Schoenbart, and each of them, as such person’s true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution for such person and in such person’s name, place and stead, in any and all capacities, to sign, execute and file any amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto and all documents required to be filed in connection therewith, with the Securities and Exchange Commission or any regulatory authority, granting unto such attorneys-in-fact and agents full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith and about the premises in order to effectuate the same as fully to all intents and purposes as such person might or could do if personally present, hereby ratifying and confirming all that such attorneys-in-fact and agents or any substitute or substitutes therefor, may lawfully do or cause to be done.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on April 15, 2015.

By:	/s/ Scott W. Hollander
Scott W. Hollander
President and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Alan W. Schoenbart
Alan W. Schoenbart
Chief Financial Officer
(Principal Financial and Accounting Officer)

By:	/s/ Michael M. Goldberg
Michael M. Goldberg, M.D.
Director

By:	/s/ Shepard M. Goldberg
Shepard M. Goldberg
Director

ECHO THERAPEUTICS, INC.

ECHO THERAPEUTICS, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,
	2014	2013
ASSETS
Current assets:
Cash and cash equivalents	$1,278,941	$8,055,385
Cash restricted pursuant to letters of credit	52,488	302,488
Current portion of deferred financing costs	-	968,004
Prepaid expenses and other current assets	490,824	49,221
Total current assets	1,822,253	9,375,098

Property and equipment, net	1,138,593	1,495,807

Other assets:
Intangible assets, net	9,625,000	9,625,000
Deferred financing costs	-	2,581,324
Other assets	9,990	12,066
Total other assets	9,634,990	12,218,390
Total assets	$12,595,836	$23,089,295

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,801,469	$1,036,320
Accrued and other current liabilities	968,392	1,411,107
Deferred revenue from licensing agreements	-	76,428
Current portion of capital lease obligation	-	1,361
Derivative warrant liability	208,155	1,119,155
Total current liabilities	2,978,016	3,644,371
Deferred revenue from licensing arrangements, net of current portion	95,535	76,428
Total liabilities	3,073,551	3,720,799

Commitments and contingencies

Stockholders’ equity:
Preferred Stock, $0.01 par value; 40,000,000 shares authorized:
Convertible Series
C - 10,000 shares authorized; issued and outstanding 1,000 shares	10	10
D - 3,600,000 shares authorized; issued and outstanding 1,000,000 shares	10,000	10,000
E - 1,748,613 shares authorized, issued and outstanding	17,486	17,486
F - 5,000,000 shares authorized; issued and outstanding 840,336 shares	8,403	-
Common stock, $0.01 par value, 150,000,000 shares authorized; issued and outstanding 12,629,695 and 11,776,578 shares, respectively	126,295	117,764
Additional paid-in capital	137,292,157	132,192,648
Accumulated deficit	(127,932,066)	(112,969,412)
Total stockholders’ equity	9,522,285	19,368,496
Total liabilities and stockholders’ equity	$12,595,836	$23,089,295

See accompanying notes to the consolidated financial statements.

ECHO THERAPEUTICS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2014	2013
Licensing revenue	$57,321	$27,600
Operating expenses:
Research and development	4,962,196	12,991,502
Selling, general and administrative	7,415,049	6,680,983
Total operating expenses	12,377,245	19,672,485
Loss from operations	(12,319,924)	(19,644,885)
Other income (expense):
Interest income	978	3,052
Interest expense	(3,551,482)	(3,903,116)
Other income	1,888	11,566
Loss on disposals of assets	(1,114)	-
Gain on revaluation of derivative warrant liability	911,000	4,465,986
Other income (expense), net	(2,638,730)	577,488
Net loss before taxes	(14,958,654)	(19,067,397)
State income taxes	4,000	-
Net loss	(14,962,654)	(19,067,397)
Deemed dividend on beneficial conversion feature of convertible preferred stock	(350,000)	(371,140)
Net loss applicable to common shareholders	$(15,312,654)	$(19,438,537)
Net loss per common share, basic and diluted	$(1.24)	$(2.33)
Basic and diluted weighted average common shares outstanding	12,308,254	8,359,837

See accompanying notes to the consolidated financial statements.

ECHO THERAPEUTICS, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013

	Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2012	3,015,974	$30,160	4,437,346	$44,374	$104,058,087	$(93,902,015)	$10,230,606
Proceeds from issuances of Common Stock, net of cash issuance costs of $2,291,800	—	—	6,196,605	61,963	21,902,607	—	21,964,570
Fair value of Common Stock issued for services	—	—	9,122	92	96,283	—	96,375
Proceeds from issuance of Common Stock, Series E Preferred Stock and warrants, net of cash issuance costs of $100,000	1,748,613	17,486	69,569	696	4,881,818	—	4,900,000
Issuance of Common Stock in Series C and D Preferred Stock conversion	(2,014,974)	(20,150)	1,098,019	10,980	9,170	—	—
Share-based compensation, net of restricted stock cancellations	—	—	(34,083)	(341)	1,244,683	—	1,244,342
Net loss	—	—	—	—	—	(19,067,397)	(19,067,397)
Balance at December 31, 2013	2,749,613	$27,496	11,776,578	$117,764	$132,192,648	$(112,969,412)	$19,368,496
Proceeds from issuances of Common Stock and warrants, net of cash issuance costs of $50,000	—	—	872,728	8,727	2,341,273	—	2,350,000
Fair value of Common Stock issued for services	—	—	2,636	26	8,378	—	8,404
Proceeds from issuance of Common Stock, Series F Preferred Stock and warrants, net of cash issuance costs of $56,604	840,336	8,403	—	—	934,993	—	943,396
Capital contribution	—	—	—	—	440,675	—	440,675
Share-based compensation, net of restricted stock cancellations	—	—	(22,247)	(222)	1,374,190	—	1,373,968
Net loss	—	—	—	—	—	(14,962,654)	(14,962,654)
Balance at December 31, 2014	3,589,949	$35,899	12,629,695	$126,295	$137,292,157	$(127,932,066)	$9,522,285

See accompanying notes to the consolidated financial statements.

ECHO THERAPEUTICS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended December 31,
	2014	2013
Cash flows from operating activities:
Net loss	$(14,962,654)	$(19,067,397)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	392,727	391,595
Share-based compensation, net	1,373,968	1,244,342
Fair value of common stock issued for services	8,404	96,375
Gain on revaluation of derivative warrant liability	(911,000)	(4,465,986)
Loss on disposals of assets	1,114	—
Amortization of discount on note payable	—	2,879,166
Amortization of deferred financing costs	3,549,328	968,004
Changes in assets and liabilities:
Prepaid expenses and other current assets	(441,603)	26,405
Deposits and other assets	—	(1,500)
Accounts payable	765,149	(1,282,899)
Deferred revenue from licensing arrangements	(57,321)	(27,600)
Accrued and other current liabilities	(442,715)	(170,341)
Net cash used in operating activities	(10,724,603)	(19,409,836)
Cash flows from investing activities:
Purchase of property and equipment	(36,627)	(249,007)
Decrease in restricted cash	250,000	104,975
Decrease in security deposit	2,076	—
Net cash provided by (used in) investing activities	215,449	(144,032)
Cash flows from financing activities:
Repayment of credit facility	—	(3,000,000)
Proceeds from equity issuances	3,293,397	26,864,570
Principal payments on capitalized lease obligations	(1,362)	(2,527)
Capital contribution	440,675	—
Net cash provided by financing activities	3,732,710	23,862,043
Net increase (decrease) in cash and cash equivalents	(6,776,444)	4,308,175
Cash and equivalents:
Beginning of year	8,055,385	3,747,210
End of year	$1,278,941	$8,055,385
Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$2,154	$275
Income taxes	$—	$—
Supplemental disclosure of non-cash financing transactions:
Deemed dividend on beneficial conversion feature of convertible preferred stock	$350,000	$371,140
Conversion of convertible preferred stock into Common Stock at par value	$—	$20,150

See accompanying notes to the consolidated financial statements.

ECHO THERAPEUTICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) ORGANIZATION AND BASIS OF PRESENTATION

Echo Therapeutics, Inc. (the "Company") is a medical device company with expertise in advanced skin permeation technology. The Company is developing its non-invasive, wireless continuous glucose monitoring (CGM) system with potential use in the wearable-health consumer market and the diabetes outpatient market. A significant longer-term opportunity may also exist in the hospital setting. Echo has also developed its needle-free skin preparation device as a platform technology that allows for enhanced skin permeation enabling extraction of analytes, such as glucose, enhanced delivery of topical pharmaceuticals and other applications.

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

On June 7, 2013, the Company effected a 1-for-10 reverse stock split of its common stock. All share and per share information was retroactively restated to reflect this reverse stock split.

(2) LIQUIDITY AND MANAGEMENT’S PLANS

The accompanying financial statements have been prepared on a basis that assumes that the Company will continue as a going concern and that contemplates the continuity of operations, realization of assets and the satisfaction of liabilities and commitments in the normal course of business.  As of December 31, 2014, the Company had cash of approximately $1,300,000, working capital deficit of approximately $1,156,000, and an accumulated deficit of approximately $128,000,000.  The Company continues to incur recurring losses from operations.  The Company will need to obtain proceeds under its current financing arrangement and secure additional capital to fund its product development, research, manufacturing and clinical programs in accordance with its current planned operations.  The Company has funded its operations in the past primarily through debt and equity issuances.  Management intends to utilize its current financing arrangement and will continue to pursue additional financing to fund its operations.  Management believes that it will be successful in obtaining proceeds from their current financing arrangement and raising additional capital.  No assurances can be given that additional capital will be available on terms acceptable to the Company.  The accompanying financial statements do not include any adjustments that might result from the outcome of the uncertainty.

Subsequent to December 31, 2014, the Company received cash proceeds of $1,500,000 from a $4,000,000 Equity financing it arranged in December 2014 ($1,000,000 was received in December 2014). See Note 8.

(3)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts of assets and liabilities reported and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Management's estimates are based on historical experience, facts and circumstances available at the time, and various other assumptions that are believed to be reasonable under the circumstances. Significant estimates include accounting for the valuation of intangible assets, derivatives, share based compensation and valuation allowances related to deferred income taxes. The Company periodically reviews these matters and reflects changes in estimates as appropriate. Actual results could materially differ from those estimates.

Cash and Cash Equivalents

The Company considers all highly liquid investments with maturities of ninety days or less to be cash equivalents. Cash equivalents consisted of money market funds at a major banking institution as of December 31, 2014 and 2013. The Company maintains its cash in bank deposit accounts which, at times, may exceed the federally insured limits. The Company has never experienced any previous losses related to these uninsured balances. Restricted cash consists of a $52,488 letter of credit in favor of a landlord as of December 31, 2014 and additionally a $250,000 letter of credit issued in favor of one of the Company’s key product development vendors as of December 31, 2013, respectively.

Intangible Assets and Other Long-Lived Assets

The Company records acquired intangible assets at the acquisition date fair value. Intangible assets related to technology are expected to be amortized over the period of expected benefit and will commence upon revenue generation.

The Company reviews intangible assets at least annually and whenever events or circumstances change that indicated impairment may have occurred to determine if any adverse conditions exist that would indicate impairment or a change in the remaining useful life of any intangible asset. Conditions that would indicate impairment and trigger an impairment assessment include, but are not limited to, a significant adverse change in legal factors or business climate that could affect the value of an asset, or an adverse action or assessment by a regulator. While the Company uses available information to prepare estimates and to perform impairment evaluations, actual results could differ significantly from these estimates or related projections, resulting in impairment related to recorded balances. If the estimate of an intangible asset’s remaining useful life is changed, the Company amortizes the remaining carrying value of the intangible asset prospectively over the revised remaining useful life. The Company performs a regular review of the underlying assumptions, circumstances, time projections and revenue and expense estimates to decide if there is a possible impairment. In reviewing the intangible assets as of December 31, 2014, the Company concluded that there was no impairment of the carrying value of such long-lived assets.

For other long-lived assets, the Company evaluates quarterly whether events or circumstances have occurred that indicate that the carrying value of these assets may be impaired. If the carrying value of an asset exceeds its undiscounted cash flows, the Company writes down the carrying value of the intangible asset to its fair value in the period identified.

No impairment losses were recorded for the years ended December 31, 2014 and 2013.

Property and Equipment

Property and equipment are stated at cost.  Depreciation of property and equipment is computed using the straight-line method over the estimated useful lives of the assets.  The Company expenses normal maintenance and repair costs as incurred. Gain and loss on disposal of property and equipment is recognized in the period incurred. Leasehold improvements are amortized over the life of the lease or the related asset, whichever is shorter.

Share-Based Payments

The Company recognizes compensation costs, net of estimated forfeitures, resulting from the issuance of stock-based awards to employees and directors as an expense in the statement of operations over the service period based on a measurement of fair value for each stock award. The Company’s policy is to grant employee and director stock options with an exercise price equal to or greater than the fair value of the Common Stock at the date of grant.

Forfeitures are initially estimated based on historical information and subsequently updated over the life of the awards to ultimately reflect actual forfeitures. As a result, changes in forfeiture activity can influence the amount of stock compensation cost recognized from period to period.

The Company recognizes compensation costs resulting from the issuance of stock-based awards to non-employees as an expense in the statement of operations over the service period based on a measurement of fair value for each stock award.

The fair value of options is calculated primarily using the Black-Scholes option pricing model. This option valuation model requires input of assumptions including, among others, the volatility of our stock price, the expected life of the option and the risk-free interest rate. We estimate the volatility of our stock price using historical prices. We estimate the expected life of our option using the average of the vesting period and the contractual term of the option. The estimated forfeiture rate is based on historical forfeiture information as well as subsequent events occurring prior to the issuance of the financial statements. Because our stock options have characteristics significantly different from those of traded options, and because changes in the input assumptions can materially affect the fair value estimate, the existing model may not necessarily provide a reliable single measure of fair value of our stock options.

In calculating the compensation expense for certain more complex stock options granted, we utilize a binomial lattice-based valuation model. Lattice-based option valuation models incorporate ranges of assumptions for inputs and those ranges are disclosed in the preceding table. Expected volatilities are based on a combination of historical volatility of our stock and implied volatilities of call options on our stock. We use historical data to estimate option exercise and employee termination patterns within the valuation model. The expected life of options granted is derived from the output of the option valuation model and represents the average period of time that options granted are expected to be outstanding. The interest rate for periods within the contractual life of the options is based on the U.S. Treasury yield curve in effect at the time of grant.

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

The Company's financial liabilities measured at fair value on December 31, 2014 and 2013 consists solely of a derivative warrant liability which is classified as Level 3 in fair value hierarchy (see Note 7). The Company uses a valuation method, the Black-Scholes option pricing model, and the requisite assumptions in estimating the fair value for the warrants considered to be derivative instruments. These assumptions include the fair value of the underlying stock, risk-free interest rates, volatility, expected life and dividend rates. The Company has no financial assets measured at fair value.

The Company may also be required, from time to time, to measure certain other financial assets at fair value on a nonrecurring basis. There were no such adjustments in the years ended December 31, 2014 and 2013.

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

Segment Information

Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision maker, or decision making group, in making decisions regarding resource allocation and assessing performance. To date, the Company has viewed its operations and manages its business as principally one operating segment, which is the development of transdermal skin permeation and diagnostic medical devices and specialty pharmaceutical drugs. As of December 31, 2014 and 2013, all of the Company’s assets were located in the United States.

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

Income Taxes

The Company is primarily subject to U.S. federal, Massachusetts and Pennsylvania state income tax. Tax years subsequent to 2011 remain open to examination by U.S. federal and state tax authorities.

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

When tax returns are filed, it is highly certain that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50% likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits in the accompanying balance sheet along with any associated interest and penalties that would be payable to the taxing authorities upon examination. There were no uncertain tax position liabilities recorded at December 31, 2014 and 2013.

The Company’s policy is to recognize interest and penalties related to income tax matters in income tax expense. As of December 31, 2014 and 2013, the Company had no accruals for interest or penalties related to income tax matters.

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

Distinguishment of Liabilities from Equity

The Company relies on the guidance provided by ASC Topic 480, Distinguishing Liabilities from Equity, to classify convertible instruments, such as the Company’s preferred stock. The Company first determines whether a financial instrument should be classified as a liability. The Company will determine the liability classification if the financial instrument is mandatorily redeemable, or if the financial instrument, other than outstanding shares, embodies a conditional obligation that the Company must or may settle by issuing a variable number of its equity shares. Once the Company determines that a financial instrument should not be classified as a liability, the Company determines whether the financial instrument should be presented between the liability section and the equity section of the balance sheet (“temporary equity”). The Company will determine temporary equity classification if the redemption of the preferred stock or other financial instrument is outside the control of the Company (i.e. at the option of the holder). Otherwise, the Company accounts for the financial instrument as permanent equity.

Initial Measurement

The Company records its financial instruments classified as liability, temporary equity or permanent equity at issuance at the fair value, or cash received. For warrants that are recorded as equity, the Company uses a Black Scholes model.

Subsequent Measurement

The Company records the fair value of its financial instruments classified as liabilities at each subsequent measurement date. The changes in fair value of its financial instruments classified as liabilities are recorded as other expense/income. The Company uses the Black Scholes pricing method, which is not materially different from a binomial lattice valuation methodology utilizing Level 3 inputs, to determine the fair value of derivative liabilities resulting from warrants that are recognized as liabilities.

Recently Issued Accounting Pronouncements

On May 28, 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), which is effective for public entities for annual reporting periods beginning after December 15, 2017.  The new revenue recognition standard provides a five-step analysis of transactions to determine when and how revenue is recognized. The core principle is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 shall be applied retrospectively to each period presented or as a cumulative-effect adjustment as of the date of adoption. The Company is currently evaluating the impact of the pending adoption of ASU 2014-09 on the consolidated financial statements and has not yet determined the method by which the Company will adopt the standard in 2018.

In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements—Going Concern—Disclosures of Uncertainties about an entity’s Ability to Continue as a Going Concern (“ASU 2014-15”). ASU 2014-15 provides new guidance related to management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern by incorporating and expanding upon certain principles that are currently in U.S. auditing standards and to provide related footnote disclosures. This new guidance is effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. The Company is currently evaluating the impact of the requirements of ASU 2014-15.

 (4)  PROPERTY AND EQUIPMENT

The principal categories and estimated useful lives of property and equipment at December 31 were:

	2014	2013	Estimated Useful Lives
Computer equipment	$334,865	$323,488	3
Office and laboratory equipment	740,177	728,152	3-5
Furniture and fixtures	755,444	755,444	7
Manufacturing equipment	111,980	111,980	5
Leasehold improvements	825,589	825,589	3 - 7
Total property and equipment	2,768,055	2,744,653
Less accumulated depreciation and amortization	1,629,462	1,248,846
Property and equipment, net	$1,138,593	$1,495,807

Depreciation expense for the years ended December 31, 2014 and 2013 was $392,727 and $391,595, respectively.

(5)  INTANGIBLE ASSETS

As of December 31, 2014 and 2013, intangible assets are summarized as follows:

Carrying Value
Technology related intangible assets:
Patents for the AzoneTS-based product candidates and formulation	1,305,000
Drug Master Files containing formulation, clinical and safety documentation used by the FDA	1,500,000
In-process pharmaceutical products for 2 indications	6,820,000
Total technology related intangible assets	$9,625,000

Estimated amortization expense for each of the next five years is as follows:

Estimated Amortization Expense
2015	$—
2016	—
2017	302,000
2018	2,398,000
2019	4,601,000
Thereafter	2,324,000
Total	$9,625,000

(6)  OPERATING LEASE COMMITMENTS

The Company leases approximately 37,000 square feet of manufacturing, laboratory and office space in a single-story building located in Franklin, Massachusetts under a lease expiring October 31, 2017.

The Company leased approximately 7,900 square feet of corporate office space in a multi-story building located in Philadelphia, Pennsylvania under a lease expiring May 31, 2017. The company terminated this lease early and moved to Iselin, New Jersey on January 15, 2015 where the Company has leased 2,800 square feet of office space for 38 months at a monthly rental of approximately $7,700. The Company posted a $77,000 Letter of Credit to secure the lease which is reduced to $38,500 after nineteen months of occupancy, assuming no defaults, as defined.

The Company leased a corporate apartment in Franklin, Massachusetts through September 2014 and a corporate apartment in Philadelphia, Pennsylvania on a month-to-month basis.

Future minimum lease payments for each of the next five years under these operating leases at December 31, 2014 are approximately as follows:

Franklin
Year Ending December 31,
2015	$444,000
2016	455,000
2017	382,000
Total	$1,281,000

The Company’s facilities lease expense was approximately $514,000 and $677,000 for the years ended December 31, 2014 and 2013, respectively.

(7)  DERIVATIVE WARRANT LIABILITY

In August 2012, the Company and Platinum-Montaur Life Sciences, LLC (PM) entered into a Loan Agreement whereby PM agreed to provide a credit facility (CF) to the Company of up to $20,000,000 dependent on the achievement of certain clinical and regulatory milestones set forth in the Loan Agreement, with an initial available principal amount of $5,000,000 (the “Maximum Draw Amount”).  The Company issued to PM a Promissory Note dated August 31, 2012 (the “Note”), with a maturity date of five years from the date of closing (the “Maturity Date”).  The Company used the proceeds from the CF to fund its operations.  As a result of the Company's 2013 financing transactions, this Credit Facility was only available at PM’s discretion. The draws under the agreement bore interest at 10% per annum. Obligations under the CF were guaranteed by the Company’s subsidiary, Sontra Medical, Inc. The CF was terminated on October 30, 2014.

The Loan Agreement called for each $1,000,000 of funds borrowed pursuant to the Credit Facility, the Company will would issue PM a warrant to purchase 100,000 shares of Common Stock, with a term of five years and an exercise price equal to 150% of the market price of the Common Stock at the time of the draw, but in no event less than $20.00 or more than $40.00 per share (together with the Commitment Warrant, the “Warrants”). All of the Warrants are immediately exercisable and will have a term of five years from the issue date. The exercise price of the Warrants is subject to adjustment for stock splits, combinations or similar events.  An exercise under the Warrants may not result in the holder beneficially owning more than 4.99% or 9.99%, as applicable, of all of the Common Stock outstanding at the time; provided, however, that a holder may waive the 4.99% ownership limitation upon sixty-one (61) days’ advance written notice to the Company. Over a three month period beginning in September 2012, three separate draws totaling $3,000,000 were taken under the CF and five year warrants to purchase 300,000 shares of Common Stock were issued at prices ranging from $21.10 to $22.70. The warrants were valued at $3,455,000, with $455,000 charged to interest expense in 2012, and $3,000,000 recorded as a debt discount against the note and accreted to interest expense over the life of the draws. The warrants contained certain beneficial ownership blockers requested by PM. On March 1, 2013, the Company elected to prepay the $3,000,000 of principal and $113,166 of accrued and unpaid interest outstanding under the CF. After such date, no principal amount was outstanding under the CF. Concurrent with this prepayment, the Company recorded non-cash interest expense of $2,879,166 in 2013 relating to the unamortized debt discount on the outstanding draws paid off.

In connection with the CF, the Company issued PM a warrant to purchase 400,000 shares of its Common Stock, with a term of five years and an exercise price of $20.00 per share (the “Commitment Warrant” or “CW”). The CW was valued at $4,840,000 and recorded as a deferred financing asset and a derivative warrant liability. The deferred financing cost was then amortized over the life of the CF. $3,549,325 and $968,004 were charged to interest expense in 2014 and 2013, respectively.

The requisite accounting related to the derivative warrant liability requires the Company to remeasure the value of the underlying warrants and report the effect of the changes on our operations until the warrants expire. The primary underlying risk exposure pertaining to the warrants is the change in fair value of the underlying common stock for each reporting period.

Changes in fair value of the derivative financial instruments are recognized currently in the Statements of Operations as a Gain (Loss) on Revaluation of Derivative Warrant Liability. The changes in the fair value of the derivative warrant liability for the years ended 2014 and 2013 resulted in gains of $911,000 and $4,465,986, respectively.

The table below presents the changes in the derivative warrant liability, which is measured at fair value on a recurring basis and classified as Level 3 in fair value hierarchy (see Note 3):

	2014	2013
Derivative warrant liability as of January 1	$1,119,155	$5,585,141
Total unrealized losses included in net loss	333,000	1,671,682
Total unrealized gains included in net loss	(1,244,000)	(5,985,000)
Total realized gains included in net loss	—	(152,668)
Gain on Revaluation	911,000	4,465,986
Derivative warrant liability as of December 31	$208,155	$1,119,155

None of the derivative warrants were exercised in 2014 or 2013 pursuant to cashless exercise provisions.

(8)  EQUITY FINANCINGS

2013 Financings

On January 31 and February 1, 2013 (First Financing) and June 13, 2013 (Second Financing), the Company entered into underwriting agreements (collectively, the “Underwriting Agreements”) with Aegis Capital Corp., as a representative of several underwriters, with respect to the issuance and sale in an underwritten public offering by the Company. In the First Financing, the Company issued an aggregate 1,567,855 shares of the Company’s Common Stock, at a price to the public of $7.50 per share (including 204,500 shares sold pursuant to the over-allotment option), and in the Second Financing, the Company issued an aggregate of 4,628,750 shares of the Company’s Common Stock (including 603,750 shares sold pursuant to the over-allotment option), at a price to the public of $2.70 per share.  The net proceeds in the First Financing, after deducting the issuance costs for the underwriter’s discount and other offering expenses of $1,132,650, was approximately $10,626,000. The net proceeds in the Second Financing, after deducting the issuance costs for the underwriter’s discount and other offering expenses of $1,159,150, was approximately $11,338,000.

In December 2013, in connection with a licensing transaction, the Company entered into (i) a Securities Purchase Agreement with Platinum Partners Value Arbitrage Fund L.P. (PPVA) and Platinum Partners Liquid Opportunity Master Fund L.P. (PPLO, and together with PPVA, the “Platinum Partners”) (the “Platinum Securities Purchase Agreement”) and (ii) a Securities Purchase Agreement with Medical Technologies Innovation Asia, LTD. (“MTIA”) and Beijing Sino Tau Shang Pin Tech and Development Corp. (“MTIA Affiliate”, and together with MTIA, the “China Purchasers”) (the “MTIA Securities Purchase Agreement”, and together with the Platinum Securities Purchase Agreement, the “Securities Purchase Agreements” or “SPA”).

Pursuant to the Platinum SPA, the Platinum Partners purchased 69,569 shares of the Company’s Common Stock at $2.75 per share, a premium to the closing price of $2.71 per share on December 9, 2013.  In addition, the Platinum Partners purchased a total of 1,748,613 shares of Series E at a purchase price of $2.75 per share, which, under certain conditions, are exchangeable into shares of the Company’s Common Stock on a one-for-one basis. The conversion of Preferred Stock into shares of Common Stock, however, is subject to a restriction, which prohibits the conversion of shares of Preferred Stock if the number of shares of Common Stock to be issued pursuant to such conversion would exceed, when aggregated with all other shares of Common Stock owned by the Platinum Partners and their affiliates at such time, the number of shares of Common Stock which would result in Platinum Partners and their affiliates beneficially owning in excess of 19.99% of all of the Company’s Common Stock outstanding at such time. Under the terms of the Platinum SPA, the Platinum Partners also received 181,818 warrants, having a five-year term and an exercise price of $2.75 per warrant.  The warrants are exercisable six months and one day following the issuance date thereof.  Under the terms of the Platinum SPA, the Company has, at the request of the Platinum Partners, agreed to prepare a proxy statement and seek shareholder approval of the issuance of the Common Stock underlying the Preferred Stock and the warrants if Platinum Partners has a beneficial ownership greater than 19.9%.  The Company received gross proceeds of $5,000,000 from the sale of the securities to the Platinum Partners on December 10, 2013 and incurred issuance costs of $100,000.

In connection with the issuance of this Series E, the conversion feature of Series E was considered beneficial, or “in the money”, at issuance due to a conversion rate that allows the investor to obtain the Common Stock at below market price. The Company recorded a deemed dividend on the beneficial conversion feature of $371,140.

Further, pursuant to the Platinum SPA and subject to certain conditions, the Company agreed to nominate and use its reasonable best efforts to cause to be elected and cause to remain as a director on the Company’s board of directors (the “Board”) until the Company’s 2014 annual meeting of stockholders, one individual designated by the Platinum Partners (“Platinum Partners Designee”). Additionally, subject to certain conditions, the Company agreed to nominate, and solicit for election by the stockholders, the Platinum Partners Designee at the Company’s 2014 annual meeting of stockholders.  Under the terms of the MTIA Securities Purchase Agreement, as amended, upon the Company’s receipt of all of the proceeds from the China Purchasers, the Company will allow one individual designated by the China Purchasers to attend meetings of the Board as an observer until the date of the 2015 annual meeting of stockholders.

So long as the Platinum Partners hold at least ten percent (10%) of the outstanding Common Stock, they have a right, subject to certain conditions, to purchase debt or equity securities of any kind that the Company may determine to issue in the future.  The China Purchasers have the same right.  This subscription right terminates upon a consolidation, merger, restructuring, reorganization, recapitalization or other form of acquisition of or by the Company that result in a change of control.

The Platinum Partners and the China Purchasers are also entitled to certain piggy-back registration rights.

2014 Financings

Pursuant to the MTIA Securities Purchase Agreement in December 2013, the Company had intended to sell 1,818,182 shares of its Common Stock and issue Warrants to purchase 181,818 shares of its Common Stock to MTIA for an aggregate purchase price of $5,000,000.

As of June 30, 2014, the Company had not received the full proceeds of the sale of the securities from MTIA with the parties having previously extended the due date for the receipt of all such proceeds to March 27, 2014, from the original closing date of December 12, 2013.  MTIA failed to provide funds in a timely manner, resulting in its material breach of the MTIA Stock Purchase Agreement.
Instead, the Company issued 872,728 shares of Common Stock and Warrants to purchase 87,274 shares of Common Stock in exchange for $2,400,000 in gross proceeds which were received between February and April 2014, of which the last installment was paid to the Company on April 15, 2014. The Company incurred issuance costs of $50,000.  The relative fair value of Warrants issued to MTIA to purchase 87,274 shares of Common Stock was determined to be approximately $174,396 and was recorded as a debit and a credit to Additional Paid in Capital.

On December 18, 2014, Platinum Partners Value Arbitrage Fund L.P. (PPVA) agreed to purchase together with two other entities, and one individual, 840,336 shares of Series F Convertible Preferred Stock (Series F) for an aggregate purchase price of $1,000,000, net of $56,604 of deferred financing costs. Five year Series F warrants to purchase the same number of shares of our common stock with an exercise price of $3.00 per share were issued to the investors. Pursuant to a Letter of Agreement, settling certain board related matters under dispute, the investors further agreed to fund an additional $3,000,000 in 2015. The investors have funded $1,500,000 of that additional obligation through the date of this filing. The investors determined that the purchase price of the Series F  shall be equal to the dollar amount of each investment divided by the lesser of (i) the closing bid price of the Common Stock immediately preceding each Installment, as the case may be, or (ii) $1.50, provided that the Series F and the Series F Warrants will not be convertible to the extent the conversion would result in the holder beneficially owning more than 19.9% of the then outstanding shares of the Issuer, unless stockholder approval has been obtained for the issuance of the shares of Common Stock issuable upon conversion of the Series F Preferred Stock or Warrants in accordance with Nasdaq rules. The Series F  also contains customary provisions as well as an additional restriction on conversion such that the Series F or Series F Warrants  will not be convertible if the conversion would result in the holder beneficially owning more than 9.9% of the then outstanding shares of the Issuer.

In connection with the issuance of this Series F, the conversion feature of Series F was considered beneficial, or “in the money”, at issuance due to a conversion rate that allows the investor to obtain the Common Stock at below market price. The Company recorded a deemed dividend on the beneficial conversion feature of $350,000.

Capital Contribution

Late in the third quarter of 2014 the research and development operations of the Company were suspended and key personnel were laid off. In October 2014, two of our directors received a non-recourse loan for $500,000 from PPVA. The purpose of the loan was to provide the directors monies to advance their plan for the Company and attempt to maintain its viability during the suspension of operations. $440,675 was expended in the fourth quarter by these directors primarily for salaries of key employees and targeted technology efforts focused on the wearable technology sector. The Company considered this expenditure by two of its directors a capital contribution since the funds were spent on matters specifically related to the operations of the Company. In February 2015, the $440,675 capital contribution together with the balance monies received in 2015, equivalent to the original $500,000 the two directors had received, was repaid by the Company to PPVA through the issuance of Series F and five-year Series F Warrants to purchase 333,333 shares of Common Stock at $3 per share. See Note 18.

Stock Issued in Exchange for Services

During the years ended December 31, 2014 and 2013, the Company issued 2,636 and 9,122 shares of Common Stock, respectively, with a fair value of $8,404 and $96,375, respectively, to vendors in exchange for their services.  The Company recorded expense related to these issuances, which represents the fair value of the related stock.

(9)  CONVERTIBLE PREFERRED STOCK

Series C

Each share of Series C is convertible into 100 shares of Common Stock, subject to adjustment for stock splits, combinations or similar events. Series C holders are entitled to dividends equivalent to those of common shareholders should a dividend be declared by the Board of Directors.  Each holder who receives Series C may convert its Series C at any time following its issuance. The conversion of Preferred Stock into shares of Common Stock, however, is subject to a restriction, which prohibits the conversion of shares of Preferred Stock if the number of shares of Common Stock to be issued pursuant to such conversion would exceed, when aggregated with all other shares of Common Stock owned by such holder at such time, would cause such holder to beneficially own in excess of 9.99% of all of the Company’s Common Stock outstanding at such time.  In the event of any Liquidation Event (as defined in the Series C Certificate), the holders of Series C will be entitled to receive (subject to the rights of any securities designated as senior to the Series C) a per share liquidation preference equal to an amount calculated by taking the total amount available for distribution to holders of all the Company’s outstanding Common Stock before deduction of any preference payments for  the Series C, divided by the total of (x) all of the then outstanding shares of Common Stock, plus (y) all of the shares of Common Stock into which all of the outstanding shares of the Series C can be converted, in each case prior to any distribution to the holders of Common Stock or any other securities designated as junior to the Series C.

On December 23, 2013, an investor converted 8,974.185 shares of Series C into 897,419 shares of Common Stock.

Series D

Each share of Series D is convertible into 0.10 share of Common Stock subject to adjustments for stock splits, combinations, or similar events.  The Series D does not pay a dividend and is not redeemable. Each holder who receives Series D may convert it at any time following its issuance. The conversion of Preferred Stock into shares of Common Stock, however, is subject to a restriction, which prohibits the conversion of shares of Preferred Stock if the number of shares of Common Stock to be issued pursuant to such conversion would exceed, when aggregated with all other shares of Common Stock owned by such holder at such time, would cause such holder to beneficially own in excess of 4.99% of all of the Company’s Common Stock outstanding at such time. The preference in liquidation is $1 per share, or $1,000,000 at December 31, 2014.

On December 19, 2013, an investor converted 2,006,000 shares of Series D into 200,600 shares of Common Stock.

Series E

Each share of Series E is initially convertible into one share of Common Stock, subject to adjustment for stock splits, combinations or similar events.  The Series E does not pay a dividend and is not redeemable.  Each holder who receives Series E may convert its Series E at any time following its issuance. The conversion of Preferred Stock into shares of Common Stock, however, is subject to a restriction, which prohibits the conversion of shares of Preferred Stock if the number of shares of Common Stock to be issued pursuant to such conversion would exceed, when aggregated with all other shares of Common Stock owned by such holder at such time, would cause such holder to beneficially own in excess of 19.99% of all of the Company’s Common Stock outstanding at such time.  There is no liquidation preference with respect to Series E shares.

Series F

Each share of Series F is initially convertible into one share of Common Stock, subject to adjustment for stock splits, combinations or similar events.  The Series F does not pay a dividend and is not redeemable.  Each holder who receives Series F may convert its Series F at any time following its issuance.  The conversion of Preferred Stock into shares of Common Stock, however, is subject to a restriction, which prohibits the conversion of shares of Preferred Stock if the number of shares of Common Stock to be issued pursuant to such conversion would exceed, when aggregated with all other shares of Common Stock owned by such holder at such time, would cause such holder to beneficially own in excess of 9.99% of all of the Company’s Common Stock outstanding at such time. There is no liquidation preference with respect to Series F shares.

(10)  EQUITY COMPENSATION PLANS

In March 2003, the Company’s shareholders approved its 2003 Stock Option and Incentive Plan (the “2003 Plan”). Pursuant to the 2003 Plan, the Company’s Board of Directors (or its committees and/or executive officers delegated by the Board of Directors) may grant incentive and nonqualified stock options, restricted stock, and other stock-based awards to the Company’s employees, officers, directors, consultants and advisors.  As of December 31, 2014, there were 12,500 restricted shares of Common Stock issued and options to purchase an aggregate of 44,000 shares of Common Stock outstanding under the 2003 Plan and no shares are available for future grants due to the 2003 Plan’s expiration.

In May 2008, the Company’s shareholders approved the 2008 Equity Compensation Plan (the “2008 Plan”). The 2008 Plan provides for grants of incentive stock options to employees and nonqualified stock options and restricted stock to employees, consultants and non-employee directors of the Company.  In May 2013, the Company’s shareholders approved an amendment to the 2008 Plan to fix the maximum number of shares available under the 2008 Plan at 10,000,000 shares following shareholder approval of a 1-for-10 reverse stock split effective June 7, 2013. As of December 31, 2014, there were restricted shares of Common Stock issued and options to purchase an aggregate of 984,873 shares of Common Stock outstanding under the 2008 Plan and 9,002,127 shares available for future grants.

The tables below show the remaining shares available for future grants for each plan and the outstanding shares.

	Equity Compensation Plans
	2003 Plan	2008 Plan
Shares Available For Issuance
Total reserved for stock options and restricted stock	160,000	10,000,000
Net restricted stock issued net of cancellations	(5,000)	(36,473)
Stock options granted	(154,449)	(2,175,883)
Add back options cancelled before exercise	82,349	1,214,483
Less shares no longer available due to Plan expiration	(82,900)	-
Remaining shares available for future grants at December 31, 2014	-	9,002,127
			Not Pursuant to a Plan
Stock options granted	154,449	2,175,883	310,000
Less: Stock options cancelled	(82,349)	(1,214,483)	(188,333)
Stock options exercised	(35,600)	(13,000)	(66,667)
Net shares outstanding before restricted stock	36,500	948,400	55,000
Net restricted stock issued net of cancellations	5,000	36,473	6,485
Outstanding shares at December 31, 2014	41,500	984,873	61,485

(11)  STOCK OPTIONS

For options issued and outstanding during the years ended December 31, 2014 and 2013, the Company recorded additional paid-in capital and non-cash compensation expense of $1,046,454 and $714,547, respectively, each net of estimated forfeitures.

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

The assumptions used principally for options granted to employees in the years ended December 31, 2014 and 2013 were as follows:

	2014	2013
Risk-free interest rate %	1.45 - 1.90	0.10 - 2.71
Expected dividend yield	—	—
Expected term in years	4.5 - 6.5	1 - 10
Forfeiture rate % (excluding fully vested options)	7.5 - 15	15
Expected volatility %	81 - 121	129 - 141

In December 2014, the Company issued stock options to purchase 475,000 shares of our Common Stock to its new CEO and CFO that contain certain stock price level attainment conditions that must be achieved before the stock options are permitted to vest. In calculating the compensation expense for these stock option grants, we utilize a binomial lattice-based valuation model. Assumptions utilized in the model, which are evaluated and revised, as necessary, to reflect market conditions and experience, were as follows:

2014
Interest rate %	2
Weighted average interest rate	—
Dividend yield	—
Expected volatility	1.05
Weighted Average volatility	—
Expected life in years	6.5

A summary of option activity under the Company’s stock plans and options granted to officers of the Company outside any plan as of December 31, 2014 and changes during the year then ended is presented below:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2014	1,455,432	$4.40	—	—
Granted	662,950	1.94	—	—
Forfeited or expired	(1,078,482)	4.92	—	—
Outstanding at December 31, 2014	1,039,900	$3.00	8.82 years	$—
Exercisable at December 31, 2014	527,667	$3.90	8.10 years	$—

The weighted-average grant-date fair value of options granted during the year ended December 31, 2014 was $3.05 per share. As of December 31, 2014, there was approximately $616,000 of total unrecognized compensation expense related to non-vested share-based option arrangements. With the exception of the unrecognized share-based compensation related to certain restricted stock grants to officers and employees that contain performance conditions related to United States Food and Drug Administration (FDA) approval for our CGM system or the sale of the Company, unrecognized compensation is expected to be recognized over the next 12 months.

(12)  RESTRICTED STOCK

Share-Based Compensation – Restricted Stock

For restricted stock issued and outstanding during the years ended December 31, 2014 and 2013, the Company incurred non-cash compensation expense of $335,918 and $529,795, respectively, each net of estimated forfeitures.

As of December 31, 2014, the Company had outstanding restricted stock grants of 47,958 shares with a weighted-average grant-date value of $9.74.  A summary of the status of the Company’s non-vested restricted stock grants as of December 31, 2014, and changes during the year ended December 31, 2014 is presented below:

	Shares	Weighted- Average Grant-Date Fair Value
Non-vested shares at January 1, 2014	201,655	$10.66
Granted	36,936	$2.85
Vested	(92,178)	$6.15
Forfeited	(98,455)	$12.40
Non-vested shares at December 31, 2014	47,958	$9.74

Of the 47,958 shares of non-vested restricted stock, the vesting criteria are as follows:

•	14,185 shares of restricted stock vest upon the FDA approval of our CGM system or the sale of the Company;

•	22,898 shares of restricted stock vest over 4 years, at each of the anniversary dates of the grants; and

•	10,875 shares of restricted stock vest over 1 year, at each of the anniversary dates of the grants.

As of December 31, 2014, there was approximately $121,000 of total unrecognized compensation expense related to non-vested share-based restricted stock arrangements granted under the Company’s equity compensation plans that vest over time in the foreseeable future. As of December 31, 2014, the Company cannot estimate the timing of completion of the performance vesting requirements required by certain of these restricted stock grant arrangements. Compensation expense related to these restricted share grants will be recognized when the Company concludes that achievement of the performance vesting conditions is probable.

(13)  WARRANTS

The Company uses valuation methods and assumptions that consider among other factors the fair value of the underlying stock, risk-free interest rate, volatility, expected life and dividend rates in estimating fair value for the warrants considered to be derivative instruments.  The following assumptions were utilized by the Company:

	2014	2013
Risk-free interest rate %	1.57 – 1.77	0.65 - 1.85
Expected dividend yield	—	—
Expected term in years (contractual term)	5	0.33 - 5
Forfeiture rate %	—	—
Expected volatility %	78 - 102	122 - 123

Expected volatilities are based on historical volatility of the Common Stock using historical periods consistent with the expected term of the warrant. The risk-free rate is based on the yield of a U.S. Treasury security with a term consistent with the warrant.

In the year ended December 31, 2014 and 2013, the Company issued warrants with a relative fair value of $350,000 and $371,140, respectively in connection with private placements of the Company’s Common Stock and Preferred Stock.

The following table summarizes data about outstanding warrants at December 31, 2014:

Type of Warrant/ Range of Exercise Prices	Expirations	Number Outstanding	Weighted- Average Remaining Contractual Life (years)	Weighted- Average Exercise Price	Number Exercisable
Derivative:
$20.00 - $22.70	8/31/17 to 11/6/17	700,000	2.72	$20.71	700,000
Equity:
$2.75 - $3.00	12/10/18 to 12/18/19	1,109,428	4.75	$2.94	1,109,428
$22.50	2/9/15 to 3/18/15	37,638	0.11	$22.50	37,638
		1,147,066			1,147,066
Total outstanding		1,847,066			1,847,066

A summary of warrant activity in the year ended December 31, 2014 is as follows:

Warrants	Shares	Weighted- Average Exercise Price
Outstanding at January 31, 2013	1,254,004	$20.08
Granted	190,993	$3.22
Forfeited or expired	(235,786)	$17.36
Outstanding at December 31, 2013	1,209,211	$17.92
Granted	927,610	$2.98
Forfeited or expired	(289,755)	$20.33
Outstanding at December 31, 2014	1,847,066	$10.04

The derivative warrants to purchase 700,000 shares of our Common Stock, at exercise prices ranging from $20 to $22.70 and expiring in 2017, are included in the outstanding warrants at December 31, 2014 and 2013. On February 12, 2015, these warrants were re-priced to $7.50 to compensate PPVA in connection with the Reimbursement Agreement reached between the Company and PPVA. See Subsequent Event Note 18 where the transaction is more fully described.

Exercise of Common Stock Warrants

During 2014 and 2013, there were no warrants exercised.

(14)  INCOME TAXES

No provision or benefit for federal or state income taxes has been recorded because the Company has incurred a net loss for all periods presented and has provided a valuation allowance against its deferred tax assets. A provision for minimum state income taxes of $4,000 has been recorded for the year ended December 31, 2014.

At December 31, 2014 and 2013, the Company had gross federal net operating loss carryforwards of approximately $98,462,000 and $89,600,000, respectively, which begin expiring in 2018. The Company had gross state net operating loss carryforwards of approximately $52,684,000 and $45,893,000, respectively which began to expire in 2014. The Company also had federal and state research and development tax credit carryforwards of approximately $3,048,000 which will begin to expire in 2018. The United States Tax Reform Act of 1986 contains provisions that may limit the Company’s net operating loss carryforwards available to be used in any given year in the event of significant changes in the ownership interests of significant stockholders, as defined in Internal Revenue Section 382. The effect of an ownership change would be the imposition of an annual limitation on the use of NOL carryforwards attributable to periods before the change. The amount of the annual limitation depends upon the value of the Company immediately before the change, changes to the Company’s capital during a specified period prior to the change, and the federal published interest rate.

Significant components of the Company’s net deferred tax asset are as follows:

	December 31,
	2014	2013
Deferred Tax Assets/(Liabilities):
Net operating loss carryforwards	$34,500,000	$32,487,000
Research credit carryforwards	3,048,000	2,488,000
Acquired intangible assets, net	(3,697,000)	(3,697,000)
Restricted stock and warrants	731,000	374,000
Other temporary differences	50,000	207,000
Total deferred tax assets, net	34,632,000	31,859,000
Valuation allowance	(34,632,000)	(31,859,000)
Net deferred tax asset	$—	$—

The Company has maintained a full valuation allowance against its deferred tax items in both 2014 and 2013. A valuation allowance is required to be recorded when it is more likely than not that some portion or all of the net deferred tax assets will not be realized. Since the Company cannot be assured of realizing the net deferred tax asset, a full valuation allowance has been provided.  In the years ended December 31, 2014 and 2013, the valuation allowance increased by $2,773,000 and $9,228,000, respectively.

The Company has no uncertain tax positions as of December 31, 2014 and 2013 that would affect its effective tax rate. The Company does not anticipate a significant change in the amount of unrecognized tax benefits over the next twelve months. Because the Company is in a loss carryforward position, the Company is generally subject to US federal and state income tax examinations by tax authorities for all years for which a loss carryforward is available. If and when applicable, the Company will recognize interest and penalties as part of income tax expense.

Income taxes computed using the federal statutory income tax rate differs from the Company’s effective tax rate primarily due to the following:

	Years Ended December 31,
	2014	2013
	%	%
Income taxes benefit (expense) at statutory rate	34.00	34.00
State income tax, net of federal benefit	2.76	(4.40)
Permanent Differences:
Non-cash interest expense warrant	(8.07)	—
Gain/loss or revaluation of derivative warrant liability	2.07	7.80
Stock-based compensation expense	(0.88)	(1.30)
Other	0.01	(1.70)
R&D credits	1.21	(4.70)
Change in valuation allowance	(31.13)	(29.70)
	(0.03)	—

(15)  LITIGATION

From time to time, in addition to those identified below, we are subject to legal proceedings, claims, investigations, and proceedings in the ordinary course of business. In accordance with generally accepted accounting principles, we make a provision for a liability when it is both probable that a liability has been incurred and the amount of the loss or range of loss can be reasonably estimated. These provisions, if any, are reviewed at least quarterly and adjusted to reflect the impacts of negotiations, settlements, rulings, advice of legal counsel, and other information and events pertaining to a particular case. Litigation is inherently unpredictable. We believe that we have valid defenses with respect to the legal matters pending against us and are vigorously defending these matters. Given the uncertainty surrounding litigation and our inability to assess the likelihood of a favorable or unfavorable outcome in the above noted matters and our inability to reasonably estimate the amount of loss or range of loss, it is possible that the resolution of one or more of these matters could have a material adverse effect on our consolidated financial position, cash flows or results of operations. At December 31, 2014, no litigation loss is deemed probable or reasonably estimated.

In February 2014, Patrick T. Mooney, M.D., our former President and Chief Executive Officer, and his wife, Elizabeth Mooney, filed a complaint against the Company and certain of its directors and officers in the Court of Common Pleas in Philadelphia County.  The complaint, which alleges (i) that Dr. Mooney’s termination was without cause so that he is entitled to certain severance benefits under his employment agreement and associated statutory remedies; (ii) that certain legally required disclosures by us and our General Counsel defamed Dr. Mooney; and (iii) that Dr. Mooney’s wife is entitled to damages under a theory of loss of consortium, seeks in excess of $20 million in damages. The Company has denied the allegations of the complaint and asserted counterclaims against Dr. Mooney based upon the same conduct which provided the cause for his termination.  Thereafter, the Company restructured the counterclaims and affirmative defenses.  The Company believes that it has strong defenses to the claims asserted and intends to defend them vigorously.

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

In August 2014, Dr. Mooney filed a complaint in Delaware Chancery Court against the Company for advancement of defense costs related to his February 2014 complaint, many of which the Company had paid to date and the remainder of which were subject to a good faith dispute that counsel for the Company and Dr. Mooney had been attempting to amicably resolve.  Dr. Mooney also demanded that the Company pay for his attorneys fees related to his July 2014 complaint against the Company, amongst other matters.  The Company filed a Motion to Dismiss. A hearing on the merits was held on January 15, 2015 and we are awaiting the Courts ruling.

 (16)  LICENSING AND OTHER REVENUE

Ferndale License of Skin preparation device — In May 2009, the Company entered into a License Agreement with Ferndale Pharma Group, Inc. (“Ferndale”) pursuant to which the Company granted Ferndale a license in North America and the United Kingdom to develop, assemble, use, market, sell and export it’s skin preparation device prior to the application of a topical analgesic or anesthetic cream for local dermal anesthesia or analgesia prior to a needle insertion or IV procedure (the “Ferndale License”). The Ferndale License has a minimum term of 10 years from the date of the first commercial sale of Prelude product components in North America or the United Kingdom.

The Company received a non-refundable licensing fee of $750,000 upon execution of the Ferndale License which was recognized as revenue through December 31, 2011. In addition, the Company will receive a payment of $750,000 within ninety (90) days after receipt of the FDA’s 510(k) medical device clearance of its skin preparation device. Ferndale will pay the Company an escalating royalty on net sales of skin preparation product components. The Company will also receive milestone payments based on Ferndale’s achievement of certain net sales targets of the product components, as well as guaranteed minimum annual royalties.

Handok License of CGM — In June 2009, the Company entered into a License Agreement with Handok Pharmaceuticals Co., Ltd. (“Handok”) pursuant to which the Company granted Handok a license to develop, use, market, sell and import  our CGM for continuous glucose monitoring for use by medical facilities and/or individual consumers in South Korea (the “Handok License”). The Handok License has a minimum term of 10 years from the date of the first commercial sale of our CGM in South Korea.

The Company received a non-refundable licensing fee of approximately $500,000 upon execution of the Handok License. In addition, the Company will receive milestone payments upon receipt of the FDA’s clearance of our CGM and upon the first commercial sale of our CGM in South Korea. Handok will also pay the Company a royalty on net sales of CGM. The Company also will receive milestone payments based on Handok’s achievement of certain other targets.

Approximately $57,000 and $28,000 of the non-refundable license revenue was recognized in the years ended December 31, 2014 and 2013, respectively, and $95,535 is currently included in deferred revenue.

MTIA License, Development and Commercialization Agreement — In December 2013, in connection with a capital raising transaction, the Company entered into a license, development and commercialization agreement with Medical Technologies Innovation Asia, Ltd. (“MTIA”).  In this agreement the Company granted MTIA rights, under certain intellectual property and know-how that relate to our CGM, to (i) exclusively research, develop, manufacture, and use   our CGM in connection with the development activities needed for regulatory approval in the People’s Republic of China, Hong Kong, Macau and Taiwan (the “Territory”), and (ii) exclusively make, have made, use, sell, have sold, offer for sale and import  our CGM in the Territory once regulatory approval has been received.  Additionally, subject to the terms and conditions set forth in the agreement, MTIA received the right to grant certain distribution rights to its affiliates or third parties. MTIA is responsible for conducting all required clinical trials and all development costs relating to regulatory approval of our CGM in the Territory, as well as manufacturing and marketing costs relating to commercialization of our CGM in the Territory. MTIA is also responsible for obtaining and maintaining all regulatory approvals from applicable authorities in the Territory.

Upon the earlier of regulatory approval of our CGM by the China Food and Drug Administration or Echo’s termination of the agreement, Echo is required, subject to certain terms and conditions, to reimburse MTIA up to $1,500,000 for development costs incurred by MTIA.  The reimbursement will be in the form of Common Stock, valued at $2.71 per share, which was the NASDAQ closing price on December 9, 2013, the date prior to the date the parties entered into the agreement.  Additionally, the Company and MTIA will share future net sales of our CGM generated within the Territory. The Company has the option, at its sole discretion, to enter into negotiations with MTIA for supply of our CGM in territories that are not licensed to MTIA under the agreement. The agreement has a term of ten years, subject to earlier termination rights including, but not limited to, for breach of the agreement, change of control events, and certain performance obligations.

On December 29, 2014 the MTIA agreement was amended to include an affiliate, Beijing Yi Tang Bio Technology, Ltd as a party to the Agreement. The Amendment also provides that MTIA may, without Echo’s consent: (i) sublicense any of the licenses and rights granted to MTIA under the Agreement to any of its Affiliates, and (ii) subcontract any of its obligations under the Agreement to any of its Affiliates.

(17)  REVISION OF PRIOR INTERIM PERIOD FINANCIAL STATEMENTS

For the 10-Q filed by the Company for the quarterly period ended September 30, 2014, the Company stated that due to its inability to cause Platinum Montaur to advance funds pursuant to the 2012 Credit Facility (described more fully in Note 7 herein), since draws were made at their discretion in accordance with the Loan Agreement, the Company elected to terminate the CF. Accordingly, on October 28, 2014, the Company notified PM that it was irrevocably canceling and terminating the CF effective as of October 30, 2014. In its third quarter of 2014 the Company fully amortized the remaining $2,823,325 of deferred financing costs related to the CF stating that since they weren’t able to borrow against the CF, they were terminating it shortly and therefore expensing all the related deferred financing costs.

In more closely examining the accounting pronouncements related to the write off of debt issuance costs, specifically ASC 405-20-40, we determined the deferred financing costs should not have been written off until the date the facility was actually extinguished, which occurred in October 2014, or the fourth quarter of 2014.

Below follows the revision necessary to be made to our financial statements for the third quarter of 2014.

	Three Months Ended				Nine Months Ended
	As Previously Recorded	Adjustment		As Revised	As Previously Recorded	Adjustment		As Revised
Licensing revenue	$19,107	$	−	$19,107	$57,321	$	−	$57,321
Total revenues	19,107		−	19,107	57,321		−	57,321
Operating Expenses:
Research and development	1,200,590		−	1,200,590	4,348,752		−	4,348,752
Selling, general and administrative	1,731,868		−	1,731,868	5,207,103		−	5,207,103
Total operating expenses	2,932,458		−	2,932,458	9,555,855		−	9,555,855

Loss from operations	(2,913,351)		−	(2,913,351)	(9,498,534)		−	(9,498,534)

Other Income (Expense):
Interest income	181		−	181	915		−	915
Interest expense	(3,064,414)		2,823,325	(241,089)	(3,551,482)		2,823,325	(728,157)
Gain on disposals of assets	−		−	−	1,500		−	1,500
Gain (loss) on revaluation of derivative warrant liability	473,000		−	473,000	1,006,000		−	1,006,000
Other income (expense), net	(2,591,233)		2,823,325	232,092	(2,543,067)		2,823,325	280,258

Net loss	$(5,504,584)		$2,823,325	$(2,681,259)	$(12,041,601)		$2,823,325	$(9,218,276)

Net loss per common share, basic and diluted	$(0.43)		$0.22	$(0.21)	$(0.99)		$0.23	$(0.76)

Basic and diluted weighted average common shares outstanding	12,660,182		12,660,182	12,660,182	12,199,476		12,199,476	12,199,476

(18)  SUBSEQUENT EVENTS

Restart of Operations and related option grants

On January 2, 2015, in conjunction with restarting the operations of the Company, stock option grants to purchase 400,000 shares of Common Stock at an exercise price of $1.35 were issued to various employees primarily at our Franklin, Massachusetts research and development facility. On January 5, 2015, an additional stock option grant was made to purchase 50,000 shares of our Common stock at an exercise price of $1.48 to our new Manager of Business Development in Iselin, New Jersey. On March 2, 2015, we issued another stock option grant to purchase 20,000 shares of our Common Stock at $2.34 to a senior technician hired for our Franklin facility. All grants vest over a three years with 1/3 vesting immediately and the balance vesting equally at each of the two respective anniversary periods. All grants were made pursuant to the 2008 Plan.

Board Matters

On January 7, 2015, the Board realigned annual compensation at $30,000 per annum per director. Each director, other than our CEO whose employment agreement precluded him from receiving director compensation the first year,  received a stock option to purchase 150,000 shares of our Common Stock at an exercise price of $1.62 vesting 25% immediately and then 25% at the beginning of each quarter thereafter. These options contain a condition where they are only exercisable after the average closing price of the Company’s common stock for the ten (10) days prior to exercise, equals or exceeds $7.50 per share.
Exchange of Common Stock for Series F Preferred Stock

On January 9, 2015 and again on March 31, 2015, Platinum Partners Value Arbitrage Fund, L.P. and Platinum Partners Liquid Opportunity Fund, L.P. swapped 843,526 and 208,884 and 356,474 and 91,116, respectively of their common shares held for Series F Preferred Stock.

NASDAQ Compliance

On January 30, 2015, the Company received a letter from NASDAQ, indicating that the Company no longer complies with NASDAQ’s audit committee requirements set forth in NASDAQ Listing Rule 5605.  Such rule requires that the Audit Committee of the Company have a minimum of three members and be composed only of independent directors.  On December 31, 2014, Vincent P. Enright, William F. Grieco and James F. Smith resigned from the Board of Directors of the Company, as well as its Audit Committee. As a result, the Audit Committee had no members as of Decembers 31, 2014.  On January 5, 2015, the Board of Directors appointed Shepard Goldberg and Michael Goldberg to the Audit Committee, both of whom are independent directors.

NASDAQ provided to the Company a cure period in order to regain compliance as follows:

●	until the earlier of the Company’s next annual shareholders’ meeting or December 31, 2015; or

●	if the next annual shareholders’ meeting is held before June 29, 2015, then the Company must evidence compliance no later than June 29, 2015.

The Company intends to add at least one additional independent member to the Audit Committee by the date required by Nasdaq Listing Rule 5605.

Settlement of Amounts Owed for Series F Preferred Stock and Warrants

On September 23, 2014, the “Company announced that, as it believed that its current liquidity was insufficient to fund its needs beyond September 30, 2014, it was suspending its product development, research, manufacturing and clinical programs and operations to conserve its liquidity and capital resources. The workforce reduction due to the suspension of operations comprised approximately 70% of Echo’s workforce, leaving only administrative personnel.  Affected employees were notified on September 23, 2014. The employees whose employment was terminated as part of the workforce reduction were not offered severance pay. The Company indicated that they could possibly incur additional costs not currently contemplated due to events that may occur as a result of, or that were associated with, the workforce reduction.

At the time of the work force reduction announcement, Platinum Management (NY) LLC, together with its affiliates, a significant stockholder of the Company (“Platinum”), was in the process of engaging in a proxy contest with the Company pursuant to which it sought to ultimately remove three of the then-current directors of the Company. In conjunction therewith, Platinum provided $500,000 on a non-recourse basis to two of the Company’s directors whose removal Platinum was not seeking, namely Michael Goldberg and Shepard Goldberg, which was recorded as a capital contribution (“Contribution”) in 2014. Proceeds of the Contribution were utilized for retaining certain key employees and for research and technology initiatives, all for the benefit of the Company. A small portion of the monies was not disbursed, which was transferred to the Company. At the time of the Contribution, Shepard Goldberg and Michael Goldberg agreed that, should the Contribution ultimately benefit the Company, they would use their best efforts to cause the Company to issue equity to Platinum as consideration for making the Contribution.

In December 2014, as part of a negotiated settlement agreement, the three directors, whom Platinum sought to remove, resigned as directors and Platinum agreed to make a direct investment in the Company.  In connection with the proxy contest, Platinum expended $550,000 on legal representation and related expenses (the “Expenses”). In its proxy statement, Platinum advised stockholders that it would pay all the costs associated with the solicitation of proxies, but would seek reimbursement from the Company, and not submit such reimbursement to a vote of stockholders.

On February 12, 2015, the Company agreed to reimburse Platinum for the Loan and the Expenses. In this regard, the Board of Directors of the Company determined that both the Loan and Expenses together resulted in the Company being able to continue operations and put into place a strong management team.  Pursuant to a Reimbursement Agreement, dated February 12, 2015 (the “Reimbursement Agreement”), Platinum received 548,177 shares of Series F Convertible Preferred Stock and Warrants to purchase 333,333 shares of common stock of the Company. The Warrants expire in five years and have a $3.00 per share exercise price. Additionally, the Company agreed to re-price 700,000 warrants, originally disbursed to Platinum in connection with its August 31, 2012 Loan Agreement, currently priced in the $20.00 to $22.70 range per share, to $7.50 per share.

Report of Independent Registered Public Accountants

Board of Directors
Echo Therapeutics, Inc.
Iselin, New Jersey

We have audited the accompanying consolidated balance sheet of Echo Therapeutics, Inc. and subsidiary as of December 31, 2014, and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for the year ended December 31, 2014. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financials reporting. Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Echo Therapeutics, Inc. and subsidiary as of December 31, 2014, and the results of their operations, and their cash flows for the year ended December 31, 2014, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has suffered recurring losses from operations and has a deficit accumulated of $128 million. This factor, among others, as discussed in Note 2 to the consolidated financial statements, raises substantial doubt about the Company’s ability to continue a going concern. Management’s plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ BDO USA, LLP

Woodbridge, New Jersey
April 15, 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Echo Therapeutics, Inc.

We have audited the accompanying consolidated balance sheet of Echo Therapeutics, Inc. and subsidiary as of December 31, 2013, and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for the year ended December 31, 2013. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Echo Therapeutics, Inc. and subsidiary as of December 31, 2013, and the results of their operations, and their cash flows for the year ended December 31, 2013, in conformity with U.S. generally accepted accounting principles.

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

3.3	Bylaws of the Company as amended and restated as of July 24, 2014 are incorporated herein by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed July 29, 2014.
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

3.6
Certificate of Designation, Preferences and Rights of Series E Convertible Preferred Stock dated December 10, 2013 is incorporated by reference to Exhibit 4.8 of the Company’s Annual Report on Form 10-K filed March 28, 2014.

3.7
Certificate of Designation, Preferences and Rights of Series F Convertible Preferred Stock is incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed February 18, 2015.

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

4.7	Form of Draw Warrant issued to Platinum-Montaur Life Sciences, LLC is incorporated by reference to Exhibit 4.2 of the Company’s Quarterly Report on Form 10-Q filed November 8, 2012.
4.8	Form of Warrant to Purchase Common Stock dated December 10, 2013 is incorporated by reference to Exhibit 4.8 of the Company’s Annual Report on Form 10-K filed March 28, 2014.
4.9	Form of Warrant to Purchase Common Stock is incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed February 18, 2015.
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

10.3*	2003 Stock Option and Incentive Plan, as amended, is incorporated herein by reference to Appendix I to the Company’s Definitive Proxy Statement on Schedule 14A filed April 17, 2007.
10.4*	Form of Nonqualified Stock Option Agreement is incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed December 31, 2007.

Exhibit Number	Description of Document
10.5
First Amendment to Lease dated February 11, 2008 by and between the Company and CRP-2 Forge, LLC, as successor in interest to Forge Park Investors LLC, is incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed March 13, 2008.

10.6*†
Nonqualified Stock Option Agreement by and between the Company and Vincent D. Enright dated as of March 25, 2008 is incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed March 27, 2008.

10.7†	Form of Restricted Stock Agreement is incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed May 27, 2008.
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

10.31**
License Development and Commercialization Agreement by and between the Company and Medical Technologies Innovations Asia, Ltd. dated December 9, 2013 is incorporated by reference to Exhibit 4.8 of the Company’s Annual Report on Form 10-K/A filed May 1, 2014.

10.32
Securities Purchase Agreement by and between the Company and Medical Technologies Innovations Asia, Ltd and Beijing Sino Tau Shang Pin Tech and Development Corp. dated December 10, 2013 is incorporated by reference to Exhibit 4.8 of the Company’s Annual Report on Form 10-K filed March 28, 2014.

10.33
Securities and Purchase Agreement by and between the Company and Platinum Partners Value Arbitrage Fund L.P. and Platinum Partners Liquid Opportunity Master Fund L.P. dated December 10, 2013 is incorporated by reference to Exhibit 4.8 of the Company’s Annual Report on Form 10-K filed March 28, 2014.

10.34
Second Amendment to the Consulting Agreement by and between the Company and Robert F. Doman dated December 26, 2013 is incorporated by reference to Exhibit 4.8 of the Company’s Annual Report on Form 10-K filed March 28, 2014.

10.35
First Amendment to the Securities Purchase Agreement and License, Development and Commercialization Agreement by and between the Company and Medical Technologies Innovations Asia, Ltd and Beijing Sino Tau Shang Pin Tech and Development Corp., dated January 30, 2014 is incorporated by reference to Exhibit 4.8 of the Company’s Annual Report on Form 10-K filed March 28, 2014.

10.36	Form of Director and Officer Indemnification Agreement dated as of June 24, 2014, is incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K/A filed June 27, 2014.
10.37	Offer Letter between the Company and Charles Bernhardt dated July 16, 2014 is incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed July 16, 2014.
10.38
Third Amendment to the Consulting Agreement by and between the Company and Robert F. Doman dated April 3, 2014 is incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed August 14, 2014.

Exhibit Number	Description of Document
10.39
Letter Agreement dated December 18, 2014, by and between the Company, Platinum Partners Value Arbitrage Fund L.P., Platinum Long Term Growth VII, LLC, Platinum Partners Liquid Opportunity Master Fund L.P., Platinum-Montaur Life Sciences, LLC, Platinum Management (NY) LLC, Platinum Liquid Opportunity Management (NY) LLC, Mark Nordlicht and Uri Landesman.

10.40
Securities Purchase Agreement dated December 18, 2014, by and between the Company, Platinum Partners Value Arbitrage Fund L.P., Beijing Yi Tang Bio Science & Technology Ltd., RPSMSS, LLC and Richard Stadtmauer.

10.41	Employment Agreement between the Company and Scott Hollander dated December 22, 2014 is incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed December 30, 2014.
10.42	Employment Agreement between the Company and Alan Schoenbart dated December 29, 2014 is incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed December 30, 2014.
10.43	Amendment to License, Development and Commercialization Agreement between Echo Therapeutics, Inc. and Medical Technologies Innovation Asia, Ltd. Dated December 29, 2014.
10.44	Reimbursement Agreement, dated as of February 12, 2015, is incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed February 18, 2015.
16.1
Letter of Wolf & Company, P.C. dated December 9, 2014 to the Securities and Exchange Commission is incorporated by reference to Exhibit 16.1 to the Company’s Current Report on Form 8-K filed December 12, 2014.

21.1	Subsidiaries of the Company.
23.1	Consent of BDO USA LLP, independent registered public accounting firm.
23.2	Consent of Wolf & Company, P.C., independent registered public accounting firm.
24.1	Power of Attorney (included in the signature to this Annual Report on Form 10-K).
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14 (a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14 (a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase
____________
*	Schedules and attachments have been omitted but will be provided to the Commission upon request.
**	Confidential treatment has been requested as to certain portions, which portions have been omitted and filed separately with the Commission.
†	Management contract or compensatory plan or arrangement.