Form 10-Q/A
period 2014-09-30
Echo Therapeutics, Inc.
filed 2015-04-20
CIK 1031927

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q/A
Amendment No. 2

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

(732) 549-0128
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

EXPLANATORY NOTE

    Echo Therapeutics, Inc. (the “Company”) is filing this Amendment No. 2 (this “Amendment”) to its Quarterly Report on Form 10-Q/A for the quarter ended September 30, 2014 to make the following changes:

           We revised the timing of our extinguishment of deferred finance costs from the third to fourth quarter of 2014. These costs totaling $2,823,525 were previously written off in the quarter ended September 30, 2014. The following changes were made to these financial statements:

•	Item 1 – Financial Statements and primarily Notes 5 and 16.

•	Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – particularly as it relates to interest expense and net loss.

•	Item 4 – Controls and Procedures

    In addition, as required by Rule 12b-25 under the Securities Exchange Act of 1934, as amended, new certifications by our Chief Executive Officer and Chief Financial Officer are filed exhibits to this Amendment. XBRL files are also filed as exhibits to this Amendment.

    This Amendment No. 2 is limited in scope to the items identified above and should be read in conjunction with the Form 10-Q/A Amendment No. 1. This Amendment does not reflect events that occurred after the filing of the Form 10-Q and other than the changes described above and in Form 10-Q/A Amendment No.1, no revisions are being made to the Company’s financial statements pursuant to this Amendment.  Other than the filing of the information identified above, this Amendment does not modify or update the disclosure in the Form 10-Q/A Amendment No. 1 in any way.

	ECHO THERAPEUTICS, INC.
	QUARTERLY REPORT ON FORM 10-Q/A FOR THE QUARTER ENDED SEPTEMBER 30, 2014

Item		Page
	PART I - FINANCIAL INFORMATION
1.	Consolidated Financial Statements (Unaudited):
	Consolidated Balance Sheets as of September 30, 2014 and December 31, 2013	1
	Consolidated Statements of Operations for the three and nine months ended September 30, 2014 and 2013	2
	Consolidated Statements of Cash Flows for the nine months ended September 30, 2014 and 2013	3
	Notes to Consolidated Financial Statements	4
2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	20
4.	Controls and Procedures	28

	PART II - OTHER INFORMATION
1.	Legal Proceedings	30
1A.	Risk Factors	31
2.	Unregistered Sales of Equity Securities and Use of Proceeds	40
6.	Exhibits	40
SIGNATURES		41
EXHIBIT INDEX

-i-

PART I—FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
ECHO THERAPEUTICS, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)
	Sept. 30, 2014	Dec. 31, 2013
ASSETS
Current Assets:
Cash and cash equivalents	$1,469,405	$8,055,385
Cash restricted pursuant to letters of credit	52,488	302,488
Current portion of deferred financing costs	2,823,325	968,004
Prepaid expenses and other current assets	234,207	49,221
Total current assets	4,579,425	9,375,098

Property and Equipment, at cost:
Computer equipment	337,044	323,488
Office and laboratory equipment (including assets under capitalized leases)	740,177	728,152
Furniture and fixtures	755,444	755,444
Manufacturing equipment	111,980	111,980
Leasehold improvements	825,589	825,589
	2,770,234	2,744,653
Less-Accumulated depreciation and amortization	(1,534,874)	(1,248,846)
Net property and equipment (including assets under capitalized leases)	1,235,360	1,495,807

Other Assets:
Restricted cash	9,990	10,490
Intangible assets, net of accumulated amortization	9,625,000	9,625,000
Deferred financing costs, net of current portion	—	2,581,324
Other assets	—	1,576
Total other assets	9,634,990	12,218,390
Total assets	$15,449,775	$23,089,295

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$905,572	$1,036,320
Current portion of deferred revenue from licensing arrangements	76,428	76,428
Current portion of capital lease obligation	—	1,361
Derivative warrant liability	113,155	1,119,155
Accrued expenses and other liabilities	769,974	1,411,107
Total current liabilities	1,865,129	3,644,371

Deferred revenue from licensing arrangements, net of current portion	19,107	76,428
Total liabilities	1,884,236	3,720,799

Commitments and contingencies:
Stockholders’ Equity:
Convertible Preferred Stock:
Series C, $0.01 par value, authorized 10,000 shares, issued and outstanding 1,000 shares at September 30, 2014 and December 31, 2013	10	10
Series D, $0.01 par value, authorized 3,600,000 shares, issued and outstanding 1,000,000 shares at September 30, 2014 and December 31, 2013 (preference in liquidation of $1,000,000)	10,000	10,000
Series E, $0.01 par value, authorized 1,748,613 shares, issued and outstanding 1,748,613 shares at September 30, 2014 and December 31, 2013	17,486	17,486
Common Stock, $0.01 par value, authorized 150,000,000 shares, issued and outstanding 12,648,353 and 11,776,578 shares at September 30, 2014 and December 31, 2013, respectively	126,482	117,764
Additional paid-in capital	135,599,249	132,192,648
Accumulated deficit	(122,187,688)	(112,969,412)
Total stockholders’ equity	13,565,539	19,368,496
Total liabilities and stockholders’ equity	$15,449,775	$23,089,295

See notes to the unaudited consolidated financial statements.

ECHO THERAPEUTICS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2014	2013	2014	2013
Licensing revenue	$19,107	$22,557	$57,321	$67,671
Total revenues	19,107	22,557	57,321	67,671

Operating Expenses:
Research and development	1,200,590	2,756,005	4,348,752	9,994,877
Selling, general and administrative	1,731,868	2,192,412	5,207,103	6,590,206
Total operating expenses	2,932,458	4,948,417	9,555,855	16,585,083

Loss from operations	(2,913,351)	(4,925,860)	(9,498,534)	(16,517,412)

Other Income (Expense):
Interest income	181	877	915	2,580
Interest expense	(241,089)	(242,062)	(728,157)	(3,657,921)
Gain on disposals of assets	−	−	1,500	−
Gain (loss) on revaluation of derivative warrant liability	473,000	(70,000)	1,006,000	4,605,986
Other income (expense), net	232,092	(311,185)	280,258	950,645

Net loss	$(2,681,259)	$(5,237,045)	$(9,218,276)	$(15,566,767)

Net loss per common share, basic and diluted	$(0.21)	$(0.49)	$(0.76)	$(2.06)

Basic and diluted weighted average common shares outstanding	12,660,182	10,688,781	12,199,476	7,571,733

See notes to the unaudited consolidated financial statements.

ECHO THERAPEUTICS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
	For the Nine Months Ended September 30,
	2014	2013
Cash Flows From Operating Activities:
Net loss	$(9,218,276)	$(15,566,767)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	296,686	288,883
Share-based compensation, net	1,056,915	908,983
Fair value of common stock issued for services	8,404	89,970
Gain on revaluation of derivative warrant liability	(1,006,000)	(4,605,986)
Gain on disposal of assets	(1,500)	—
Amortization of discount on note payable	—	2,879,166
Amortization of deferred financing costs	726,003	726,003
Changes in assets and liabilities:
Prepaid expenses and other current assets	(184,986)	(51,484)
Other assets	2,076	(1,500)
Accounts payable	(130,748)	(768,127)
Deferred revenue from licensing arrangements	(57,321)	(67,671)
Accrued expenses and other liabilities	(641,133)	14,472
Net cash used in operating activities	(9,149,880)	(16,154,058)

Cash Flows from Investing Activities:
Purchase of furniture, equipment and leasehold improvements	(36,626)	(237,387)
Decrease (increase) in restricted cash	250,000	(250,000)
Proceeds on disposal of furniture, equipment and leasehold improvements	1,887	—
Net cash provided by (used in) investing activities	215,261	(487,387)

Cash Flows From Financing Activities:
Proceeds from issuances of Common Stock and warrants, net of expenses	2,350,000	21,964,575
Repayment of Montaur note payable	—	(3,000,000)
Principal payments on capitalized lease obligations	(1,361)	(1,871)
Net cash provided by financing activities	2,348,639	18,962,704

Net increase (decrease) in cash and cash equivalents	(6,585,980)	2,321,259
Cash and cash equivalents, beginning of period	8,055,385	3,747,210
Cash and cash equivalents, end of period	$1,469,405	$6,068,469

Supplemental Disclosure of Cash Flow Information and Non-Cash Financing Transactions:
Cash paid for interest	$2,154	$114,082

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

Liquidity, Going Concern and Management’s Plans

The accompanying consolidated financial statements have been prepared on a basis assuming that the Company is a Going Concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  As of September 30, 2014, the Company had cash of approximately $1,469,000, working capital of approximately $2,714,000 and an accumulated deficit of approximately $122,188,000.  In the past, the Company has funded its operations primarily through debt and equity issuances.

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

Pursuant to the Loan Agreement, the Company issued Montaur a warrant to purchase 400,000 shares of its Common Stock, with a term of five years and an exercise price of $20.00 per share (the “Commitment Warrant”).  The fair value of the Commitment Warrant was determined to be approximately $4,840,000, recorded as a deferred financing cost and the Company had been amortizing the interest expense over the term of the note.   Amortization of the deferred financing cost for the three and nine months ended September 30, 2014 and 2013 was $242,000 and $726,000, respectively, and is recorded as interest expense.

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

Under the MTIA Securities Purchase Agreement, the China Purchasers agreed to purchase a total of 1,818,182 shares of the Company’s Common Stock at $2.75 per share along with 181,818 warrants, having a five-year term and an exercise price of $2.75 and exercisable six months and one day following the issue date.  As of September 30, 2014, the Company had not received the full proceeds of the sale of the securities from the MTIA after the parties had extended the due date for the receipt of all such proceeds to March 27, 2014, from the original closing date of December 12, 2013.  MTIA failed to provide funds in a timely manner, resulting in its material breach of the SPA, which has subsequently expired.  Due to the fact that the Company has not received the full proceeds from MTIA under the SPA, the Company has not issued all of the shares which it anticipated issuing under the MITA Securities Purchase nor has it recorded the complete MTIA transaction.  In addition, the Company has not transferred any information related to license, development or commercialization of Symphony to MTIA since, pursuant to the license agreement between the Company and MTIA, the Company is not obligated to transfer technology unless and until MTIA fulfills its funding obligations under the MTIA Securities Purchase Agreement.  The Company met with representatives of MTIA on October 22 and 23, 2014, regarding a MTIA’s possible investment in the Company.  At the conclusion of the meeting, MTIA proposed an offer with an approximate 24 hour lifespan that upon execution of a convertible note purchase agreement with a first stage financing amount of $1,500,000, Echo would be required to turn-over all relevant technical product information and samples of our Generation 1 Symphony product to MTIA as well as dedicate personnel to support their consumer based business plan.  As the MTIA offer did not include the previously agreed purchase of the additional $2,600,000 in Company securities as a prerequisite for the release and support of technical product information, the Company deemed the offer inadequate to warrant a response.   On October 24, 2014, the Managing Director of MTIA communicated to PwC that they “have no intention to provide any so-called better offer”.  Accordingly, the Company has ceased pursuing funding from MTIA.  Through September 30, 2014, the Company has issued 872,728 shares of Common Stock and warrants to purchase 87,274 shares of Common Stock in exchange for $2,400,000 in gross proceeds, of which the last installment was paid to the Company on April 15, 2014.  The Company incurred issuance costs of $50,000.  The fair value of warrants issued to MTIA to purchase 87,274 shares of Common Stock was determined to be $174,396 and was recorded as a debit and a credit to Additional Paid in Capital in the second quarter of 2014.

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

Under Section 5.6 of the Platinum Securities Purchase Agreement, at the reasonable request of Platinum Partners, the Company is required to prepare and file with the SEC a Proxy Statement and seek stockholder approval of the issuance of the Common Stock underlying the Series E Preferred Stock and the warrants.  The Company is required to file the Proxy Statement as promptly as reasonably practicable, but in any event no later than 30 business days following the receipt of the request.  Thereafter, as promptly as reasonably practicable, but in any event no later than three business days after the Proxy Statement becomes definitive, the Company is required to duly call, give notice to stockholders, convene and hold the Special Meeting, which shall be held no later than 45 business days following the request.  On July 9, 2014, Platinum Partners delivered to the Company a Notice of Request to Call a Special Meeting of Stockholders, in which Platinum Partners requested pursuant to Section 5.6 of the Platinum Stock Purchase Agreement that the Company call a special meeting of stockholders to seek stockholder approval of the issuance of 1,748,613 shares of the Common Stock upon the conversion of the 1,748,613 shares of Series E Preferred Stock (the “Special Meeting”).  On October 16, 2014, the Company filed a Revised Preliminary Proxy Statement regarding the Special Meeting to consider and act upon a proposal to approve the issuance by the Company of 1,748,613 shares of its Common Stock, to Platinum Partners Value Arbitrage Fund L.P. (“PPVA”) and Platinum Partners Liquid Opportunity Master Fund, L.P. (“PPLO” and, together with PPVA, “Platinum”) upon the conversion by Platinum of 1,748,613 shares of Series E Convertible Preferred Stock of the Company, par value $0.01 per share, which would result in Platinum holding more than 20% of the Company’s outstanding shares of Common Stock, triggering the stockholder approval requirement under Nasdaq Marketplace Rule 5365(b).  At this time, no Record Date for holders of the Common Stock, nor the date of the Special Meeting of Stockholders has been established.  If and when a meeting date is established, no other business will be transacted at the Special Meeting. In accordance with Section 222 of the Delaware General Corporation Law, as amended (the “DGCL”), and Section 1.3 of Echo’s Amended and Restated Bylaws, the business transacted at the Special Meeting shall be limited to the purpose stated in this notice of the Special Meeting.

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

(16)  RESTATEMENT

For the 10-Q/A filed by the Company for the quarterly period ended September 30, 2014, the Company stated that due to its inability to cause Platinum Montaur (PM) to advance funds pursuant to the 2012 Credit Facility (CF) (described more fully in Note 5 herein), and since draws were made at PM’s discretion in accordance with the Loan Agreement, the Company elected to terminate the CF. Accordingly, on October 28, 2014, the Company notified PM that it was irrevocably canceling and terminating the CF effective as of October 30, 2014. In its third quarter of 2014 the Company fully amortized the remaining $2,823,325 of deferred financing costs related to the CF stating that since it wasn’t able to borrow against the CF, it was terminating it shortly and therefore expensing all the related deferred financing costs.

In more closely examining the accounting pronouncements related to the write-off of debt issuance costs, specifically ASC 405-20-40, we determined the deferred financing costs should not have been written off until the date the facility was actually extinguished, which occurred in October 2014, or the fourth quarter of 2014.

Below follows the revision that was made to our financial statements in this 10-Q/A Amendment No. 2 for the third quarter of 2014.

Changes to our Consolidated Balance Sheet were as follows:

	September 30, 2014
	As Previously Reported	Adjustment	As Restated
Assets

Current portion of deferred financing costs	$—	$2,823,325	$2,823,325

Total Current assets	$1,756,100	$2,823,325	$4,579,425

Total Assets	$12,626,450	$2,823,325	$15,449,775

Liabilities and Stockholders’ Equity

Accumulated deficit	$(125,011,013)	$2,823,325	$(122,187,688)

Total Stockholders’ Equity	$10,742,214	$2,823,325	$13,565,539

Total Liabilities and Stockholders’ Equity	$12,626,450	$2,823,325	$15,449,775

Changes to our Consolidated Statement of Operations were as follows:

	Three Months Ended				Nine Months Ended
	As Previously Reported	Adjustment		As Restated	As Previously Reported	Adjustment		As Restated
Licensing revenue	$19,107	$	−	$19,107	$57,321	$	−	$57,321
Total revenues	19,107		−	19,107	57,321		−	57,321
Operating Expenses:
Research and development	1,200,590		−	1,200,590	4,348,752		−	4,348,752
Selling, general and administrative	1,731,868		−	1,731,868	5,207,103		−	5,207,103
Total operating expenses	2,932,458		−	2,932,458	9,555,855		−	9,555,855

Loss from operations	(2,913,351)		−	(2,913,351)	(9,498,534)		−	(9,498,534)

Other Income (Expense):
Interest income	181		−	181	915		−	915
Interest expense	(3,064,414)		2,823,325	(241,089)	(3,551,482)		2,823,325	(728,157)
Gain on disposals of assets	−		−	−	1,500		−	1,500
Gain (loss) on revaluation of derivative warrant liability	473,000		−	473,000	1,006,000		−	1,006,000
Other income (expense), net	(2,591,233)		2,823,325	232,092	(2,543,067)		2,823,325	280,258

Net loss	$(5,504,584)		$2,823,325	$(2,681,259)	$(12,041,601)		$2,823,325	$(9,218,276)

Net loss per common share, basic and diluted	$(0.43)		$0.22	$(0.21)	$(0.99)		$0.23	$(0.76)

Basic and diluted weighted average common shares outstanding	12,660,182		12,660,182	12,660,182	12,199,476		12,199,476	12,199,476

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

Interest Expense —  Interest expense was approximately $242,000 for each of the three months ended September 30, 2014 and 2013, respectively.

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

Net Loss — As a result of the factors described above, we had a net loss of approximately $2,682,000 for the three months ended September 30, 2014 compared to approximately $5,237,000 for the three months ended September 30, 2013.

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

Interest Expense — Interest expense was approximately $728,000 and $3,658,000 for the nine months ended September 30, 2014 and 2013, respectively.   For the nine months ended September 30, 2013, interest expense includes an unamortized debt discount of $2,879,000 that was recognized at the prepayment of all outstanding draws on March 1, 2013.  Both periods reflect   the amortization of deferred financing costs for the fair value of the Commitment Warrant issued pursuant to the loan agreement

Gain on Revaluation of Derivative Warrant Liability — Changes in the fair value of derivative financial instruments are recognized in the Consolidated Statement of Operations as a derivative gain or loss. The primary underlying risk exposure pertaining to the warrants is the change in fair value of the underlying common stock. The gain on revaluation of the Derivative Warrant liability for the nine months ended September 30, 2014 and 2013 was approximately $1,006,000 and $4,606,000, respectively.

Net Loss — As a result of the factors described above, we had a net loss of approximately $9,218,000 for the nine months ended September, 2014 compared to approximately $15,567,000 for the nine months ended September 30, 2013.

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

Liquidity and Capital Resources

We have financed our operations since inception primarily through sales of our Common Stock and preferred stock, the issuance of convertible promissory notes, draws from our non-revolving Montaur Credit Facility, unsecured and secured promissory notes, non-refundable payments received under license agreements, and cash received in connection with exercises of Stock Options and warrants.  As of September 30, 2014, we had approximately $1,469,000 of cash and cash equivalents, working capital of approximately $2,714,000 and no other short-term investments (See Notes 1, 5, 14 and 15).

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

Net cash used in operating activities was approximately $9,150,000 for the nine months ended September 30, 2014.  The use of cash in operating activities was primarily attributable to the net loss of approximately $9,218,000, adjusted for non-cash items and changes in assets and liabilities.

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

We have generated limited revenue and have had operating losses since inception, including a net loss of approximately $19,067,000 and $9,218,000 for the year ended December 31, 2013 and nine months ended September 30, 2014, respectively.  As of September 30, 2014, we had an accumulated deficit of approximately $122,188,000.  We have no current sources of material ongoing revenue, other than the recognition of revenue from upfront license fees and potential future milestone payments and royalties under our current license and collaboration agreements.  Our losses have resulted principally from costs incurred in connection with our research and development activities, general and administrative costs associated with our operations and legal expenses.  We also expect to have negative cash flows for the foreseeable future as we fund our operating losses.  This will result in decreases in our working capital, total assets and stockholders’ equity, which may not be offset by future funding.

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

With respect to the quarterly period ended September 30, 2014, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective.

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

As of September 30, 2014, the Company had cash of approximately $1,469,000, working capital of approximately $2,714,000 and an accumulated deficit of approximately $122,188,000.  While Management continues its efforts to reduce controllable operating expenses, the Company continues to incur recurring losses from operations.  If Echo is unable to identify an acceptable financial or strategic alternative that sufficiently addresses the Company’s liquidity needs, we could be forced to file for protection under the U.S. Bankruptcy Code.  No assurances can be given that funds will be available on terms acceptable to the Company, if at all.  In the case that additional funding or financing is not available to the Company, no assurances can be given that operations will be funded beyond November 30, 2014 (see Notes 1, 5 and 14).

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

 As of September 30, 2014, the Company had cash of approximately $1,469,000 and working capital of approximately $2,714,000.  While Management continues its efforts to reduce controllable operating expenses, the Company continues to incur recurring losses from operations.  In the event we seek protection from the U.S. Bankruptcy Code, there is no guarantee that we will realize sufficient value from the license and/or sale of any of our assets to satisfy our creditors and/or shareholders.  Echo has two primary assets of intellectual property in transdermal analyte extraction and measurement and in transdermal drug delivery.  Although we continue our efforts to license and/or sell these properties, we have been unsuccessful to date.  As a result, there is no assurances that we will be able to sufficiently utilize our intellectual property to raise a substantial amount of financial consideration to delay or avoid possible bankruptcy proceedings.

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

Date: April 20, 2015
By: /s/ Scott W. Hollander
Scott W. Hollander
Chief Financial Officer
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