Form 10-Q
period 2015-03-31
Echo Therapeutics, Inc.
filed 2015-05-15
CIK 1031927

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
________________

FORM 10-Q
________________

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015.

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

732-549-0128
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

As of May 8, 2015, 11,128,275 shares of the registrant’s Common Stock, $0.01 par value, were issued and outstanding.

-i-

PART I—FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

ECHO THERAPEUTICS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31,	December 31,
	2015	2014
ASSETS

Current assets:
Cash and cash equivalents	$469,493	$1,278,941
Prepaid and other	447,386	490,824
Total current assets	916,879	1,769,765

Property and equipment, net	930,570	1,138,593

Other assets:
Intangibles, net	9,625,000	9,625,000
Other	129,705	62,478
Total other assets	9,754,705	9,687,478
Total assets	$11,602,154	$12,595,836

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$1,368,775	$1,801,469
Accrued and other	365,282	968,392
Premium financing payable	212,829	—
Derivative liabilities	3,309,000	208,155
Total current liabilities	5,255,886	2,978,016
Deferred revenue, net	95,535	95,535
Total liabilities	5,351,421	3,073,551

Commitments and contingencies

Stockholders’ equity:
Preferred Stock, $0.01 par value; 40,000,000 shares authorized:
Convertible Series
C - 10,000 shares authorized; issued and outstanding 1,000 shares	10	10
D - 3,600,000 shares authorized; issued and outstanding 1,000,000 shares	10,000	10,000
E - 1,748,613 shares authorized, issued and outstanding	17,486	17,486
F - 5,000,000 shares authorized; issued and outstanding 3,555,180 and 840,336 shares, respectively	35,552	8,403
Common stock, $0.01 par value, 150,000,000 shares authorized; issued and outstanding 11,128,275 and 12,629,695 shares, respectively	111,281	126,295
Additional paid-in capital	142,312,182	137,292,157
Accumulated deficit	(136,235,778)	(127,932,066)
Total stockholders’ equity	6,250,733	9,522,285
Total liabilities and stockholders’ equity	$11,602,154	$12,595,836

See accompanying notes to the condensed consolidated financial statements.

ECHO THERAPEUTICS, INC. CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
	For the Three Months Ended March 31,
	2015	2014
Licensing revenue	$—	$19,107
Total revenues	—	19,107

Operating Expenses:
Research and development	831,333	1,266,202
Selling, general and administrative	1,482,265	1,323,162
Loss on disposal of property and equipment	108,840	—
Depreciation and amortization	86,704	99,900
Total operating expenses	2,509,142	2,689,264

Loss from operations	(2,509,142)	(2,670,157)

Other Income (Expense):
Gain (loss) on revaluation of derivative warrant liability	(257,845)	140,000
Financing expense	(5,534,000)	—
Interest expense	(2,725)	(242,884)
Other expense, net	(5,794,570)	(102,884)
Net loss	$(8,303,712)	$(2,773,041)
Net loss per common share, basic and diluted	$(0.72)	$(0.23)

Basic and diluted weighted average common shares outstanding	11,548,590	11,858,894

See accompanying notes to the condensed consolidated financial statements.

ECHO THERAPEUTICS, INC. CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY FOR THE THREE MONTHS ENDED MARCH 31, 2015 (Unaudited)
	Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2014	3,589,949	$35,899	12,629,695	$126,295	$137,292,157	$(127,932,066)	$9,522,285
Exchange - Common Stock for Series F	1,500,000	15,000	(1,500,000)	(15,000)	—	—	—
Proceeds from issuance of Series F and warrants	666,667	6,667	—	—	2,760,333	—	2,767,000
Capital contribution	—	—	—	—	59,325	—	59,325
Issuance of Series F pursuant to Reimbursement Agreement	548,177	5,482	—	—	1,796,518	—	1,802,000
Share-based compensation, net of restricted stock cancellations	—	—	(1,420)	(14)	403,849	—	403,835
Net loss	—	—	—	—	—	(8,303,712)	(8,303,712)
Balance at March 31, 2015	6,304,793	$63,048	11,128,275	$111,281	$142,312,182	$(136,235,778)	$6,250,733

See accompanying notes to the condensed consolidated financial statements.

ECHO THERAPEUTICS, INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
	For the Three Months Ended March 31,
	2015	2014
Cash flows from operating activities:
Net loss	$(8,303,712)	$(2,773,041)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	86,704	99,900
Share-based compensation, net	403,835	345,637
Fair value of common stock issued for services	—	8,404
(Gain) loss on revaluation of derivative warrant liability	257,845	(140,000)
Warrant repricing charged to legal expense	328,000	—
Loss on disposal of assets	108,840	—
Financing expense	5,534,000	—
Amortization of deferred financing costs	—	242,001
Changes in assets and liabilities:
Prepaid and other	43,860	(68,981)
Accounts payable	(150,754)	(332,080)
Deferred revenue from licensing arrangements	—	(19,107)
Accrued and other	(53,110)	(586,395)
Net cash used in operating activities	(1,744,492)	(3,223,662)
Cash flows from investing activities:
Purchase of property and equipment	(5,171)	—
Proceeds from sales of property and equipment	17,651	—
Decrease (increase) in restricted cash	(76,968)	250,000
Net cash (used in) provided by investing activities	(64,488)	250,000
Cash flows from financing activities:
Proceeds from equity issuances	1,000,000	500,000
Proceeds from common stock subscription	—	1,500,000
Capital contribution	59,325	—
Principal payments on capitalized lease obligations	—	(672)
Principal payments on premium financing	(59,793)	—
Net cash provided by financing activities	999,532	1,999,328
Net decrease in cash and cash equivalents	(809,448)	(974,334)
Cash and cash equivalents:
Beginning of period	1,278,941	8,055,385
End of period	$469,493	$7,081,051

Supplemental disclosure of cash flow information:
Cash paid during the year:
Interest	$2,725	$1,239
Income taxes	$456	$—

Supplemental disclosure of non-cash financing transactions:
Prepaid insurance financed	$272,623	$—
Director’s fees payable offset against prepaid insurance	$272,200	$—
Accrued legal fees settled with stock	$550,000	$—
Security deposit offset against accounts payable	$9,740	$—
Conversion of convertible preferred stock into Common Stock at par value	$15,000	$—

See accompanying notes to the condensed consolidated financial statements.

Echo Therapeutics, Inc.
Notes to Condensed Consolidated Financial Statements
Quarter Ended March 31, 2015 (Unaudited)

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

The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Sontra Medical, Inc., a Delaware corporation. All significant intercompany balances and transactions have been eliminated in consolidation.  These financial statements have been prepared in conformity with generally accepted accounting principles (“GAAP”) in the United States consistent with those applied in, and should be read in conjunction with, the Company’s audited consolidated financial statements and related footnotes for the year ended December 31, 2014 included in the Company’s Annual Report on Form 10-K as filed with the United States Securities and Exchange Commission (“SEC”) on April 15, 2015. Certain amounts in prior periods have been reclassified to conform to the current presentation.  These financial statements reflect all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the Company’s financial position as of March 31, 2015 and its results of operations and cash flows for the interim periods presented and are not necessarily indicative of results for subsequent interim periods or for the full year.  These interim financial statements do not include all of the information and footnotes required by GAAP for complete financial statements as allowed by the relevant SEC rules and regulations; however, the Company believes that its disclosures are adequate to ensure that the information presented is not misleading.

(2)  LIQUIDITY AND MANAGEMENT’S PLANS

The accompanying financial statements have been prepared on a basis that assumes that the Company will continue as a going concern and that contemplates the continuity of operations, realization of assets and the satisfaction of liabilities and commitments in the normal course of business.  As of March 31, 2015, the Company had cash of approximately $469,000, working capital deficit of approximately $4,339,000, and an accumulated deficit of approximately $136,000,000. The Company continues to incur recurring losses from operations.  The Company will need to obtain proceeds under its current financing arrangement and secure additional capital to fund its product development, research, manufacturing and clinical programs in accordance with its current planned operations.  The Company has funded its operations in the past primarily through debt and equity issuances.  Management intends to utilize its current financing arrangement and will continue to pursue additional financing to fund its operations.  Management believes that it will be successful in obtaining proceeds from their current financing arrangement and raising additional capital.  No assurances can be given that additional capital will be available on terms acceptable to the Company.  The accompanying financial statements do not include any adjustments that might result from the outcome of the uncertainty.

Subsequent to March 31, 2015, the Company received cash proceeds of $500,000 from a $4,000,000 Equity financing it arranged in December 2014 ($2,000,000 was previously received).

(3)  PROPERTY AND EQUIPMENT

The principal categories and estimated useful lives of property and equipment were:

	2015	2014	Estimated Useful Lives
Computer equipment	$336,258	$334,865	3
Office and laboratory equipment	740,177	740,177	3-5
Furniture and fixtures	596,936	755,444	7
Manufacturing equipment	111,980	111,980	5
Leasehold improvements	769,147	825,589	3 - 7
Total property and equipment	2,554,498	2,768,055
Less accumulated depreciation and amortization	1,623,928	1,629,462
Property and equipment, net	$930,570	$1,138,593

The Company recorded a loss on disposal of $108,840 in connection with its relocation from its Philadelphia office to Iselin, New Jersey in the first quarter. See Note 4.

(4)  OPERATING LEASE COMMITMENTS

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

The Company leases approximately 37,000 square feet of manufacturing, laboratory and office space in a single-story building located in Franklin, Massachusetts under a lease expiring October 31, 2017. On May 5, 2015, the Company signed a lease for approximately 10,000 square feet for a research and development facility in Littleton, Massachusetts.  The lease is for 65 months. Effective base monthly rent over the lease term will be $11,470. The Company secured the property with a Letter of Credit for $150,000. The Letter of Credit is expected to be reduced to $50,000 after 24 months of timely lease payments. The Company expects to move to the new facility from its Franklin, Massachusetts research and development facility on or about July 1, 2015. The Company agreed to post a $50,000 Letter of Credit until July 1, 2015 while the Littleton facility was being improved. The Company will terminate its Franklin lease about 28 months early and may be expected to incur certain undetermined termination fees as a result.

(5)  DERIVATIVE LIABILITIES

Derivative warrant liability:

As a result of having warrants which are outstanding, issued in connection with a 2012 Credit Facility (which was terminated in October 2014), we are required to record the changes in the value of these derivative warrants through their expirations in November 2017. The table below presents the changes in the derivative warrant liability, which is measured at fair value on a recurring basis and classified as Level 3 in fair value hierarchy:

	2015	2014
Derivative warrant liability as of January 1	$208,155	$1,119,155
Gain (loss) on revaluation	(257,845)	911,000
Derivative warrant liability as of March 31	$466,000	$208,155

None of the derivative warrants were exercised in 2015 or 2014 pursuant to cashless exercise provisions.

Derivative financing liability:

In December 2014, the Company reached agreement with investors to provide $4,000,000 of installment financing in exchange for Series F Preferred Stock and warrants. The deal was priced at $1.50 per share, or the stock price in effect, if lower. At March 31, 2015, installments totaling $2,000,000 still remained to be paid by investors, potentially representing 1,333,333 shares of Series F Preferred to be issued in the future with warrants to purchase the same number of common shares at the agreed exercise price of $3.00. Our closing market price at March 31, 2015 of $2.13 per share, was $0.63 above the deal price of $1.50. As a result of the market price being higher than the stated deal price, the Company was required to record a charge to financing expense and a corresponding credit to derivative liability representing the potential value to be provided in excess of the potential cash proceeds calculated as follows:

Excess of Market share price over deal share price ($2.13 vs. $1.50)	$0.63
Potential future share issuance	1,333,333
$840,000
Fair value of warrants utilizing Black-Scholes model	2,003,000
$2,843,000

As the Company receives subsequent cash installments, the derivative liability will increase or decrease depending on the fair value of the shares and warrants on the date the installments are made. Prior installments were issued at the fair market of Common Stock which was below the contractual price of $1.50 and therefore such liability had a nominal value. Subsequent to March 31, 2015 we collected $500,000 of the remaining $2,000,000 when our stock price was $2.18. This will result in an additional financing charge in the second quarter for that installment since it was above the value of $2.13 per share of our Common Stock at March 31, 2015.

(6)  EQUITY TRANSACTIONS

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

Board Matters

On January 7, 2015, the Board realigned annual compensation at $30,000 per annum per director. Each director, other than our CEO whose employment agreement precluded him from receiving director compensation the first year, received a stock option to purchase 150,000 shares of our Common Stock at an exercise price of $1.62 vesting 25% immediately and then 25% at the beginning of each quarter thereafter. These options contain a condition where they are only exercisable after the average closing price of the Company’s common stock for the ten (10) days prior to exercise, equals or exceeds $7.50 per share. Such amount was valued using a binomial lattice model and included in share-based compensation expense.

Exchange of Common Stock for Series F Preferred Stock

On January 9, 2015 and again on March 31, 2015, Platinum Partners Value Arbitrage Fund, L.P. and Platinum Partners Liquid Opportunity Fund, L.P. exchanged 843,526 and 208,884 and 356,474 and 91,116, respectively of their common shares held for Series F Preferred Stock. Based on the terms of the Series F (e.g. conversion ratio of 1:1 and no liquidation preference) the Company determined that the value of the Series F is equivalent to the common shares.

Capital Contribution

Late in the third quarter of 2014 the research and development operations of the Company were suspended and key personnel were laid off. In October 2014, two of our directors received a non-recourse loan for $500,000 from PPVA. The purpose of this contribution was to provide the directors monies to advance their plan for the Company and attempt to maintain its viability during the suspension of operations. $440,675 was expended in the fourth quarter of 2014 by these directors primarily for salaries of key employees and targeted technology efforts focused on the wearable technology sector. The Company considered this expenditure by two of its directors a capital contribution since the funds were spent on matters specifically related to the operations of the Company. In February 2015, the $440,675 capital contribution together with the balance of monies received in 2015 of $59,325, equivalent to the original $500,000 the two directors had received, was settled in Series F Shares by the Company to PPVA. See discussion below.

Settlement of Amounts Owed for Series F Preferred Stock and Warrants

On September 23, 2014, the Company announced that, as it believed that its current liquidity was insufficient to fund its needs beyond September 30, 2014, it was suspending its product development, research, manufacturing and clinical programs and operations to conserve its liquidity and capital resources. The workforce reduction due to the suspension of operations comprised approximately 70% of Echo’s workforce, leaving only administrative personnel.  Affected employees were notified on September 23, 2014. The employees whose employment was terminated as part of the workforce reduction were not offered severance pay. The Company indicated that they could possibly incur additional costs not currently contemplated due to events that may occur as a result of, or that were associated with, the workforce reduction.

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

On February 12, 2015, the Company agreed to reimburse Platinum for its Contribution and the Expenses it incurred in the proxy fight. In this regard, the Board of Directors of the Company determined that both the Contribution and Expenses together resulted in the Company being able to continue operations and put into place a strong management team.  Pursuant to a Reimbursement Agreement, dated February 12, 2015 (the “Reimbursement Agreement”), Platinum received 548,177 shares of Series F Convertible Preferred Stock (consisting of 333,333 shares of Series F for the $500,000 capital contribution and 214,844 shares of Series F for the $550,000 of legal expenses they incurred, for a Series F share total of 548,177) and Warrants to purchase 333,333 shares of common stock of the Company.  These Warrants expire in five years and have a $3.00 per share exercise price. Additionally, the Company agreed to re-price 700,000 warrants, originally disbursed to Platinum in connection with its August 31, 2012 Loan Agreement, and referred to as the Derivative Warrants, currently priced in the $20.00 to $22.70 range per share, to $7.50 per share. The Company recorded a charge to legal expense for $328,000 representing the cost of re-pricing the Derivative Warrants. The Company also recorded a non-cash charge of $257,845 related to the change in the value of the derivative liability.  Additionally, the Company recorded a charge to financing expense of $924,000 representing the additional value given to the investors as a result of the closing market price of $2.56 being above the deal price of $1.50 used for the reimbursement of the $500,000 capital contribution. The shares issued for the legal expenses were done at the market close of the Company’s Common Stock on the date of the Reimbursement Agreement.

Equity Raise

In the first quarter of 2015, the Company received the second installment, or $1,000,000, of its $4,000,000 December 2014 financing and issued 666,667 shares of Series F Preferred Stock and warrants to purchase the same number of shares of Common Stock at an exercise price of $3.00 were issued to investors. The Company recorded financing expense of $1,767,000 with a corresponding credit to additional paid in capital since the average market price on the dates the financing was received of $2.49 was above the deal price of $1.50, representing the excess value provided to the investors.

(7)  EQUITY COMPENSATION PLANS

In March 2003, the Company’s shareholders approved its 2003 Stock Option and Incentive Plan (the “2003 Plan”). Pursuant to the 2003 Plan, the Company’s Board of Directors (or its committees and/or executive officers delegated by the Board of Directors) may grant incentive and nonqualified stock options, restricted stock, and other stock-based awards to the Company’s employees, officers, directors, consultants and advisors.  As of March 31, 2015, there were 5,000 restricted shares of Common Stock issued and options to purchase an aggregate of 26,500 shares of Common Stock outstanding under the 2003 Plan and no shares are available for future grants due to the 2003 Plan’s expiration.

In May 2008, the Company’s shareholders approved the 2008 Equity Compensation Plan, as amended (the “2008 Plan”). The 2008 Plan provides for grants of incentive stock options to employees and nonqualified stock options and restricted stock to employees, consultants and non-employee directors of the Company.  The maximum number of shares available under the 2008 Plan is 10,000,000 shares.  As of March 31, 2015, there were 27,391 restricted shares of Common Stock issued and options to purchase 1,516,233 shares of Common Stock outstanding under the 2008 Plan and 8,443,376 shares available for future grants.

The following table shows the remaining shares available for future grants for each plan and outstanding shares:

	Equity Compensation Plans		Not Pursuant to a Plan
	2003 Plan	2008 Plan
Shares Available For Issuance
Total reserved for stock options and restricted stock	160,000	10,000,000
Net restricted stock issued net of cancellations	(5,000)	(27,391)
Stock options granted	(154,449)	(2,945,883)
Add back options cancelled before exercise	92,349	1,416,650
Less shares no longer available due to Plan expiration	(92,900)	—
Remaining shares available for future grants at March 31, 2015	—	8,443,376

Stock options granted	154,449	2,945,883	310,000
Less: Stock options cancelled	(92,349)	(1,416,650)	(193,333)
Stock options exercised	(35,600)	(13,000)	(66,667)
Net shares outstanding before restricted stock	26,500	1,516,233	50,000
Net restricted stock issued net of cancellations	5,000	27,391	6,485
Outstanding shares at March 31, 2015	31,500	1,543,624	56,485

 (8)  STOCK OPTIONS

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

For options issued and outstanding during the three month periods ended March 31, 2015, and 2014, the Company recorded additional paid-in capital and non-cash compensation expense of $383,000 and $158,000, respectively, each net of estimated forfeitures.

The assumptions used principally for stock options granted to employees and members of the Company’s Board of Directors in the three months ended March 31, 2015 and 2014 were as follows:

	2015	2014
Risk-free interest rate	1.52% – 1.61%	1.99% – 2.71%
Expected dividend yield	—	—
Expected term	5 years	6.5 years
Forfeiture rate (excluding fully vested stock options)	15%	15%
Expected volatility	90%	141%

A summary of stock option activity as of and for the three months ended March 31, 2015 is as follows:

Stock Options	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding options at January 1, 2015	1,039,900	$3.00
Granted	770,000	$1.49
Exercised	—	$—
Forfeited or expired	(217,167)	$3.69
Outstanding options at March 31, 2015	1,592,733	$2.18	9.23 years	$—
Exercisable options at March 31, 2015	531,000	$3.06	8.52 years	$—

The weighted-average grant-date fair value of stock options granted during the three months ended March 31, 2015 was $1.49 per share. As of March 31, 2015, there was approximately $1,068,000 of total unrecognized compensation expense related to non-vested share-based option compensation arrangements. With the exception of the unrecognized share-based compensation related to certain restricted stock grants to officers and employees that contain performance conditions related to FDA approval for Symphony or the sale of substantially all of the stock or assets of the Company, unrecognized compensation is expected to be recognized over the next four years.

(9)  RESTRICTED STOCK

For restricted stock issued and outstanding during the three month period ended March 31, 2015 and 2014, the Company incurred non-cash compensation expense of approximately $21,000 and $161,000, respectively, each net of estimated forfeitures.

During the three months ended March 31, 2015, the Company did not grant restricted shares of Common Stock to certain officers, employees, directors and consultants of the Company.

A summary of non-vested restricted stock activity as of and for the three months ended March 31, 2015 is as follows:

Restricted Stock	Shares	Weighted- Average Grant-Date Fair Value
Non-vested shares at January 1, 2015	47,958	$9.74
Granted	—	$—
Vested	(8,000)	$3.56
Forfeited	(1,082)	$6.83
Non-vested shares at March 31, 2015	38,876	$11.09

Among the 38,876 shares of non-vested restricted stock, the various vesting criteria include the following:

●	14,185 shares of restricted stock vest upon the FDA approval of our CGM system or the sale of the Company;

●	21,066 shares of restricted stock vest over 4 years, at each of the anniversary dates of the grants; and

●	3,625 shares of restricted stock vest over 1 year, at each of the anniversary dates of the grants.

As of March 31, 2015, there was approximately $97,000 of total unrecognized compensation expense related to non-vested share-based restricted stock arrangements granted pursuant to the Company’s equity compensation plans that vest over time in the foreseeable future. As of March 31, 2015, the Company cannot estimate the timing of completion of performance vesting requirements required by certain of these restricted stock grant arrangements.  Compensation expense related to these restricted share grants will be recognized when the Company concludes that achievement of the performance vesting conditions is probable.

(10)  WARRANTS

In the three months ended March 31, 2015, the Company issued warrants to purchase 666,667 shares of our common stock connection with a partial closing related to the private placement of the Company’s Common Stock as well as the 333,333 shares of our common stock in connection with a Reimbursement Agreement. See Notes 5 and 6.

The Derivative Warrants to purchase 700,000 shares of our Common Stock, at exercise prices ranging from $20.00 to $22.70 and expiring in 2017, are included in the outstanding warrants at December 31, 2014 and 2013. On February 12, 2015, these warrants were re-priced to $7.50 to compensate PPVA in connection with the Reimbursement Agreement reached between the Company and PPVA. See Notes 5 and 6.

A summary of warrant activity for the three months ended March 31, 2015 is as follows:

Warrants	Shares	Weighted- Average Exercise Price
Outstanding warrants at January 1, 2015	1,847,066	$10.04
Granted	1,000,000	$3.00
Forfeited	(37,638)	$22.50
Outstanding warrants at March 31, 2015	2,809,428	$4.10

At March 31, 2015, the Company had the following outstanding warrants:

Type of Warrant/ Range of Exercise Prices	Expirations	Number Outstanding	Weighted- Average Remaining Contractual Life (years)	Weighted- Average Exercise Price	Number Exercisable
Derivative:
$7.50	8/31/17 to 11/6/17	700,000	2.48	$7.50	700,000
Equity:
$2.75 - $3.00	12/10/18 to 03/09/20	2,109,428	4.70	$2.97	2,109,428
Total outstanding		2,809,428			2,809,428

The Company uses valuation methods and assumptions that consider among other factors the fair value of the underlying stock, risk-free interest rate, volatility, expected life and dividend rates in estimating fair value for the warrants considered to be derivative instruments.  The following assumptions were utilized by the Company:

Risk-free interest rate	.70%
Expected dividend yield	—
Expected term (contractual term)	2.5 years
Forfeiture rate	—
Expected volatility	102%

Expected volatilities are based on historical volatility of the Common Stock using historical periods consistent with the expected term of the warrant. The risk-free rate is based on the yield of a U.S. Treasury security with a term consistent with the warrant.

(11)  LITIGATION & OTHER SIGNIFICANT MATTERS

From time to time, in addition to those identified below, we are subject to legal proceedings, claims, investigations, and proceedings in the ordinary course of business. In accordance with generally accepted accounting principles, we make a provision for a liability when it is both probable that a liability has been incurred and the amount of the loss or range of loss can be reasonably estimated. These provisions, if any, are reviewed at least quarterly and adjusted to reflect the impacts of negotiations, settlements, rulings, advice of legal counsel, and other information and events pertaining to a particular case. Litigation is inherently unpredictable. We believe that we have valid defenses with respect to the legal matters pending against us and are vigorously defending these matters. Given the uncertainty surrounding litigation and our inability to assess the likelihood of a favorable or unfavorable outcome in the above noted matters and our inability to reasonably estimate the amount of loss or range of loss, it is possible that the resolution of one or more of these matters could have a material adverse effect on our consolidated financial position, cash flows or results of operations.  At March 31, 2015, no litigation loss is deemed probable or reasonably estimated.

In February 2014, Patrick T. Mooney, M.D., our former President and Chief Executive Officer, and his wife, Elizabeth Mooney, filed a complaint against the Company and certain of its directors and officers in the Court of Common Pleas in Philadelphia County.  The complaint, which alleges (i) that Dr. Mooney’s termination was without cause so that he is entitled to certain severance benefits under his employment agreement and associated statutory remedies; (ii) that certain legally required disclosures by us and our General Counsel defamed Dr. Mooney; and (iii) that Dr. Mooney’s wife is entitled to damages under a theory of loss of consortium, seeks in excess of $20 million in damages. The Company has denied the allegations of the complaint and asserted counterclaims against Dr. Mooney based upon the same conduct which provided the cause for his termination.  Thereafter, the Company restructured the counterclaims and affirmative defenses.  The Company believes that it has strong defenses to the claims asserted and intends to defend them vigorously. At March 31, 2015, no litigation loss is deemed probable or reasonably estimated.

In July 2014, Dr. and Mrs. Mooney filed another complaint in the Court of Common Pleas in Philadelphia County against the Company, certain of its directors and Officers and a former Director and officer alleging (i) wrongful use of civil proceedings and (ii) abuse of process in the original filing of the counterclaims withdrawn in the earlier action.  Mrs. Mooney also asserted another claim for loss of consortium.  This complaint seeks in excess of $30 million in damages.  The Company has denied the allegations.  The Company believes that this action is without merit, that it acted lawfully and in good faith, and that it has strong defenses to the claims asserted.  Accordingly, the Company intends to vigorously defend against this lawsuit. At March 31, 2015, no litigation loss is deemed probable or reasonably estimated.

In August 2014, Dr. Mooney filed a complaint in Delaware Chancery Court against the Company for advancement of defense costs related to his February 2014 complaint, many of which the Company had paid to date and the remainder of which were subject to a good faith dispute that counsel for the Company and Dr. Mooney had been attempting to amicably resolve.  Dr. Mooney also demanded that the Company pay for his attorneys fees related to his July 2014 complaint against the Company, amongst other matters.  The Company filed a Motion to Dismiss. A hearing on the merits was held on January 15, 2015 and the Company is awaiting the Courts ruling. At March 31, 2015, no litigation loss is deemed probable or reasonably estimated.

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

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion of our financial condition and results of operations should be read in conjunction with the financial statements and the related notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 and elsewhere in this report. The matters discussed herein contain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Section 27A of the Securities Act of 1933, as amended, which involve risks and uncertainties. This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Section 27A of the Securities Act of 1933, as amended, which involve risks and uncertainties. All statements other than statements of historical information provided herein may be deemed to be forward-looking statements. Without limiting the foregoing, the words “believes,” “anticipates,” “plans,” “expects” and similar expressions are intended to identify forward-looking statements. Factors that could cause actual results to differ materially from those reflected in the forward-looking statements include, but are not limited to, those discussed elsewhere in this report and the risks discussed in our other filings with the Securities and Exchange Commission (the “SEC”). Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s analysis, judgment, belief or expectation only as of the date hereof. Except as required by law, we undertake no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date hereof.

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

Research and Development

We believe that ongoing research and development efforts are essential to our success.  A major portion of our operating expenses to date is related to our research and development activities. R&D expenses generally consist of internal salaries and related costs, and third-party vendor expenses for product design and development, product engineering and contract manufacturing. In addition, R&D costs include regulatory consulting, feasibility product testing (internal and external) and conducting nonclinical and clinical studies. R&D expenses were approximately $831,000 for the three months ended March 31, 2015 and $4,962,000 for the year ended December 31, 2014. We intend to maintain our strong commitment to R&D as an essential component of our product development efforts. Licensed or acquired technology developed by third parties may be an additional source of potential products; however, our ability to raise sufficient financing may impact our level of R&D spending.

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

On an ongoing basis, we evaluate our estimates and judgments for all assets and liabilities, including those related to intangible asset impairment, long lived asset impairment, stock-based compensation expense and the fair value of stock purchase warrants classified as derivative liabilities. We base our estimates and judgments on historical experience, current economic and industry conditions and on various other factors that are believed to be reasonable under the circumstances. This forms the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. There have been no changes in our critical accounting policies and estimates subsequent to those disclosed in our Annual Report on Form 10-K as filed with the SEC on April 15, 2015.

We believe that full consideration has been given to all relevant circumstances that we may be subject to, and the consolidated financial statements accurately reflect our best estimate of the results of operations, financial position and cash flows for the periods presented.

Results of Operations

Comparison of the Three Months ended March 31, 2015 and 2014

Licensing Revenue — We signed two licensing agreements during fiscal year 2009, each with a minimum term of ten years, that required non-refundable license payments by the licensees.  The non-refundable license payments received in cash totaled $1,250,000 across both transactions. Approximately $95,000 remained unrecognized at March 31, 2015. We have been recognizing the non-refundable payments as revenue on a straight-line basis over our contractual or estimated performance period. Periodically, we have adjusted our amortization period for revenue recognition for each of our license arrangements to reflect a revision in the estimated timing of regulatory approval. We determined that $0 and approximately $19,000 of licensing revenue was recognizable in the three months ended March 31, 2015 and 2014, respectively.

Research and Development Expenses — R&D expenses decreased by approximately $435,000, or 34%, to approximately $831,000 for the three months ended March 31, 2015 from approximately $1,266,000 for the same period in 2014. R&D expenses decreased primarily as a result of the need to rehire key employees in January 2015 and customary start-up time.

R&D expenses for our CGM amounted to approximately 33% and 47% of total operating expenses during the three months ended March 31, 2015 and 2014, respectively. For the three months ended March 31, 2015, we concentrated our limited funding on transforming our existing ICU product line for use in the wearable and diabetic marketplaces. Specifically, we are developing a new generation of flexible, wearable, non-invasive technology with mobile applicability. Additionally, we devoted resources to assisting our partner in China, Medical Technologies Innovation Asia (MTIA), in meeting the stringent requirements set forth by the China Food and Drug Administration (CFDA). For the three months ended March 31, 2014, expenses consisted of primarily development, clinical and manufacturing of $881,000, $168,000 and $217,000, respectively. All of our 2015 costs were for development initiatives.

Selling, General and Administrative Expenses — SG&A expenses increased by approximately $159,000, or 12%, to approximately $1,482,000 for the three months ended March 31, 2015 from approximately $1,323,000 for the same period in 2014.  A $328,000 charge for the re-pricing of warrants was charged to legal expense as it related to the reimbursement of Platinum’s legal expenditures from last year’s proxy battle with the former directors. Otherwise, we have experienced decreases in personnel costs, investor relations, director fees, travel and other expenses offset partially by increases in legal (due to the aforementioned $328,000 charge), website redesign, and insurance costs. Insurance costs have increased due to mandated directors and officers policies which came of out of the Letter of Agreement reached in December 2014 between the Company, its board and its former board members, and Platinum.

SG&A expenses represented 59% (or 46%, excluding the $328,000 non-cash legal charge described above) and 49% of total operating expenses during the three months ended March 31, 2015 and 2014, respectively. We are not engaged in selling activities and, accordingly, general and administrative expenses relate principally to salaries and benefits for our executive, financial and administrative staff, public company costs, insurance, investor relations, legal, accounting, public relations, capital-raising and facilities.

Loss on disposal of property and equipment — The Company recorded a  $109,000 loss for the three months ended March 31, 2015 primarily representing furniture and fixtures that were sold and the write-off of leasehold improvements in our Philadelphia office when we relocated to our Iselin, New Jersey office in January 2015.

Interest Income — Interest income was approximately $400 and $1,000 for each of the three months ended March 31, 2015 and 2014, respectively.

Interest Expense — Interest expense was approximately $2,700 and $243,000 for the three months ended March 31, 2015 and 2014, respectively.  The decrease in interest expense in 2015 over 2014 was related to noncash deferred financing costs in 2014 incurred in conjunction with our Credit Facility with Montaur. Such facility was terminated in October 2014.

Gain (loss) on Revaluation of Derivative Warrant Liability — Changes in the fair value of derivative financial instruments are recognized in the Condensed Consolidated Statement of Operations as a derivative gain or loss. The primary underlying risk exposure pertaining to the warrants is the change in fair value of the underlying common stock. The gain (loss) on revaluation of the derivative warrant liability for the three months ended March 31, 2015 and 2014 was approximately $(258,000) and $140,000, respectively.

Financing Expense — This is a non-cash charge with two components representing: (i.) $2,691,000 of excess value given to investors in the three months ended March 31, 2015, who received 1,000,000 shares of Series F Stock and warrants to purchase the same number of shares of our common stock, when the closing market price of our Common Stock was above the $1.50 purchase price they paid for their shares and warrants, and (ii.) $2,843,000 of potential excess value represented by the future potential issuance of 1,333,333 shares and warrants to purchase the same number of shares for the remaining $2,000,000 of installments to be received under our December 2014 financing, based on our closing market price at March 31, 2015 of $2.13.

As we receive subsequent cash installments, we will incur additional expense or record income depending on whether the fair value of the shares and warrants on the date the installments are made are above the $2.13 per share fair value that our Common Stock was at March 31, 2015. Subsequent to March 31, 2015 we collected $500,000 of the remaining $2,000,000 when our stock price was $2.18. This will result in an additional financing charge in the second quarter.

Net Loss — As a result of the factors described above, we had a net loss of approximately $8,304,000 for the three months ended March 31, 2015 compared to approximately $2,773,000 for the same period in 2014.

Liquidity and Capital Resources

We have financed our operations since inception primarily through sales of our equity, the issuance of convertible promissory notes, draws from a non-revolving credit facility, unsecured and secured promissory notes, non-refundable payments received under license agreements and cash received in connection with exercises of Common Stock options and warrants. As of March 31, 2015, we had approximately $469,000 of cash and cash equivalents, with no other short term investments.

Net cash used in operating activities was approximately $1,744,000 for the three months ended March 31, 2015. The use of cash in operating activities was primarily attributable to the net loss of approximately $8,304,000 offset by non-cash expenses of approximately $87,000 for depreciation and amortization, $404,000 for share-based compensation expense, a $328,000 charge for a warrant re-pricing related to reimbursement for legal expenses of the 2014 proxy battle,  a loss on revaluation of $258,000 related to derivative credit facility warrants, $5,534,000 non-cash charges to financing expense in connection with continuing installments from our December 2014 financing as well as the capital contribution repaid on the same terms, and a $109,000 loss on the sale and disposal of property and equipment resulting from the closing of our Philadelphia office and write-off of various leasehold improvements. Increases in prepaid and other resulted in a net increase in cash available for operations of approximately $44,000, while decreases in accounts payable and accrued expenses decreased cash available for operations by approximately $204,000.

Net cash used in investing activities was approximately $65,000 for the three months ended March 31, 2015.  Cash of approximately $18,000 was provided by the sales of certain property and equipment in connection with our move from Philadelphia to Iselin, NJ.  Also, cash of approximately $5,000 was used to purchase property and equipment during the same 2015 period.

Net cash provided by financing activities was approximately $1,000,000 for the three months ended March 31, 2015. We received $1,000,000 in net proceeds from the sale of our equity and a capital contribution of approximately $59,000. Principal payments on premium financing used approximately $60,000 during the same 2015 period.

At March 31, 2015, $2,000,000 was due under our $4,000,000 December 2014 financing arrangement. As of May 12, 2015, $1, 500,000 remained outstanding.

At March 31, 2015, we updated our review of our intangible assets. Our intangibles represent a significant portion of our asset base and new management has been seeking licensing and other opportunities related to monetizing these intangibles. Nonetheless, the amounts remain at risk for impairment and such impairment could occur in the future. If this does happen, it could potentially affect our listing standard as well as our ability to raise capital in the future.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 4.  CONTROLS AND PROCEDURES.

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

As of the end of the period covered by this Quarterly Report on Form 10-Q, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act. Based on that evaluation and the material weaknesses described below, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as a result of the material weaknesses.

Our Chief Executive Officer and Chief Financial Officer concluded that as of March 31, 2015 the following material weaknesses existed:

(1)   We lacked a sufficient complement of personnel with an appropriate level of knowledge and experience in the application of U.S. generally accepted accounting principles, or GAAP, commensurate with our financial reporting requirements. The monitoring of our accounting and reporting functions were either not designed and in place or not operating effectively, and

(2)   We lacked the quantity of resources to implement an appropriate level of review controls to properly evaluate the completeness and accuracy of transactions entered into by our Company.

Our management believes that these weaknesses are due in part to the small size of our staff and limited funding which makes it challenging to maintain adequate disclosure controls. To remediate the material weaknesses in disclosure controls and procedures, we will attempt to seek assistance with complex filing matters and to take additional steps to improve our financial reporting systems and implement new policies, procedures and controls.

Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the fiscal quarter to which this report relates that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

There have been no material changes to the legal proceedings disclosure described in our Annual Report on Form 10-K for the year ended December 31, 2015.

ITEM 2.  UNREGISTERED SALES OF AND USE OF PROCEEDS.

On January 9, 2015 and again on March 31, 2015, Platinum Partners Value Arbitrage Fund, L.P. and Platinum Partners Liquid Opportunity Fund, L.P. exchanged 843,526 and 208,884 and 356,474 and 91,116, respectively, shares  of  common stock held by them for Series F Preferred Stock.  On December 18, 2014, we entered into a Stock Purchase Agreement, pursuant to which, on February 26, 2014, we issued and sold to an accredited investor an aggregate of 666,667 shares of Series F Preferred Stock at a purchase price of $1.50 per share with five year warrants to purchase 666,667 shares of our Common Stock at $3.00 per share, for aggregate consideration of $1,000,000 in cash.  Pursuant to a Reimbursement Agreement, dated February 12, 2015 (the “Reimbursement Agreement”), Platinum Partners Value Arbitrage Fund L.P. received 548,177 shares of Series F Convertible Preferred Stock (consisting of 333,333 shares of Series F for the $500,000 capital contribution and 214,844 shares of Series F for the $550,000 of legal expenses they incurred, for a Series F share total of 548,177) and Warrants to purchase 333,333 shares of our common stock.  These Warrants expire in five years and have a $3.00 per share exercise price. Additionally, we agreed to re-price 700,000 warrants, originally disbursed to Platinum-Montaur Life Sciences, LLC in connection with its August 31, 2012 Loan Agreement, and referred to as the derivative warrants, currently priced in the $20.00 to $22.70 range per share, to $7.50 per share. We deemed the offer, sale and issuance of these securities to be exempt from registration under the Securities Act in reliance on Section 4(2) of the Securities Act, including Regulation D and Rule 506 promulgated thereunder, relative to transactions by an issuer not involving a public offering. The purchaser of the securities represented to us that it was an accredited investor and was acquiring the shares for investment purposes only and not with a view to, or for sale in connection with, any distribution thereof and that it could bear the risks of the investment and could hold the securities for an indefinite period of time. The purchaser received written disclosures that the securities had not been registered under the Securities Act and that any resale must be made pursuant to a registration statement or an available exemption from such registration.

ITEM 5.  OTHER INFORMATION

We leased approximately 7,900 square feet of corporate office space in a multi-story building located in Philadelphia, Pennsylvania under a lease expiring May 31, 2017. We terminated this lease early and moved to Iselin, New Jersey on January 15, 2015 where we lease 2,800 square feet of office space for 38 months at a monthly rental of approximately $7,700. We posted a $77,000 Letter of Credit to secure the lease which is reduced to $38,500 after nineteen months of occupancy, assuming no defaults, as defined.

We lease approximately 37,000 square feet of manufacturing, laboratory and office space in a single-story building located in Franklin, Massachusetts under a lease expiring October 31, 2017. On May 5, 2015, we signed a lease for approximately 10,000 square feet for a research and development facility in Littleton, Massachusetts. The lease is for 65 months. Effective base monthly rent over the lease term will be $11,470. We secured the property with a Letter of Credit for $150,000. The Letter of Credit is expected to be reduced to $50,000 after 24 months of timely lease payments. We expect to move to the new facility from our Franklin, Massachusetts research and development facility on or about July 1, 2015. We agreed to post a $50,000 Letter of Credit until July 1, 2015 while the Littleton facility was being improved. We will terminate our Franklin lease about 28 months early and may be expected to incur certain undetermined termination fees as a result.

ITEM 6.  EXHIBITS.

The Exhibits listed in the Exhibit Index immediately preceding such Exhibits are filed with or incorporated by reference in this report, except as noted.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   ECHO THERAPEUTICS, INC.

Date: May 15, 2015

By:	/s/ Scott W. Hollander
Scott W. Hollander President and Chief Executive Officer (Principal Executive Officer)

By:	/s/ Alan W. Schoenbart
Alan W. Schoenbart Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
10.1	Lease between the Company and The Realty Associates Fund X, L.P. dated January 20, 2015.
10.2	Reimbursement Agreement, dated as of February 12, 2015, is incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8K filed February 18, 2015.
10.3	Lease between the Company and Ferris Development 352 Turnpike Rd, LLC dated May 5, 2015.
31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101
The following materials from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, formatted in XBRL (Extensible Business Reporting Language), (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Cash Flows, and (iv) Notes to Consolidated Financial Statements.