Form 10-Q
period 2015-06-30
Echo Therapeutics, Inc.
filed 2015-08-14
CIK 1031927

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
________________

FORM 10-Q
________________

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015.
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to __________.

Commission File Number: 000-35218

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
Yes ☐  No ☑

As of August 10, 2015, 11,128,275 shares of the registrant’s Common Stock, $0.01 par value, were issued and outstanding.

-i-

PART I—FINANCIAL INFORMATION

ITEM 1.FINANCIAL STATEMENTS.

ECHO THERAPEUTICS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30,	December 31,
	2015	2014
ASSETS

Current assets:
Cash and cash equivalents	$337,423	$1,278,941
Prepaid and other	342,967	490,824
Total current assets	680,390	1,769,765

Property and equipment, net	443,446	1,138,593

Other assets:
Intangibles, net	—	9,625,000
Cash restricted pursuant to letters of credit	179,456	52,488
Other	250	9,990
Total other assets	179,706	9,687,478
Total assets	$1,303,542	$12,595,836

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current liabilities:
Accounts payable	$1,514,026	$1,801,469
Accrued and other	650,763	968,392
Premium financing payable	45,947	—
Derivative liabilities	635,000	208,155
Total current liabilities	2,845,736	2,978,016
Deferred revenue, net	95,535	95,535
Total liabilities	2,941,271	3,073,551

Commitments and contingencies

Stockholders’ equity (deficit):
Preferred Stock, $0.01 par value; 40,000,000 shares authorized:
Convertible Series
C - 10,000 shares authorized; issued and outstanding 1,000 shares	10	10
D - 3,600,000 shares authorized; issued and outstanding 1,000,000 shares	10,000	10,000
E - 1,748,613 shares authorized; issued and outstanding	17,486	17,486
F - 5,000,000 shares authorized; issued and outstanding 4,555,179 and 840,336 shares, respectively	45,552	8,403
Common stock, $0.01 par value; 150,000,000 shares authorized; issued and outstanding 11,128,275 and 12,629,695 shares, respectively
	111,281	126,295
Additional paid-in capital	145,256,318	137,292,157
Accumulated deficit	(147,078,376)	(127,932,066)
Total stockholders’ equity (deficit)	(1,637,729)	9,522,285
Total liabilities and stockholders’ equity (deficit)	$1,303,542	$12,595,836

See accompanying notes to the condensed consolidated financial statements.

ECHO THERAPEUTICS, INC. CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2015	2014	2015	2014
Licensing revenue	$—	$19,107	$—	$38,214
Total revenues	—	19,107	—	38,214

Operating Expenses:
Research and development	797,761	1,650,761	1,629,094	2,916,963
Selling, general and administrative	1,360,796	2,184,480	2,843,061	3,507,642
Impairment charge	9,625,000	—	9,625,000	—
Loss (gain) on disposal of property and equipment	130,594	(1,500)	239,434	(1,500)
Depreciation and amortization	361,616	98,892	448,320	198,792
Total operating expenses	12,275,767	3,932,633	14,784,909	6,621,897

Loss from operations	(12,275,767)	(3,913,526)	(14,784,909)	(6,583,683)

Other Income (Expense):
Gain (loss) on revaluation of derivative warrant liability	250,000	393,000	(7,845)	533,000
Financing gain (loss)	1,177,000	—	(4,357,000)	—
Interest expense	(2,001)	(243,450)	(4,726)	(486,334)
Other	8,170	—	8,170	—
Other income (expense), net	1,433,169	149,550	(4,361,401)	46,666

Net loss	$(10,842,598)	$(3,763,976)	$(19,146,310)	$(6,537,017)
Net loss per common share, basic and diluted	$(0.97)	$(0.31)	$(1.69)	$(0.55)

Basic and diluted weighted average common shares outstanding	11,128,275	12,070,548	11,337,272	11,965,306

See accompanying notes to the condensed consolidated financial statements.

ECHO THERAPEUTICS, INC. CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT) FOR THE SIX MONTHS ENDED JUNE 30, 2015 (Unaudited)
	Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount
Balance at December 31, 2014	3,589,949	$35,899	12,629,695	$126,295	$137,292,157	$(127,932,066)	$9,522,285
Exchange - Common Stock for Series F	1,500,000	15,000	(1,500,000)	(15,000)	—	—	—
Proceeds from issuance of Series F and warrants	1,666,666	16,667	—	—	5,497,333	—	5,514,000
Capital contribution	—	—	—	—	59,325	—	59,325
Issuance of Series F pursuant to Reimbursement Agreement	548,177	5,482	—	—	1,796,518	—	1,802,000
Share-based compensation, net of restricted stock cancellations	—	—	(1,420)	(14)	610,985	—	610,971
Net loss	—	—	—	—	—	(19,146,310)	(19,146,310)
Balance at June 30, 2015	7,304,792	$73,048	11,128,275	$111,281	$145,256,318	$(147,078,376)	$(1,637,729)

See accompanying notes to the condensed consolidated financial statements.

ECHO THERAPEUTICS, INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
	For the Six Months Ended June 30,
	2015	2014
Cash Flows From Operating Activities:
Net loss	$(19,146,310)	$(6,537,017)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	448,320	198,792
Share-based compensation, net	610,971	591,055
Fair value of common stock issued for services	—	8,404
Loss (gain) on revaluation of derivative warrant liability	7,845	(533,000)
Warrant repricing charged to legal expense	328,000	—
Loss (gain) on disposal of assets	239,434	(1,500)
Impairment charge	9,625,000	—
Financing loss	4,357,000	—
Amortization of deferred financing costs	—	484,002
Changes in assets and liabilities:
Prepaid and other	148,280	(159,278)
Other assets	—	576
Accounts payable	(5,503)	(3,960)
Deferred revenue from licensing arrangements	—	(38,214)
Accrued and other	232,371	(526,906)
Net cash used in operating activities	(3,154,592)	(6,517,046)
Cash Flows from Investing Activities:
Purchase of property and equipment	(12,207)	(32,911)
Decrease (increase) in restricted cash	(126,968)	250,000
Proceeds on disposal of property and equipment	19,600	1,887
Net cash (used in) provided by investing activities	(119,575)	218,976
Cash Flows From Financing Activities:
Proceeds from issuances of equity, net	2,500,000	2,350,000
Capital contribution	59,325	—
Principal payments on financing	(226,676)	(1,361)
Net cash provided by financing activities	2,332,649	2,348,639
Net decrease in cash and cash equivalents	(941,518)	(3,949,431)
Cash and cash equivalents:
Beginning of period	1,278,941	8,055,385
End of period	$337,423	$4,105,954

Supplemental disclosure of cash flow information:
Cash paid during the year:
Interest	$4,781	$3,067
Income taxes	$—	$—

Supplemental disclosure of non-cash financing transactions:
Prepaid insurance financed	$272,623	$—
Director’s fees payable offset against prepaid insurance	$272,200	$—
Accrued legal fees settled with stock	$550,000	$—
Security deposit offset against accounts payable	$9,740	$—
Conversion of Convertible Preferred Stock into Common Stock at par value	$15,000	$—

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

The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Sontra Medical, Inc., a Delaware corporation. All significant intercompany balances and transactions have been eliminated in consolidation. These financial statements have been prepared in conformity with generally accepted accounting principles (“GAAP”) in the United States consistent with those applied in, and should be read in conjunction with, the Company’s audited consolidated financial statements and related footnotes for the year ended December 31, 2014 included in the Company’s Annual Report on Form 10-K as filed with the United States Securities and Exchange Commission (“SEC”) on April 15, 2015. Certain amounts in prior periods have been reclassified to conform to the current presentation. These financial statements reflect all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the Company’s financial position as of June 30, 2015 and its results of operations and cash flows for the interim periods presented and are not necessarily indicative of results for subsequent interim periods or for the full year. These interim financial statements do not include all of the information and footnotes required by GAAP for complete financial statements as allowed by the relevant SEC rules and regulations; however, the Company believes that its disclosures are adequate to ensure that the information presented is not misleading.

(2)      LIQUIDITY AND MANAGEMENT’S PLANS

The accompanying financial statements have been prepared on a basis that assumes that the Company will continue as a going concern and that contemplates the continuity of operations, the realization of assets and the satisfaction of liabilities and commitments in the normal course of business.  As of June 30, 2015, the Company had cash of approximately $337,000, working capital deficit of approximately $2,165,000 and an accumulated deficit of approximately $147,000,000. The Company continues to incur recurring losses from operations. The Company will need to secure additional capital to fund its product development, research, manufacturing and clinical programs in accordance with its current planned operations. The Company has funded its operations in the past primarily through debt and equity issuances. Management will continue to pursue financing to fund its operations. No assurances can be given that additional capital will be available on terms acceptable to the Company. The accompanying financial statements do not include any adjustments that might result from the outcome of the uncertainty.

Subsequent to June 30, 2015, the Company received the final installment of cash proceeds of $500,000 from a $4,000,000 equity financing it had arranged in December 2014.

(3)  PROPERTY AND EQUIPMENT

The principal categories and estimated useful lives of property and equipment were:

	2015	2014	Estimated Useful Lives
Computer equipment	$306,681	$334,865	3
Office and laboratory equipment	688,804	740,177	3-5
Furniture and fixtures	466,454	755,444	7
Manufacturing equipment	97,986	111,980	5
Leasehold improvements	10,815	825,589	3 - 7
Total property and equipment	1,570,740	2,768,055
Less accumulated depreciation and amortization	1,127,294	1,629,462
Property and equipment, net	$443,446	$1,138,593

The Company recorded a loss on disposal of $239,434, primarily in connection with its corporate office relocation to Iselin, New Jersey in the first quarter and research facility relocation to Littleton, Massachusetts. The Company sold excess furniture to the incoming tenant and this resulted in an increase in the loss on disposal. Additionally, each relocation required the Company to write-off its leasehold improvements. See Note 5.

(4)      IMPAIRMENT OF INTANGIBLES

The Company reviews its intangibles for impairment whenever events or changes in circumstances indicate that the asset’s carrying amount may not be recoverable. The Company conducts its asset impairment analyses by grouping assets and liabilities at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities and evaluate the asset group against the sum of the undiscounted future cash flows. If the undiscounted cash flows do not indicate the carrying amount of the asset is recoverable, an impairment charge is measured as the amount by which the carrying amount of the asset group exceeds its fair value based on discounted cash flow analysis or appraisals.

In connection with the preparation of the financial statements in the second quarter of fiscal 2015, the Company concluded it had a triggering event requiring assessment of impairment for its intangibles in conjunction with an expected out-licensing strategy that new management had hoped to pursue. Extremely limited financial resources coupled with the remaining short patent lives, discussions with previous consultants regarding their progress with bringing value to the intangibles, a review of competitive formulations and discussions with new consultants to explore out-licensing strategies, led newly-hired corporate management to conclude it was best to abandon its initial hope to garner value from its intangibles. Accordingly, due to this change in strategy, no monies are now expected to be obtained relating to the Azone Drug Master File, the Durhalieve and MAZ Investigational New Drug applications and the MAZ Orphan Drug application (collectively, the AzoneTS-based technology acquired in 2007) intangibles. As a result, the Company reviewed the intangibles for impairment and recorded a $9.625 million impairment charge, or the full value of the intangibles, on the consolidated statement of operations in the second quarter of 2015.

(5)      OPERATING LEASE COMMITMENTS

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

The Company leased approximately 37,000 square feet of manufacturing, laboratory and office space in a single-story building located in Franklin, Massachusetts under a lease expiring October 31, 2017. On July 17, 2015, the Company entered into a Lease Termination Agreement (the “Termination Agreement”), whereby the Company paid a fee of $150,000 to terminate this lease. The lease termination was effective as of May 31, 2015.

 On May 5, 2015, the Company signed a lease for approximately 10,000 square feet for a research and development facility in Littleton, Massachusetts. The lease is for 65 months. Effective base monthly rent over the lease term will be $11,470.  The Company moved to the new facility from its Franklin, Massachusetts location on July 3, 2015. The Company agreed to post a $50,000 Letter of Credit until July 1, 2015 while the Littleton facility was being improved. Such amount was increased to $150,000 on July 1, 2015. The Letter of Credit is expected to be reduced to $50,000 after 24 months of timely lease payments.

(6)  DERIVATIVE LIABILITIES

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

	2015	2014
Derivative warrant liability as of January 1	$208,155	$1,119,155
Loss (gain) on revaluation	7,845	(533,000)
Derivative warrant liability as of June 30	$216,000	$586,155

None of the derivative warrants were exercised in 2015 or 2014 pursuant to cashless exercise provisions.

Derivative financing liability:

In December 2014, the Company reached agreement with investors to provide $4,000,000 of installment financing in exchange for Series F Preferred Stock and warrants. The deal was priced at $1.50 per share or the stock price in effect, if lower. At June 30, 2015, installments totaling $500,000 still remained to be paid by investors, potentially representing 333,333 shares of Series F Preferred to be issued in the future with warrants to purchase the same number of common shares at the agreed exercise price of $3.00. Our closing market price at June 30, 2015 of $1.70 per share was $0.20 above the deal price of $1.50. As a result of the market price being higher than the stated deal price, the Company was required to record a charge to financing expense and a corresponding credit to derivative liability representing the potential value to be provided in excess of the potential cash proceeds calculated as follows:

Excess of Market share price over deal share price ($1.70 vs. $1.50)	$0.20
Potential future share issuance	333,333
$66,667
Fair value of warrants utilizing Black-Scholes model	352,333
$419,000

As the Company receives subsequent cash installments, the derivative liability will increase or decrease depending on the fair value of the shares and warrants on the date the installments are made.

(7)  EQUITY TRANSACTIONS

Restart of Operations and related option grants

On January 2, 2015, in conjunction with restarting the operations of the Company, stock option grants to purchase 400,000 shares of Common Stock at an exercise price of $1.35 were issued to various employees primarily at our Franklin, Massachusetts research and development facility. On January 5, 2015, an additional stock option grant was made to purchase 50,000 shares of our Common stock at an exercise price of $1.48 to our new Manager of Business Development in Iselin, New Jersey. On March 2, 2015, we issued another stock option grant to purchase 20,000 shares of our Common Stock at $2.34 to a senior technician hired for our Franklin facility. On May 11, 2015 option grants to purchase 55,000 shares at $1.31 were issued to newly hired software and electrical engineers. On May 15, 2015, an option grant to purchase 40,000 shares at $1.29 was issued to a systems engineer. On May 26, 2015 an option grant to purchase 30,000 shares at $1.62 was issued to a newly hired software engineer. All grants vest over three years with one-third vesting immediately and the balance vesting equally at each of the two respective anniversary periods. All grants were made pursuant to the 2008 Equity Compensation Plan.

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

Exchange of Common Stock for Series F Preferred Stock

On January 9, 2015 and again on March 31, 2015, Platinum Partners Value Arbitrage Fund, L.P. (PPVA) and Platinum Partners Liquid Opportunity Fund, L.P. exchanged 843,526 and 208,884 and 356,474 and 91,116, respectively of their common shares held for Series F Preferred Stock. Based on the terms of the Series F (e.g. conversion ratio of 1:1 and no liquidation preference) the Company determined that the value of the Series F is equivalent to the common shares.

Capital Contribution

Late in the third quarter of 2014, the research and development operations of the Company were suspended and key personnel were laid off. In October 2014, two of the Company’s directors received a non-recourse loan for $500,000 from PPVA. The purpose of this contribution was to provide the directors monies to advance their plan for the Company and attempt to maintain its viability during the suspension of operations. $440,675 was expended in the fourth quarter of 2014 by these directors primarily for salaries of key employees and targeted technology efforts focused on the wearable technology sector. The Company considered this expenditure by two of its directors a capital contribution since the funds were spent on matters specifically related to the operations of the Company. In February 2015, the $440,675 capital contribution together with the balance of monies received in 2015 of $59,325, equivalent to the original $500,000 the two directors had received, was settled in Series F shares by the Company to PPVA. See discussion below.

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

At the time of the workforce reduction announcement, Platinum Management (NY) LLC (“Platinum”), together with its affiliates, a significant stockholder of the Company, was in the process of engaging in a proxy contest with the Company pursuant to which it sought to ultimately remove three of the then-current directors of the Company. In conjunction therewith, Platinum provided $500,000 on a non-recourse basis to two of the Company’s directors whose removal Platinum was not seeking, namely Michael Goldberg and Shepard Goldberg, which was recorded as a capital contribution (“Contribution”) in 2014. Proceeds of the Contribution were utilized for retaining certain key employees and for research and technology initiatives, all for the benefit of the Company. A small portion of the monies was not disbursed, which was transferred to the Company. At the time of the Contribution, Shepard Goldberg and Michael Goldberg agreed that, should the Contribution ultimately benefit the Company, they would use their best efforts to cause the Company to issue equity to Platinum as consideration for making the Contribution.

In December 2014, as part of a negotiated settlement agreement, the three directors, whom Platinum sought to remove, resigned as directors and Platinum agreed to make a direct investment in the Company.  In connection with the proxy contest, Platinum expended $550,000 on legal representation and related expenses. In its proxy statement, Platinum advised stockholders that it would pay all the costs associated with the solicitation of proxies, but would seek reimbursement from the Company, and not submit such reimbursement to a vote of stockholders.

On February 12, 2015, the Company agreed to reimburse Platinum for its Contribution and the Expenses it incurred in the proxy fight. In this regard, the Board of Directors of the Company determined that both the Contribution and Expenses together resulted in the Company being able to continue operations and put into place a strong management team.  Pursuant to a Reimbursement Agreement, dated February 12, 2015 (the “Reimbursement Agreement”), Platinum received 548,177 shares of Series F Convertible Preferred Stock (consisting of 333,333 shares of Series F for the $500,000 capital contribution and 214,844 shares of Series F for the $550,000 of legal expenses they incurred, for a Series F share total of 548,177) and Warrants to purchase 333,333 shares of common stock of the Company. These Warrants expire in five years and have a $3.00 per share exercise price. Additionally, the Company agreed to re-price 700,000 warrants, originally disbursed to Platinum in connection with its August 31, 2012 Loan Agreement, and referred to as the Derivative Warrants, then priced in the $20.00 to $22.70 range per share, to $7.50 per share. The Company recorded a non-cash charge to legal expense for $328,000 representing the cost of re-pricing the Derivative Warrants. The Company also recorded a non-cash charge of $7,845 related to the change in the value of the derivative liability. Additionally, the Company recorded a charge to financing expense of $924,000 representing the additional value given to the investors as a result of the closing market price of $2.56 being above the deal price of $1.50 used for the reimbursement of the $500,000 capital contribution. The shares issued for the legal expenses were done at the market close of the Company’s Common Stock on the date of the Reimbursement Agreement.

Equity Raise

For the three and six months ended June 30, 2015, the Company received $1,500,000 and $2,500,000, respectively, from its $4,000,000 December 2014 financing and issued 1,000,000 and 1,666,666 shares, respectively, of Series F Preferred Stock and warrants to purchase the same number of shares of Common Stock at an exercise price of $3.00 were issued to investors. The Company recorded financing expense of $3,014,000 with a corresponding credit to additional paid in capital since the average market price on the dates the financing was received was above the deal price of $1.50, representing excess value provided to the investors.

(8)  EQUITY COMPENSATION PLANS

In March 2003, the Company’s shareholders approved its 2003 Stock Option and Incentive Plan (the “2003 Plan”). Pursuant to the 2003 Plan, the Company’s Board of Directors (or its committees and/or executive officers delegated by the Board of Directors) may grant incentive and nonqualified stock options, restricted stock, and other stock-based awards to the Company’s employees, officers, directors, consultants and advisors.  As of June 30, 2015, there were 5,000 restricted shares of Common Stock issued and options to purchase an aggregate of 26,500 shares of Common Stock outstanding under the 2003 Plan and no shares are available for future grants due to the 2003 Plan’s expiration.

In May 2008, the Company’s shareholders approved the 2008 Equity Compensation Plan, as amended (the “2008 Plan”). The 2008 Plan provides for grants of incentive stock options to employees and nonqualified stock options and restricted stock to employees, consultants and non-employee directors of the Company. The maximum number of shares available under the 2008 Plan is 10,000,000 shares.  As of June 30, 2015, there were 27,805 restricted shares of Common Stock issued and options to purchase 1,640,733 shares of Common Stock outstanding under the 2008 Plan and 8,318,462 shares available for future grants.

The following table shows the remaining shares available for future grants for each plan and outstanding shares:

	Equity Compensation Plans		Not Pursuant
	2003 Plan	2008 Plan	to a Plan
Shares Available For Issuance
Total reserved for stock options and restricted stock	160,000	10,000,000
Net restricted stock issued net of cancellations	(5,000)	(27,805)
Stock options granted	(154,449)	(3,070,883)
Add back options cancelled before exercise	92,349	1,417,150
Less shares no longer available due to Plan expiration	(92,900)	—
Remaining shares available for future grants at June 30, 2015	—	8,318,462

Stock options granted	154,449	3,070,883	310,000
Less:Stock options cancelled	(92,349)	(1,417,150)	(243,333)
Stock options exercised	(35,600)	(13,000)	(66,667)
Net shares outstanding before restricted stock	26,500	1,640,733	—
Net restricted stock issued net of cancellations	5,000	27,805	6,485
Outstanding shares at June 30, 2015	31,500	1,668,538	6,485

(9)STOCK OPTIONS

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

For options issued and outstanding during the three month periods ended June 30, 2015 and 2014, the Company recorded additional paid-in capital and non-cash compensation expense of $585,000 and $137,000, respectively, each net of estimated forfeitures.

The assumptions used principally for stock options granted to employees and members of the Company’s Board of Directors in the six months ended June 30, 2015 and 2014 were as follows:

	2015	2014
Risk-free interest rate %	1.46 - 1.90	0.11 - 2.08
Expected dividend yield	—	—
Expected term - years	5 – 5.5	1 - 6
Forfeiture rate % (excluding fully vested stock options)	7.5 - 15	15
Expected volatility %	92 - 93	129 - 141

A summary of stock option activity for the six months ended June 30, 2015 is as follows:

Stock Options	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding options at January 1, 2015	1,039,900	$3.00
Granted	895,000	$1.47
Forfeited or expired	(267,667)	$4.06
Outstanding options at June 30, 2015	1,667,233	$2.01	9.24	$—
Exercisable options at June 30, 2015	593,750	$2.56	9.02	$—

The weighted-average grant-date fair value of stock options granted for the ended June 30, 2015 was $1.47 per share.  As of June 30, 2015, there was approximately $950,000 of total unrecognized compensation expense related to non-vested share-based option compensation arrangements. With the exception of the unrecognized share-based compensation related to certain restricted stock grants to officers and employees that contain performance conditions related to FDA approval for the Company’s CGM system or the sale of substantially all of the stock or assets of the Company, unrecognized compensation is expected to be recognized over the next four years.

(10)            RESTRICTED STOCK

For restricted stock issued and outstanding during the three month periods ended June 30, 2015 and 2014, the Company incurred non-cash compensation expense of approximately $26,000 and $108,000, respectively, each net of estimated forfeitures.

During the three months ended June 30, 2015, the Company did not grant restricted shares of Common Stock to any officers, employees, directors and consultants of the Company.

A summary of non-vested restricted stock activity as of and for the six months ended June 30, 2015 is as follows:

Restricted Stock	Shares	Weighted- Average Grant-Date Fair Value
Non-vested shares at January 1, 2015	47,958	$9.74
Vested	(6,338)	$3.68
Forfeited	(2,330)	$6.05
Non-vested shares at June 30, 2015	39,290	$12.12

Among the 39,290 shares of non-vested restricted stock, the various vesting criteria include the following:

•	14,185 shares of restricted stock vest upon the FDA approval of our CGM system or the sale of the Company;

•	21,480 shares of restricted stock vest over 4 years, at each of the anniversary dates of the grants; and

•	3,625 shares of restricted stock vest over 1 year, at each of the anniversary dates of the grants.

As of June 30, 2015, there was approximately $213,000 of total unrecognized compensation expense related to non-vested share-based restricted stock arrangements granted pursuant to the Company’s equity compensation plans that vest over time in the foreseeable future. As of June 30, 2015, the Company cannot estimate the timing of completion of performance vesting requirements required by certain of these restricted stock grant arrangements.  Compensation expense related to these restricted share grants will be recognized when the Company concludes that achievement of the performance vesting conditions is probable.

(11)       WARRANTS

In the three and six months ended June 30, 2015, the Company issued warrants to purchase 999,999 and 1,666,666 shares of our common stock, respectively, in connection with a partial closing related to the private placement of the Company’s Common Stock as well as the 333,333 shares of our common stock in connection with a Reimbursement Agreement. See Notes 6and7.

The Derivative Warrants to purchase 700,000 shares of our Common Stock, at exercise prices ranging from $20.00 to $22.70, and expiring in 2017, are included in the outstanding warrants at January 1, 2015. On February 12, 2015, these warrants were re-priced to $7.50 to compensate PPVA in connection with the Reimbursement Agreement reached between the Company and PPVA. See Notes 6 and 7.

A summary of warrant activity for the six months ended June 30, 2015 is as follows:

Warrants	Shares	Weighted-Average Exercise Price
Outstanding warrants at January 1, 2015	1,847,066	$10.04
Granted	1,999,999	$3.00
Forfeited	(37,638)	$22.50
Outstanding warrants at June 30, 2015	3,809,427	$3.81

At June 30, 2015, the Company had the following outstanding warrants:

Type of Warrant/ Range of Exercise Prices	Expirations	Number Outstanding	Weighted- Average Remaining Contractual Life (years)	Weighted- Average Exercise Price	Number Exercisable
Derivative:
$7.50	8/31/17 to 11/6/17	700,000	2.23	$7.50	700,000
Equity:
$2.75 - $3.00	12/10/18 to 03/09/20	3,109,427	4.59	$2.98	3,109,427
Total outstanding		3,809,427			3,809,427

The Company uses valuation methods and assumptions that consider among other factors the fair value of the underlying stock, risk-free interest rate, volatility, expected life and dividend rates in estimating fair value for the warrants considered to be derivative instruments. The following assumptions were utilized by the Company:

Risk-free interest rate	.70%
Expected dividend yield	—
Expected term - years (contractual term)	2.5
Forfeiture rate	—
Expected volatility	92%

Expected volatilities are based on historical volatility of the Common Stock using historical periods consistent with the expected term of the warrant. The risk-free rate is based on the yield of a U.S. Treasury security with a term consistent with the warrant.

(12)           LITIGATION & OTHER SIGNIFICANT MATTERS

On July 4, 2015, the Company resolved its legal disputes with Patrick Mooney, its former Chairman, President and Chief Executive Officer, on mutually-agreeable terms and all related litigation was dismissed with prejudice.  On July 27, 2015, the Company made a settlement payment of $150,000 to Dr. Mooney and additional payments were made to Dr. Mooney from the Company’s insurers.

From time to time, in addition to that which is identified above, we are subject to legal proceedings, claims, investigations, and proceedings in the ordinary course of business. In accordance with generally accepted accounting principles, we make a provision for a liability when it is both probable that a liability has been incurred and the amount of the loss or range of loss can be reasonably estimated. These provisions, if any, are reviewed at least quarterly and adjusted to reflect the impacts of negotiations, settlements, rulings, advice of legal counsel, and other information and events pertaining to a particular case. Litigation is inherently unpredictable. We believe that we have valid defenses with respect to the legal matters pending against us and are vigorously defending these matters. Given the uncertainty surrounding litigation and our inability to assess the likelihood of a favorable or unfavorable outcome in the above noted matters and our inability to reasonably estimate the amount of loss or range of loss, it is possible that the resolution of one or more of these matters could have a material adverse effect on our consolidated financial position, cash flows or results of operations.  At June 30, 2015, no litigation loss is deemed probable or reasonably estimated other than the $150,000 for the Dr. Mooney matter which is included in accrued expenses at June 30, 2015.

NASDAQ Compliance

On January 30, 2015, the Company received a letter from NASDAQ indicating that the Company no longer complies with NASDAQ’s audit committee requirements set forth in NASDAQ Listing Rule 5605.  Such rule requires that the Audit Committee of the Company have a minimum of three members and be composed only of independent directors.  On December 31, 2014, Vincent Enright, William Grieco and James Smith resigned from the Board of Directors of the Company, as well as its Audit Committee. As a result, the Audit Committee had no members as of Decembers 31, 2014.  On January 5, 2015, the Board of Directors appointed Shepard Goldberg and Dr. Michael Goldberg to the Audit Committee, both of whom are independent directors.

NASDAQ provided to the Company a cure period in order to regain compliance as follows:

•	until the earlier of the Company’s next annual shareholders’ meeting or December 31, 2015; or

•	if the next annual shareholders’ meeting is held before June 29, 2015, then the Company must evidence compliance no later than June 29, 2015.

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

Research and Development

We believe that ongoing research and development (“R&D”) efforts are essential to our success. A major portion of our operating expenses to date is related to our research and development activities. R&D expenses generally consist of internal salaries and related costs, and third-party vendor expenses for product design and development. In addition, R&D costs include regulatory consulting, feasibility product testing (internal and external) and conducting nonclinical and clinical studies. R&D expenses were approximately $1,629,000 for the six months ended June 30, 2015. We intend to maintain our strong commitment to R&D as an essential component of our product development efforts. Our ability to raise sufficient financing may impact our level of R&D spending and progress towards milestones.

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

On an ongoing basis, we evaluate our estimates and judgments for all assets and liabilities, including those related to intangible asset impairment, long-lived asset impairment, stock-based compensation expense and the fair value of stock purchase Warrants classified as derivative liabilities. We base our estimates and judgments on historical experience, current economic and industry conditions and on various other factors that are believed to be reasonable under the circumstances. This forms the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. There have been no changes in our critical accounting policies and estimates subsequent to those disclosed in our Annual Report on Form 10-K as filed with the SEC on April 15, 2015.

We believe that full consideration has been given to all relevant circumstances that we may be subject to, and the consolidated financial statements accurately reflect our best estimate of the results of operations, financial position and cash flows for the periods presented.

Results of Operations

Comparison of the Three and Six Months ended June 30, 2015 and 2014

Net Loss — As a result of the factors described below, we had a net loss of $10,842,598 and $19,146,310 for the three and six months ended 2015, respectively, compared to $3,763,976 and $6,537,017 for the three and six months ended 2014, respectively.

Impairment Charge — The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the asset’s carrying amount may not be recoverable. The Company conducts its long-lived asset impairment analyses by grouping assets and liabilities at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities and evaluate the asset group against the sum of the undiscounted future cash flows. If the undiscounted cash flows do not indicate the carrying amount of the asset is recoverable, an impairment charge is measured as the amount by which the carrying amount of the asset group exceeds its fair value based on discounted cash flow analysis or appraisals.

In connection with the preparation of the financial statements in the second quarter of fiscal 2015, the Company concluded it had a triggering event requiring assessment of impairment for its intangibles in conjunction with an expected out-licensing strategy that new management had hoped to pursue. Extremely limited financial resources coupled with the remaining short patent lives, discussions with previous consultants regarding their progress with bringing value to the intangibles, a review of competitive formulations and discussions with new consultants to explore out-licensing strategies led newly-hired corporate management to conclude it was best to abandon its initial hope to garner value from its intangibles. Accordingly, due to this change in strategy, no monies are now expected to be obtained relating to the Azone Drug Master File, the Durhalieve and MAZ Investigational New Drug applications and the MAZ Orphan Drug application (collectively, the AzoneTS-based technology acquired in 2007) intangibles. As a result, the Company reviewed its intangibles for impairment and recorded a $9.625 million impairment charge, or the full value of the intangibles, on the consolidated statement of operations in the second quarter of 2015.

Licensing Revenue — We signed two licensing agreements during fiscal year 2009, each with a minimum term of ten years, that required non-refundable license payments by the licensees. The non-refundable license payments received in cash totaled $1,250,000 across both transactions. Approximately $95,000 remained unrecognized at June 30, 2015. We have been recognizing the non-refundable payments as revenue on a straight-line basis over our contractual or estimated performance period.  Periodically, we have adjusted our amortization period for revenue recognition for each of our license arrangements to reflect a revision in the estimated timing of regulatory approval. We determined that $0 in 2015 and $19,000 and $38,000 in 2014 of licensing revenue were recognizable for each of the respective three and six month periods ended.

Research and Development Expenses —R&D expenses decreased by approximately $853,000, or 52%, to $797,761 for the three months ended 2015 from $1,650,761 for the same period in 2014. R&D expenses represented 30% and 42% during the three months ended, of total operating expenses (excluding the impairment charge) in 2015 and 2014, respectively. Declines for the quarter were primarily attributable to approximate decreases in: payroll $264,000, contracted services $278,000, consulting $67,000 and prototypes $148,000.

R&D expenses decreased by approximately $1,288,000, or 44%, to $1,629,094 for the six months ended 2015 from $2,916,963 for the same period in 2014. R&D expenses represented 32% and 44% during the six months ended, of total operating expenses (excluding the impairment charge) in 2015 and 2014, respectively.  Declines for the six months were primarily attributable to approximate decreases in: payroll $567,000, contracted services $163,000, consulting $244,000 and prototypes $178,000.

 R&D expenses decreased primarily as a function of the funding available to us in 2015 during the three and six month periods.

For the six months ended June 30, 2015, we concentrated our limited funding on continuing the transformation of our prior ICU product line for use in the wearable-health consumer and diabetes outpatient marketplaces. Specifically, we are developing a new generation of flexible, wearable, non-invasive technology with smartphone applicability.

Additionally, we devoted resources to assist our partner in China, Medical Technologies Innovation Asia Ltd. (MTIA), in meeting the stringent requirements set forth by the China Food and Drug Administration (CFDA).

During the first half of 2015, we improved our CGM consistency and reliability through improvements to the key components of the system. We successfully demonstrated a Smartphone App and glucose tracking comparison against an industry leading CGM.  With respect to specific components, our progress was as follows:

•	Skin Preparation Device: Completed industrial design of new self-exfoliating device and tips, which will be lower cost, easier to use and compatible with our new sensor.

•	Sensor: Completed industrial design of new flexible sensor, which will be higher performing, lower cost, smaller and will have a re-usable Bluetooth transmitter.

Selling, General and Administrative Expenses — S,G&A expenses decreased by approximately $824,000, or 38%, to $1,360,796 for the three months ended 2015 from $2,184,480 for the same period in 2014. S,G&A expenses represented 51% and 56% of total operating expenses (excluding the impairment charge) during the three months ended 2015 and 2014, respectively. The decline for the three months was primarily attributable to approximate decreases in: proxy solicitation $598,000, investor relations $60,000, board fees $96,000, salaries and consultant fees of $157,000 and recruiting fees of $153,000, offset by an increase in legal fees of $208,000 primarily related to the Mooney matter which the Company settled in the second quarter of 2015.

S,G&A expenses decreased by approximately $665,000, or 19%, to $2,843,061 for the six months ended 2015 from $3,507,642 for same period in 2014. S,G&A expenses represented 55% and 53% of total operating expenses (excluding the impairment charge) during the six months ended 2015 and 2014, respectively. The decline for the six months was primarily attributable to: approximate decreases in proxy solicitation $605,000, investor relations $110,000, board fees $173,000, recruiting fees of $148,000, salaries and consultant fees $210,000, and franchise taxes of 129,000, offset by an increase in legal fees of $656,000 related to the Mooney matter which the Company settled in the second quarter of 2015.

S,G&A expenses for 2014 reflect the proxy battle that enveloped the Company in 2014 which caused outsized increases in proxy solicitation and investor relations costs. Board fees, which were reduced to $30,000 per director in 2015, from a fee arrangement in 2014 which consisted of $45,000 per director and $95,000 paid to the Lead Director, plus additional meeting fees to each director for attendance and subcommittee chair responsibilities, and reflect the cost of the numerous meetings held primarily by former directors in 2014 when the Company was without a permanent chief executive officer. Recruiting fees in 2014 reflect a large fee for an executive recruiter to conduct a search for a chief executive officer. Mr. Hollander was not sourced by this firm. Offsetting costs for the six month period ended 2015 include legal fees primarily related to the Mooney matter which the Company settled in the second quarter of 2015.

Loss (gain) on disposal of property and equipment — The loss on disposal of $130,594 for the three months ended 2015 primarily reflects the write-down of furniture sold to the incoming tenant of the Franklin, MA facility which we moved out of in the third quarter.  The loss on disposal of $239,434 for the six months ended 2015 reflects the aforementioned loss in addition to losses on furniture and fixtures sold when we relocated from Philadelphia to Iselin, NJ in the first quarter of 2015.

Depreciation and Amortization expense — Depreciation expense increased by approximately $263,000, or 266%, to $361,616 for the three months ended 2015 from $98,892 for the same period in 2014. Depreciation expense increased by approximately $250,000, or 126%, to $448,320 for the three months ended 2015 from $198,792 for the same period in 2014. The large increases in both periods reflected an acceleration of the depreciation on the leasehold improvements which the Company abandoned in Franklin, Massachusetts. The Company had $765,369 of leasehold improvements which it wrote-off in connection with its move to Littleton, Massachusetts.

Gain (loss) on Revaluation of Derivative Warrant Liability — Changes in the fair value of derivative financial instruments are recognized each period as a derivative gain or loss. The primary underlying risk exposure pertaining to the Warrants is the change in fair value of the underlying common stock. The gain (loss) on revaluation of the derivative warrant liability for the three months ended 2015 and 2014 was $250,000 and $393,000, respectively, and ($7,845) and $533,000, respectively, for the six months ended 2015 and 2014.

Financing gain (loss) — This is a non-cash charge with two components representing: (i) the excess value given to investors in 2015, who received shares of Series F Stock and warrants to purchase the same number of shares of our common stock, when the closing market price was above the $1.50 purchase price they paid for their shares and warrants. We recorded a non-cash charge of $3,938,000 related to these investors, and (ii) the potential excess future value represented by the 333,333 shares and warrants to purchase the same number of shares for the remaining $500,000 of investment still outstanding under our December 2014 financing, based on our closing market price at June 30, 2015 of $1.70. We recorded a non-cash charge of $419,000 related to these future investments. For the three months ended 2015 we recorded a gain of $1,177,000 representing the difference between what we had estimated the value of the derivative transactions would cost the Company at the end of the first quarter and what they actually represented during the second quarter.

Interest Expense — Interest expense decreased by approximately $241,000 to $2,001 from $243,450 for the three months ended 2015 and 2014, respectively.  Interest expense decreased approximately $482,000 to $4,726 from $486,334 for the six months ended 2015 and 2014, respectively. The decrease in both periods represents the amortization in 2014 of deferred financing costs for the fair value of the Commitment Warrant issued pursuant to the Montaur Credit Facility established in August 2012. Such facility was terminated in October 2014.

Liquidity and Capital Resources

We have financed our operations since inception primarily through sales of our equity, the issuance of convertible promissory notes, draws from a non-revolving credit facility, unsecured and secured promissory notes, non-refundable payments received under license agreements and cash received in connection with exercises of Common Stock options and warrants. As of June 30, 2015, we had $337,423 of cash and cash equivalents, with no other short-term investments.

Cash Flows for the Six Months ended June 30, 2015

Net cash used in operating activities was approximately $3,155,000. The use of cash in operating activities was primarily attributable to the net loss of approximately $19,146,000 offset by non-cash expenses of $9,625,000 for an impairment charge,  $448,000 for depreciation and amortization, $611,000 for share-based compensation expense, a $328,000 charge for a warrant re-pricing related to reimbursement for legal expenses of the 2014 proxy battle, a loss on revaluation of $8,000 related to derivative credit facility warrants, $4,357,000 non-cash charges to financing expense in connection with continuing installments from our December 2014 financing as well as the capital contribution repaid on the same terms,  and a $239,000 loss on the sale and disposal of property and equipment resulting from primarily the closing of our Philadelphia office and write-off of various leasehold improvements. Increases in prepaid and other, as well as a net increase in accounts payable and accrued expenses, resulted in an increase in cash available for operations of approximately $375,000.

Net cash used in investing activities was approximately $120,000. Cash of approximately $20,000 was provided by the sales of certain property and equipment in connection with our move from Philadelphia to Iselin, New Jersey.  Also, cash of approximately $12,000 was used to purchase property and equipment during the same 2015 period. The Company used $127,000 to secure letters of credit for its new corporate headquarters and its new research facility in Littleton, Massachusetts.

Net cash provided by financing activities was approximately $2,333,000. We received $2,500,000 in proceeds from the sale of our Series F Preferred Stock with warrants and a capital contribution of approximately $59,000. Principal payments on premium financing used approximately $227,000.

Subsequent to June 30, 2015, the Company received the final installment of cash proceeds of $500,000 from a $4,000,000 equity financing it had arranged in December 2014.

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

Our Chief Executive Officer and Chief Financial Officer concluded that as of June 30, 2015 the following material weaknesses existed:

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

PART II—OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

On July 4, 2015, we resolved our legal disputes with Patrick Mooney, our former Chairman, President and Chief Executive Officer, on mutually-agreeable terms and all related litigation was dismissed with prejudice. On July 27, 2015, we made a settlement payment of $150,000 to Dr. Mooney and additional payments were made to Dr. Mooney from our insurers.

ITEM 6.  EXHIBITS.

The Exhibits listed in the Exhibit Index immediately preceding such Exhibits are filed with or incorporated by reference in this report, except as noted.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ECHO THERAPEUTICS, INC.

Date: August 14, 2015	By:	/s/ Scott W. Hollander
Scott W. Hollander
President and Chief Executive Officer
(Principal Executive Officer)

/s/ Alan W. Schoenbart
Alan W. Schoenbart
Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
10.1
Lease, dated May 5, 2015, between Echo Therapeutics, Inc. and Ferris Development 352 Turnpike Road, LLC is incorporated by reference to Exhibit 10.3 on the Company’s Quarterly Report on Form 10-Q filed May 15, 2015.

10.2
Lease Termination Agreement, dated July 17, 2015, between Exeter 10 Forge Park, LLC and Echo Therapeutics, Inc., is incorporated by reference to Exhibit 10.1 on the Company’s Current Report on Form 8-K filed July 20, 2015.

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
101
The following materials from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended
June 30, 2015, formatted in XBRL (Extensible Business Reporting Language), (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Cash Flows, and (iv) Notes to Consolidated Financial Statements.