Form 10-Q
period 2015-09-30
Echo Therapeutics, Inc.
filed 2015-11-16
CIK 1031927

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
________________

FORM 10-Q
________________

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2015.

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _________ to __________.

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

As of November 10, 2015, 11,127,292 shares of the registrant’s Common Stock, $0.01 par value, were issued and outstanding.

i

PART I—FINANCIAL INFORMATION

ITEM 1.FINANCIAL STATEMENTS.

ECHO THERAPEUTICS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30,	December 31,
	2015	2014
ASSETS

Current assets:
Cash and cash equivalents	$3,230	$1,278,941
Prepaid and other	223,477	490,824
Total current assets	226,707	1,769,765

Property and equipment, net	302,041	1,138,593

Other assets:
Intangibles, net	—	9,625,000
Cash restricted pursuant to letters of credit	236,425	52,488
Other	250	9,990
Total other assets	236,675	9,687,478
Total assets	$765,423	$12,595,836

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current liabilities:
Accounts payable	$1,915,502	$1,801,469
Accrued and other	317,555	968,392
Premium financing payable	29,203	—
Derivative warrant liability	270,000	208,155
Total current liabilities	2,532,260	2,978,016
Deferred revenue, net	95,535	95,535
Total liabilities	2,627,795	3,073,551

Commitments and contingencies

Stockholders’ equity (deficit):
Preferred Stock, $0.01 par value; 40,000,000 shares authorized:
Convertible Series
C - 10,000 shares authorized; issued and outstanding 1,000 shares	10	10
D - 3,600,000 shares authorized; issued and outstanding 1,000,000 shares	10,000	10,000
E - 1,748,613 shares authorized; issued and outstanding	17,486	17,486
F - 6,000,000 shares authorized; issued and outstanding 5,209,513 (200,000 subscribed) and 840,336 shares, respectively	52,095	8,403
Common stock, $0.01 par value; 150,000,000 shares authorized; issued and outstanding 11,127,292 and 12,629,695 shares, respectively	111,270	126,295
Additional paid-in capital	147,100,565	137,292,157
Subscriptions receivable: Series F - 200,000 shares	(300,000)	—
Accumulated deficit	(148,853,798)	(127,932,066)
Total stockholders’ equity (deficit)	(1,862,372)	9,522,285
Total liabilities and stockholders’ equity (deficit)	$765,423	$12,595,836

See accompanying notes to the condensed consolidated financial statements.

ECHO THERAPEUTICS, INC. CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2015	2014	2015	2014
Licensing revenue	$—	$19,107	$—	$57,321
Total revenues	—	19,107	—	57,321

Operating Expenses:
Research and development	640,584	1,204,231	2,269,678	4,097,204
Selling, general and administrative	739,073	1,630,333	3,582,134	5,161,965
Impairment charge	—	—	9,625,000	—
Loss (Gain) on disposal of property and equipment	39,382	—	278,816	(1,500)
Depreciation and amortization	39,171	97,894	487,491	296,686
Total operating expenses	1,458,210	2,932,458	16,243,119	9,554,355

Loss from operations	(1,458,210)	(2,913,351)	(16,243,119)	(9,497,034)

Other Income (Expense):
Interest expense	(212)	(240,908)	(4,938)	(727,242)
(Loss) Gain on revaluation of derivative warrant liability	(54,000)	473,000	(61,845)	1,006,000
Financing (loss)	(263,000)	—	(4,620,000)	—
Other	—	—	8,170	—
Other income (expense), net	(317,212)	232,092	(4,678,613)	278,758

Net loss	$(1,775,422)	$(2,681,259)	$(20,921,732)	$(9,218,276)
Net loss per common share, basic and diluted	$(0.16)	$(0.21)	$(1.86)	$(0.76)
Basic and diluted weighted average common shares outstanding	11,127,475	12,660,182	11,266,571	12,199,476

See accompanying notes to the condensed consolidated financial statements.

ECHO THERAPEUTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2015
(Unaudited)

	Preferred Stock		Common Stock		Additional Paid-in Capital	Subscriptions Receivable	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount

Balance at December 31, 2014	3,589,949	$35,899	12,629,695	$126,295	$137,292,157	$—	$(127,932,066)	$9,522,285
Exchange - Common Stock for Series F	1,500,000	15,000	(1,500,000)	(15,000)	—	—	—	—
Proceeds from issuance of Series F and warrants	2,121,000	21,210	—	—	6,663,290	—	—	6,684,500
Series F subscribed	200,000	2,000			491,000	(300,000)		193,000
Capital contribution	—	—	—	—	59,325	—	—	59,325
Issuance of Series F pursuant to Reimbursement Agreement	548,177	5,482	—	—	1,796,518	—	—	1,802,000
Share-based compensation, net of restricted stock cancellations	—	—	(2,503)	(25)	798,275	—	—	798,250
Net loss	—	—	—	—	—	—	(20,921,732)	(20,921,732))
Balance at September 30, 2015	7,959,126	$79,591	11,127,192	$111,270	$147,100,565	$(300,000)	$(148,853,798)	$(1,862,372)

See accompanying notes to the condensed consolidated financial statements.

ECHO THERAPEUTICS, INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
	For the Nine Months Ended September 30,
	2015	2014
Cash Flows From Operating Activities:
Net loss	$(20,921,732)	$(9,218,276)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	487,491	296,686
Share-based compensation, net	798,250	1,056,915
Fair value of common stock issued for services	—	8,404
Loss (gain) on revaluation of derivative warrant liability	61,845	(1,006,000)
Warrant repricing charged to legal expense	328,000	—
Loss (gain) on disposal of assets	278,816	(1,500)
Impairment charge	9,625,000	—
Financing loss	4,620,000	—
Amortization of deferred financing costs	—	726,003
Changes in assets and liabilities:
Prepaid and other	267,769	(184,986)
Other assets	—	2,076
Accounts payable	395,973	(130,748)
Deferred revenue from licensing arrangements	—	(57,321)
Accrued and other	(100,836)	(641,133)
Net cash used in operating activities	(4,159,424)	(9,149,880)
Cash Flows from Investing Activities:
Purchase of property and equipment	(55,836)	(36,626)
(Increase) decrease in restricted cash	(183,938)	250,000
Proceeds on disposal of property and equipment	126,082	1,887
Net cash (used in) provided by investing activities	(113,692)	215,261
Cash Flows From Financing Activities:
Proceeds from issuances of equity, net	3,181,500	2,350,000
Capital contribution	59,325	—
Principal payments on premium financing	(243,420)	(1,361)
Net cash provided by financing activities	2,997,405	2,348,639
Net decrease in cash and cash equivalents	(1,275,711)	(6,585,980)
Cash and cash equivalents:
Beginning of period	1,278,941	8,055,385
End of period	$3,230	$1,469,405

Supplemental disclosure of cash flow information:
Cash paid during the year:
Interest	$5,043	$2,154
Income taxes	$—	$—

Supplemental disclosure of non-cash financing transactions:
Prepaid insurance financed	$272,623	$—
Director’s fees payable offset against prepaid insurance	$272,200	$—
Accrued legal fees settled with stock	$550,000	$—
Security deposit offset against accounts payable	$9,740	$—
Conversion of Convertible Preferred Stock into Common Stock at par value	$15,000	$—
Subscriptions receivable for Series F Preferred Stock	$300,000	$—

See accompanying notes to the condensed consolidated financial statements.

Echo Therapeutics, Inc.
Notes to Condensed Consolidated Financial Statements
 (Unaudited)

(1)	ORGANIZATION AND BASIS OF PRESENTATION

Echo Therapeutics, Inc. (the "Company") is a medical device company with expertise in advanced skin permeation technology. The Company is developing its non-invasive, wireless continuous glucose monitoring (CGM) system with potential use in the wearable-health consumer market and the outpatient diabetes market. A significant longer-term opportunity may also exist in the hospital setting. Echo has also developed its needle-free skin preparation device as a platform technology that allows for enhanced skin permeation enabling extraction of analytes, such as glucose, enhanced delivery of topical pharmaceuticals and other applications.

The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Sontra Medical, Inc., a Delaware corporation. All significant intercompany balances and transactions have been eliminated in consolidation. These financial statements have been prepared in conformity with generally accepted accounting principles (“GAAP”) in the United States consistent with those applied in, and should be read in conjunction with, the Company’s audited consolidated financial statements and related footnotes for the year ended December 31, 2014 included in the Company’s Annual Report on Form 10-K as filed with the United States Securities and Exchange Commission (“SEC”) on April 15, 2015. Certain amounts in prior periods have been reclassified to conform to the current presentation. These financial statements reflect all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the Company’s financial position as of September 30, 2015 and its results of operations and cash flows for the interim periods presented and are not necessarily indicative of results for subsequent interim periods or for the full year. These interim financial statements do not include all of the information and footnotes required by GAAP for complete financial statements as allowed by the relevant SEC rules and regulations; however, the Company believes that its disclosures are adequate to ensure that the information presented is not misleading.

(2)      LIQUIDITY AND MANAGEMENT’S PLANS

The accompanying financial statements have been prepared on a basis that assumes that the Company will continue as a going concern and that contemplates the continuity of operations, the realization of assets and the satisfaction of liabilities and commitments in the normal course of business.  As of September 30, 2015, the Company had cash of $3,230, working capital deficit of ($2,305,553) and an accumulated deficit of ($148,853,798). The Company continues to incur recurring losses from operations. The Company will need to secure additional capital to fund its product development, research, manufacturing and clinical programs in accordance with its current planned operations. The Company has funded its operations in the past primarily through debt and equity issuances. Management will continue to pursue financing to fund its operations. No assurances can be given that additional capital will be available on terms acceptable to the Company. The accompanying financial statements do not include any adjustments that might result from the outcome of the uncertainty.

On November 2, 2015, we received $100,000 from Beijing Yi Tang Bio Science & Technology Ltd. ("BYT"), an affiliate of our Chinese partner, Medical Technologies Innovation Asia, Ltd. ("MTIA"), in exchange for 66,667 shares of Series F Convertible Preferred Stock and five year warrants to purchase the same amount of Common Stock with an exercise price of $3.00.

(3)  PROPERTY AND EQUIPMENT

  The principal categories and estimated useful lives of property and equipment were:

	9/30/15	12/31/14	Estimated Useful Lives
Computer equipment	$332,764	$334,865	3
Office and laboratory equipment	628,726	740,177	3-5
Furniture and fixtures	228,099	755,444	7
Manufacturing equipment	61,999	111,980	5
Leasehold improvements	41,968	825,589	3-7
Total property and equipment	1,293,556	2,768,055
Less accumulated depreciation and amortization	991,515	1,629,462
Property and equipment, net	$302,041	$1,138,593

  The Company recorded a loss on disposal of $278,816, primarily in connection with its corporate office and research facility relocations to Iselin, New Jersey and to Littleton, Massachusetts, respectively. In connection with its relocation from its Franklin, Massachusetts to Littleton, Massachusetts research facility, the Company sold excess furniture to the incoming tenant and this resulted in an increase in the loss on disposal. Additionally, each relocation required the Company to write-off its leasehold improvements. See Note 5.

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

(5)      OPERATING LEASE COMMITMENTS

The Company leased approximately 7,900 square feet of corporate office space in a multi-story building located in Philadelphia, Pennsylvania under a lease expiring May 31, 2017. The company terminated this lease early and moved to Iselin, New Jersey on January 15, 2015 where the Company has leased 2,800 square feet of office space for 38 months at a monthly effective base rental of approximately $7,300. The Company posted a $77,000 Letter of Credit to secure the lease which is reduced to $38,500 after nineteen months of occupancy, assuming no defaults, as defined.

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

(6)  DERIVATIVE LIABILITY

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

	9/30/14	12/31/14
Derivative warrant liability as of January 1	$208,155	$1,119,155
Loss (gain) on revaluation	61,845	(911,000)
Derivative warrant liability as of September 30	$270,000	$208,155

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

Equity Raise

For the three and nine months ended September 30, 2015, the Company received $981,500 and $3,481,500, respectively, from its $4,000,000 December 2014 financing and follow-on subscriptions on similar terms of $481,500 in the aggregate and    issued 654,334 and 2,321,000 shares, respectively, of Series F Preferred Stock and warrants to purchase the same number of shares of Common Stock at an exercise price of $3.00 were issued to investors. The Company recorded financing expense of $3,696,000 with a corresponding credit to additional paid in capital since the average market price on the dates the financing was received was above the deal price of $1.50, representing excess value provided to the investors. The aforementioned amounts include 200,000 Series F shares and warrants to purchase common stock at $3.00 to be issued upon the collection of subscriptions receivable. In connection with the aforementioned follow-on subscription agreements, the Company provided the subscriber with the right for the period of one year, at the subscriber’s option, to convert all or any part of the shares of Series F Preferred Stock and warrants purchased into the securities issued in a future financing that yields gross proceeds to the Company of at least $2,000,000. This right will pertain to both the securities issued in those follow-on offerings aggregating $481,500 or for those obtained in the previous December 18, 2014, $4,000,000 aggregate offering, in which they participated. Additionally, for a period of two years, the subscriber will have the right to participate in all financings of the Company such that they maintain their current ownership percentage in the Company.

Certificate of Increase

  On September 3, 2015, the Company filed a Certificate of Increase of Shares Designated as Series F Convertible Preferred Stock with the Secretary of State of the State of Delaware to increase the number of shares designated as its Series F Preferred Stock from 5,000,000 to 6,000,000 shares.

(8)  EQUITY COMPENSATION PLANS

In March 2003, the Company’s shareholders approved its 2003 Stock Option and Incentive Plan (the “2003 Plan”). Pursuant to the 2003 Plan, the Company’s Board of Directors (or its committees and/or executive officers delegated by the Board of Directors) may grant incentive and nonqualified stock options, restricted stock, and other stock-based awards to the Company’s employees, officers, directors, consultants and advisors.  As of September 30, 2015, there were 5,000 restricted shares of Common Stock issued and options to purchase an aggregate of 26,500 shares of Common Stock outstanding under the 2003 Plan and no shares are available for future grants due to the 2003 Plan’s expiration.

In May 2008, the Company’s shareholders approved the 2008 Equity Compensation Plan, as amended (the “2008 Plan”). The 2008 Plan provides for grants of incentive stock options to employees and nonqualified stock options and restricted stock to employees, consultants and non-employee directors of the Company. The maximum number of shares available under the 2008 Plan is 10,000,000 shares.  As of September 30, 2015, there were 18,106 restricted shares of Common Stock issued and options to purchase 1,640,733 shares of Common Stock outstanding under the 2008 Plan and 8,328,161 shares available for future grants.

The following table shows the remaining shares available for future grants for each plan and outstanding shares:

	Equity Compensation Plans		Not Pursuant
	2003 Plan	2008 Plan	to a Plan
Shares Available For Issuance
Total reserved for stock options and restricted stock	160,000	10,000,000
Net restricted stock issued net of cancellations	(5,000)	(18,106)
Stock options granted	(154,449)	(3,070,883)
Add back options cancelled before exercise	92,349	1,417,150
Less shares no longer available due to Plan expiration	(92,900)	—
Remaining shares available for future grants at September 30, 2015	—	8,328,161

Stock options granted	154,449	3,070,883	310,000
Less: Stock options cancelled	(92,349)	(1,417,150)	(243,333)
Stock options exercised	(35,600)	(13,000)	(66,667)
Net shares outstanding before restricted stock	26,500	1,640,733	—
Net restricted stock issued net of cancellations	5,000	18,106	6,485
Outstanding shares at September 30, 2015	31,500	1,658,839	6,485

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

For options issued and outstanding during the nine month periods ended September 30, 2015 and 2014, the Company recorded additional paid-in capital and non-cash compensation expense of $756,000 and $708,000, respectively, each net of estimated forfeitures.

The assumptions used principally for stock options granted to employees and members of the Company’s Board of Directors in the nine months ended September 30, 2015 and 2014 were as follows:

	2015	2014
Risk-free interest rate %	1.46 – 1.90	1.75 – 2.08
Expected dividend yield	—	—
Expected term - years	5 – 5.5	5.5 – 6.5
Forfeiture rate % (excluding fully vested stock options)	7.5 – 15	15
Expected volatility %	92 – 93	120 - 141

A summary of stock option activity for the nine months ended September 30, 2015 is as follows:

Stock Options	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding options at January 1, 2015	1,039,900	$3.00
Granted	895,000	$1.47
Forfeited or expired	(267,667)	$4.06
Outstanding options at September 30, 2015	1,667,233	$2.01	8.99	$—
Exercisable options at September 30, 2015	600,750	$2.55	8.77	$—

The weighted-average grant-date fair value of stock options granted for the nine month period ended September 30, 2015 was $1.47 per share.  As of September 30, 2015, there was approximately $779,000 of total unrecognized compensation expense related to non-vested share-based option compensation arrangements. With the exception of the unrecognized share-based compensation related to certain restricted stock grants to officers and employees that contain performance conditions related to FDA approval for the Company’s CGM system or the sale of substantially all of the stock or assets of the Company, unrecognized compensation is expected to be recognized over the next four years.

(10)            RESTRICTED STOCK

For restricted stock issued and outstanding during the nine month periods ended September 30, 2015 and 2014, the Company incurred non-cash compensation expense of approximately $42,000 and $349,000, respectively, each net of estimated forfeitures.

During the nine months ended September 30, 2015, the Company did not grant restricted shares of Common Stock to any officers, employees, directors and consultants of the Company.

A summary of non-vested restricted stock activity as of and for the nine months ended September 30, 2015 is as follows:

Restricted Stock	Shares	Weighted- Average Grant-Date Fair Value
Non-vested shares at January 1, 2015	47,958	$9.74
Vested	(16,037)	$4.62
Forfeited	(2,330)	$6.05
Non-vested shares at September 30, 2015	29,591	$12.80

Among the 29,591 shares of non-vested restricted stock, the various vesting criteria include the following:

•	14,185 shares of restricted stock vest upon the FDA approval of our CGM system or the sale of the Company; and

•	15,406 shares of restricted stock vest over 4 years, at each of the anniversary dates of the grants.

As of September 30, 2015, there was approximately $349,000 of total unrecognized compensation expense related to non-vested share-based restricted stock arrangements granted pursuant to the Company’s equity compensation plans that vest over time in the foreseeable future. As of September 30, 2015, the Company cannot estimate the timing of completion of performance vesting requirements required by certain of these restricted stock grant arrangements. Compensation expense related to these restricted share grants will be recognized when the Company concludes that achievement of the performance vesting conditions is probable.

(11)       WARRANTS

In the three and nine months ended September 30, 2015, the Company issued warrants to purchase 454,334 and 2,121,000 shares of our common stock, respectively, in connection with a partial closing related to the private placement of the Company’s Preferred Stock as well as the 333,333 shares of our common stock in connection with a Reimbursement Agreement. See Notes 6 and 7.

The Derivative Warrants to purchase 700,000 shares of our Common Stock, at exercise prices ranging from $20.00 to $22.70, and expiring in 2017, are included in the outstanding warrants at January 1, 2015. On February 12, 2015, these warrants were re-priced to $7.50 to compensate PPVA in connection with the Reimbursement Agreement reached between the Company and PPVA. See Notes 6 and 7.

  A summary of warrant activity for the nine months ended September 30, 2015 is as follows:

Warrants	Shares	Weighted- Average Exercise Price
Outstanding warrants at January 1, 2015	1,847,066	$10.04
Granted	2,454,333	$3.00
Forfeited	(37,638)	$22.50
Outstanding warrants at September 30, 2015	4,263,761	$3.72

At September 30, 2015, the Company had the following outstanding warrants:

Type of Warrant/ Range of Exercise Prices		Expirations	Number Outstanding	Weighted- Average Remaining Contractual Life (years)	Weighted- Average Exercise Price	Number Exercisable
Derivative:
	$7.50	8/31/17 to 11/6/17	700,000	1.98	$7.50	700,000
Equity:
	$2.75 - $3.00	12/10/18 to 09/24/20	3,563,761	4.40	$2.98	3,563,761
Total outstanding			4,263,761			4,263,761

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

(12)           LITIGATION & OTHER SIGNIFICANT MATTERS

On July 4, 2015, the Company resolved its legal disputes with Patrick Mooney, its former Chairman, President and Chief Executive Officer, on mutually-agreeable terms and all related litigation was dismissed with prejudice.  On July 27, 2015, the Company made a settlement payment of $150,000 to Dr. Mooney and additional payments were made to Dr. Mooney from the Company’s insurers. Such amount was recorded to legal expense in the second quarter of 2015.

From time to time, in addition to that which is identified above, we are subject to legal proceedings, claims, investigations, and proceedings in the ordinary course of business. In accordance with generally accepted accounting principles, we make a provision for a liability when it is both probable that a liability has been incurred and the amount of the loss or range of loss can be reasonably estimated. These provisions, if any, are reviewed at least quarterly and adjusted to reflect the impacts of negotiations, settlements, rulings, advice of legal counsel, and other information and events pertaining to a particular case. Litigation is inherently unpredictable. At September 30, 2015, no litigation loss is deemed probable or reasonably estimated.

NASDAQ Compliance

Audit Committee Requirement

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

  The Company intends to add at least one additional independent member to the Audit Committee by December 31, 2015 as required by Nasdaq Listing Rule 5605.

Requirement for Continued Listing

  On August 20, 2015, Echo Therapeutics, Inc. (the “Company”) received a letter from The Nasdaq Stock Market (“Nasdaq”) informing the Company that it is no longer in compliance with the minimum stockholders’ equity requirement for continued listing on the Nasdaq Capital Market. Nasdaq Listing Rule 5550(b)(1) requires listed companies to maintain stockholders’ equity of at least $2.5 million. Further, as of August 20, 2015, the Company did not meet the alternative compliance standards relating to the $35,000,000 market value of listed securities or $500,000 net income from continuing operations.

  This notification had no immediate effect on the Company’s listing on the Nasdaq Capital Market. Nasdaq provided the Company with 45 calendar days from the receipt of the Nasdaq letter to submit a plan to regain compliance with the minimum stockholders’ equity standard.

  On October 5, 2015, the Company submitted its plan to Nasdaq to regain compliance with the minimum stockholders’ equity standard. On October 26, 2015, based on the Company’s submission, Nasdaq granted the Company the maximum allowable 180 day extension to February 16, 2016 to evidence compliance with the listing standards.

  There can be no assurance that the Company will be able to regain compliance. If the Company does not regain compliance, or if the Company fails to satisfy another Nasdaq requirement for continued listing, Nasdaq staff could provide notice that the Company's common stock will become subject to delisting. In the event of delisting, the Company expects that its stock would trade on the OTC Markets.

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

Business

We are a medical device company with expertise in advanced skin permeation technology. We are developing a non-invasive, wireless continuous glucose monitoring (CGM) system for initial use in the wearable-health consumer market and the outpatient diabetes market. The transdermal skin preparation component of our CGM system allows for enhanced skin permeation that will enable extraction of analytes such as glucose, enhanced delivery of topical pharmaceuticals and other applications.

Research and Development

We believe that ongoing research and development (“R&D”) efforts are essential to our success. A major portion of our operating expenses to date is related to our research and development activities. R&D expenses generally consist of internal salaries and related costs, and third-party vendor expenses for product design and development. In addition, R&D costs include regulatory consulting, feasibility product testing (internal and external) and conducting nonclinical and clinical studies. R&D expenses were approximately $2,270,000 for the nine months ended September 30, 2015. We intend to maintain our strong commitment to R&D as an essential component of our product development efforts. Our ability to raise sufficient financing may impact our level of R&D spending and progress towards milestones.

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

Results of Operations

Comparison of the Three and Nine Months ended September 30, 2015 and 2014

Net Loss — As a result of the factors described below, we had a net loss of $1,775,422 and $20,921,732 for the three and nine months ended 2015, respectively, compared to $2,681,259 and $9,218,276 for the three and nine months ended 2014, respectively.

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

Licensing Revenue — We signed two licensing agreements during fiscal year 2009, each with a minimum term of ten years, that required non-refundable license payments by the licensees. The non-refundable license payments received in cash totaled $1,250,000 across both transactions. Approximately $95,000 remained unrecognized at September 30, 2015. We had been recognizing the non-refundable payments as revenue on a straight-line basis over our contractual or estimated performance period.  Periodically, we had adjusted our amortization period for revenue recognition for each of our license arrangements to reflect a revision in the estimated timing of regulatory approval. We determined that $0 in 2015 and approximately $19,000 and $57,000 in 2014 of licensing revenue were recognizable for each of the respective three and nine month periods ended.

Research and Development Expenses — R&D expenses decreased by approximately $564,000, or 47%, to $640,584 for the three months ended 2015 from $1,204,231 for the same period in 2014. R&D expenses represented 44% and 41% during the three months ended, of total operating expenses in 2015 and 2014, respectively. Declines for the quarter were primarily attributable to approximate decreases in: salaries (including stock compensation) and benefits $218,000, contracted services $62,000, and rent and utilities $164,000.

R&D expenses decreased by approximately $1,828,000, or 45%, to $2,269,678 for the nine months ended 2015 from $4,097,204 for the same period in 2014. R&D expenses represented 34% and 43% during the nine months ended, of total operating expenses (excluding the impairment charge) in 2015 and 2014, respectively. Declines for the nine months were primarily attributable to approximate decreases in: salaries (including stock compensation) and benefits $790,000, contracted services $190,000, rent and utilities $167,000, consulting $263,000, and materials, tools, supplies and prototypes $266,000.

 R&D expenses decreased primarily as a function of the funding available to us in 2015 during the three and nine month periods.

For the nine months ended September 30, 2015, we concentrated our limited funding on continuing the transformation of our prior ICU product line for use in the wearable-health consumer and diabetes outpatient marketplaces. Specifically, we are developing a new generation of flexible, wearable, non-invasive technology with smartphone applicability.

Additionally, we devoted resources to assist our partner in China, Medical Technologies Innovation Asia Ltd. (MTIA), in meeting the stringent requirements set forth by the China Food and Drug Administration (CFDA).

For the nine months ended 2015, we improved our CGM consistency and reliability through improvements to the key components of the system. We successfully demonstrated a Smartphone App and glucose tracking comparison against an industry leading CGM.  With respect to specific components, our progress was as follows:

•	Skin Preparation Device: Completed industrial design of new self-exfoliating device and tips, which will be lower cost, easier to use and compatible with our new sensor.

•	Sensor: Completed industrial design of new flexible sensor, which will be higher performing, lower cost, smaller and will have a re-usable Bluetooth transmitter.

•	Application Programming Interface (API): Designed an API that allows software developers to easily write software applications, or apps, that use data from our sensors.

Selling, General and Administrative Expenses — S,G&A expenses decreased by approximately $891,000, or 55%, to $739,073 for the three months ended 2015 from $1,630,333 for the same period in 2014. S,G&A expenses represented 51% and 56% of total operating expenses during the three months ended 2015 and 2014, respectively. The decline for the three months was primarily attributable to approximate decreases in: board fees $143,000, salaries (including stock compensation), benefits and consultant fees of $260,000, and legal fees of $375,000.

S,G&A expenses decreased by approximately $1,580,000, or 31%, to $3,582,134 for the nine months ended 2015 from $5,161,965 for same period in 2014. S,G&A expenses represented 54% of total operating expenses (excluding the impairment charge) during the nine months ended 2015 and 2014, respectively. The decline for the nine months was primarily attributable to: approximate decreases in proxy solicitation $647,000, investor relations $125,000, board fees $316,000, recruiting fees $150,000, salaries (including stock compensation), benefits and consultant fees $450,000, and franchise taxes of $129,000, offset by an increase in legal fees of $315,000 primarily related to the Mooney matter which the Company settled in the second quarter of 2015.

S,G&A expenses for 2014 reflect the proxy battle that enveloped the Company in 2014 which caused outsized increases in proxy solicitation and investor relations costs. Board fees, which were reduced to $30,000 per director in 2015, from a fee arrangement in 2014 which consisted of $45,000 per director and $95,000 paid to the Lead Director, plus additional meeting fees to each director for attendance and subcommittee chair responsibilities, and reflect the cost of the numerous meetings held primarily by former directors in 2014 when the Company was without a permanent chief executive officer. Recruiting fees in 2014 reflect a large fee for an executive recruiter to conduct a search for a chief executive officer. Mr. Hollander was not sourced by this firm. Offsetting costs for the nine month period ended 2015 include legal fees primarily related to the Mooney matter which the Company settled in the second quarter of 2015.

Loss (gain) on disposal of property and equipment — The loss on disposal of $39,382 for the three months ended 2015 primarily reflects the write-down of furniture sold to the incoming tenant of the Franklin, MA facility which we moved out of in the third quarter. The loss on disposal of $278,816 for the nine months ended 2015 reflects the aforementioned loss in addition to losses on furniture and fixtures sold when we relocated from Philadelphia, PA to Iselin, NJ in the first quarter of 2015.

Depreciation and Amortization expense — Depreciation expense decreased by approximately $59,000, or 60%, to $39,171 for the three months ended 2015 from $97,894 for the same period in 2014. Depreciation expense increased by approximately $191,000, or 64%, to $487,491 for the nine months ended 2015 from $296,686 for the same period in 2014. The large increase over the nine months reflected an acceleration of the depreciation on the leasehold improvements which the Company abandoned in Franklin, Massachusetts in the second quarter of 2015. The Company had approximately $775,000 of leasehold improvements which it wrote-off in connection with its move to Littleton, Massachusetts.

Gain (loss) on Revaluation of Derivative Warrant Liability — Changes in the fair value of derivative financial instruments are recognized each period as a derivative gain or loss. The primary underlying risk exposure pertaining to the Warrants is the change in fair value of the underlying common stock. The gain (loss) on revaluation of the derivative warrant liability for the three months ended 2015 and 2014 was ($54,000) and $473,000, respectively, and ($61,845) and $1,006,000, respectively, for the nine months ended 2015 and 2014.

Financing gain (loss) — This is a non-cash charge representing the excess value given to investors in 2015, who received shares of Series F Stock and warrants to purchase the same number of shares of our common stock, when the closing market price was above the $1.50 purchase price they paid for their shares and warrants. We recorded a non-cash charge of $263,000 and $4,620,000 in the respective three and nine month 2105 periods, related to these investors.

Interest Expense — Interest expense decreased by approximately $241,000 to $212 from $240,908 for the three months ended 2015 and 2014, respectively.  Interest expense decreased approximately $722,000 to $4,938 from $727,242 for the nine months ended 2015 and 2014, respectively. The decrease in both periods represents the amortization in 2014 of deferred financing costs for the fair value of the Commitment Warrant issued pursuant to the Montaur Credit Facility established in August 2012. Such facility was terminated in October 2014.

Liquidity and Capital Resources

We have financed our operations since inception primarily through sales of our equity, the issuance of convertible promissory notes, draws from a non-revolving credit facility, unsecured and secured promissory notes, non-refundable payments received under license agreements and cash received in connection with exercises of Common Stock options and warrants. As of September 30, 2015, we had $3,230 of cash and cash equivalents, with no other short-term investments.

On November 2, 2015, we received $100,000 from Beijing Yi Tang Bio Science & Technology Ltd., an affiliate of our Chinese partner, Medical Technologies Innovation Asia, Ltd., in exchange for 66,667 shares of Series F Convertible Preferred Stock and five year warrants to purchase the same amount of Common Stock with an exercise price of $3.00.

Cash Flows for the Nine Months ended September 30, 2015

Net cash used in operating activities was approximately $4,159,000. The use of cash in operating activities was primarily attributable to the net loss of approximately $20,922,000 offset by non-cash expenses of $9,625,000 for an impairment charge, $487,000 for depreciation and amortization, $798,000 for share-based compensation expense, a $328,000 charge for a warrant re-pricing related to reimbursement for legal expenses of the 2014 proxy battle, a loss on revaluation of $62,000 related to derivative credit facility warrants, $4,620,000 non-cash charges to financing expense in connection with continuing installments from our December 2014 financing as well as the capital contribution repaid on the same terms,  and a $279,000 loss on the sale and disposal of property and equipment resulting from primarily the closing of our Philadelphia office and write-off of various leasehold improvements, offset by increases in prepaid and other, as well as a net increase in accounts payable and accrued expenses, of approximately $563,000.

Net cash used in investing activities was approximately $114,000. Cash of approximately $126,000 was provided by the sales of certain property and equipment in connection with our office and research facility relocations. Also, cash of approximately $56,000 was used to purchase property and equipment during the same 2015 period. The Company used $184,000 to secure letters of credit for its new corporate headquarters and its new research facility in Littleton, Massachusetts.

Net cash provided by financing activities was approximately $2,997,000. We received $3,181,500 in proceeds from the sales of our Series F Preferred Stock with warrants and a capital contribution of $59,325. Principal payments on premium financing used $243,420.

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

Our Chief Executive Officer and Chief Financial Officer concluded that as of September 30, 2015 the following material weaknesses existed:

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
Date: November 16, 2015
	By:	/s/ Scott W. Hollander
Scott W. Hollander
President and Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Alan W. Schoenbart
Alan W. Schoenbart
Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
3.1
Certificate of Increase of Shares Designated as Series F Convertible Preferred Stock of Echo Therapeutics, Inc. is incorporated by reference to Exhibit 3.1 on the Company’s Current Report on Form 8-K filed September 9, 2015.

10.1
Lease Termination Agreement, dated July 17, 2015, between Exeter 10 Forge Park, LLC and Echo Therapeutics, Inc., is incorporated by reference to Exhibit 10.1 on the Company’s Current Report on Form 8-K filed July 20, 2015.

10.2	Form of Subscription Agreement for Series F Preferred Stock and Warrants is incorporated by reference to Exhibit 10.1 on the Company’s Current Report on Form 8-K filed September 2, 2015.
10.3	Form of Subscription Agreement for Series F Preferred Stock and Warrants is incorporated by reference to Exhibit 10.1 on the Company’s Current Report on Form 8-K filed September 30, 2015.
31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101
The following materials from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015, formatted in XBRL (Extensible Business Reporting Language), (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Cash Flows, and (iv) Notes to Consolidated Financial Statements.