Form 10-K
period 2015-12-31
Echo Therapeutics, Inc.
filed 2016-03-30
CIK 1031927

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended: December 31, 2015

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

COMMISSION FILE NUMBER 001-35218

ECHO THERAPEUTICS, INC.
(Exact name of registrant as specified in its charter)

Delaware	41-1649949
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

99 Wood Avenue South, Suite 302, Iselin, NJ	08830
(Address of principal executive offices)	(Zip Code)

(Registrant’s telephone number, including area code)
732-201-4189

Securities registered pursuant to Section 12(b) of the Act:
Common Stock, $0.01 par value per share

 Securities registered pursuant to Section 12(g) of the Act:
None

Indicate by check mark if the registrant is well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐     No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐     No☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑    No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Sec.232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Sec. 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑

The approximate aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2015, based upon the $1.70 closing price of such stock on that date, was approximately $16,047,016.

The number of shares of the registrant’s common stock outstanding as of March 21, 2016 was 11,124,496.

DOCUMENTS INCORPORATED BY REFERENCE

Part III (Items 10-14)
Registrant’s definitive proxy statement to be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934

ECHO THERAPEUTICS, INC.

ANNUAL REPORT ON FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2015

In this report, the “Company,” “Echo,” “we,” “us,” and “our” refer to Echo Therapeutics, Inc. “Common Stock” refers to Echo’s Common Stock, $0.01 par value.

We own or have rights to various copyrights, trademarks and trade names used in our business.

-i-

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Section 27A of the Securities Act of 1933, as amended, which involve risks and uncertainties. All statements other than statements of historical information provided herein may be deemed to be forward-looking statements. Without limiting the foregoing, the words “believes,” “anticipates,” “plans,” “expects” and similar expressions are intended to identify forward-looking statements. Factors that could cause actual results to differ materially from those reflected in the forward-looking statements include, but are not limited to, those discussed in “Risk Factors’ and elsewhere in this report and the risks discussed in our other filings with the Securities and Exchange Commission (the “SEC”). Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s analysis, judgment, belief or expectation only as of the date hereof. Except as required by law, we undertake no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date hereof.

-ii-

PART I

ITEM 1.  BUSINESS.

Overview

We are developing our non-invasive, wireless continuous glucose monitoring (CGM) system with potential use in the diabetes outpatient market. A significant opportunity may also exist in the wearable-health consumer market and in the hospital setting. Echo has also developed its needle-free skin preparation device as a platform technology that allows for enhanced skin permeation enabling extraction of analytes, such as glucose, enhanced delivery of topical pharmaceuticals and other applications.

Products

Continuous Glucose Monitoring

Our lead product is a non-invasive (needle-free), wireless, continuous glucose monitoring system designed to provide reliable, real-time glucose data conveniently, continuously and cost-effectively. The CGM System includes a skin preparation device, transdermal glucose sensor, battery and wireless transmitter.

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

The key feature of our skin preparation device is our patented feedback mechanism, which we believe allows us to achieve optimal skin preparation for our transdermal sensing technologies. The device’s proprietary, patented feedback control mechanism consists of software, a microprocessor controlled circuit and measuring electrodes. While the device is in operation, the circuit measures the real-time electrical conductivity of the prepared skin site compared with the subject’s intact skin site. The micro-abrasion device turns off automatically when the conductivity measurement reaches the effective output as established by the software, thus producing individualized and optimized skin preparation. As a result, the micro-abrasion device only removes a portion of the outermost layer of the epidermis, the stratum corneum, which is about 0.01 mm thick and consists of only dry, dead skin cells. With the advantages of our proprietary feedback control mechanism, we believe the skin permeation process is safe, effective and pain-free.

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

Clinical Results

We have conducted several human feasibility clinical studies with our CGM System in healthy subjects, diabetics and critically ill patients, as well as a clinical study at several leading U.S. hospitals in 2013.   In the studies, accuracy was evaluated using the Mean Absolute Relative Difference (MARD). The average MARD in our studies was 11.9%, which is comparable to CGMs currently on the market. In addition, these data highlighted the safety profile of the system with no unanticipated adverse device effects detected in 114 patients.

We believe that these clinical study results demonstrate that the system can be used to measure real-time interstitial glucose in a way that accurately represents blood glucose levels.

Segment Information

Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision maker, or decision making group, in making decisions regarding resource allocation and assessing performance. To date, we consider our operations and manage our business as principally one operating segment, which is the development of transdermal skin permeation and diagnostic medical devices. As of December 31, 2015 and 2014, all of our assets were located in the United States.

Market Opportunities

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

According to the most recent data available from the ADA, the cost of diabetes care in the United States in 2012 was $245 billion, including $176 billion in excess medical expenditures attributed to diabetes and $69 billion in reduced national productivity. The ADA estimates that people with diabetes, on average, have medical expenditures that are approximately 2.3 times higher than the expenditures would be in the absence of diabetes and that approximately one in ten healthcare dollars spent is attributed to diabetes. A significant portion of overall diabetes care costs, which are approximately $10 billion according to industry sources, is attributable to costs associated with monitoring blood glucose levels. That market segment is projected to grow substantially as patients and their physicians seek ways to manage glucose levels more effectively.

We believe that continuous blood glucose monitoring can be an important part of a diabetes patient’s daily disease management program. Continuous blood glucose monitoring can help plan diabetes treatment, guide day-to-day choices about diet, exercise and insulin use, and avoid unwanted low blood glucose (hypoglycemia) and high blood glucose (hyperglycemia) events and the complications that they can cause. Blood glucose levels are affected by many factors such as the carbohydrate and fat content of food, exercise, stress, illness, and variability in insulin absorption. Therefore, it is often challenging for diabetes patients to avoid frequent and unpredictable excursions above or below normal glucose levels. Patients are often unaware that their glucose levels are either too high or too low; resulting in their inability to tightly control their glucose levels and prevent the complications associated with unwanted glucose excursions.

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

We believe that our real-time glucose data can seamlessly fit within health and wellness data services to provide an invaluable and currently untapped piece of the health algorithm that can impact health before a medical condition arises. Continuous glucose data transmitted by our sensor may be further analyzed alongside other health and wellness indications for personalized health objectives, which may include weight loss and sports training.

We believe an opportunity for a mutually beneficial partnership exists as a key provider of glucose data and that data from Echo’s glucose sensor can become a new and critical input to health and wellness data service providers’ health algorithms. According to IDTechEx, the wearable technology market surpassed $14 billion in 2014 and is expected to grow to over $70 billion by 2024 with healthcare applications remaining the dominant driver.

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

Additionally, several mobile technology companies, including Apple Inc., Samsung Electronics Co. and Google Inc., intend to incorporate or have incorporated glucose tracking into their non-medical health applications for their wearable device platforms.

We believe our CGM system has the following competitive advantages against other currently marketed CGM systems:

•	Non-invasive. There are currently no CGM products on the market that are non-invasive;
•	Accuracy. Particularly if comparing the day 1 accuracy of other CGM systems to that of our system; and
•	Wireless transmission of data up to 50 feet away. Some other products on the market are wired or have shorter ranges.

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

Medical devices manufactured or marketed by the company in China are subject to regulations by the China Food and Drug Administration (“CFDA”). The CFDA regulates the clinical testing, manufacture, labeling, distribution and promotion of medical devices. Under the CFDA Regulations, medical devices are classified into three classes (class I, II or III), the basis of the controls deemed necessary by the CFDA to reasonably assure their safety and efficacy. Under the CFDA's regulations, class I devices are subject to general controls and class II devices are subject to general and special controls. Generally, class III devices are those, which must receive premarket approval by the CFDA to ensure their safety and efficacy. Echo’s strategic partner in China, MTIA, is responsible for conducting all required clinical trials and for all development costs relating to regulatory approval of our CGM in China, as well as obtaining and maintaining all regulatory approvals from applicable authorities in China. MTIA believes that Echo’s locally produced needle-free CGM products will be designated as a Class II medical device. Class II medical devices have a review period of 90 working days after filing submission with the CFDA.  A formal and final designation from the CFDA is determined only at the time of submission.

Research and Development

We believe that ongoing research and development efforts are essential to our success. A major portion of our operating expenses to date is related to our research and development activities. R&D expenses generally consist of internal salaries and related costs, and third-party vendor expenses for product design and development, product engineering and contract manufacturing. In addition, R&D costs include regulatory consulting, feasibility product testing (internal and external) and conducting nonclinical and clinical studies. R&D expenses were $2,788,938 and $4,634,287 for the years ended December 31, 2015 and 2014, respectively. We intend to maintain our commitment to R&D as an essential component of our product development efforts. Licensed or acquired technology developed by third parties may be an additional source of potential products; however, our ability to raise sufficient financing may impact our level of R&D spending.

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

Intellectual Property

Our success depends in part on our ability to establish and maintain the proprietary nature of our technology through a combination of patent, copyright and other intellectual property laws, trade secrets, non-use and non-disclosure agreements and other measures to protect our proprietary rights.  We maintain a comprehensive U.S. and international portfolio of intellectual property that we consider to be of material importance in protecting our technologies.  As of March 4, 2016, we have 9 issued U.S. patents and 38 issued foreign patents, and we have 23 patent applications pending worldwide.  We believe it may take up to five years, and possibly longer, for our pending U.S. patent applications to result in issued patents.

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

Employees

As of December 31, 2015 we had 19 full-time employees, and as of March 1, 2016, we had 17 full-time employees.  In addition to these individuals, we utilize outside contract engineering and contract manufacturing firms to support our operations.

Company Information

Our principal executive offices are located at 99 Wood Avenue South, Suite 302, Iselin, NJ 08830 and our main telephone number is 732-201-4189.

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

Executive Officers and Directors

Our current executive officers and directors are as follows:

Name	Position(s) with the Company
Scott W. Hollander	President, Chief Executive Officer and Director
Michael M. Goldberg, M.D.	Chairman of the Board
Shepard M. Goldberg	Director
Elazer R. Edelman, M.D. Ph.D.	Director
Alan W. Schoenbart	Chief Financial Officer

Set forth below is the principal occupation or employment of each executive officer or director and the name and principal business of any organization by which such person is employed.

Scott W. Hollander.  Mr. Hollander has been our President and Chief Executive Officer since December 2014.
Michael M. Goldberg, M.D. Dr. Goldberg has been a Managing Partner of Montaur Capital Partners from February 2007.  From May 2007 until December 2013 Dr. Goldberg managed a healthcare portfolio for Platinum. Dr. Goldberg also serves on the board of directors of Navidea Biopharmaceuticals and Urigen, a private company.

Shepard M. Goldberg. As a Principal at SMG Consulting, Mr. Goldberg currently provides management consulting for small and medium size businesses since January 2008. Mr. Goldberg recently served as chief executive officer and a director at Cordex Pharma, Inc., a specialty pharmaceutical company developing new cardiovascular medicines, from February 2010 to March 2012. Mr. Goldberg currently serves on the board of directors of Forticell Bioscience, Inc., a biotechnology company.

Elazer R. Edelman, M.D. Ph.D. Dr. Edelman is the Thomas D. and Virginia W. Cabot Professor of Health Sciences and Technology at MIT, Professor of Medicine at Harvard Medical School, and a coronary care unit cardiologist at the Brigham and Women's Hospital in Boston. He and his laboratory have pioneered basic findings in vascular biology and the development and assessment of biotechnology. Dr. Edelman directs the Harvard-MIT Biomedical Engineering Center (BMEC), dedicated to applying the rigors of the physical sciences to elucidate fundamental biologic processes and mechanisms of disease.

Alan W. Schoenbart, CPA. Mr. Schoenbart has been our Chief Financial Officer since December 2014.

ITEM 1A.  RISK FACTORS.

Our business is subject to substantial risks and uncertainties. Any of the risks and uncertainties described below, either alone or taken together, could materially and adversely affect our business, financial condition, results of operations or prospects. These risks and uncertainties could also cause actual results to differ materially from those expressed or implied by forward-looking statements that we make from time to time. The risks and uncertainties described below are not the only ones we face. Risks and uncertainties of general applicability and additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially and adversely affect our business, financial condition, results of operations or prospects and could cause actual results to differ materially from those expressed or implied by our forward-looking statements.

When used herein, the “Company,” “Echo,” “we,” “us” and “our” refer to Echo Therapeutics, Inc.

Risks Related to Our Financial Results, Financial Reporting and Need for Financing

We have a history of operating losses and we expect our operating losses to continue for the foreseeable future.

We have generated limited revenue and have had operating losses since inception, including a net loss of ($22,197,867) for the year ended December 31, 2015.  As of December 31, 2015, we had cash of approximately $56,210 and an accumulated deficit of ($150,129,933). We have no current sources of material ongoing revenue, other than potential future milestone payments and royalties under our current license and collaboration agreements. Our losses have resulted principally from costs incurred in connection with our research and development activities and from general and administrative costs associated with our operations. We also expect to have negative cash flows for the foreseeable future as we fund our operating losses and capital expenditures. This will result in decreases in our working capital, total assets and stockholders’ equity, which may not be offset by future funding.

If we are not able to commercialize our product candidates, we may never generate sufficient revenue to achieve profitability, and even if we achieve profitability, we may not be able to sustain or increase it on a quarterly or annual basis. We expect our operating losses to continue and increase for the foreseeable future as we continue to expend substantial resources to conduct research and development, seek to obtain regulatory approval for our continuous glucose monitoring system (CGM or CGM System), identify and secure collaborative partnerships, and manage and execute our obligations in current and possible future strategic collaborations.

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

Our development efforts to date have consumed and will continue to require substantial amounts of capital in connection with the research and development of our next generation CGM System. As we conduct more advanced development of our CGM System, we will need significant funding to complete our product development program and to pursue commercialization. Our ability to conduct our research, development and planned commercialization activities associated with our CGM System is highly dependent on our ability to obtain sufficient financing.

There are factors, a number of which are outside our control, that may accelerate our need for additional financing, including:

•	the costs, timing and risks of delay of obtaining regulatory approvals;
•	the expenses we incur in developing, selling and marketing our CGM;
•	the costs of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights;
•	the revenue generated by future sales of our CGM and any other future products that we may develop;
•	the rate of progress and cost of our clinical trials and other development activities;
•	the success of our research and development efforts;
•	the emergence of competing or complementary technological developments;
•	the terms and timing of any collaborative, licensing and other arrangements that we may establish;
•	the acquisition of businesses, products and technologies, although we currently have no commitments or agreements relating to any of these types of transactions;
•	the inability to access existing financing sources, if any; and
•	the costs associated with potential legal proceedings.

We expect to seek funding through public or private financings or from existing or new licensing and collaboration agreements; however, the market price of our common stock is highly volatile. Due to market conditions and the development status of our CGM, additional funding may not be available to us on acceptable terms, or at all.

If we are unable to obtain additional financing or we are unable to access financing from existing or future financing sources in a timely fashion, we may not be able to meet our research, development and commercialization goals, which in turn would adversely affect our business.

Failure to receive stockholder approval for share issuances related to a transaction or series of transactions where the common stock to be issued in the offering, or underlying convertible securities to be issued in the offering, will, upon issuance, equal or exceed 20 percent of the number of shares of our common stock outstanding before such issuance (see Nasdaq Rule 5635), could adversely affect our cash flows or otherwise cause our stock price to decline.

Under Rule 5635 of the Nasdaq Listing Rules, stockholder approval is generally required for situations covered by the “20 percent rule,” i.e., transactions (other than public offerings) involving:

•
the sale or issuance (or potential issuance) by the company of stock (or securities convertible or exercisable for stock) at a price below the greater of book or market value, which together with sales by officers, directors or substantial stockholders, is at least 20 percent of the outstanding shares or at least 20 percent of the voting power prior to the issuance; or

•
the sale or issuance (or potential issuance) of stock (or securities convertible or exercisable for stock) equal to 20 percent or more of the outstanding shares or voting power before the issuance for less than the greater of book or market value (see Nasdaq Rule 5635(d)).

On January 29, 2016, in connection with a Securities Purchase Agreement, we received net cash proceeds of $832,000 from a $5,145,000 financing through the issuance of 10% senior secured convertible notes and warrants. If stockholder approval for the balance of the offering pursuant to Nasdaq Listing Rule 5635 is not obtained, we will need to seek an alternative source of financing. We may not be able to secure such other financing on favorable terms, or at all.  If we are unable to obtain alternative necessary financing, we may be required to substantially reduce the scope of our operations.

Failure to receive stockholder approval for the offering of notes and warrants pursuant to our January 29, 2016 Security Purchase Agreement will cause certain rights contained within the notes and warrants to be ineffective.

Certain rights of the purchasers of notes and warrants in this offering are subject to the receipt of stockholder approval.  Failure to obtain stockholder approval for the offering will cause certain rights contained within the notes and warrants to be ineffective and may adversely affect the value of an investment in the notes and warrants.  Further, even if stockholder approval is obtained, certain rights contained within the notes will be inapplicable if a purchaser fails to fund the second tranche of the offering for which such purchaser committed.

We no longer comply with the minimum stockholders’ equity requirement or the requirement to hold an annual stockholders meeting for continued listing on the Nasdaq Stock Market.  Failure to comply with the Nasdaq requirements may affect our ability to trade on the Nasdaq market, raise further working capital and continued operations could be adversely impacted.

On January 6, 2016, we received a letter from The Nasdaq Stock Market (“Nasdaq”) that, as a result of the Company’s failure to hold an annual meeting of stockholders no later than one year after the end of its fiscal year as required by Nasdaq Listing Rule 5620(a), and the Company’s failure to meet the minimum $2.5 million stockholders’ equity requirement set forth in Nasdaq Listing Rule 5550(b)(1), Nasdaq had determined to initiate procedures to delist the Company’s securities from The Nasdaq Stock Market. The Company was advised that, unless the Company requested an appeal of this determination, trading in the Company’s common stock would be suspended at the opening of business on January 15, 2016 and a Form 25-NSE would be filed with the SEC to remove the Company’s securities from listing and registration on Nasdaq. The Company appealed Nasdaq’s determination. The suspension of trading was stayed during the pendency of such appeal.

On March 9, 2016, the Company was informed that the Nasdaq Listing Panel (“the Panel”) determined to grant our request to remain listed on the Nasdaq Stock Market, subject to the following conditions:

•	On or before May 31, 2016, the Company shall have its Annual Shareholder Meeting for fiscal year ended 2015.
•	On or before July 5, 2016, the Company shall publicly announce and inform the Panel that it has stockholders’ equity above $2.5 million.
•
The Company shall also, by that date, provide the Panel with updated projections demonstrating its ability to maintain its stockholders’ equity above $2.5 million through June 30, 2017. These projections shall detail the underlying assumptions, including any required capital raises or conversions of debt or preferred to common stock. The Panel will consider at that time whether a Panel Monitor is appropriate.

The Company was advised that July 5, 2016 represents the full extent of the Panel’s discretion to grant continued listing while it is non-compliant. Should the Company fail to demonstrate compliance with that rule by that date, the Panel will issue a final delist determination and the Company will be suspended from trading on the Nasdaq Stock Market. In order to fully comply with the terms of this exception, the Company must be able to demonstrate compliance with all requirements for continued listing on The Nasdaq Stock Market. In the event the Company is unable to do so, its securities may be delisted from The Nasdaq Stock Market. It is a requirement during the exception period that the Company provide prompt notification of any significant events that occur during this time. This includes, but is not limited to, any event that may call into question the Company’s historical financial information or that may impact the Company’s ability to maintain compliance with any Nasdaq listing requirement or exception deadline. The Panel reserves the right to reconsider the terms of this exception based on any event, condition or circumstance that exists or develops that would, in the opinion of the Panel, make continued listing of the Company’s securities on The Nasdaq Stock Market inadvisable or unwarranted. In addition, any compliance document will be subject to review by the Panel, which may, in its discretion, request additional information before determining that the Company has complied with the terms of the exception.

There can be no assurances whether the Company will be able to regain or maintain compliance with the Nasdaq listing rules.  In the event of delisting, the Company expects that its stock would trade on the OTC Markets.

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

We have identified material weaknesses in our internal control over financial reporting. If our remedial measures are insufficient to address the material weaknesses, or if additional material weaknesses or significant deficiencies in our internal control over financial reporting are discovered or occur in the future, our consolidated financial statements may contain material misstatements, which could adversely affect our stock price and could negatively impact our results of operations.

As a public company, we are required to maintain internal control over financial reporting, and our management is required to evaluate the effectiveness of our internal control over financial reporting as of the end of each fiscal year. As of December 31, 2015, we concluded that there were material weaknesses in our internal control over financial reporting. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. The material weaknesses have been identified and included in management’s assessment.

While we are committed to remediating the control deficiencies that gave rise to the material weaknesses, there can be no assurances that our remediation efforts will be successful or that we will be able to prevent future control deficiencies (including material weaknesses) from happening that could cause us to incur unforeseen costs, negatively impact our results of operations, cause our consolidated financial results to contain material misstatements, cause the market price of our common stock to decline, damage our reputation or have other potential material adverse consequences.

Risks Related to Our Operations, Business Strategy and Development of Our Product Candidates

Our CGM may not be successfully developed or achieve market acceptance.

We have evaluated our CGM System in a clinical setting for the continuous monitoring of glucose. The future development of the next generation CGM System will require substantial expenditures, including additional product development, feasibility studies, preclinical studies and clinical testing. Projected costs of this development are difficult to estimate, and they may change and increase frequently.

Our success is also dependent on further developing new and existing products and obtaining favorable results from preclinical studies and clinical trials, as well as satisfying regulatory standards and approvals required for the market introduction of our product candidates. There can be no assurance that we will not encounter unforeseen problems in the development of our CGM, or that we will be able to successfully address problems that do arise. There can be no assurance that any of our potential products will be successfully developed, be proven safe and efficacious in clinical trials, meet applicable regulatory standards, be capable of being produced in commercial quantities at acceptable costs, or be eligible for third-party reimbursement from governmental or private insurers. Even if we successfully develop new products, there can be no assurance that those products will be successfully marketed or achieve market acceptance, or that expected markets will develop for such products. The degree of market acceptance will depend in part on our ability to:

•	establish and demonstrate the clinical efficacy and safety of our current product candidates and any other product candidates we may develop;
•	create products that are superior to alternatives currently on the market; and
•	establish the potential advantage of our product candidates over alternative available products.

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

We are highly dependent on our senior management team and the senior members of our product development team. Our success will depend on our ability to attract and retain qualified personnel to continue development of our CGM and operate our business, including senior management, scientists, clinicians, engineers and other highly-skilled personnel.  Competition for senior management personnel, as well as scientists, clinicians and engineers, is intense, and we may not be able to attract or retain qualified personnel. The loss of the services of members of our senior management team, scientists, clinicians or engineers could prevent the implementation and completion of our objectives, including the completion of development and commercialization of our CGM. The loss of a member of our senior management team or our professional staff would require the remaining executive officers to divert immediate and substantial attention to seeking a replacement. Each of our officers may terminate their employment at any time without notice and without cause or good reason. Additionally, volatility or a lack of positive performance in our stock price may adversely affect our ability to retain key employees.

We rely on third parties to develop, commercialize and manufacture our CGM.

We depend on collaborators, partners, licensees, contract research organizations, manufacturers and other third parties to support our efforts to develop and commercialize our CGM, to manufacture prototypes and clinical and commercial scale quantities of our CGM and we expect to rely on such third parties to market, sell and distribute any products we successfully develop.

We rely on clinical investigators and clinical sites to enroll patients in our clinical trials and other third parties to manage the trials and to perform related data collection and analysis; however, we may not be able to control the amount and timing of resources that clinical sites may devote to our clinical trials. If these clinical investigators and clinical sites fail to enroll a sufficient number of patients in our clinical trials, fail to ensure compliance by patients with clinical protocols or fail to comply with regulatory requirements, we will be unable to successfully complete these trials, which could prevent us from obtaining regulatory approvals for our CGM. Our agreements with clinical investigators and clinical sites for clinical testing place substantial responsibilities on these parties and, if these parties fail to perform as expected, our trials could be delayed or terminated. If these clinical investigators, clinical sites or other third parties do not carry out their contractual duties or obligations or fail to meet expected deadlines, or if the quality or accuracy of the clinical data they obtain is compromised due to their failure to adhere to our clinical protocols, regulatory requirements or for other reasons, our clinical trials may be extended, delayed or terminated, or the clinical data may be rejected by the applicable regulatory authorities, and we may be unable to obtain regulatory approval for, or successfully commercialize, our CGM.

We cannot guarantee that we will be able to successfully negotiate agreements for, or maintain relationships with, collaborators, partners, licensees, clinical investigators, manufacturers and other third parties on favorable terms, if at all. If we are unable to obtain or maintain these agreements, we may not be able to clinically develop, formulate, manufacture, obtain regulatory approvals for or commercialize our CGM, which will in turn adversely affect our business. We expect to expend substantial management time and effort to enter into relationships with third parties and, if we successfully enter into such relationships, to manage these relationships. In addition, substantial amounts of our expenditures may be paid to third parties in these relationships. We cannot control the amount or timing of resources our contract partners will devote to our research and development programs, product candidates or potential product candidates, and we cannot guarantee that these parties will fulfill their obligations to us under these arrangements in a timely fashion, if at all. In addition, our contract partners may abandon research projects and terminate applicable agreements prior to or upon the expiration of agreed-upon contract terms.

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

If future clinical studies or other articles are published, or diabetes or other medical associations announce positions that are unfavorable to our CGM, our efforts to obtain additional capital and our ability to obtain regulatory approval for our CGM may be negatively affected.

Future clinical studies or other articles regarding our CGM or any competing products may be published that either support a claim, or are perceived to support a claim, that a competitor’s product is clinically more effective or easier to use than our CGM, or that our product candidates are not as effective or easy to use as we claim. Additionally, diabetes or other medical associations that may be viewed as authoritative could endorse products or methods that compete with our CGM or otherwise announce positions that are unfavorable to our CGM. Any of these events may negatively affect our efforts to obtain additional capital and our ability to obtain regulatory approval for our CGM, which would result in a delay in our ability to obtain revenue from sales of our CGM.

In one aspect of our business we operate in the highly competitive medical device market and face competition from large, well-established companies with significantly more resources and, as a result, we may not be able to compete effectively.

The industry in which we operate is extremely competitive. Many companies, universities and research organizations developing competing product candidates have greater resources and significantly greater experience in financial, research and development, manufacturing, marketing, sales, distribution and regulatory matters than we have. In addition, many competitors have greater name recognition and more extensive collaborative relationships. Our competitors could commence and complete clinical testing of their product candidates, obtain regulatory approvals, and begin commercial-scale manufacturing of their products faster than we are able to for our CGM. They could develop products that would render our CGM obsolete and noncompetitive. Our competitors may develop more effective or more affordable products or achieve earlier patent protection or product commercialization than we do. If we are unable to compete effectively against these companies, we may not be able to commercialize our CGM effectively or achieve a competitive position in the market. This would adversely affect our ability to generate revenues.

The market for glucose monitoring devices is particularly competitive, subject to rapid change and significantly affected by new product introductions and other market activities of industry participants. Several companies are developing or currently marketing continuous glucose monitoring products for people with diabetes in the outpatient setting that will compete directly with our CGM. To date, Abbott Laboratories, DexCom, Inc., and Medtronic, Inc. have received FDA and CE Mark approvals for their continuous glucose monitors for people with diabetes. Roche Diagnostics U.S. and Senseonics are among those companies also developing CGM systems for people with diabetes in the outpatient setting. Many of the companies developing or marketing competing glucose monitoring devices enjoy several competitive advantages, including:

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

We may face exposure to product liability and other claims if our CGM is alleged to have caused harm. Although we expect to obtain product liability insurance when we begin marketing our product, we may not have sufficient insurance coverage, and we may not be able to obtain sufficient coverage at a reasonable cost, if at all. Our inability to obtain product liability insurance at an acceptable cost or to otherwise protect against potential product liability claims could prevent or inhibit the commercialization of any products or product candidates that we develop. If we are sued for any injury caused by our products, product candidates or processes, our liability could exceed our product liability insurance coverage and our total assets. Claims against us, regardless of their merit or potential outcome, would divert management resources and may also generate negative publicity or hurt our ability to obtain physician endorsement of our products or expand our business.

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

As is generally the case in the medical device industry in which we operate, third parties may, in the future, assert infringement or misappropriation claims against us with respect to our current product candidates or any future products that we may develop. Whether a product infringes a patent involves complex legal and factual issues, the determination of which is often uncertain; therefore, we cannot be certain that we will not be found to have infringed the intellectual property rights of third parties or others. Our competitors may assert that they hold U.S. or foreign patents that cover our product candidates, technologies and/or the methods we employ in the use of our CGM. This risk is exacerbated by the fact that there are numerous issued patents and pending patent applications relating to self-monitored glucose testing systems. Because patent applications may take years to issue, there may be applications now pending of which we are unaware that may later result in issued patents that our products infringe. There could also be existing patents of which we are unaware that one or more components of our system may inadvertently infringe. As the number of competitors in the market for continuous glucose monitoring and drug delivery systems grows, the possibility of inadvertent patent infringement by us, or a patent infringement claim against us, increases.

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

Risks Related to Regulatory Approvals and Government Regulation

For one aspect of our business if we are unable to obtain regulatory approval to market our CGM, our business will be adversely affected.

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

For one aspect of our business the regulatory approval process is costly and lengthy and we may not be able to successfully obtain all required regulatory approvals.

The preclinical development, clinical trials, manufacturing, marketing and labeling of medical devices are all subject to extensive regulation by numerous governmental authorities and agencies in the United States and other countries. We or our collaborators must obtain regulatory approval for our CGM before marketing or selling it. It is not possible to predict how long the approval processes of the FDA or any other applicable federal or foreign regulatory authority or agency for any of our products will take or whether any such approvals ultimately will be granted. The FDA and foreign regulatory agencies have substantial discretion in the medical device approval process, and positive results in preclinical testing or early phases of clinical studies offer no assurance of success in later phases of the approval process. Generally, preclinical and clinical testing of products can take many years and require the expenditure of substantial resources, and the data obtained from these tests and trials can be susceptible to varying interpretations that could delay, limit or prevent regulatory approval. Even if we obtain the necessary preclinical, clinical, and other data, regulatory approval applications are complex and extensive submissions that require significant time, resources, and expertise to put together.  If we encounter significant delays in the regulatory process that result in excessive costs, it may prevent us from continuing to develop our CGM. Any delay in obtaining, or failure to obtain, approvals would adversely affect the marketing of our CGM and our ability to generate product revenue. The risks associated with the approval process include:

•	failure of our CGM to meet a regulatory entity’s requirements for safety, efficacy and quality;
•	limitations on the indicated uses for which our CGM may be marketed;
•	imposition of post-market clinical studies or other post-market requirements;
•	pre-approval inspections of our clinical trial data may uncover problems with the conduct of the clinical trials or the resulting data;
•	preapproval inspections of our contract manufacturing facilities may require us to undertake corrective actions;
•	unforeseen safety issues or side effects;
•	governmental or regulatory delays and changes in regulatory requirements and guidelines; and
•	post-marketing surveillance and studies.

If we are unable to successfully complete the preclinical studies or clinical trials necessary to support an application for regulatory approval, we will be unable to commercialize our CGM, which could impair our financial position.

Before submitting an application for regulatory approval for our products, we or our collaborators must successfully complete preclinical studies and clinical trials that we believe will demonstrate that our product is safe and effective for its intended use. Product development, including preclinical studies and clinical trials, is a long, expensive and uncertain process and is subject to delays and failure at any stage. Furthermore, the data obtained from the studies and trials may be inadequate to support approval of an application for regulatory approval. With respect to our medical device programs, we must obtain an Investigational Device Exemption (“IDE”) prior to commencing additional clinical trials for our CGM. FDA approval of an IDE application permitting us to conduct testing does not mean that the FDA will consider the data gathered in the trial to be sufficient to support regulatory approval, even if the trial’s intended safety and efficacy endpoints are achieved.

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

As a public company, we are required to incur substantial expenses.

We are subject to the periodic reporting requirements of the Exchange Act, which requires, among other things, review, audit, and public reporting of our financial results, business activities, and other matters. SEC regulations, including regulations enacted as a result of the Sarbanes-Oxley Act of 2002, have also substantially increased the accounting, legal, and other costs related to compliance with SEC reporting obligations. If we do not have current information about our Company available to market makers, they will not be able to trade our stock. The public company costs of preparing and filing annual and quarterly reports, and other information with the SEC will cause our expenses to be higher than they would be if we were privately-held. These increased costs may be material and may include the hiring of additional employees and/or the retention of additional advisors and professionals. Our failure to comply with the federal securities laws could result in private or governmental legal action against us and/or our officers and directors, which could have a detrimental effect on our business and finances, the value of our stock, and the ability of stockholders to resell their stock.

Risks Related to Our Common Stock

Our principal stockholders own a significant percentage of our stock and will be able to exercise significant influence over our affairs.

Our executive officers, directors and principal stockholders hold at least 5% of our outstanding shares of common stock and, assuming the exercise and conversion of all currently outstanding exercisable and convertible securities, own approximately 40% of our outstanding capital stock on an as-converted basis. Accordingly, these stockholders may continue to have significant influence over our affairs. Additionally, this significant concentration of share ownership may adversely affect the trading price of our common stock, because an investor could perceive disadvantages in owning stock of a company with a concentration of ownership. This concentration of ownership could also have the effect of delaying or preventing a change in our control.

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

The trading price of our common stock may fluctuate significantly in response to a number of factors, many of which we cannot control. For example, between June 30, 2015 and December 31, 2015, our common stock has closed between a low price of $1.29 and a high price of $1.88. Among the factors that could cause material fluctuations in the market price for our common stock are:

•	our ability to successfully raise capital to fund our continued operations;
•	our ability to license and/or sell our assets, including Intellectual Property;
•	potential necessity of Echo to seek out and/or receive the protection of the U.S. Bankruptcy Code;
•	our financial condition, performance and prospects;
•	changes in the regulatory status of our CGM;
•	the success or failure of the development and clinical testing of our CGM;
•	our ability to successfully raise capital to fund our continued operations;
•	our ability to enter into and maintain successful collaborative arrangements with strategic partners for research and development, clinical testing, and sales and marketing;
•	additions or departures of key personnel;
•	our ability to avoid delisting of the Common Stock from the Nasdaq Capital Market;
•	the depth and liquidity of the market for our common stock;
•	sales of large blocks of our common stock by officers, directors or significant stockholders;
•	investor perception of us and the industry in which we operate;
•	changes in securities analysts’ estimates of our financial performance or product development timelines;
•	general financial and other market conditions and trading volumes of similar companies; and
•	domestic and international economic conditions.

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

Our outstanding options, warrants and preferred stock and the availability for resale of the underlying shares may adversely affect the trading price of our common stock and cause substantial dilution.

As of December 31, 2015, there were outstanding stock options to purchase 1,667,233 shares of our common stock at a weighted-average exercise price of 2.01 per share, outstanding warrants to purchase 4,530,428 shares of common stock at a weighted-average exercise price of $3.68 per share, and preferred stock convertible into 7,224,793 shares of common stock. Our outstanding options, warrants and preferred stock could adversely affect our ability to obtain future financing or engage in certain mergers or other transactions, since the holders of options, warrants and preferred stock can be expected to exercise or convert them at a time when we may be able to obtain additional capital through a new offering of securities on terms more favorable to us than the terms of outstanding options, warrants and preferred stock. For the life of the options, warrants and preferred stock, the holders have the opportunity to profit from a rise in the market price of our common stock without assuming the risk of ownership. The issuance of shares upon the exercise of outstanding options and warrants will also dilute the ownership interests of our existing stockholders.

If we issue additional shares in the future, it will likely result in the dilution of our existing stockholders.

Our certificate of incorporation authorizes the issuance of up to 150,000,000 shares of Common Stock and up to 40,000,000 Preferred Shares, each with a par value of $0.01, of which 11,124,496 Common Shares and 8,025,793 Convertible Preferred Shares were issued and outstanding as of December 31, 2015.

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

The amendment of the conversion ratio with respect to our Series F Convertible Preferred Stock may result in the issuance of additional shares of our Common Stock.

Pursuant to the Securities Purchase Agreement we entered into on January 29, 2016 (2016SPA), the Company is seeking stockholder approval to amend the Company’s Certificate of Designations governing the Series F Convertible Preferred Stock (“Series F”), which will, among other items, amend the Company’s Certificate of Designations governing the Series F, which is required pursuant to the Consent, Waiver and Amendment Agreement (the “Consent and Waiver Agreement”) between the Company and the holders of the Series F. The Consent and Waiver Agreement waived certain registration rights that the holders of the Series F had with respect to such stock, in exchange for the amendment to the Company’s Certificate of Designations governing the Series F which will, among other things, grant the holders of the Series F comparable anti-dilution and price reset provisions to the secured convertible notes issued pursuant to the 2016SPA. The holders of the Series F will be entitled to an adjustment in the conversion ratio in the event that the Company issues Common Stock (or Common Stock equivalents) for consideration of less than $1.50 a share.  In addition, in the event that the closing price per share of the Common Stock is less than $1.50 for ten or more days during the 90 days immediately following the first effective date of a registration statement filed pursuant to the Registration Rights Agreement, the conversion ratio of the Series F will be adjusted from its current 1:1 ratio to one determined by dividing (i) $1.50 by (ii) 80% of the average of such ten lowest closing prices less than $1.50, subject to a floor of $.80.

This amendment of the Certificate of Designations may result in additional shares of our Common Stock being issuable above the number of shares that would have otherwise been issuance pursuant to the Certificate of Designations prior to such amendment.

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS.

Not applicable.

ITEM 2.  PROPERTIES.

We conducted our business operations in 2015 from our corporate headquarters where we leased 2,800 square feet in Iselin, New Jersey for $7,350 per month.

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

ITEM 3.  LEGAL PROCEEDINGS.

From time to time, we are subject to legal proceedings, claims, investigations, and proceedings in the ordinary course of business. In accordance with generally accepted accounting principles, we make a provision for a liability when it is both probable that a liability has been incurred and the amount of the loss or range of loss can be reasonably estimated. These provisions, if any, are reviewed at least quarterly and adjusted to reflect the impacts of negotiations, settlements, rulings, advice of legal counsel, and other information and events pertaining to a particular case. Litigation is inherently unpredictable. At December 31, 2015, no litigation loss is deemed probable or reasonably estimated.

ITEM 4.  MINE SAFETY DISCLOSURES.

 Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our Common Stock is currently traded through the NASDAQ Capital Market (NASDAQ) and is quoted under the trading symbol “ECTE”.

The following table sets forth the range of high and low closing sale prices per share for our Common Stock for the periods indicated as reported by NASDAQ in 2015 and 2014.

2015 Quarters:	High	Low
First	$2.95	$1.48
Second	$2.20	$1.23
Third	$1.80	$1.39
Fourth	$1.88	$1.29

2014 Quarters:	High	Low
First	$4.02	$2.94
Second	$3.27	$1.58
Third	$2.28	$0.71
Fourth	$1.56	$0.51

There were 129 common stockholders of record as of March 1, 2016.

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

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Overview

   We are a medical device company with expertise in advanced skin permeation technology. We are developing a non-invasive. wireless continuous glucose monitoring (CGM) system for initial use in the diabetes outpatient market. We believe other significant opportunities exist in the wearable-health consumer market and the hospital setting. The transdermal skin preparation component of our CGM System allows for enhanced skin permeation that will enable extraction of analytes such as glucose, enhanced delivery of topical pharmaceuticals and other applications.

  After joining Echo in late December 2014 Management commenced a systematic review of the Company’s strategy, vision, organization, facilities, and existing obligations. Management evaluated the current status of the Company’s historic development programs and determined that they would suspend prior development and refocus on a product and a market that Management believed better suited the attributes and benefits of its technology, was more accessible, and would provide a greater return to shareholders. In order to execute the Company’s strategy, in early January 2015, key members of the R&D organization were rehired, and soon after documented key strategic goals, budgets and timelines. Management reengaged Medical Technologies Innovation Asia, Ltd., who had previously entered into a definitive agreement with the Company in December 2013, with the objective of restarting development work, initiating and completing a technology transfer and establishing in-country manufacturing. A formal development effort was initiated that was focused on achieving the accuracy, consistency, convenience and cost effectiveness of the Company’s CGM technology. The Company started the modification of its’ current technology focusing on the root causes of prior consistency issues. With the development of new analytic tests the Company made material progress addressing the historic issues. Along with new sensor chemistry, the Company believes it eliminated a number of prior issues. The Company terminated its ICU standalone monitor product, and successfully achieved communications from the sensor unit to a mobile device; developed a first generation API (application program interface) enabling third party application development, and redesigned a new low cost sensor with reusable components, along with a new exfoliator and tip. Meetings were held with MTIA and the China Food and Drug Administration with the belief that once submitted the regulators will grant a Class II designation. Further, the Company completed the technology transfer with MTIA and sensors are now being produced in China. Additionally, management concluded that the recent emergence of wearables fitness devices will provide a near term opportunity for the Company. Based on preliminary guidance from the FDA (General Wellness: Policy for Low Risk Devices” Document 1300013) it is the Company’s belief that a version of our technology will be applicable in this non-regulated market.  The ability to integrate continuous glucose data into new and existing algorithms available from third parties is a compelling value proposition for both Echo and a potential partner. The Company is actively pursuing completion of a modified version of our existing technology and is activity engaged in business development discussions. In order maximize financial resources the Company terminated two leases and relocated to more economical choices resulting in an annual savings of $400,000. The Company settled the litigation with its former CEO Patrick Mooney, for $150,000, and payment from the company’s insurers. The Company is now focused on completing its product development so it can achieve its goal of bringing a non-invasive CGM to the US market.

Research and Development

We believe that ongoing research and development efforts are essential to our success. A major portion of our operating expenses to date is related to our research and development activities. R&D expenses generally consist of internal salaries and related costs, and third-party vendor expenses for product design and development, product engineering and contract manufacturing. In addition, R&D costs include regulatory consulting, feasibility product testing (internal and external) and conducting nonclinical and clinical studies. R&D expenses were $2,788,938 and $4,634,287 for the years ended December 31, 2015 and 2014, respectively. We intend to maintain our strong commitment to R&D as an essential component of our product development efforts. Licensed or acquired technology developed by third parties may be an additional source of potential products; however, our ability to raise sufficient financing may impact our level of R&D spending.

Critical Accounting Policies and Estimates

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As of December 31, 2015, we had cash of $56,210, a working capital deficit of $2,934,684, and an accumulated deficit of approximately $150,129,933. Through December 31, 2015, we have not been able to generate sufficient revenues from our operations to cover our costs and operating expenses. Although we have been able to raise capital through a series of debt and equity offerings in order to fund our operations, it is not known whether we will be able to continue this practice, or be able to obtain other types of financing to meet our future cash operating expenses. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Subsequent to 2015, we have received net cash proceeds of $832,000 from a $5,145,000 secured convertible note  financing we closed on January 29, 2016. Should stockholder approval be obtained at a Special Shareholder Meeting to be held on April 14, 2016, the gross aggregate balance of $3,358,000 will be received from this financing. Additional financing is necessary to fund operations in 2016 and beyond. Additionally, management believes, if necessary, certain expenditures can be deferred until additional financing is obtained.

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

Revenue Recognition — To date, we have generated revenue primarily from licensing agreements, including upfront, nonrefundable license fee. We recognize revenue when the following criteria have been met:

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

Recently Issued Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (the "FASB") issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (ASU 2014-09), which supersedes nearly all existing revenue recognition guidance under U.S. GAAP. The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services. ASU 2014-09 defines a five step process to achieve this core principle and, in doing so, more judgment and estimates may be required within the revenue recognition process than are required under existing U.S. GAAP.

In July 2015, the Financial Accounting Standards Board (the "FASB") finalized a one year delay in the effective date of this standard, which will now be effective for us on January 1, 2018, however early adoption is permitted any time after the original effective date, which for us is January 1, 2017. We have not yet selected a transition method and are currently evaluating the impact of ASU 2014-09 on our consolidated financial statements.

In November 2015, the FASB issued ASU 2015-17, which revises the guidance in ASC 740, Income Taxes, to simplify the presentation of deferred income taxes and require that deferred tax liabilities and assets be classified as non-current in the statement of financial position. The guidance is to be applied either prospectively or retrospectively, and is effective for reporting periods (interim and annual) beginning after December 15, 2016 for public companies. Early adoption is permitted. The implementation of this ASU is not expected to have a material impact on our consolidated financial position or results of operations.

In January 2016, the FASB issued ASU 2016-01, which revises the guidance in ASC 825-10, Recognition and Measurement of Financial Assets and Financial Liabilities, and provides guidance for the recognition, measurement, presentation, and disclosure of financial assets and liabilities. The guidance is effective for reporting periods (interim and annual) beginning after December 15, 2017, for public companies. We are currently assessing the potential impact of this ASU on our consolidated financial position and results of operations.

In February 2016, the FASB issued Accounting Standards Update No. 2016-02, Leases. The new standard establishes a right-of use (ROU) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement.

The new standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available.

Results of Operations

Comparison of the Years ended December 31, 2015 and 2014

Net loss — As a result of the factors described below, we had a net loss of $22,197,867 for the year ended 2015 compared to $15,312,654 for the year ended 2014.

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

Licensing Revenue — This represents revenue which we are recognizing relative to our $500,000 non-refundable payment we received from our 2009 Handok Licensing Agreement. We have recognized this revenue over our contractual or estimated performance period. Periodically, we have adjusted our amortization period for revenue recognition to reflect a revision in the estimated timing of regulatory approval. Accordingly, we determined that approximately $0 and $57,000 of licensing revenue was recognizable in years ended 2015 and 2014, respectively.

Research and Development Expenses — Research and development expenses decreased by approximately $1,845,000, or 40%, to $2,788,938 for the year ended 2015 from $4,634,287 for the year ended 2014. R&D represented 16% and 37% of total operating expenses during the years ended 2015 and 2014, respectively.  R&D decreased as a result of the amount of operating cash available to management. Declines for the year primarily occurred in the following categories - $655,000 in salaries and benefits, $234,000 in consulting, $192,000 in materials, tools, supplies and prototypes, $366,000 in contracted services, and $93,000 in information technology costs. Rent and utilities declined by $230,000 due to our research facility relocation from Franklin to Littleton, Massachusetts.

For 2015, we concentrated our limited funding on continuing the transformation of our prior Intensive Care Unit product for use in the wearable-health consumer and diabetes outpatient marketplaces. Specifically, we are developing a new generation of flexible, wearable, non-invasive technology with smartphone applicability.

Additionally, we devoted resources to assist our partner in China, Medical Technologies Innovation Asia Ltd. (MTIA), in meeting the stringent requirements set forth by the China Food and Drug Administration (CFDA).

For 2015, we improved our CGM consistency and reliability through improvements to the key components of the system. We successfully demonstrated a Smartphone App and glucose tracking comparison against an industry leading CGM.  With respect to specific components, our progress was as follows:

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

Selling, General and Administrative Expenses — We are not engaged in selling activities and, accordingly, general and administrative expenses relate principally to salaries and benefits for our executive, financial and administrative staff, public company costs, investor relations, legal, accounting, public relations, capital-raising costs and facilities costs.  Selling, general and administrative expenses decreased by $3,024,586, or 41%, to $4,325,645 for the year ended 2015 from $7,350,231 for the year ended 2014.  SG&A represented 24% and 59% of total operating expenses during the years ended 2015 and 2014, respectively. Declines for the year occurred in the following categories - $1,155,000 in proxy related fees, $384,000 in board fees, $348,000 in reorganization costs,  $325,000 in salaries and benefits, $338,000 in consulting fees, $150,000 in recruiting fees, $144,000 in investor relations, $6,000 in legal fees, $45,000 in rent, and $130,000 in franchise taxes. In 2014 the Company was enveloped in a proxy fight which resulted in a temporary shutdown of its operations. The board at the time took a large role in running the company as the CEO had been dismissed as well and was involved in a lawsuit with the Company. Numerous consultants also advised the board in 2014. Recruiting fees in 2014 reflect a large fee for an executive recruiter to conduct a search for a chief executive officer. Mr. Hollander was not sourced by this firm. In 2015 the lawsuit with the former CEO was settled, and the Company’s headquarters were relocated to less expensive facilities. In addition, the overall corporate administrative staff was significantly downsized from prior years to allow for better utilization of available funding for R&D milestones.

Loss (gain) on disposal of property and equipment —The loss on disposal of $278,816 for 2015 reflects the write-down of furniture sold to the incoming tenant of the Franklin, MA facility which we moved out of in the third quarter in addition to losses on furniture and fixtures sold when we relocated from Philadelphia, PA to Iselin, NJ in the first quarter of 2015.

Financing gain (loss) — This represents a non-cash charge representing the excess value given to investors in 2015, who received shares of Series F Stock and warrants to purchase the same number of shares of our common stock, when the closing market price was above the $1.50 purchase price they paid for their shares and warrants. We recorded a non-cash charge of $4,720,000 in 2015, related to these investors.

Amortization of deferred financing costs — $3,549,328 for the year 2014 represented amortization of the fair value total of deferred financing costs from the Commitment Warrants issued pursuant to the 2012 Credit Facility.

Gain (Loss) on Revaluation of Derivative Warrant Liability — Changes in the fair value of the derivative financial instruments are recognized as a derivative gain or loss. The primary underlying risk exposure pertaining to the warrants is the change in fair value of the underlying Common Stock. The gain on revaluation of the derivative warrant liability for the year ended 2015 and 2014 was $81,155 and $911,000, respectively.

Deemed Dividend on Beneficial Conversion Feature of Convertible Preferred Stock — In connection with the issuance of convertible preferred stock, the conversion feature was considered beneficial, or “in the money”, at issuance due to a conversion rate that allows the investor to obtain the Common Stock at below market price. During the years ended 2014, we recorded a deemed dividend on the beneficial conversion feature of $350,000.

Liquidity and Capital Resources

We have financed our operations since inception primarily through sales of our equity, the issuance of convertible promissory notes, draws from our non-revolving credit facility, unsecured and secured promissory notes, non-refundable payments received under license agreements and cash received in connection with exercises of Common Stock options and warrants. As of December 31, 2015, we had $56,210 of cash and cash equivalents, with no other short term investments.

Net cash used in operating activities was $5,079,864 for the year ended 2015. The use of cash in operating activities was primarily attributable to the net loss of  $22,197,867 offset by non-cash expenses of $9,625,000 for an impairment charge, $4,720,000 non-cash charges to financing expense in connection with continuing installments from our December 2014 financing as well as the capital contribution repaid on the same terms,  $521,860 for depreciation and amortization, $910,884 for share-based compensation expense, a $328,000 charge for a warrant re-pricing related to reimbursement for legal expenses of the 2014 proxy battle, and a $279,000 loss on the sale and disposal of property and equipment resulting from primarily the closing of our Philadelphia office and write-off of various leasehold improvements. Offsetting the net loss further is a non-cash gain of $81,155 as a result of the change in fair value during the year of the Common Stock underlying the derivative warrants related to the 2012 Credit Facility which expired in October 2014. Increases in accounts payable and accrued expenses resulted in a net increase in cash available for operations of approximately $840,509, while decreases in prepaid expenses and other current assets decreased cash available for operations by $25,911.

Net cash used in investing activities was $113,692 for the year ended 2015. $55,836 was used to purchase property and equipment. The Company utilized $183,938 to secure letters of credit for its new corporate headquarters and its new research facility in Littleton, Massachusetts. This was offset by proceeds of $126,082 from the sales of certain property and equipment in connection with our office and research facility relocations.

Net cash provided by financing activities was $3,970,825 for the year ended 2015. We received approximately $3,581,500 in net proceeds from the sale of our equity, $330,000 in bridge financing, and a capital contribution of approximately $59,325.

Recent Financing History

Secured Convertible Note Financing

        On January 29, 2016, we entered into a securities purchase agreement (the “Purchase Agreement”) with certain institutional and other accredited investors (the “Investors”) pursuant to which we agreed to issue up to $5,145,000 principal amount of 10% senior secured convertible notes (the “Notes”) and related common stock purchase warrants (the “Warrants”) in two tranches.  The Notes are secured by substantially all of our assets pursuant to a Security Agreement, dated January 29, 2016 (the “Security Agreement”).  The initial closing of $1,787,000 which yielded net proceeds of $832,000 occurred on January 29, 2016.  Bridge notes in the principal amount of $680,000 were surrendered to us as payment by certain Investors. Fees aggregating approximately $275,000 were paid out of the proceeds of the initial closing to the placement agent and others.  Additional fees will be paid, primarily to the placement agent, for the second closing when funded. The second closing of $3,358,000 is subject to our obtaining shareholder approval at a Special Shareholders Meeting to be held on April 14, 2016. The Notes are initially convertible into 1,191,333 shares of common stock, par value $.01 per share, of the Company (the “Common Stock”), at $1.50 per share. We have the right to redeem the Notes under certain circumstances.  Interest is payable quarterly or, subject to receipt of stockholder approval, at our option, in shares of Common Stock.  In connection with the initial closing, we issued five-year Warrants to purchase 1,191,333 shares of Common Stock at an exercise price of $1.50 per share, which are not exercisable for six months. Upon receipt of shareholder approval to be obtained at a special meeting of our shareholders to be held on April 14, 2016, we expect to issue Notes in an aggregate principal amount of $3,358,000 initially convertible into 2,238,667 shares of Common Stock at $1.50 per share and 1-1/2 year warrants to purchase 2,238,667 shares of Common Stock at $1.50 per share.  The Notes and Warrants are subject to customary antidilution provisions.  If stockholder approval is obtained, the conversion price for the Notes is subject to a reset to eighty percent (80%) of the average of the ten lowest closing prices of the Common Stock less than $1.50 (subject to equitable adjustment), if any, as reported by Bloomberg LP for the principal market on which the Common Stock then trades during the ninety (90) days following the first effective date of a registration statement filed pursuant to the Registration Rights Agreement, but in no event less than $.80, subject to equitable adjustment.

The Purchase Agreement contains customary representations, warranties and affirmative and negative covenants.  The Purchase Agreement also requires management and certain shareholders to lock-up certain of their shares for the earlier of six months after the effective date of a registration statement, the first anniversary of the initial closing (January 29, 2017), or the date, if applicable, such holder of securities is no longer an officer or directors of the Company, subject to certain exceptions.  In addition, for up to one year following the effective date of a registration statement, the Investors have the right to participate, on a pro rata basis, in certain subsequent financings by us, subject to certain limitations. In connection with the transaction, we entered into a registration rights agreement (the “Registration Rights Agreement”) that requires us to file one or more registration statements in respect of the shares of Common Stock underlying the Notes and Warrants.  If we fail to make its filing deadlines or fails to maintain the registration statement for required periods of time, we will be subject to certain liquidated damages provisions. Newbridge Securities Corporation/Life Tech Capital (the “Placement Agent”) acted as the sole placement agent for the financing.  The Placement Agent will receive five-year warrants to purchase approximately 120,000 shares of Common Stock at $1.50 per share upon the completion of the full offering.

Bridge Note Financings

        On February 4, 2016, we issued a promissory note to Beijing Yi Tang Bio Science & Technology, Ltd. (BYT) in the aggregate principal amount of $300,000 in respect of a bridge loan made by such party.  The promissory note, which bears interest at the prime rate, may, at BYT’s option, be exchanged for securities issued in a subsequent financing by the Company, including the second tranche financing described above.

On February 11, 2016, we issued a promissory note to Platinum Partners Value Arbitrage Fund L.P. (PPVA) in the aggregate principal amount of $100,000 in respect of a bridge loan made by such party.  The promissory note, which bears interest at the prime rate, may, at PPVA’s option, be exchanged for securities issued in a subsequent financing by the Company, including the second tranche financing described above.

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

We have generated limited revenue and have had operating losses since inception, including a net loss of $22,197,867 for the year ended December 31, 2015. As of December 31, 2015, we had an accumulated deficit of ($150,129,933). We have no current sources of material ongoing revenue, other than the recognition of revenue from upfront license fees and potential future milestone payments and royalties under our current license and collaboration agreements.  Our losses have resulted principally from costs incurred in connection with our research and development activities and from general and administrative costs associated with our operations. We also expect to have negative cash flows for the foreseeable future as we fund our operating losses and capital expenditures. This will result in decreases in our working capital, total assets and stockholders’ equity, which may not be offset by future funding.

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

Subsequent to December 31, 2015, the Company initially received net cash proceeds of $832,000 from a $5,145,000 Secured Convertible Note financing it entered on January 29, 2016. The balance of the funding is subject to shareholder approval on April 14, 2016. Additional financing is necessary to fund operations in 2016 and beyond. Additionally, management believes, if necessary, certain expenditures can be deferred until additional financing is obtained.

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

Our management, including our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2015. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013). Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of these controls. Based on this assessment, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that as of December 31, 2015, our internal control over financial reporting was not effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles as a result of the material weaknesses identified in our disclosure controls and procedures.

Our Chief Executive Officer and Chief Financial Officer concluded that as of December 31, 2015 the following material weaknesses existed:

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

ITEM 9B.  OTHER INFORMATION.

       None

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The information required by this item is incorporated herein by reference to our Company’s definitive proxy statement for the 2015 Annual Meeting of Stockholders, to be filed with the SEC pursuant to Regulation 14A.

ITEM 11.  EXECUTIVE COMPENSATION.

The information required by this item is incorporated herein by reference to our Company’s definitive proxy statement for the 2015 Annual Meeting of Stockholders, to be filed with the SEC pursuant to Regulation 14A.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDERS MATTERS.

The information required by this item is incorporated herein by reference to our Company’s definitive proxy statement for the 2015 Annual Meeting of Stockholders, to be filed with the SEC pursuant to Regulation 14A.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.

The information required by this item is incorporated herein by reference to our Company’s definitive proxy statement for the 2015 Annual Meeting of Stockholders, to be filed with the SEC pursuant to Regulation 14A.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES.

The information required by this item is incorporated herein by reference to our Company’s definitive proxy statement for the 2015 Annual Meeting of Stockholders, to be filed with the SEC pursuant to Regulation 14A.

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
Date: March 30, 2016

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 30, 2016.

By:	/s/ Scott W. Hollander
Scott W. Hollander
President and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Alan W. Schoenbart
Alan W. Schoenbart
Chief Financial Officer
(Principal Financial and Accounting Officer)

By:	/s/ Michael M. Goldberg
Michael M. Goldberg, M.D.
Director

By:	/s/ Shepard M. Goldberg
Shepard M. Goldberg
Director

By:	/s/ Elazer R. Edelman
Elazer R. Edelman, M.D., Ph.D.
Director

ECHO THERAPEUTICS, INC.

ECHO THERAPEUTICS, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,
	2015	2014
ASSETS
Current assets:
Cash and cash equivalents	$56,210	$1,278,941
Prepaid and other	244,534	490,824
Total current assets	300,744	1,769,765

Property and equipment, net	267,671	1,138,593

Other assets:
Intangible assets, net	-	9,625,000
Cash restricted pursuant to letters of credit	236,425	52,488
Other assets	250	9,990
Total other assets	236,675	9,687,478
Total assets	$805,090	$12,595,836

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$2,176,083	$1,801,469
Accrued and other	602,345	968,392
Bridge loans payable	330,000	-
Derivative warrant liability	127,000	208,155
Total current liabilities	3,235,428	2,978,016
Deferred revenue from licensing arrangements, net of current portion	95,535	95,535
Total liabilities	3,330,963	3,073,551

Commitments and contingencies

Stockholders’ equity (deficit):
Preferred Stock, $0.01 par value; 40,000,000 shares authorized:
Convertible Series
C - 10,000 shares authorized; issued and outstanding 1,000 shares	10	10
D - 3,600,000 shares authorized; issued and outstanding 1,000,000 shares	10,000	10,000
E - 1,748,613 shares authorized, issued and outstanding	17,486	17,486
F - 6,000,000 shares authorized; issued and outstanding 5,276,180 and 840,336 shares, respectively	52,762	8,403
Common stock, $0.01 par value, 150,000,000 shares authorized; issued and outstanding 11,124,496 and 12,629,695 shares, respectively	111,243	126,295
Additional paid-in capital	147,412,559	137,292,157
Accumulated deficit	(150,129,933)	(127,932,066)
Total stockholders’ equity (deficit)	(2,525,873)	9,522,285
Total liabilities and stockholders’ equity (deficit)	$805,090	$12,595,836

See accompanying notes to the consolidated financial statements.

ECHO THERAPEUTICS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2015	2014
Licensing revenue	$-	$57,321
Operating expenses:
Research and development	2,788,938	4,634,287
Selling, general and administrative	4,325,645	7,350,231
Impairment charge	9,625,000	-
Loss on disposal of property and equipment	278,816	1,114
Depreciation and amortization	521,860	392,727
Total operating expenses	17,540,259	12,378,359
Loss from operations	(17,540,259)	(12,321,038)
Other income (expense):
Financing loss	(4,720,000)	-
Amortization of deferred financing costs	-	(3,549,328)
Interest expense	(15,343)	(1,176)
Other income	-	1,888
Gain on revaluation of derivative warrant liability	81,155	911,000
Other income (expense), net	(4,654,188)	(2,637,616)
Net loss before taxes	(22,194,447)	(14,958,654)
State income taxes	3,420	4,000
Net loss	(22,197,867)	(14,962,654)
Deemed dividend on beneficial conversion feature of convertible preferred stock	-	(350,000)
Net loss applicable to common shareholders	$(22,197,867)	$(15,312,654)
Net loss per common share, basic and diluted	$(1.98)	$(1.24)
Basic and diluted weighted average common shares outstanding	11,231,418	12,308,254

See accompanying notes to the consolidated financial statements.

ECHO THERAPEUTICS, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)
FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)

Balance at December 31, 2013	2,749,613	$27,496	11,776,578	$117,764	$132,192,648	$(112,969,412)	$19,368,496
Proceeds from issuances of Common Stock and warrants, net of cash issuance costs of $50,000	—	—	872,728	8,727	2,341,273	—	2,350,000
Fair value of Common Stock issued for services	—	—	2,636	26	8,378	—	8,404
Proceeds from issuance of Common Stock, Series F Preferred Stock and warrants, net of cash issuance costs of $56,604	840,336	8,403	—	—	934,993	—	943,396
Capital contribution	—	—	—	—	440,675	—	440,675
Share-based compensation, net of restricted stock cancellations	—	—	(22,247)	(222)	1,374,190	—	1,373,968
Net loss	—	—	—	—	—	(14,962,654)	(14,962,654)
Balance at December 31, 2014	3,589,949	$35,899	12,629,695	$126,295	$137,292,157	$(127,932,066)	$9,522,285
Exchange - Common Stock for Series F	1,500,000	15,000	(1,500,000)	(15,000)	—	—	—
Proceeds from issuance of Series F and warrants	2,387,667	23,877	—	—	7,353,623	—	7,377,500
Capital contribution	—	—	—	—	59,325	—	59,325
Issuance of Series F pursuant to Reimbursement Agreement	548,177	5,482	—	—	1,796,518	—	1,802,000
Share-based compensation, net of restricted stock cancellations	—	—	(5,199)	(52)	910,936	—	910,884
Net loss	—	—	—	—	—	(22,197,867)	(22,197,867)
Balance at December 31, 2015	8,025,793	$80,258	11,124,496	$111,243	$147,412,559	$(150,129,933)	$(2,525,873)

See accompanying notes to the consolidated financial statements.

ECHO THERAPEUTICS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended December 31,
	2015	2014
Cash flows from operating activities:
Net loss	$(22,197,867)	$(14,962,654)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	521,860	392,727
Amortization of deferred financing costsAmortization of deferred financing costs	—	3,549,328
Share-based compensation, net	910,884	1,373,968
Fair value of common stock issued for services	—	8,404
Gain on revaluation of derivative warrant liability	(81,155)	(911,000)
Warrant repricing charged to legal expense	328,000	—
Loss on disposal of assets	278,816	1,114
Impairment charge	9,625,000	—
Financing loss	4,720,000	—
Changes in assets and liabilities:
Prepaid expenses and other	(25,911)	(441,603)
Accounts payable	656,556	765,149
Deferred revenue from licensing arrangements	—	(57,321)
Accrued and other	183,953	(442,715)
Net cash used in operating activities	(5,079,864)	(10,724,603)
Cash flows from investing activities:
Purchase of property and equipment	(55,836)	(36,627)
(Increase) decrease in restricted cash	(183,938)	250,000
Decrease in security deposit	—	2,076
Proceeds on disposal of property and equipment	126,082	—
Net cash (used in) provided by investing activities	(113,692)	215,449
Cash flows from financing activities:
Proceeds from equity issuances	3,581,500	3,293,397
Proceeds from bridge loans	330,000	—
Principal payments on capitalized lease obligations	—	(1,362)
Capital contribution	59,325	440,675
Net cash provided by financing activities	3,970,825	3,732,710
Net decrease in cash and cash equivalents	(1,222,731)	(6,776,444)
Cash and equivalents:
Beginning of year	1,278,941	8,055,385
End of year	$56,210	$1,278,941
Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$15,522	$2,154
Income taxes	$4,110	$—
Supplemental disclosure of non-cash financing transactions:
Deemed dividend on beneficial conversion feature of convertible preferred stock	$—	$350,000
Director’s fees payable offset against prepaid insurance	$272,200	$—
Accrued legal fees settled with stock	$550,000	$—
Security deposit offset against accounts payable	$9,740	$—
Conversion of convertible preferred stock into Common Stock at par value	$15,000	$—

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

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Sontra Medical, Inc., a Delaware corporation (and all significant intercompany balances have been eliminated by consolidation) and have been prepared on a basis assuming that the Company is a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. Certain amounts in prior periods have been reclassified to conform to current presentation.

On June 7, 2013, the Company effected a 1-for-10 reverse stock split of its common stock. All share and per share information was retroactively restated to reflect this reverse stock split.

(2) LIQUIDITY AND MANAGEMENT’S PLANS

As of December 31, 2015, the Company had cash of $56,210, working capital deficit of $2,934,684, and an accumulated deficit of $150,129,933. The Company continues to incur recurring losses from operations. Our losses have resulted principally from costs incurred in connection with our research and development activities and from general and administrative costs associated with our operations. We also expect to have negative cash flows for the foreseeable future as we fund our operating losses and capital expenditures. This will result in decreases in our working capital, total assets and stockholders’ equity, which may not be offset by future funding. The Company will need to obtain proceeds under its current financing arrangement and secure additional capital to fund its product development, research, manufacturing and clinical programs in accordance with its current planned operations. The Company has funded its operations in the past primarily through debt and equity issuances.  Management intends to utilize its current financing arrangement once approved by stockholders on April 14, 2016, and will continue to pursue additional financing to fund its operations. Management believes that it will be successful in obtaining proceeds from their current financing arrangement and raising additional capital. No assurances can be given that additional capital will be available on terms acceptable to the Company. The accompanying financial statements do not include any adjustments that might result from the outcome of the uncertainty.

Subsequent to December 31, 2015, the Company initially received cash proceeds of $832,000 from a $5,145,000 Secured Convertible Note financing it entered on January 29, 2016. See Note 8.

(3) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying consolidated financial statements have been prepared in accordance with the Financial Accounting Standards Board (“FASB”) “FASB Accounting Standard Codification(TM)” (the “Codification”) which is the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with generally accepted accounting principles (“GAAP”) in the United States.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with maturities of ninety days or less to be cash equivalents. Cash equivalents consisted of money market funds at a major banking institution as of December 31, 2015 and 2014. The Company maintains its cash in bank deposit accounts which, at times, may exceed the federally insured limits. The Company has never experienced any previous losses related to these uninsured balances. Restricted cash consists of letters of credit in favor of its two landlords as of December 31, 2015.

Intangible Assets and Other Long-Lived Assets

The Company records acquired intangible assets at the acquisition date fair value. Intangible assets related to technology are expected to be amortized over the period of expected benefit and will commence upon revenue generation.

The Company reviews intangible assets at least annually and whenever events or circumstances change that indicated impairment may have occurred to determine if any adverse conditions exist that would indicate impairment or a change in the remaining useful life of any intangible asset. Conditions that would indicate impairment and trigger an impairment assessment include, but are not limited to, a significant adverse change in legal factors or business climate that could affect the value of an asset, or an adverse action or assessment by a regulator. While the Company uses available information to prepare estimates and to perform impairment evaluations, actual results could differ significantly from these estimates or related projections, resulting in impairment related to recorded balances. If the estimate of an intangible asset’s remaining useful life is changed, the Company amortizes the remaining carrying value of the intangible asset prospectively over the revised remaining useful life. The Company performs a regular review of the underlying assumptions, circumstances, time projections and revenue and expense estimates to decide if there is a possible impairment. As a result, the Company reviewed its intangibles for impairment and recorded a $9.625 million impairment charge, or the full value of its intangibles, on the consolidated statement of operations in the second quarter of 2015.

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

The Company's financial liabilities measured at fair value on December 31, 2015 and 2014 consists solely of a derivative warrant liability which is classified as Level 3 in fair value hierarchy (see Note 7). The Company uses a valuation method, the Black-Scholes option pricing model, and the requisite assumptions in estimating the fair value for the warrants considered to be derivative instruments. These assumptions include the fair value of the underlying stock, risk-free interest rates, volatility, expected life and dividend rates. The Company has no financial assets measured at fair value.

The Company may also be required, from time to time, to measure certain other financial assets at fair value on a nonrecurring basis. The Company wrote off its intangible asset in 2015; however this is the only such adjustment in the years ended December 31, 2015 and 2014.

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

Segment Information

Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision maker, or decision making group, in making decisions regarding resource allocation and assessing performance. To date, the Company has viewed its operations and manages its business as principally one operating segment, which is the development of transdermal skin permeation and diagnostic medical devices. As of December 31, 2015 and 2014, all of the Company’s assets were located in the United States.

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

When tax returns are filed, it is highly certain that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50% likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits in the accompanying balance sheet along with any associated interest and penalties that would be payable to the taxing authorities upon examination. There were no uncertain tax position liabilities recorded at December 31, 2015 and 2014.

The Company’s policy is to recognize interest and penalties related to income tax matters in income tax expense. As of December 31, 2015 and 2014, the Company had no accruals for interest or penalties related to income tax matters.

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

Recently Issued Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (the "FASB") issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (ASU 2014-09), which supersedes nearly all existing revenue recognition guidance under U.S. GAAP. The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services. ASU 2014-09 defines a five step process to achieve this core principle and, in doing so, more judgment and estimates may be required within the revenue recognition process than are required under existing U.S. GAAP.

In July 2015, the Financial Accounting Standards Board (the "FASB") finalized a one year delay in the effective date of this standard, which will now be effective for us on January 1, 2018, however early adoption is permitted any time after the original effective date, which for us is January 1, 2017. We have not yet selected a transition method and are currently evaluating the impact of ASU 2014-09 on our condensed consolidated financial statements.

In November 2015, the FASB issued ASU 2015-17, which revises the guidance in ASC 740, Income Taxes, to simplify the presentation of deferred income taxes and require that deferred tax liabilities and assets be classified as non-current in the statement of financial position. The guidance is to be applied either prospectively or retrospectively, and is effective for reporting periods (interim and annual) beginning after December 15, 2016 for public companies. Early adoption is permitted. The implementation of this ASU is not expected to have a material impact on our consolidated financial position or results of operations.

In January 2016, the FASB issued ASU 2016-01, which revises the guidance in ASC 825-10, Recognition and Measurement of Financial Assets and Financial Liabilities, and provides guidance for the recognition, measurement, presentation, and disclosure of financial assets and liabilities. The guidance is effective for reporting periods (interim and annual) beginning after December 15, 2017, for public companies. We are currently assessing the potential impact of this ASU on our consolidated financial position and results of operations.

In February 2016, the FASB issued Accounting Standards Update No. 2016-02, Leases. The new standard establishes a right-of use (ROU) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement.

The new standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available.

 (4)  PROPERTY AND EQUIPMENT

The principal categories and estimated useful lives of property and equipment at December 31 were:

	2015	2014	Estimated Useful Lives
Computer equipment	$332,764	$334,865	3
Office and laboratory equipment	628,726	740,177	3-5
Furniture and fixtures	228,099	755,444	7
Manufacturing equipment	61,998	111,980	5
Leasehold improvements	41,968	825,589	3-7
Total property and equipment	1,293,555	2,768,055
Less accumulated depreciation and amortization	1,025,884	1,629,462
Property and equipment, net	$267,671	$1,138,593

The Company recorded a loss on disposal of $278,816, primarily in connection with its corporate office and research facility relocations to Iselin, New Jersey and to Littleton, Massachusetts, respectively. In connection with its relocation from its Franklin, Massachusetts to Littleton, Massachusetts research facility, the Company sold excess furniture to the incoming tenant. Additionally, each move required the Company to write-off its leasehold improvements. See Note 6.

(5)  IMPAIRMENT OF INTANGIBLES

In connection with the preparation of the financial statements in the second quarter of fiscal 2015, the Company concluded it had a triggering event requiring assessment of impairment for its intangibles in conjunction with an expected out-licensing strategy that new management had hoped to pursue. Extremely limited financial resources coupled with the remaining short patent lives, discussions with previous consultants regarding their progress with bringing value to the intangibles, a review of competitive formulations and discussions with new consultants to explore out-licensing strategies, led newly-hired corporate management to conclude it was best to abandon its initial hope to garner value from its intangibles. Accordingly, due to this change in strategy, no monies are now expected to be obtained relating to the Azone Drug Master File, the Durhalieve and MAZ Investigational New Drug applications and the MAZ Orphan Drug application (collectively, the AzoneTS-based technology acquired in 2007) intangibles. As a result, the Company reviewed the intangibles for impairment and recorded a $9.625 million impairment charge, or the full value of the intangibles, in the consolidated statement of operations in the second quarter of 2015.

(6)  OPERATING LEASE COMMITMENTS

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

The Company leased a corporate apartment in Franklin, Massachusetts through September 2014 and a corporate apartment in Philadelphia, Pennsylvania on a month-to-month basis, also in 2014.

Future minimum lease payments for each of the next five years under these operating leases at December 31, 2015 are approximately as follows:

Amount
Year Ending December 31,
2016	$208,531
2017	237,797
2018	204,515
2019	154,513
2020	143,959
Total	$949,315

The Company’s facilities lease expense was approximately $293,000 and $514,000 for the years ended
December 31, 2015 and 2014, respectively.

(7)  DERIVATIVE WARRANT LIABILITY

In August 2012, the Company and Platinum-Montaur Life Sciences, LLC (PM) entered into a Loan Agreement whereby PM agreed to provide a credit facility (CF) to the Company of up to $20,000,000 dependent on the achievement of certain clinical and regulatory milestones set forth in the Loan Agreement, with an initial available principal amount of $5,000,000 (the “Maximum Draw Amount”). The draws under the agreement bore interest at 10% per annum. In connection with the CF, the Company issued PM a warrant to purchase 400,000 shares of its Common Stock, with a term of five years and an exercise price of $20.00 per share (the “Commitment Warrant” or “CW”). The CW was valued at $4,840,000 and recorded as a deferred financing asset and a derivative warrant liability. The Loan Agreement called for each $1,000,000 of funds borrowed pursuant to the Credit Facility, the Company will would issue PM a warrant to purchase 100,000 shares of Common Stock, with a term of five years and an exercise price equal to 150% of the market price of the Common Stock at the time of the draw, but in no event less than $20.00 or more than $40.00 per share (together with the Commitment Warrant, the “Warrants”). All of the Warrants were immediately exercisable and had a term of five years from the issue date. Obligations under the CF were guaranteed by the Company’s subsidiary, Sontra Medical, Inc. The deferred financing cost was then amortized over the life of the CF. Over a three month period beginning in September 2012, three separate draws totaling $3,000,000 were taken under the CF and five year warrants to purchase 300,000 shares of Common Stock were issued at prices ranging from $21.10 to $22.70. The warrants were valued at $3,455,000, and accreted to interest expense over the life of the draws. The CF was terminated on October 30, 2014. $3,549,325 was charged to interest expense in 2014.

On February 12, 2015, the Company agreed to re-price the warrants to $7.50 per share in connection with the Reimbursement Agreement (see Note 8). The Company recorded a non-cash charge to legal expense for $328,000 representing the cost of re-pricing the Derivative Warrants.  As a result of having warrants to purchase 700,000 shares of our Common Stock at $7.50 outstanding, issued in connection with a 2012 Credit Facility (which was terminated in October 2014), we are required to record the changes in the value of these derivative warrants through their expirations in November 2017. The table below presents the changes in the derivative warrant liability, which is measured at fair value on a recurring basis and classified as Level 3 in fair value hierarchy:

	2015	2014
Derivative warrant liability as of January 1	$208,155	$1,119,155
Gain on revaluation	(81,155)	(911,000)
Derivative warrant liability as of September 30	$127,000	$208,155

None of the derivative warrants were exercised in 2015 or 2014 pursuant to cashless exercise provisions.

 (8)  FINANCINGS

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

In connection with the issuance of this Series F, the conversion feature of Series F was considered beneficial, or “in the money”, at issuance due to a conversion rate that allows the investor to obtain the Common Stock at below market price. The Company recorded a deemed dividend on the beneficial conversion feature of $350,000 at December 31, 2014.

Capital Contribution

        Late in the third quarter of 2014 the research and development operations of the Company were suspended and key personnel were laid off. In October 2014, two of our directors received a non-recourse loan for $500,000 from PPVA. The purpose of the loan was to provide the directors monies to advance their plan for the Company and attempt to maintain its viability during the suspension of operations. $440,675 was expended in the fourth quarter of 2014 by these directors primarily for salaries of key employees and targeted technology efforts focused on the wearable technology sector. The Company considered this expenditure by two of its directors a capital contribution since the funds were spent on matters specifically related to the operations of the Company. In February 2015, the $440,675 capital contribution together with the balance monies received in 2015, equivalent to the original $500,000 the two directors had received, was repaid by the Company to PPVA through the issuance of Series F and five-year Series F Warrants to purchase 333,333 shares of Common Stock at $3 per share. In connection with this repayment, we recorded a $924,000 non-cash charge representing the excess market value of the preferred stock and warrants above the $500,000 capital contribution. Such amount is included in the financing loss reflected on the consolidated statement of operations.

Stock Issued in Exchange for Services

During the year ended December 31, 2014, the Company issued  2,636 shares of Common Stock, with a fair value $8,404, to vendors in exchange for their services. The Company recorded expense related to these issuances, which represents the fair value of the related stock.

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

During 2015, the Company received $3,581,500 , from its $4,000,000 December 2014 financing and follow-on subscriptions on similar terms of $581,500 in the aggregate, and  issued 2,387,667 shares of Series F Preferred Stock and warrants to purchase the same number of shares of Common Stock at an exercise price of $3.00. The Company recorded financing expense of $3,796,000 with a corresponding credit to additional paid in capital since the average market price on the dates the financing was received was above the deal price of $1.50, representing excess value provided to the investors. In connection with the aforementioned follow-on subscription agreements, the Company provided the subscriber with the right for the period of one year, at the subscriber’s option, to convert all or any part of the shares of Series F Preferred Stock and warrants purchased into the securities issued in a future financing that yields gross proceeds to the Company of at least $2,000,000. This right will pertain to both the securities issued in those follow-on offerings aggregating $581,500 or for those obtained in the previous December 18, 2014, $4,000,000 aggregate offering, in which they participated. Additionally, for a period of two years, the subscriber will have the right to participate in all financings of the Company such that they maintain their current ownership percentage in the Company.

During December 2015, we received bridge loans aggregating $330,000; $180,000 from Beijing Yi Tang Bio Science & Technology, Ltd. and $150,000 from Platinum Partners Value Arbitrage Fund L.P., which were later rolled with interest into our Secured Convertible Note Financing in January 2016. See Note 18. The notes earned interest at the prime rate.

(9)  CONVERTIBLE PREFERRED STOCK

Series C

Each share of Series C is convertible into 100 shares of Common Stock, subject to adjustment for stock splits, combinations or similar events. Series C holders are entitled to dividends equivalent to those of common shareholders should a dividend be declared by the Board of Directors.  Each holder who receives Series C may convert its Series C at any time following its issuance. The conversion of Preferred Stock into shares of Common Stock, however, is subject to a restriction, which prohibits the conversion of shares of Preferred Stock if the number of shares of Common Stock to be issued pursuant to such conversion would exceed, when aggregated with all other shares of Common Stock owned by such holder at such time, in excess of 9.99% beneficial ownership of all of the Company’s Common Stock outstanding at such time.  In the event of any Liquidation Event (as defined in the Series C Certificate), the holders of Series C will be entitled to receive (subject to the rights of any securities designated as senior to the Series C) a per share liquidation preference equal to an amount calculated by taking the total amount available for distribution to holders of all the Company’s outstanding Common Stock before deduction of any preference payments for  the Series C, divided by the total of (x) all of the then outstanding shares of Common Stock, plus (y) all of the shares of Common Stock into which all of the outstanding shares of the Series C can be converted, in each case prior to any distribution to the holders of Common Stock or any other securities designated as junior to the Series C.

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

Series F

On September 3, 2015, Echo Therapeutics, Inc. (the “Company”) filed a Certificate of Increase of Shares Designated as Series F Convertible Preferred Stock (“Certificate of Increase”) with the Secretary of State of the State of Delaware to increase the number of shares designated as its Series F Preferred Stock from 5,000,000 to 6,000,000 shares.

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

(10)  EQUITY COMPENSATION PLANS

In March 2003, the Company’s shareholders approved its 2003 Stock Option and Incentive Plan (the “2003 Plan”). Pursuant to the 2003 Plan, the Company’s Board of Directors (or its committees and/or executive officers delegated by the Board of Directors) may grant incentive and nonqualified stock options, restricted stock, and other stock-based awards to the Company’s employees, officers, directors, consultants and advisors.  As of December 31, 2015, there were 5,000 restricted shares of Common Stock issued and options to purchase an aggregate of 26,500 shares of Common Stock outstanding under the 2003 Plan and no shares are available for future grants due to the 2003 Plan’s expiration.

In May 2008, the Company’s shareholders approved the 2008 Equity Compensation Plan (the “2008 Plan”). The 2008 Plan provides for grants of incentive stock options to employees and nonqualified stock options and restricted stock to employees, consultants and non-employee directors of the Company.  In May 2013, the Company’s shareholders approved an amendment to the 2008 Plan to fix the maximum number of shares available under the 2008 Plan at 10,000,000 shares. As of December 31, 2015, there were 16,357 restricted shares of Common Stock issued and options to purchase an aggregate of 1,640,733 shares of Common Stock outstanding under the 2008 Plan and 8,329,910 shares available for future grants.

The tables below show the remaining shares available for future grants for each plan and the outstanding shares.

		Equity Compensation Plans
		2003 Plan	2008 Plan
	Shares Available For Issuance
	Total reserved for stock options and restricted stock	160,000	10,000,000
	Net restricted stock issued net of cancellations	(5,000)	(16,357)
	Stock options granted	(154,449)	(3,070,883)
	Add back options cancelled before exercise	92,349	1,417,150
	Less shares no longer available due to Plan expiration	(92,900)	—
	Remaining shares available for future grants at December 31, 2015	—	8,329,910
				Not Pursuant to a Plan
	Stock options granted	154,449	3,070,883	310,000
Less:	Stock options cancelled	(92,349)	(1,417,150)	(243,333)
	Stock options exercised	(35,600)	(13,000)	(66,667)
	Net shares outstanding before restricted stock	26,500	1,640,733	—
	Net restricted stock issued net of cancellations	5,000	16,357	6,485
	Outstanding shares at December 31, 2015	31,500	1,657,090	6,485

(11)  STOCK OPTIONS

For options issued and outstanding during the years ended December 31, 2015 and 2014, the Company recorded additional paid-in capital and non-cash compensation expense of $853,429 and $1,046,454, respectively, each net of estimated forfeitures.

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

The assumptions used principally for options granted to employees in the years ended December 31, 2015 and 2014 were as follows:

	2015	2014
Risk-free interest rate %	1.46 - 1.90	1.45 - 1.90
Expected dividend yield	—	—
Expected term in years	5 - 5.5	4.5 - 6.5
Forfeiture rate % (excluding fully vested options)	7.5 - 15	7.5 - 15
Expected volatility %	92 - 93	81 - 121

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

A summary of option activity under the Company’s stock plans and options granted to officers of the Company outside any plan as of December 31, 2015 and changes during the year then ended is presented below:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January1, 2014	1,455,432	$4.40	—	—
Granted	662,950	1.94	—	—
Forfeited or expired	(1,078,482)	4.92	—	—
Outstanding at December 31, 2014	1,039,900	$3.00	8.82 years	—
Granted	895,000	1.47	—	—
Forfeited or expired	(267,667)	4.06	—	—
Outstanding at December 31, 2015	1,667,233	$2.01	8.74 years	$—

Exercisable at December 31, 2015	900,750	$2.22	8.68 years	$—

The weighted-average grant-date fair value of options granted during the years ended December 31, 2015 and 2014 was $1.03 and 1.42 per share, respectively. As of December 31, 2015, there was approximately $681,000 of total unrecognized compensation expense related to non-vested share-based option arrangements. During 2015, 300,000 of the options granted to two members of our board of directors contain certain stock price level attainment conditions that must be achieved before the stock options are permitted to vest. With the exception of the unrecognized share-based compensation related to certain restricted stock grants to officers and employees that contain performance conditions related to United States Food and Drug Administration (FDA) approval for our CGM system or the sale of the Company, unrecognized compensation is expected to be recognized over the next four years.

(12)  RESTRICTED STOCK

Share-Based Compensation – Restricted Stock

For restricted stock issued and outstanding during the years ended December 31, 2015 and 2014, the Company incurred non-cash compensation expense of $57,455 and $335,918, respectively, each net of estimated forfeitures.

As of December 31, 2015, the Company had outstanding restricted stock grants of 27,842 shares with a weighted-average grant-date value of $13.06.  A summary of the status of the Company’s non-vested restricted stock grants as of December 31, 2015, and changes during the year ended December 31, 2015 is presented below:

	Shares	Weighted- Average Grant-Date Fair Value
Non-vested shares at January 1, 2015	47,958	$9.74
Vested	(17,786)	$5.02
Forfeited	(2,330)	$6.05
Non-vested shares at December 31, 2015	27,842	$13.06

Of the 27,842 shares of non-vested restricted stock, the vesting criteria are as follows:

•	14,185 shares of restricted stock vest upon the FDA approval of our CGM system or the sale of the Company;

•	13,657 shares of restricted stock vest over 4 years, at each of the anniversary dates of the grants; and

As of December 31, 2015, there was approximately $334,234 of total unrecognized compensation expense related to non-vested share-based restricted stock arrangements granted under the Company’s equity compensation plans that vest over time in the foreseeable future. As of December 31, 2015, the Company cannot estimate the timing of completion of the performance vesting requirements required by certain of these restricted stock grant arrangements. Compensation expense related to these restricted share grants will be recognized when the Company concludes that achievement of the performance vesting conditions is probable.

(13)  WARRANTS

The Company uses valuation methods and assumptions that consider among other factors the fair value of the underlying stock, risk-free interest rate, volatility, expected life and dividend rates in estimating fair value for the warrants considered to be derivative instruments.  The following assumptions were utilized by the Company:

	2015	2014
Risk-free interest rate %	1.26 - 1.75	1.57 - 1.77
Expected dividend yield	—	—
Expected term in years (contractual term)	5	5
Forfeiture rate %	—	—
Expected volatility %	89 - 99	78 - 102

Expected volatilities are based on historical volatility of the Common Stock using historical periods consistent with the expected term of the warrant. The risk-free rate is based on the yield of a U.S. Treasury security with a term consistent with the warrant.

In the year ended December 31, 2015 and 2014, the Company issued warrants with a relative fair value of $3,386,895 and $350,000, respectively in connection with private placements of the Company’s Preferred Stock, as well as in connection with the Reimbursement Agreement more fully described in Note 8.

The following table summarizes data about outstanding warrants at December 31, 2015:

Type of Warrant/ Range of Exercise Prices	Expirations	Number Outstanding	Weighted- Average Remaining Contractual Life (years)	Weighted- Average Exercise Price	Number Exercisable
Derivative :
$7.50	8/31/17 to 11/6/17	700,000	1.72	$7,70	700,000
Equity:
$2.75 - $3.00	12/10/18 to 10/30/20	3,830,428	4.19	$2.98	3,830,428
Total outstanding		4,530,428			4,530,428

   A summary of warrant activity in the year ended December 31, 2015 is as follows:

Warrants	Shares	Weighted- Average Exercise Price
Outstanding at December 31, 2013	1,209,211	$17.92
Granted	927,610	$2.98
Forfeited or expired	(289,755)	$20.33
Outstanding at December 31, 2014	1,847,066	$10.04
Granted	2,721,000	$3.00
Forfeited or expired	(37,638)	$22.50
Outstanding at December 31, 2015	4,530,428	$3.68

The derivative warrants to purchase 700,000 shares of our Common Stock, at exercise prices ranging from $20 to $22.70 and expiring in 2017, are included in the outstanding warrants at December 31, 2015 and 2014. On February 12, 2015, these warrants were re-priced to $7.50 to compensate PPVA in connection with the Reimbursement Agreement reached between the Company and PPVA. See Note 8.

Exercise of Common Stock Warrants

During 2015 and 2014, there were no warrants exercised.

(14)  INCOME TAXES

No provision or benefit for federal or state income taxes has been recorded because the Company has incurred a net loss for all periods presented and has provided a valuation allowance against its deferred tax assets. A provision for minimum state income taxes of $3,420 has been recorded for the year ended December 31, 2015.

At December 31, 2015 and 2014, the Company had gross federal net operating loss carryforwards of approximately $105,024,000 and $98,462,000, respectively, which begin expiring in 2018. The Company had gross state net operating loss carryforwards of approximately $59,243,000 and $52,684,000, respectively which began to expire in 2015. The Company also had federal and state research and development tax credit carryforwards of approximately $3,122,000 which will begin to expire in 2018. The United States Tax Reform Act of 1986 contains provisions that may limit the Company’s net operating loss carryforwards available to be used in any given year in the event of significant changes in the ownership interests of significant stockholders, as defined in Internal Revenue Section 382. The effect of an ownership change would be the imposition of an annual limitation on the use of NOL carryforwards attributable to periods before the change. The amount of the annual limitation depends upon the value of the Company immediately before the change, changes to the Company’s capital during a specified period prior to the change, and the federal published interest rate.  The Company has not completed an evaluation of whether Section 382 would impact the gross NOLs.

Significant components of the Company’s net deferred tax asset are as follows:

	December 31,
	2015	2014
Deferred Tax Assets/(Liabilities):
Net operating loss carryforwards	$38,836,000	$34,500,000
Research credit carryforwards	3,122,000	3,048,000
Acquired intangible assets, net	—	(3,697,000)
Restricted stock and warrants	479,000	731,000
Other temporary differences	92,000	50,000
Total deferred tax assets, net	42,529,000	34,632,000
Valuation allowance	(42,529,000)	(34,632,000)
Net deferred tax asset	$—	$—

The Company has maintained a full valuation allowance against its deferred tax items in both 2015 and 2014. A valuation allowance is required to be recorded when it is more likely than not that some portion or all of the net deferred tax assets will not be realized. Since the Company cannot be assured of realizing the net deferred tax asset, a full valuation allowance has been provided.  In the years ended December 31, 2015 and 2014, the valuation allowance increased by $7,897,000 and $2,773,000, respectively.

The Company has no uncertain tax positions as of December 31, 2015 and 2014 that would affect its effective tax rate. The Company does not anticipate a significant change in the amount of unrecognized tax benefits over the next twelve months. Because the Company is in a loss carryforward position, the Company is generally subject to US federal and state income tax examinations by tax authorities for all years for which a loss carryforward is available. If and when applicable, the Company will recognize interest and penalties as part of income tax expense.

Income taxes computed using the federal statutory income tax rate differs from the Company’s effective tax rate primarily due to the following:

	Years Ended December 31,
	2015	2014
	%	%
Income taxes benefit (expense) at statutory rate	34.00	34.00
State income tax, net of federal benefit	(0.01)	2.76
Permanent Differences:
Financing loss	(7.23)	—
Non-cash interest expense warrant	(0.50)	(8.07)
Gain/loss or revaluation of derivative warrant liability	0.12	2.07
Stock-based compensation expense	(2.40)	(0.88)
Other	(0.04)	0.01
R&D credits	0.49	1.21
Change in valuation allowance	(24.45)	(31.13)
	(0.02)	(0.03)

(15)  LITIGATION

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

In July 2014, Dr. and Mrs. Mooney filed another complaint in the Court of Common Pleas in Philadelphia County against the Company, certain of its directors and Officers and a former Director and officer alleging (i) wrongful use of civil proceedings and (ii) abuse of process in the original filing of the counterclaims withdrawn in the earlier action.  Mrs. Mooney also asserted another claim for loss of consortium.  This complaint sought in excess of $30 million in damages.

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

From time to time, in addition to that which is identified above, we are subject to legal proceedings, claims, investigations, and proceedings in the ordinary course of business. In accordance with generally accepted accounting principles, we make a provision for a liability when it is both probable that a liability has been incurred and the amount of the loss or range of loss can be reasonably estimated. These provisions, if any, are reviewed at least quarterly and adjusted to reflect the impacts of negotiations, settlements, rulings, advice of legal counsel, and other information and events pertaining to a particular case. Litigation is inherently unpredictable. At December 31, 2015, no litigation loss is deemed probable or reasonably estimated.

(16)  LICENSING AND OTHER REVENUE

Ferndale License of Skin preparation device — In May 2009, the Company entered into a License Agreement with Ferndale Pharma Group, Inc. (“Ferndale”) pursuant to which the Company granted Ferndale a license in North America and the United Kingdom to develop, assemble, use, market, sell and export it’s skin preparation device prior to the application of a topical analgesic or anesthetic cream for local dermal anesthesia or analgesia prior to a needle insertion or IV procedure (the “Ferndale License”). The Ferndale License has a minimum term of 10 years from the date of the first commercial sale of the skin preparation product components in North America or the United Kingdom.

The Company received a non-refundable licensing fee of $750,000 upon execution of the Ferndale License which was recognized as revenue through December 31, 2011. In addition, the Company will receive a payment of $750,000 within ninety (90) days after receipt of the FDA’s medical device clearance of its skin preparation device. Ferndale will pay the Company an escalating royalty on net sales of skin preparation product components. The Company is entitled to receive milestone payments based on Ferndale’s achievement of certain net sales targets of the product components, as well as guaranteed minimum annual royalties.

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

The Company received a non-refundable licensing fee of approximately $500,000 upon execution of the Handok License. In addition, the Company will receive milestone payments upon receipt of the FDA’s clearance of our CGM and upon the first commercial sale of our CGM in South Korea. Handok will also pay the Company a royalty on net sales of CGM. The Company is entitled to receive milestone payments based on Handok’s achievement of certain other targets.

$0 and $57,321 of the non-refundable license revenue was recognized in the years ended December 31, 2015 and 2014, respectively, and $95,535 is currently included in deferred revenue.

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

(18)  SUBSEQUENT EVENTS

NASDAQ Compliance

On January 6, 2016, the Company received a letter from The Nasdaq Stock Market (“Nasdaq”) that, as a result of the Company’s failure to hold an annual meeting of stockholders no later than one year after the end of its fiscal year as required by Nasdaq Listing Rule 5620(a), and the Company’s failure to meet the minimum $2.5 million stockholders’ equity requirement set forth in Nasdaq Listing Rule 5550(b)(1), Nasdaq had determined to initiate procedures to delist the Company’s securities from The Nasdaq Stock Market.  The Company was advised that, unless the Company requested an appeal of this determination, trading in the Company’s common stock would be suspended at the opening of business on January 15, 2016 and a Form 25-NSE would be filed with the Securities and Exchange Commission to remove the Company’s securities from listing and registration on Nasdaq.  The Company appealed Nasdaq’s determination. The suspension of trading was stayed during the pendency of such appeal.

On March 9, 2016, the Company was informed that the Nasdaq Listing Panel (“the Panel”) determined to grant our request to remain listed on the Nasdaq Stock Market, subject to the following conditions:

•	On or before May 31, 2016, the Company shall have its Annual Shareholder Meeting for fiscal year ended 2015.

•	On or before July 5, 2016, the Company shall publicly announce and inform the Panel that it has stockholders’ equity above $2.5 million.

•
The Company shall also, by that date, provide the Panel with updated projections demonstrating its ability to maintain its stockholders’ equity above $2.5 million through June 30, 2017. These projections shall detail the underlying assumptions, including any required capital raises or conversions of debt or preferred to common stock. The Panel will consider at that time whether a Panel Monitor is appropriate.

The Company was advised that July 5, 2016 represents the full extent of the Panel’s discretion to grant continued listing while it is non-compliant. Should the Company fail to demonstrate compliance with that rule by that date, the Panel will issue a final delist determination and the Company will be suspended from trading on the Nasdaq Stock Market. In order to fully comply with the terms of this exception, the Company must be able to demonstrate compliance with all requirements for continued listing on The Nasdaq Stock Market. In the event the Company is unable to do so, its securities may be delisted from The Nasdaq Stock Market. It is a requirement during the exception period that the Company provide prompt notification of any significant events that occur during this time. This includes, but is not limited to, any event that may call into question the Company’s historical financial information or that may impact the Company’s ability to maintain compliance with any Nasdaq listing requirement or exception deadline. The Panel reserves the right to reconsider the terms of this exception based on any event, condition or circumstance that exists or develops that would, in the opinion of the Panel, make continued listing of the Company’s securities on The Nasdaq Stock Market inadvisable or unwarranted. In addition, any compliance document will be subject to review by the Panel, which may, in its discretion, request additional information before determining that the Company has complied with the terms of the exception.

There can be no assurances whether the Company will be able to regain or maintain compliance with the Nasdaq listing rules.  In the event of delisting, the Company expects that its stock would trade on the OTC Markets.

Secured Convertible Note Financing

        On January 29, 2016, the Company entered into a securities purchase agreement (the “Purchase Agreement”) with certain institutional and other accredited investors (the “Investors”) pursuant to which the Company agreed to issue up to $5,145,000 principal amount of 10% senior secured convertible notes of the Company (the “Notes”) and related common stock purchase warrants (the “Warrants”) in two tranches.  The Notes are secured by substantially all of the assets of the Company pursuant to a Security Agreement, dated January 29, 2016 (the “Security Agreement”).  The initial closing of $1,787,000 occurred on January 29, 2016.  Bridge notes in the principal amount of $680,000 were surrendered to the Company as payment by certain Investors. Fees aggregating approximately $275,000 were paid out of the proceeds of the initial closing to the placement agent and others.  Additional fees will be paid, primarily to the placement agent, for the second closing when funded. The second closing of $3,358,000 is subject to the Company obtaining shareholder approval at a Special Shareholders Meeting to be held on April 14, 2016.  The Notes are initially convertible into 1,191,333 shares of common stock, par value $.01 per share, of the Company (the “Common Stock”), at $1.50 per share. The Company has the right to redeem the Notes under certain circumstances.  Interest is payable quarterly or, subject to receipt of stockholder approval, at the Company’s option, in shares of Common Stock.  In connection with the initial closing, the Company issued five-year Warrants to purchase 1,191,333 shares of Common Stock at an exercise price of $1.50 per share, which are not exercisable for six months. Upon receipt of shareholder approval to be obtained at special meeting of our shareholders to be held on April 14, 2016, the Company expects to issue Notes in an aggregate principal amount of $3,358,000 initially convertible into 2,238,667 shares of Common Stock at $1.50 per share and 1-1/2 year warrants to purchase 2,238,667 shares of Common Stock at $1.50 per share.  The Notes and Warrants are subject to customary antidilution provisions.  If stockholder approval is obtained, the conversion price for the Notes is subject to a reset to eighty percent (80%) of the average of the ten lowest closing prices of the Common Stock less than $1.50 (subject to equitable adjustment), if any, as reported by Bloomberg LP for the principal market on which the Common Stock then trades during the ninety (90) days following the first effective date of a registration statement filed pursuant to the Registration Rights Agreement, but in no event less than $.80, subject to equitable adjustment.

The Purchase Agreement contains customary representations, warranties and affirmative and negative covenants.  The Purchase Agreement also requires management and certain shareholders to lock-up certain of their shares for the earlier of six months after the effective date of a registration statement, the first anniversary of the initial closing (January 29, 2017), or the date, if applicable, such holder of securities is no longer an officer or directors of the Company, subject to certain exceptions.  In addition, for up to one year following the effective date of a registration statement, the Investors have the right to participate, on a pro rata basis, in certain subsequent financings by the Company, subject to certain limitations. In connection with the transaction, the Company entered into a registration rights agreement (the “Registration Rights Agreement”) that requires the Company to file one or more registration statements in respect of the shares of Common Stock underlying the Notes and Warrants.  If the Company fails to make its filing deadlines or fails to maintain the registration statement for required periods of time, the Company will be subject to certain liquidated damages provisions. Newbridge Securities Corporation/Life Tech Capital (the “Placement Agent”) acted as the sole placement agent for the financing.  The Placement Agent will receive five-year warrants to purchase approximately 120,000 shares of Common Stock at $1.50 per share upon the completion of the full offering.

Bridge Note Financings

        On February 4, 2016, the Company issued a promissory note to Beijing Yi Tang Bio Science & Technology, Ltd. (BYT) in the aggregate principal amount of $300,000 in respect of a bridge loan made by such party.  The promissory note, which bears interest at the prime rate, may, at BYT’s option, be exchanged for securities issued in a subsequent financing by the Company, including the second tranche financing described above.

On February 11, 2016, the Company issued a promissory note to Platinum Partners Value Arbitrage Fund L.P. (PPVA) in the aggregate principal amount of $100,000 in respect of a bridge loan made by such party.  The promissory note, which bears interest at the prime rate, may, at PPVA’s option, be exchanged for securities issued in a subsequent financing by the Company, including the second tranche financing described above.

On March 21, 2016, the Company issued a promissory note to Platinum Partners Value Arbitrage Fund L.P. (PPVA) in the aggregate principal amount of $150,000 in respect of a bridge loan made by such party.  The promissory note, which bears interest at the prime rate, may, at PPVA’s option, be exchanged for securities issued in a subsequent financing by the Company, including the second tranche financing described above.

Issuance of Restricted Stock and Stock Options under the 2008 Incentive Stock Plan

On February 16, 2016, management issued an annual grant of stock options pursuant to the 2008 Plan to employees aggregating 320,500 shares at an exercise price of $0.90. Such options will vest over a three year period. In addition they received a special grant of stock options on the same date and exercise price aggregating 56,834, for allowing the Company additional time to pay them. Such options vest over a period of one year.

On March 3, 2016, the Compensation Committee of the Board of Directors approved an aggregate issuance of 280,000 shares of common stock: 150,000, 100,000, and 30,000 to each of our CEO, CFO, and VP of Operations and Product Development (VPOPD), respectively. Such shares shall vest over an eighteen month period. The grant was for deferring their pay over the last approximate six month period whilst the Company sought financing. The CEO and CFO are still owed a total of approximately $160,000. The CEO, CFO and VPOPD additionally received an annual grant of stock options to purchase common shares as follows: 175,000, 150,000, and 125,000 are exercisable at $1.12 to each of the CEO, CFO and VPOPD, respectively. Such options will vest over a two year period.

On March 1 2016, the Compensation Committee of the Board of Directors issued to non-employee board members pursuant to the 2008 Plan an annual grant of stock options to purchase an aggregate 450,000 shares of common stock, or 150,000 to each of the three directors at an exercise price of $1.12 for the Company’s new director, and $2.00 for the remaining directors. 150,000 of such options will vest over a one year period for the Company’s new director and over a two year period for the remaining directors.

Report of Independent Registered Public Accountants

Board of Directors
Echo Therapeutics, Inc.
Iselin, New Jersey

We have audited the accompanying consolidated balance sheets of Echo Therapeutics, Inc. and subsidiary as of December 31, 2015 and 2014, and the related consolidated statements of operations, changes in stockholders’ equity (deficit) and cash flows for the years ended December 31, 2015 and 2014. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financials reporting. Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Echo Therapeutics, Inc. and subsidiary as of December 31, 2015 and 2014, and the results of their operations, and their cash flows for the years ended December 31, 2015 and 2014, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has suffered recurring losses from operations and has an accumulated deficit of $150.1 million. This factor, among others, as discussed in Note 2 to the consolidated financial statements, raises substantial doubt about the Company’s ability to continue a going concern. Management’s plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ BDO USA, LLP

Woodbridge, New Jersey
March 30, 2016

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

3.8
Certificate of Increase of Shares Designated as Series F Convertible Preferred Stock of Echo Therapeutics Inc., dated September 3, 2015, is incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed September 9, 2015.

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

10.3*	2003 Stock Option and Incentive Plan, as amended, is incorporated herein by reference to Appendix I to the Company’s Definitive Proxy Statement on Schedule 14A filed April 17, 2007.

Exhibit Number	Description of Document
10.4*	Form of Nonqualified Stock Option Agreement is incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed December 31, 2007.
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

10.36	Form of Director and Officer Indemnification Agreement dated as of June 24, 2014, is incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K/A filed June 27, 2014.
10.37	Offer Letter between the Company and Charles Bernhardt dated July 16, 2014 is incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed July 16, 2014.

Exhibit Number	Description of Document
10.38
Third Amendment to the Consulting Agreement by and between the Company and Robert F. Doman dated April 3, 2014 is incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed August 14, 2014.

10.39
Letter Agreement dated December 18, 2014, by and between the Company, Platinum Partners Value Arbitrage Fund L.P., Platinum Long Term Growth VII, LLC, Platinum Partners Liquid Opportunity Master Fund L.P., Platinum-Montaur Life Sciences, LLC, Platinum Management (NY) LLC, Platinum Liquid Opportunity Management (NY) LLC, Mark Nordlicht and Uri Landesman incorporated by reference to Exhibit 10.39 to the Company’s Annual Report on Form 10-K filed April 15, 2015.

10.40
Securities Purchase Agreement dated December 18, 2014, by and between the Company, Platinum Partners Value Arbitrage Fund L.P., Beijing Yi Tang Bio Science & Technology Ltd., RPSMSS, LLC and Richard Stadtmauer incorporated by reference to Exhibit 10.40 to the Company’s Annual Report on Form 10-K filed April 15, 2015.

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
10.43
Amendment to License, Development and Commercialization Agreement between Echo Therapeutics, Inc. and Medical Technologies Innovation Asia, Ltd. Dated December 29, 2014 incorporated by reference to Exhibit 10.43 to the Company’s Annual Report on Form 10-K filed April 15, 2015..

10.44
Standard Office Lease, dated January 20, 2015, between the Company and The Realty Associates Fund X, L.P., is incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10Q filed May 15, 2015.

10.45	Reimbursement Agreement, dated as of February 12, 2015, is incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed February 18, 2015.
10.46
Lease, dated May 5, 2015, between the Company and Ferris Development 352 Turnpike Rd, LLC, is incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10Q filed May 15, 2015.

10.47	Lease Termination Agreement, dated July 17, 2015, between Exeter 10 Forge Park, LLC and Echo Therapeutics, Inc., is incorporated by reference to Exhibit 10.1 on Form 8-K filed July 20, 2015.
10.48	Form of Subscription Agreement for Series F Preferred Stock and Warrants, dated August 27 and 28, 2015, is incorporated by reference to Exhibit 10.1 on Form 8-K filed September 2, 2015.
10.49	Form of Subscription Agreement for Series F Preferred Stock and Warrants, dated September 24, 2015, is incorporated by reference to Exhibit 10.1 on Form 8-K filed September 30, 2015.
10.50	Form of Promissory Note to Platinum Partners Value Arbitrage Fund, L.P., dated December 31, 2015, is incorporated by reference to Exhibit 10.1 on Form 8-K filed January 6, 2016.
10.51	Form of Promissory Note to Medical Technologies Innovation Asia, Ltd., dated January 7, 2016, is incorporated by reference to Exhibit 10.1 on Form 8-K filed January 12, 2016.
10.52	Form of Promissory Note to Beijing Yi Tang Bio Science & Technology, Ltd., dated January 26, 2016, is incorporated by reference to Exhibit 10.1 on Form 8-K filed February 1, 2016.
10.53	Securities Purchase Agreement, dated January 29, 2016, is incorporated by reference to Exhibit 10.1 on Form 8-K filed February 3, 2016.
10.54	Form of Note, dated January 29, 2016, is incorporated by reference to Exhibit 10.2 on Form 8-K filed February 3, 2016.
10.55	Form of Warrant, dated January 29, 2016, is incorporated by reference to Exhibit 10.3 on Form 8-K filed February 3, 2016.
10.56	Registration Rights Agreement, dated January 29, 2016, is incorporated by reference to Exhibit 10.4 on Form 8-K filed February 3, 2016.
10.57	Security Agreement, dated January 29, 2016, is incorporated by reference to Exhibit 10.5 on Form 8-K filed February 3, 2016.

Exhibit Number	Description of Document
10.58	Form of Promissory Note to Beijing Yi Tang Bio Science & Technology, Ltd., dated February 4, 2016, is incorporated by reference to Exhibit 10.1 on Form 8-K filed February 10, 2016.
10.59	Form of Promissory Note to Platinum Partners Value Arbitrage Fund, L.P., dated February 11, 2015, is incorporated by reference to Exhibit 10.1 on Form 8-K filed February 12, 2016.
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