Form 10-Q
period 2016-03-31
Echo Therapeutics, Inc.
filed 2016-05-20
CIK 1031927

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
________________

FORM 10-Q
________________

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016.

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

As of May 2, 2016, 11,401,533 shares of the registrant’s Common Stock, $0.01 par value, were issued and outstanding.

ECHO THERAPEUTICS, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2016

-i-

PART I—FINANCIAL INFORMATION

ITEM 1.FINANCIAL STATEMENTS.

ECHO THERAPEUTICS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31,	December 31,
	2016	2015
ASSETS

Current assets:
Cash and cash equivalents	$42,829	$56,210
Prepaid and other	332,105	244,534
Total current assets	374,934	300,744

Property and equipment, net	237,016	267,671

Other assets:
Cash restricted pursuant to letters of credit	214,026	236,425
Capitalized software development costs	160,000	—
Other	250	250
Total other assets	374,276	236,675
Total assets	$986,226	$805,090

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable	$1,997,741	$2,176,083
Accrued and other	464,292	602,345
Secured convertible notes, net	868,421	—
Bridge loans	550,000	330,000
Premium financing	178,582	—
Derivative liabilities	1,603,239	127,000
Total current liabilities	5,662,275	3,235,428
Deferred revenue, net	95,535	95,535
Total liabilities	5,757,810	3,330,963

Commitments and contingencies

Stockholders’ deficit:
Preferred Stock, $0.01 par value; 40,000,000 shares authorized:
Convertible Series
C - 10,000 shares authorized;1,000 issued and outstanding	10	10
D - 3,600,000 shares authorized;1,000,000 issued and outstanding	10,000	10,000
E - 1,748,613 shares authorized; issued and outstanding	17,486	17,486
F - 6,000,000 shares authorized; 5,276,180 issued and outstanding	52,762	52,762
Common stock, $0.01 par value; 150,000,000 shares authorized; issued and outstanding 11,401,533 and 11,124,496 shares, respectively	114,013	111,243
Additional paid-in capital	147,785,306	147,412,559
Accumulated deficit	(152,751,161)	(150,129,933)
Total stockholders’ deficit	(4,771,584)	(2,525,873)
Total liabilities and stockholders’ deficit	$986,226	$805,090

See accompanying notes to the condensed consolidated financial statements.

ECHO THERAPEUTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended March 31,
	2016	2015
Licensing revenue	$—	$—
Total revenues	—	—

Operating Expenses:
Research and development	689,018	770,099
Selling, general and administrative	936,627	1,543,499
Loss on disposal of property and equipment	—	108,840
Depreciation and amortization	30,656	86.704
Total operating expenses	1,656,301	2,509,142

Loss from operations	(1,656,301)	(2,509,142)

Other Income (Expense):
Loss on revaluation of derivative liabilities	(325,049)	(257,845)
Financing expense	—	(5,534,000)
Loss on early extinguishment of bridge loans	(415,725)	—
Amortization of debt discount	(184,966)	—
Interest expense	(39,187)	(2,725)
Other expense, net	(964,927)	(5,794,570)
Net loss	$(2,621,228)	$(8,303,712)
Net loss per common share, basic and diluted	$(0.23)	$(0.72)

Basic and diluted weighted average common shares outstanding	11,215,007	11,548,590

See accompanying notes to the condensed consolidated financial statements.

ECHO THERAPEUTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT
FOR THE THREE MONTHS ENDED MARCH 31, 2016
(Unaudited)

	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Deficit
Balance at December 31, 2015	8,025,793	$80,258	11,124,496	$111,243	$147,412,559	$(150,129,933)	$(2,525,873)
Share-based compensation, net of restricted stock cancellations	—	—	277,037	2,770	372,747	—	375,517
Net loss	—	—	—	—	—	(2,621,228)	(2,621,228)
Balance at March 31, 2016	8,025,793	$80,258	11,401,533	$114,013	$147,785,306	$(152,751,161)	$(4,771,584)

 See accompanying notes to the condensed consolidated financial statements.

ECHO THERAPEUTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Quarter Ended March 31,
	2016	2015
Cash Flows From Operating Activities:
Net loss	$(2,621,228)	$(8,303,712)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	30,656	86,704
Amortization of debt discount	184,966	—
Share-based compensation, net	375,517	403,835
Loss on early extinguishment of bridge loans	415,725	—
Loss on revaluation of derivative liabilities	325,049	257,845
Warrant repricing charged to legal expense	—	328,000
Loss on disposal of assets	—	108,840
Financing loss	—	5.534,000
Changes in assets and liabilities:
Prepaid and other	(205,919)	(228,762)
Accounts payable	(178,345)	(150,754)
Accrued and other	(138,052)	(53,110)
Net cash used in operating activities	(1,811,631)	(2,017,114)
Cash Flows from Investing Activities:
Purchase of property and equipment	—	(5,171)
Decrease in restricted cash	22,399	17,651
Capitalization of software development costs	(160,000)	—
Proceeds on disposal of property and equipment	—	(76,968)
Net cash used in investing activities	(137,601)	(64,488)
Cash Flows From Financing Activities:
Proceeds from secured convertible notes, net of related costs	857,269	—
Proceeds from bridge loans	900,000	—
Proceeds from equity financing	—	1,000,000
Proceeds from premium financing	199,671	272,622
Principal payments from premium financing	(21,089)	(59,793)
Capital contribution	—	59,325
Net cash provided by financing activities	1,935,851	1,272,154
Net decrease in cash and cash equivalents	(13,381)	(809,448)
Cash and cash equivalents:
Beginning of period	56,210	1,278,941
End of period	$42,829	$469,493

Supplemental disclosure of cash flow information:
Cash paid during the year:
Interest	$4,097	$2,725
Income taxes	$3,524	$456
Supplemental disclosure of non-cash financing transactions:
Prepaid deferred financing costs offset against secured convertible notes	$118,348	$—
Directors fees payable offset against prepaid insurance	$—	$272,200
Security deposit offset against accounts payable	$—	$9,740
Accrued legal fees settled with stock	$—	$550,000
Bridge loans exchanged for secured convertible notes	$680,000	$—
Derivatives offset against secured convertible notes	$1,151,190	$—
Conversion of convertible preferred stock into common stock at par value	$—	$15,000

See accompanying notes to the condensed consolidated financial statements.

Echo Therapeutics, Inc.
Notes to Condensed Consolidated Financial Statements
 (Unaudited)

(1) ORGANIZATION AND BASIS OF PRESENTATION

Echo Therapeutics, Inc. (the "Company") is a medical device company with expertise in advanced skin permeation technology. The Company is developing its non-invasive, wireless continuous glucose monitoring (CGM) system with potential use in the outpatient diabetes market. A significant opportunity may also exist in the wearable-health consumer market and in the hospital setting. Echo has also developed its needle-free skin preparation device as a platform technology that allows for enhanced skin permeation enabling extraction of analytes, such as glucose, enhanced delivery of topical pharmaceuticals and other applications.

The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Sontra Medical, Inc., a Delaware corporation. All significant intercompany balances and transactions have been eliminated in consolidation. These financial statements have been prepared in conformity with generally accepted accounting principles (“GAAP”) in the United States consistent with those applied in, and should be read in conjunction with, the Company’s audited consolidated financial statements and related footnotes for the year ended December 31, 2015 included in the Company’s Annual Report on Form 10-K as filed with the United States Securities and Exchange Commission (“SEC”) on March 30, 2016. These financial statements reflect all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the Company’s financial position as of March 31, 2016 and its results of operations and cash flows for the interim periods presented and are not necessarily indicative of results for subsequent interim periods or for the full year. These interim financial statements do not include all of the information and footnotes required by GAAP for complete financial statements as allowed by the relevant SEC rules and regulations; however, the Company believes that its disclosures are adequate to ensure that the information presented is not misleading. Certain amounts in prior periods have been reclassified to conform to the current presentation.

(2) LIQUIDITY AND MANAGEMENT’S PLANS

The accompanying financial statements have been prepared on a basis that assumes that the Company will continue as a going concern and that contemplates the continuity of operations, the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As of March 31, 2016, the Company had cash of $42,829, working capital deficit of ($5,287,341) and an accumulated deficit of ($152,751,161). The Company continues to incur recurring losses from operations. The Company’s losses have resulted principally from costs incurred in connection with its research and development activities and from general and administrative costs associated with its operations. The Company also expects to have negative cash flows for the foreseeable future as it funds its operational losses and capital expenditures. This will result in decreases in the Company’s working capital, total assets and stockholders’ equity, which may not be offset by future funding. The Company will need to secure additional capital to fund its product development, research, manufacturing and clinical programs in accordance with its current planned operations. The Company has funded its operations in the past primarily through debt and equity issuances. Management will continue to pursue financing to fund its operations. No assurances can be given that additional capital will be available on terms acceptable to the Company. The accompanying financial statements do not include any adjustments that might result from the outcome of the uncertainty.

On May 3, 2016, the Company closed the second round of its debt financing and issued secured convertible notes in an aggregate principal amount of $3,361,620. In exchange for the secured convertible notes, the Company received $1,188,000 in gross cash proceeds, a note receivable, payable in 30 days and bearing interest at 12% of $770,000 (of which $200,000 was subsequently collected), and $1,400,000 of bridge notes were cancelled. See Notes 5 and 12.

(3) PROPERTY AND EQUIPMENT

The principal categories and estimated useful lives of property and equipment were:

	3/31/16	12/31/15	Estimated Useful Lives
Computer equipment	$332,764	$332,764	3
Office and laboratory equipment	628,726	628,726	3-5
Furniture and fixtures	228,099	228,099	7
Manufacturing equipment	61,998	61,998	5
Leasehold improvements	41,969	41,968	3-7
Total property and equipment	1,293,556	1,293,555
Less accumulated depreciation and amortization	1,056,540	1,025,884
Property and equipment, net	$237,016	$267,671

(4) CAPITALIZED SOFTWARE DEVELOPMENT COSTS

Software development costs associated with the planning and designing phase of software development, including coding and testing activities necessary to establish technological feasibility, are expensed as incurred. Once technological feasibility has been determined, a portion of the costs incurred in development, including coding, testing, and quality assurance, are capitalized. $160,000 of costs associated with the application programming of the Company’s smartphone application for its CGM were capitalized in the three months ended March 31, 2016.

(5) FINANCING TRANSACTIONS

On January 29, 2016, the Company entered into a securities purchase agreement (the “Purchase Agreement”) with certain institutional and other accredited investors (the “Investors”) pursuant to which the Company agreed to issue up to $5,145,000 principal amount of 10% senior secured convertible notes of the Company (the “Notes”) and related common stock purchase warrants (the “Warrants”) in two tranches.  The Notes are secured by substantially all of the assets of the Company pursuant to a Security Agreement, dated January 29, 2016 (the “Security Agreement”).  The initial closing of $1,787,000 occurred on January 29, 2016.  The second tranche of the financing, or $3,358,000, was subject to the Company obtaining shareholder approval which occurred on April 14, 2016. The Notes and Warrants are subject to customary antidilution provisions. With stockholder approval, the conversion price for the Notes is subject to a reset to eighty percent (80%) of the average of the ten lowest closing prices of the Common Stock less than $1.50 (subject to equitable adjustment), if any, as reported by Bloomberg LP for the principal market on which the Common Stock then trades during the ninety (90) days following the first effective date of a registration statement filed pursuant to the Registration Rights Agreement, but in no event less than $.80, subject to equitable adjustment. For the first closing, bridge notes in the principal amount of $680,000 were surrendered to the Company as payment by certain Investors. This was inclusive of $330,000 of bridge notes outstanding at December 31, 2015 and a $350,000 of promissory notes received at various dates in January 2016 from Beijing Yi Tang Bio Science & Technology, Ltd. (BYT). The Company recorded a loss on early extinguishment of these bridge loans of $415,725, representing the excess value of the consideration consisting of the $680,000 secured convertible note, and a proportional amount of the Warrants totaling $320,761 of Warrants and the embedded conversion feature of the Notes totaling $94,964, exchanged for certain bridge loans to cancel them. Fees aggregating approximately $368,000 were paid to the placement agent and others. The Notes issued in the first closing are initially convertible into 1,191,333 shares of common stock, par value $.01 per share, of the Company (the “Common Stock”), at $1.50 per share. The Company may redeem the Notes at par when the Company stock price remains above $5.00 for ten consecutive days, or alternatively, at 125% of principal below $5.00. Interest is payable quarterly or, subject to receipt of stockholder approval, at the Company’s option, in shares of Common Stock.  In connection with the initial closing, the Company issued five-year Class A warrants to purchase 1,274,280 shares of Common Stock, inclusive of Class A warrants to purchase 82,947 share of Common Stock issued to the placement  agent, at an exercise price of $1.50 per share, which are not exercisable for six months. These Warrants, whose exercise price is subject to adjustments should the Company do a future financing at a price less than $1.50, is considered a derivative. The initial value of these derivative warrants was $901,631 which was determined utilizing a Monte Carlo Binomial Model. The assumptions utilized for these derivative warrants are disclosed in Note 10. Additionally the Notes contain an embedded conversion feature which adjusts the conversion price should the Company have a price reset during the ninety days after April 29, 2016 (the effective date of the Company’s registration) or do a future financing at a price less than $1.50, and is also considered a derivative. The initial value of the embedded conversion feature within the Notes was $249,559 which was also determined utilizing a Monte Carlo Binomial Model.

 The assumptions utilized for the embedded conversion feature valuation, which reflect the initial valuation at January 29th and subsequent valuation at March 31, 2016, were as follows:

Risk-free interest rate %	0.68
Expected dividend yield	—
Expected term - years (contractual term)	0.83 – 1
Forfeiture rate	—
Expected volatility %	0.70 – 0.75
Timing of down-round triggering event	August 2016

Follows is a summary of the Notes and related discounts:

3/31/16
Cash and other proceeds received from financing	$1,787,000
Financing costs	(368,080)
Warrants	(580,870)
Embedded conversion feature in Notes	(154,595)
Amortization of debt discount	184,966
Secured convertible notes, net	$868,421

On February 4, 2016, the Company issued a promissory note to BYT (the “Lender”) in the aggregate principal amount of $300,000 in respect of a bridge loan made by such party.  On February 11, 2016, the Company issued a promissory note to Platinum Partners Value Arbitrage Fund L.P. (the “Lender” and “PPVA”) in the aggregate principal amount of $100,000 in respect of a bridge loan made by such party.  On March 21, 2016, the Company issued a promissory note to PPVA in the aggregate principal amount of $150,000 in respect of a bridge loan made by such party.  On April 4, 2016, the Company issued a promissory note to PPVA in the aggregate principal amount of $350,000 in respect of a bridge loan made by such party.  On April 18, 2016, the Company issued a promissory note to PPVA in the aggregate principal amount of $450,000 in respect of a bridge loan made by such party. On April 29, 2016, the Company issued a promissory note to BYT in the aggregate principal amount of $50,000 in respect of a bridge loan made by such party.  The promissory notes, which bear interest at the prime rate (or 3.5%), were exchanged for the May 3rd   second tranche financing of the Notes described below.

On April 14, 2016, the Company held a Special Meeting of Stockholders. Of the 11,124,496 shares of common stock outstanding and entitled to vote, 6,197,024 shares, or 56%, were represented at the meeting in person or by proxy. The stockholders approved the issuance by the Company of shares of its Common Stock pursuant to and in accordance with the terms of the private placement financing transaction contemplated by the Securities Purchase Agreement, dated January 29, 2016, by and among the Company and the investors named therein, and the other documents and agreements related thereto, and the other transactions contemplated thereby, including the amendment to Company's Certificate of Designations governing the terms of its Series F Convertible Preferred Stock as described therein, for purposes of complying with applicable Delaware law and NASDAQ Listing Rule 5635(d), as disclosed in the Company’s proxy statement.

On May 3, 2016, the Company closed the second tranche of the Note financing and issued Notes in an aggregate principal amount of $3,361,620, inclusive of $3,620 of interest due on bridge loans. In exchange for the Notes, the Company received $1,188,000 in gross cash proceeds, a note receivable, payable in 30 days and bearing interest at 12%, of $770,000, from BYT, and $1,400,000 of bridge notes were cancelled. The Company incurred placement, legal and other fees aggregating approximately $85,000 which were deducted from the gross cash proceeds. Additionally, the placement agent received Class B warrants, with a 1½ year term, to purchase 37,520 shares of the Company’s Common Stock at $1.50 per share. The Notes are initially convertible into 2,241,080 shares of Common Stock at $1.50 per share. The Company also issued Class B warrants, with a 1½ year term, to purchase 2,241,080 shares of Common Stock at $1.50 per share. The Company may call the Class B Warrants in the event that Company’s Common Stock is trading at 200% above the strike price for 10 consecutive trading days (at $100,000 value traded per day) if the Warrant is saleable into the public markets, provided that the holder will have the option of ten trading days to exercise. In connection with the closing, the Certificate of Amendment to the Certificate of Designations of the Company’s Series F Convertible Preferred Stock was filed which provides the holders of 5,276,180 shares of the Company’s Series F Convertible Preferred Stock the same reset rights afforded the Note holders.

The Purchase Agreement for the above described Note financing contains customary representations, warranties and affirmative and negative covenants.  The Purchase Agreement also requires management and certain shareholders to lock-up certain of their shares for the earlier of six months after the effective date of a registration statement, the first anniversary of the initial closing (January 29, 2017), or the date, if applicable, such holder of securities is no longer an officer or directors of the Company, subject to certain exceptions.  In addition, for up to one year following the effective date of a registration statement, the Investors have the right to participate, on a pro rata basis, in certain subsequent financings by the Company, subject to certain limitations. In connection with the transaction, the Company entered into a registration rights agreement (the “Registration Rights Agreement”) that requires the Company to file one or more registration statements in respect of the shares of Common Stock underlying the Notes and Warrants.  If the Company fails to make its filing deadlines or fails to maintain the registration statement for required periods of time, the Company will be subject to certain liquidated damages provisions. Newbridge Securities Corporation/Life Tech Capital (the “Placement Agent”) acted as the sole placement agent for the financing.

(6) DERIVATIVE LIABILITIES

As a result of having warrants which are outstanding, issued in connection with a 2012 Credit Facility (which was terminated in October 2014), the Company is required to record the changes in the value of these derivative warrants through their expirations in November 2017. Additionally as indicated in Note 5 above, Notes and Warrants issued in connection with the Company’s January 2016 financing, included certain price/conversion features, which require them to be accounted for as derivatives.

The table below presents the changes in the derivative liability, which is measured at fair value on a recurring basis and classified as Level 3 in fair value hierarchy:

	3/31/16	12/31/15
Derivative liabilities as of January 1	$127,000	$208,155
Secured convertible note derivatives:
Warrants	901,631	—
Embedded conversion feature in Notes	249,559	—
Loss (gain) on revaluation	325,049	(81,155)
Derivative liabilities as of end of period	$1,603,239	$127,000

None of the derivative warrants were exercised in 2016 or 2015 pursuant to cashless exercise provisions.

(7) EQUITY COMPENSATION PLANS

In March 2003, the Company’s shareholders approved its 2003 Stock Option and Incentive Plan (the “2003 Plan”). Pursuant to the 2003 Plan, the Company’s Board of Directors (or its committees and/or executive officers delegated by the Board of Directors) may grant incentive and nonqualified stock options, restricted stock, and other stock-based awards to the Company’s employees, officers, directors, consultants and advisors.  As of March 31, 2016, there were 5,000 restricted shares of Common Stock issued and options to purchase an aggregate of 26,500 shares of Common Stock outstanding under the 2003 Plan and no shares are available for future grants due to the 2003 Plan’s expiration.

In May 2008, the Company’s shareholders approved the 2008 Equity Compensation Plan, as amended (the “2008 Plan”). The 2008 Plan provides for grants of incentive stock options to employees and nonqualified stock options and restricted stock to employees, consultants and non-employee directors of the Company. The maximum number of shares available under the 2008 Plan is 10,000,000 shares.  As of March 31, 2016, there were 292,942 restricted shares of Common Stock issued and options to purchase 2,863,543 shares of Common Stock outstanding under the 2008 Plan and 6,830,515 shares available for future grants.

The following table shows the remaining shares available for future grants for each plan and outstanding shares:

	Equity Compensation Plans		Not Pursuant
	2003 Plan	2008 Plan	to a Plan
Shares Available For Issuance
Total reserved for stock options and restricted stock	160,000	10,000,000
Net restricted stock issued net of cancellations	(5,000)	(292,942)
Stock options granted	(154,449)	(4,293,693)
Add back options cancelled before exercise	92,349	1,417,150
Less shares no longer available due to Plan expiration	(92,900)	—
Remaining shares available for future grants at March 31, 2016	—	6,830,515

Stock options granted	154,449	4,293,693	310,000
Less:Stock options cancelled	(92,349)	(1,417,150)	(243,333)
Stock options exercised	(35,600)	(13,000)	(66,667)
Net shares outstanding before restricted stock	26,500	2,863,543	—
Net restricted stock issued net of cancellations	5,000	292,942	6,485
Outstanding shares at March 31, 2016	31,500	3,156,485	6,485

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

For options issued and outstanding during the three month periods ended March 31, 2016 and 2015, the Company recorded additional paid-in capital and non-cash compensation expense of $359,000 and $383,000, respectively, each net of estimated forfeitures.

The assumptions used principally for stock options granted to employees and members of the Company’s Board of Directors in the three months ended March 31, 2016 and 2015 were as follows:

	2016	2015
Risk-free interest rate %	0.98 – 1.07	1.52 – 1.61
Expected dividend yield	—	—
Expected term - years	3 – 4	5 – 5.5
Forfeiture rate % (excluding fully vested stock options)	2 – 5	15
Expected volatility %	0.94 – 1.02	0.80 – 1.06

A summary of stock option activity for the three months ended March 31, 2016 is as follows:

Stock Options	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding options at January 1, 2016	1,667,233	$2.01
Granted	1,222,810	$1.28
Forfeited or expired	—	$—
Outstanding options at March 31, 2016	2,890,043	$1.70	9.10	$—
Exercisable options at March 31, 2016	1,358,031	$1.89	8.81	$—

The weighted-average grant-date fair value of stock options granted for the three month period ended March 31, 2016 was $1.28 per share. As of March 31, 2016, there was approximately $1,147,000 of total unrecognized compensation expense related to non-vested share-based option compensation arrangements. With the exception of the unrecognized share-based compensation related to certain restricted stock grants to officers and employees that contain performance conditions related to FDA approval for the Company’s CGM system or the sale of substantially all of the stock or assets of the Company, unrecognized compensation is expected to be recognized over the next four years.

(9) RESTRICTED STOCK

For restricted stock issued and outstanding during the quarters ended March 31, 2016 and 2015, the Company incurred non-cash compensation expense of approximately $17,000 and $21,000, respectively, each net of estimated forfeitures.

During the quarter ended March 31, 2016, the Company granted 280,000 restricted shares of Common Stock its officers and Vice President of Operations and Product Development of the Company, in connection with their respective salary deferrals.

A summary of non-vested restricted stock activity as of and for the three months ended March 31, 2016 is as follows:

Restricted Stock	Shares	Weighted- Average Grant-Date Fair Value
Non-vested shares at January 1, 2016	27,842	$13.06
Granted	280,000	$1.13
Vested	(452)	$7.82
Forfeited	(2,963)	$7.70
Non-vested shares at March 31, 2016	304,427	$2.15

Among the 304,427 shares of non-vested restricted stock, the various vesting criteria include the following:

•	14,185 shares of restricted stock vest upon the FDA approval of the Company’s CGM system or the sale of the Company; and

•	10,242 shares of restricted stock vest over 4 years, at each of the anniversary dates of the grants, and

•	280,000 shares of restricted stock vest 18 months from the date of issuance.

As of March 31, 2016, there was approximately $653,000 of total unrecognized compensation expense related to non-vested share-based restricted stock arrangements granted pursuant to the Company’s equity compensation plans that vest over time in the foreseeable future. As of March 31, 2016, the Company cannot estimate the timing of completion of performance vesting requirements required by certain of these restricted stock grant arrangements. Compensation expense related to these restricted share grants will be recognized when the Company concludes that achievement of the performance vesting conditions is probable.

(10)       WARRANTS

In the three months ended March 31, 2016, the Company issued warrants to purchase 1,274,280 shares of the Company’s common stock in connection with its Note financing. See Note 5.

A summary of warrant activity for the three months ended March 31, 2016 is as follows:

Warrants	Shares	Weighted- Average Exercise Price
Outstanding warrants at January 1, 2016	4,530,428	$3.68
Granted	1,274,280	$1.50
Forfeited	—	$—
Outstanding warrants at March 31, 2016	5,804,708	$3.20

At March 31, 2016, the Company had the following outstanding warrants:

Type of Warrant/ Range of Exercise Prices	Expirations	Number Outstanding	Weighted- Average Remaining Contractual Life (years)	Weighted- Average Exercise Price	Number Exercisable
Derivative:
$1.50	1/28/21	1,274,280	4.83	$1.50	1,274,280
$7.50	8/31/17 to 11/6/17	700,000	1.48	$7.50	700,000
Equity:
$2.75 - $3.00	12/10/18 to 10//30/20	3,830,428	3.94	$2.98	3,830,428
Total outstanding		5,804,708			5,804,708

The Company uses valuation methods and assumptions that consider among other factors the fair value of the underlying stock, risk-free interest rate, volatility, expected life and dividend rates in estimating fair value for the warrants considered to be derivative instruments.

The following assumptions were utilized by the Company:

Risk-free interest rate %	.73 - 1.48
Expected dividend yield	—
Expected term - years (contractual term)	1.4 – 5
Forfeiture rate	—
Expected volatility %	0.84 – 1.03
Timing of down-round triggering event	August 2016

Expected volatilities are based on historical volatility of the Common Stock using historical periods consistent with the expected term of the warrant. The risk-free rate is based on the yield of a U.S. Treasury security with a term consistent with the warrant.

(11)           LITIGATION & OTHER SIGNIFICANT MATTERS

From time to time, the Company is subject to legal proceedings, claims, investigations, and proceedings in the ordinary course of business. In accordance with generally accepted accounting principles, the Company makes a provision for a liability when it is both probable that a liability has been incurred and the amount of the loss or range of loss can be reasonably estimated. These provisions, if any, are reviewed at least quarterly and adjusted to reflect the impacts of negotiations, settlements, rulings, advice of legal counsel, and other information and events pertaining to a particular case. Litigation is inherently unpredictable. At March 31, 2016, no litigation loss is deemed probable or reasonably estimated.

NASDAQ Compliance

Requirement for Continued Listing

On January 6, 2016, the Company received a letter from The Nasdaq Stock Market (“Nasdaq”) that, as a result of the Company’s failure to hold an annual meeting of stockholders no later than one year after the end of its fiscal year as required by Nasdaq Listing Rule 5620(a), and the Company’s failure to meet the minimum $2.5 million stockholders’ equity requirement set forth in Nasdaq Listing Rule 5550(b)(1), Nasdaq had determined to initiate procedures to delist the Company’s securities from  Nasdaq. The Company was advised that, unless the Company requested an appeal of this determination, trading in the Company’s common stock would be suspended at the opening of business on January 15, 2016 and a Form 25-NSE would be filed with the Securities and Exchange Commission to remove the Company’s securities from listing and registration on Nasdaq. The Company appealed Nasdaq’s determination. The suspension of trading and delisting of the Company’s securities was stayed during the pendency of such appeal.

A hearing before the Nasdaq Hearings Panel (the “Panel”) was held on February 25, 2016. At the hearing, the Company’s management presented its plan to regain and maintain compliance with Nasdaq’s continued listing requirements. On March 9, 2016, the Company was informed that the Panel determined to grant it’s request to remain listed on Nasdaq, subject to the following conditions:

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

On March 21, 2016, the Board of Directors of the Company set May 26, 2016 as the date for the Company’s 2016 Annual Meeting of Stockholders (the “2016 Annual Meeting”). The record date, time and location of the 2016 Annual Meeting are set forth in the Company’s proxy statement for the 2016 Annual Meeting.

The Company was advised that July 5, 2016 represents the full extent of the Panel’s discretion to grant continued listing while it is non-compliant. Should the Company fail to demonstrate compliance with that rule by that date, the Panel will issue a final delist determination and the Company will be suspended from trading on Nasdaq. In order to fully comply with the terms of this exception, the Company must be able to demonstrate compliance with all requirements for continued listing on Nasdaq. In the event the Company is unable to do so, its securities may be delisted from Nasdaq. It is a requirement during the exception period that the Company provide prompt notification of any significant events that occur during this time. This includes, but is not limited to, any event that may call into question the Company’s historical financial information or that may impact the Company’s ability to maintain compliance with any Nasdaq listing requirement or exception deadline. The Panel reserves the right to reconsider the terms of this exception based on any event, condition or circumstance that exists or develops that would, in the opinion of the Panel, make continued listing of the Company’s securities on Nasdaq inadvisable or unwarranted. In addition, any compliance document will be subject to review by the Panel, which may, in its discretion, request additional information before determining that the Company has complied with the terms of the exception.

There can be no assurance that the Company will be able to regain or sustain compliance. If the Company does not regain and sustain compliance, or if the Company fails to satisfy another Nasdaq requirement for continued listing, Nasdaq staff could provide notice that the Company's common stock will become subject to delisting. In the event of delisting, the Company expects that its stock would trade on the OTC Markets.

(12)           SUBSEQUENT EVENTS

Subsequent to the May 3, 2016 closing of its second tranche financing described in Note 5, the Company received $200,000 of payments against its outstanding $770,000 note receivable from BYT.

ITEM 2.                      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion of our financial condition and results of operations should be read in conjunction with the financial statements and the related notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015 and elsewhere in this report. The matters discussed herein contain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Section 27A of the Securities Act of 1933, as amended, which involve risks and uncertainties. This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Section 27A of the Securities Act of 1933, as amended, which involve risks and uncertainties. All statements other than statements of historical information provided herein may be deemed to be forward-looking statements. Without limiting the foregoing, the words “believes,” “anticipates,” “plans,” “expects” and similar expressions are intended to identify forward-looking statements. Factors that could cause actual results to differ materially from those reflected in the forward-looking statements include, but are not limited to, those discussed elsewhere in this report and the risks discussed in our other filings with the Securities and Exchange Commission (the “SEC”). Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s analysis, judgment, belief or expectation only as of the date hereof. Except as required by law, we undertake no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date hereof.

Business

We are a medical device company with expertise in advanced skin permeation technology. We are developing a non-invasive, wireless continuous glucose monitoring (CGM) system for initial use in the outpatient diabetes market and potentially in the wearable-health consumer market. The transdermal skin preparation component of our CGM system allows for enhanced skin permeation that will enable extraction of analytes such as glucose, enhanced delivery of topical pharmaceuticals and other applications.

Research and Development

We believe that ongoing research and development (“R&D”) efforts are essential to our success. A major portion of our operating expenses to date is related to our research and development activities. R&D expenses generally consist of internal salaries and related costs, and third-party vendor expenses for product design and development. In addition, R&D costs include regulatory consulting, feasibility product testing (internal and external) and conducting nonclinical and clinical studies. R&D expenses were $689,018 for the quarter ended March 31, 2016. We intend to maintain our strong commitment to R&D as an essential component of our product development efforts. Our ability to raise sufficient financing may impact our level of R&D spending and progress towards milestones.

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

On an ongoing basis, we evaluate our estimates and judgments for all assets and liabilities, including those related to long-lived asset impairment, stock-based compensation expense and the fair value of stock purchase warrants classified as derivative liabilities. We base our estimates and judgments on historical experience, current economic and industry conditions and on various other factors that are believed to be reasonable under the circumstances. This forms the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. There have been no changes in our critical accounting policies and estimates subsequent to those disclosed in our Annual Report on Form 10-K as filed with the SEC on March 30, 2016.

We believe that full consideration has been given to all relevant circumstances that we may be subject to, and the consolidated financial statements accurately reflect our best estimate of the results of operations, financial position and cash flows for the periods presented.

Results of Operations

Comparison of the Three Months ended March 31, 2016 and 2015

Net Loss — As a result of the factors described below, we had a net loss of $2,621,228 for the three months ended March 2016, respectively, compared to $8,303,712 for the three months ended March 2015, respectively.

Research and Development Expenses — R&D expenses decreased by $81,081, or 11%, to $689,018 for the three months ended March 2016 from $770,099 for the same period in 2015. R&D expenses represented 42% and 31%, of total operating expenses during the three months ended 2016 and 2015, respectively. The decrease in R&D expenses was primarily attributable to $160,000 of capitalized software development costs related to a smartphone API used with our CGM as well as lower facility costs since the Company moved to a lower cost facility in July 2015. This was offset by approximately $93,000 in higher wages and benefits due to the use of additional technical staff in the first quarter of 2016.

During the first quarter of 2016, the Research and Development team worked to improve the NextGen CGM system and to support the transfer to manufacturing of Echo’s existing CGM technology, for our Chinese partner, Medical Technologies Innovation Asia, Ltd. ( MTIA).

With respect to supporting MTIA, we made significant improvements in the Application Programming Interface (API) that MTIA will use on their mobile device. This API greatly simplifies the task of writing software apps to access our glucose information. In addition, we are developing a CGM software application (APP), to provide calibrated glucose information on Android phones.

With respect to specific components of the NextGen system, our progress was as follows during this first quarter:

•	Skin Preparation Device: We have completed the industrial design of our new self-exfoliation device and tips, which will be lower cost, easier to use and compatible with our new sensor.

•
Sensor: We developed and have begun initial, internal clinical testing of our new sensor module. This includes a new sensor element, new hydrogel and new flexible housing. New electronics were also developed that allow the new sensor module to be compatible with our new API and APP.

•	Application Programming Interface: We implemented a number of improvements in the API that will allow Android programmers to write software applications, or APPs, that use our sensors.

•	CGM APP: We implemented a CGM APP that will be able to display glucose information from either the original Echo technology, or the NextGen sensor.

Selling, General and Administrative Expenses — S,G&A expenses decreased by $606,872, or 39%, to $936,627 for the three months ended March 2016 from $1,543,499 for the same period in 2015. S,G&A expenses represented 57% and 62% of total operating expenses during the three months ended 2016 and 2015, respectively. The decline for the 2016 quarter was primarily attributable to approximate declines in legal fees of $368,000 and salaries (including stock compensation) and benefits of $97,000 In June 2015 the Company settled its litigation with it’s former CEO, Patrick Mooney, and has not had any significant litigation since. Additionally, rent and related utilities declined by approximately $100,000 due to a corporate relocation done in early 2015.

Loss on disposal of property and equipment — The loss on disposal of $108,840 for the three months ended March 2015 represented furniture and fixtures that were sold and the write-off of leasehold improvements in our Philadelphia office when we relocated to the Iselin, New Jersey office in January 2015.

Depreciation and amortization expense — Depreciation expense decreased by approximately $56,048, or 65%, to $30,656 for the three months ended March 2016 from $86,704 for the same period in 2015. This decline reflects the write-off of a substantial amount of leasehold improvements due to our relocations of our Massachusetts research facility and Philadelphia corporate office in 2015.

Loss on Revaluation of Derivative Liability — Changes in the fair value of derivative financial instruments are recognized each period as a derivative gain or loss. The primary underlying risk exposure pertaining to the Secured convertible notes and Warrants is the change in fair value of the underlying common stock. The gain (loss) on revaluation of the derivative warrant liability for the three months ended 2016 and 2015 was ($325,049) and ($257,845), respectively.

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

Loss on early extinguishment of bridge loans — We recorded a loss on early extinguishment of these bridge loans of $415,725 representing the aggregate excess consideration of the Notes and warrants exchanged for the bridge loans.

Amortization of debt discount — This represents the amortization of the various components offsetting the Notes issued on January 29, 2016 over the one year term of the Notes. Such amounts consisted of two months of debt issuance costs, and values related to the derivative warrants and embedded conversion features that were not exchanged, respectively.

Interest Expense — Interest expense increased $36,462 to $39,187 from $2,725 for the three months ended March 2016 and 2015, respectively. The increase is related to the 10% interest on the Secured convertible notes payable.

Liquidity and Capital Resources

We have financed our operations since inception primarily through sales of our equity, the issuance of convertible promissory notes, draws from a non-revolving credit facility, unsecured and secured promissory notes, non-refundable payments received under license agreements and cash received in connection with exercises of Common Stock options and warrants. As of March 31, 2016, we had $42,829 of cash and cash equivalents, with no other short-term investments.

On April 4, 2016, we issued a promissory note to PPVA in the aggregate principal amount of $350,000 in respect of a bridge loan made by such party.  On April 18, 2016, we issued a promissory note to PPVA in the aggregate principal amount of $450,000 in respect of a bridge loan made by such party. On April 29, 2016, we issued a promissory note to BYT in the aggregate principal amount of $50,000 in respect of a bridge loan made by such party.  The promissory notes, which bear interest at the prime rate (or 3.5%) were exchanged for the financing described below.

On May 3, 2016, we closed the second tranche of the financing and issued Notes in an aggregate principal amount of $3,361,620, inclusive of $3,620 of interest due on bridge loans.  In exchange for the Notes, we received $1,188,000 in gross cash proceeds, a note receivable, payable in 30 days and bearing interest at 12%, of $770,000, from BYT and $1,400,000 of bridge notes were cancelled.  We incurred placement, legal and other fees aggregating approximately $85,000 which were deducted from the gross cash proceeds. Additionally, the placement agent received Class B warrants, with a 1½ year term, to purchase 37,520 shares of our Common Stock at $1.50 per share. The Notes are initially convertible into 2,241,080 shares of Common Stock at $1.50 per share. We also issued Class B warrants to purchase 2,241,080 shares of Common Stock at $1.50 per share. In connection with the closing, the Certificate of Amendment to the Certificate of Designations of our Series F Convertible Preferred Stock was filed which provides the holders of 5,276,180 shares of our Series F Convertible Preferred Stock the same reset rights afforded the Note holders.  Additionally, subsequent to the May 3, 2016 second tranche financing, we received $200,000 of payments against our outstanding $770,000 note receivable from BYT.

Cash Flows for the Three Months ended March 31, 2016

Net cash used in operating activities was $1,811,631. The use of cash in operating activities was primarily attributable to the net loss of $2,621,228 offset by non-cash expenses of $30,656 for depreciation and amortization, $184,966 for amortization of debt discount, $375,517 for share-based compensation expense, a loss on early extinguishment of bridge loans of $415,725, a loss on revaluation of $325,049 related to derivative credit facility warrants as well as derivative warrants and derivative embedded conversion feature of our secured convertible notes, offset by increases in prepaid and other of $205,919, as well as a net increase in accounts payable and accrued expenses, of approximately $316,397.

Net cash used in investing activities was $137,601. The Company suffered a minor charge to its letter of credit due to the landlord requiring a payment for certain construction related activities prior to its relocation to the Littleton, MA location. The Company capitalized software development costs of $160,000.

Net cash provided by financing activities was $1,935,851. We received $857,269 of net proceeds from its secured convertible notes as well as $900,000 from bridge loans received in the quarter subsequent to the closing of the January 29, 2016 financing. We also received $199,671 of insurance premium financing. Principal payments made on the premium financing used were $21,089.

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

Our Chief Executive Officer and Chief Financial Officer concluded that as of March 31, 2016 the following material weaknesses existed:

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

Our management believes that these weaknesses are due in part to the small size of our staff and limited funding which makes it challenging to maintain adequate disclosure controls. To remediate the material weaknesses in disclosure controls and procedures, we have sought assistance with complex filing matters beginning in 2016 and continue to take additional steps to improve our financial reporting systems and implement new policies, procedures and controls.

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

ECHO THERAPEUTICS, INC.

Date: May 20, 2016	By:	/s/ Scott W. Hollander
Scott W. Hollander
President and Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Alan W. Schoenbart
Alan W. Schoenbart
Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
10.1	Promissory Note with Platinum Partners Value Arbitrage Fund L.P. dated March 21, 2016 is incorporated by reference to Exhibit 10.1 on the Company’s Current Report on Form 8-K filed March 22, 2016.
10.2	Promissory Note with Platinum Partners Value Arbitrage Fund L.P. dated April 4, 2016.is incorporated by reference to Exhibit 10.1 on the Company’s Current Report on Form 8-K filed April 6, 2016.
10.3	Promissory Note with Platinum Partners Value Arbitrage Fund L.P. dated April 18, 2016 is incorporated by reference to Exhibit 10.1 on the Company’s Current Report on Form 8-K filed April 19, 2016.
31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101
The following materials from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016, formatted in XBRL (Extensible Business Reporting Language), (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Cash Flows, and (iv) Notes to Consolidated Financial Statements.