Form 10-Q
period 2016-06-30
Echo Therapeutics, Inc.
filed 2016-08-12
CIK 1031927

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
________________

FORM 10-Q
________________

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to __________

Commission File Number: 000-35218

ECHO THERAPEUTICS, INC.
(Exact name of registrant as specified in its charter)

________________

Delaware	41-1649949
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

99 Wood Avenue South, Suite 302, Iselin, NJ	08830
(Address of principal executive offices)	(Zip Code)

732-201-4189
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

As of August 3, 2016, 11,537,586 shares of the registrant’s Common Stock, $0.01 par value, were issued and outstanding.

ECHO THERAPEUTICS, INC.

QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2016

-i-

PART I—FINANCIAL INFORMATION

ITEM 1.FINANCIAL STATEMENTS.

ECHO THERAPEUTICS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30,	December 31,
	2016	2015
ASSETS

Current assets:
Cash and cash equivalents	$938,661	$56,210
Prepaid and other	262,913	244,534
Total current assets	1,201,574	300,744

Property and equipment, net	209,507	267,671

Other assets:
Cash restricted pursuant to letters of credit	217,492	236,425
Capitalized software development costs	242,641	—
Other	250	250
Total other assets	460,383	236,675
Total assets	$1,871,464	$805,090

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable	$1,615,339	$2,176,083
Accrued and other	383,963	602,345
Secured convertible notes, net	2,351,317	—
Bridge loans	—	330,000
Premium financing	112,299	—
Derivative liabilities	4,686,520	127,000
Total current liabilities	9,149,438	3,235,428
Deferred revenue, net	95,535	95,535
Total liabilities	9,244,973	3,330,963

Commitments and contingencies

Stockholders’ deficit:
Preferred Stock, $0.01 par value; 40,000,000 shares authorized:
Convertible Series
C - 10,000 shares authorized;1,000 issued and outstanding	10	10
D - 3,600,000 shares authorized;1,000,000 issued and outstanding	10,000	10,000
E - 1,748,613 shares authorized; issued and outstanding	17,486	17,486
F - 6,000,000 shares authorized; 5,276,180 issued and outstanding	52,762	52,762
Common stock, $0.01 par value; 150,000,000 shares authorized; issued and outstanding 11,512,586 and 11,124,496 shares, respectively
	115,124	111,243
Additional paid-in capital	148,123,118	147,412,559
Accumulated deficit	(155,692,009)	(150,129,933)
Total stockholders’ deficit	(7,373,509)	(2,525,873)
Total liabilities and stockholders’ deficit	$1,871,464	$805,090

See accompanying notes to the condensed consolidated financial statements.

ECHO THERAPEUTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016	2015	2016	2015

Licensing revenue	$—	$—	$—	$—
Total revenues	—	—	—	—

Operating expenses:
Research and development	665,717	698,802	1,354,735	1,468,901
Selling, general and administrative	792,761	1,451,585	1,729,388	2,995,084
Impairment charge	—	9,625,000	—	9,625,000
Loss (gain) on disposal of property and equipment	(4,000)	130,594	(4,000)	239,434
Depreciation and amortization	27,509	361,616	58,165	448,320
Total operating expenses	1,481,987	12,267,597	3,138,288	14,776,739

Loss from operations	(1,481,987)	(12,267,597)	(3,138,288)	(14,776,739)

Other income (expense):
Gain (loss) on revaluation of derivative liabilities	1,086,999	250,000	761,950	(7,845)
Financing gain (loss)	—	1,177,000	—	(4,357,000)
Loss on early extinguishment of bridge loans	(1,728,235)	—	(2,143,960)	—
Amortization of debt discount	(710,252)	—	(895,218)	—
Interest expense	(107,373)	(2,001)	(146,560)	(4,726)
Other income (expense), net	(1,458,861)	1,424,999	(2,423,788)	(4,369,571)
Net loss	$(2,940,848)	$(10,842,598)	$(5,562,076)	$(19,146,310)
Deemed dividend on beneficial conversion feature of preferred stock	(6,460,818)	—	(6,460,818)	—
Net loss applicable to common shareholders	$(9,401,666)	$(10,842,598)	$(12,022,894)	$(19,146,310)

Net loss per common share, basic and diluted	$(0.82)	$(0.97)	$(1.06)	$(1.69)

Basic and diluted weighted average common shares outstanding	11,446,862	11,128,275	11,325,028	11,337,272

See accompanying notes to the condensed consolidated financial statements.

ECHO THERAPEUTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT
FOR THE SIX MONTHS ENDED JUNE 30, 2016
(Unaudited)

	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Deficit
Balance at December 31, 2015	8,025,793	$80,258	11,124,496	$111,243	$147,412,559	$(150,129,933)	$(2,525,873)
Share-based compensation, net of restricted stock cancellations	—	—	276,194	2,762	555,674	—	558,436
Exercise of stock options	—	—	2,246	23	(23)	—	—
Settlement of account payable	—	—	57,121	571	93,079	—	93,650
Payment of interest	—	—	27,529	275	30,079	—	30,354
Payment of investor relations	—	—	25,000	250	31,750	—	32,000
Net loss	—	—	—	—	—	(5,562,076)	(5,562,076)
Balance at June 30, 2016	8,025,793	$80,258	11,512,586	$115,124	$148,123,118	$(155,692,009)	$(7,373,509)

See accompanying notes to the condensed consolidated financial statements.

ECHO THERAPEUTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Six Months Ended June 30,
	2016	2015
Cash Flows From Operating Activities:
Net loss	$(5,562,076)	$(19,146,310)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	58,165	448,320
Amortization of debt discount	895,218	—
Share-based compensation, net	558,436	610,971
Loss on early extinguishment of bridge loans	2,143,960	—
Gain on revaluation of derivative liabilities	(761,950)	7,845
Warrant repricing charged to legal expense	—	328,000
Gain on disposal of assets	—	239,434
Impairment charge	—	9,625,000
Financing loss	—	4,357,000
Changes in assets and liabilities:
Prepaid and other	(18,379)	(124,342)
Accounts payable	(435,096)	(5,503)
Accrued and other	(184,407)	232,371
Net cash used in operating activities	(3,306,129)	(3,427,214)
Cash Flows from Investing Activities:
Purchase of property and equipment	—	(12,207)
Decrease in restricted cash	18,933	(126,968)
Capitalization of software development costs	(242,641)	—
Proceeds on disposal of property and equipment	—	19,600
Net cash used in investing activities	(223,708)	(119,575)
Cash Flows From Financing Activities:
Proceeds from secured convertible notes, net of related costs	2,549,989	—
Proceeds from bridge loans	1,750,000	—
Proceeds from equity financing	—	2,500,000
Proceeds from premium financing	199,671	272,622
Principal payments from premium financing	(87,372)	(226,676)
Capital contribution	—	59,325
Net cash provided by financing activities	4,412,288	2,605,271
Net increase in cash and cash equivalents	882,451	(941,518)
Cash and cash equivalents:
Beginning of period	56,210	1,278,941
End of period	$938,661	$337,423

Supplemental disclosure of cash flow information:
Cash paid during the year:
Interest	$12,306	$4,781
Income taxes	$2,799	$—
Supplemental disclosure of non-cash financing transactions:
Deemed dividend on beneficial conversion feature of convertible preferred stock	$6,460,818	$—
Directors fees payable offset against prepaid insurance	$—	$272,200
Security deposit offset against accounts payable	$—	$9,740
Accrued legal fees settled with stock	$—	$550,000
Accrued interest settled with stock	$30,354	$—
Account payable settled with stock	$125,650	$—
Bridge loans exchanged for secured convertible notes	$2,080,000	$—
Derivatives offset against secured convertible notes	$5,321,470	$—
Conversion of convertible preferred stock into common stock at par value	$—	$15,000

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

The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Sontra Medical, Inc., a Delaware corporation. All significant intercompany balances and transactions have been eliminated in consolidation. These financial statements have been prepared in conformity with generally accepted accounting principles (“GAAP”) in the United States consistent with those applied in, and should be read in conjunction with, the Company’s audited consolidated financial statements and related footnotes for the year ended December 31, 2015 included in the Company’s Annual Report on Form 10-K as filed with the United States Securities and Exchange Commission (“SEC”) on March 30, 2016. These financial statements reflect all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the Company’s financial position as of June 30, 2016 and its results of operations and cash flows for the interim periods presented and are not necessarily indicative of results for subsequent interim periods or for the full year. These interim financial statements do not include all of the information and footnotes required by GAAP for complete financial statements as allowed by the relevant SEC rules and regulations; however, the Company believes that its disclosures are adequate to ensure that the information presented is not misleading. Certain amounts in prior periods have been reclassified to conform to the current presentation.

(2)       LIQUIDITY AND MANAGEMENT’S PLANS

The accompanying financial statements have been prepared on a basis that assumes that the Company will continue as a going concern and that contemplates the continuity of operations, the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As of June 30, 2016, the Company had cash of $938,661, working capital deficit of ($7,947,864) and an accumulated deficit of ($155,692,009). The Company continues to incur recurring losses from operations. The Company’s losses have resulted principally from costs incurred in connection with its research and development activities and from general and administrative costs associated with its operations. The Company also expects to have negative cash flows for the foreseeable future as it funds its operational losses and capital expenditures. This will result in decreases in the Company’s working capital, total assets and stockholders’ equity, which may not be offset by future funding. The Company will need to secure additional capital to fund its product development, research, manufacturing and clinical programs in accordance with its current planned operations. The Company has funded its operations in the past primarily through debt and equity issuances. Management will continue to pursue financing to fund its operations. No assurances can be given that additional capital will be available on terms acceptable to the Company. The accompanying financial statements do not include any adjustments that might result from the outcome of the uncertainty.

(3)       PROPERTY AND EQUIPMENT

The principal categories and estimated useful lives of property and equipment were:

	06/30/16	12/31/15	Estimated Useful Lives
Computer equipment	$332,764	$332,764	3
Office and laboratory equipment	603,227	628,726	3-5
Furniture and fixtures	228,099	228,099	7
Manufacturing equipment	61,998	61,998	5
Leasehold improvements	41,968	41,968	3-7
Total property and equipment	1,268,056	1,293,555
Less accumulated depreciation and amortization	1,058,549	1,025,884
Property and equipment, net	$209,507	$267,671

(4)       CAPITALIZED SOFTWARE DEVELOPMENT COSTS

Software development costs associated with the planning and designing phase of software development, including coding and testing activities necessary to establish technological feasibility, are expensed as incurred. Once technological feasibility has been determined, a portion of the costs incurred in development, including coding, testing, and quality assurance, are capitalized. $82,641 and $242,641 of costs associated with the application programming of the Company’s smartphone application for its CGM were capitalized in the quarter and six months ended June 30, 2016, respectively.

(5)       FINANCING TRANSACTIONS

On January 29, 2016, the Company entered into a securities purchase agreement (the “Purchase Agreement”) with certain institutional and other accredited investors (the “Investors”) pursuant to which the Company agreed to issue up to $5,148,620 principal amount of 10% senior secured convertible notes of the Company (the “Notes”) and related common stock purchase warrants (the “Warrants”) in two tranches.  The Notes are secured by substantially all of the assets of the Company pursuant to a Security Agreement, dated January 29, 2016 (the “Security Agreement”).  The initial closing of $1,787,000 occurred on January 29, 2016.  The second tranche of the financing, or $3,361,620, was subject to the Company obtaining shareholder approval which occurred on April 14, 2016. The Notes and Warrants are subject to customary antidilution provisions. With stockholder approval, the conversion price for the Notes is subject to a reset to eighty percent (80%) of the average of the ten lowest closing prices of the Common Stock less than $1.50 , subject to equitable adjustment, if any, as reported by Bloomberg LP for the principal market on which the Common Stock then trades during the ninety (90) days following the first effective date of a registration statement filed pursuant to the Registration Rights Agreement, but in no event less than $.80, subject to equitable adjustment. For the first closing, bridge notes in the principal amount of $680,000 were surrendered to the Company as payment by certain Investors. This was inclusive of $330,000 of bridge notes outstanding at December 31, 2015 and a $350,000 of promissory notes received at various dates in January 2016 from Beijing Yi Tang Bio Science & Technology, Ltd. (BYT). The Company recorded a loss on early extinguishment of these bridge loans of $415,725, representing the excess value of the consideration consisting of the $680,000 secured convertible note, and a proportional amount of the Warrants totaling $320,761 and the embedded conversion feature of the Notes totaling $94,964, exchanged for certain bridge loans to cancel them. Fees aggregating $368,080 were paid to the placement agent and others. The Notes issued in the first closing are initially convertible into 1,191,333 shares of common stock, par value $.01 per share, of the Company (the “Common Stock”), at $1.50 per share. In connection with the initial closing, the Company issued five-year Class A warrants to purchase 1,274,280 shares of Common Stock, inclusive of Class A warrants to purchase 82,947 share of Common Stock issued to the placement  agent, at an exercise price of $1.50 per share, which are not exercisable for six months. These Warrants, whose exercise price is subject to adjustments should the Company do a future financing at a price less than $1.50, is considered a derivative. The initial value of these derivative warrants was $901,631 which was determined utilizing a Monte Carlo Binomial Model. The assumptions utilized for these derivative warrants, as well as embedded conversion feature, described hereafter, are disclosed in Note 10. Additionally the Notes contain an embedded conversion feature which adjusts the conversion price should the Company have a price reset during the ninety days after April 29, 2016 (the effective date of the Company’s registration) or do a future financing at a price less than $1.50, and is also considered a derivative. The initial value of the embedded conversion feature within the Notes was $249,559 which was also determined utilizing a Monte Carlo Binomial Model.

On February 4, 2016, the Company issued a promissory note to BYT (the “Lender”) in the aggregate principal amount of $300,000 in respect of a bridge loan made by such party.  On February 11, 2016, the Company issued a promissory note to Platinum Partners Value Arbitrage Fund L.P. (the “Lender” and “PPVA”) in the aggregate principal amount of $100,000 in respect of a bridge loan made by such party.  On March 21, 2016, the Company issued a promissory note to PPVA in the aggregate principal amount of $150,000 in respect of a bridge loan made by such party.  On April 4, 2016, the Company issued a promissory note to PPVA in the aggregate principal amount of $350,000 in respect of a bridge loan made by such party.  On April 18, 2016, the Company issued a promissory note to PPVA in the aggregate principal amount of $450,000 in respect of a bridge loan made by such party. On April 29, 2016, the Company issued a promissory note to BYT in the aggregate principal amount of $50,000 in respect of a bridge loan made by such party.  These promissory notes, aggregating $1,400,000, which bore interest at the prime rate (or 3.5%), were exchanged for the May 3, 2016 second tranche financing of the Notes described below.

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

On May 3, 2016, the Company closed the second tranche of the Note financing and issued Notes in an aggregate principal amount of $3,361,620, inclusive of $3,620 of interest due on bridge loans. In exchange for the Notes, the Company received $1,188,000 in gross cash proceeds, a note receivable, payable in 30 days and bearing interest at 12%, of $770,000, from BYT, and $1,400,000 of bridge notes were cancelled. The Company recorded a loss on early extinguishment of these bridge loans of $1,728,235, representing the excess value of the consideration consisting of the $1,400,000 secured convertible note, and a proportional amount of the Warrants totaling $510,348 and the embedded conversion feature of the Notes totaling $1,217,887, exchanged for certain bridge loans to cancel them. The Company incurred placement, legal and other fees aggregating $146,931 which were deducted from the gross cash proceeds. Additionally, the placement agent received Class B warrants, with a 1½ year term, to purchase 37,520 shares of the Company’s Common Stock at $1.50 per share. The Notes are initially convertible into 2,241,075 shares of Common Stock at $1.50 per share. The Company also issued Class B warrants, with a 1½ year term, to purchase 2,241,075 shares of Common Stock at $1.50 per share. The Company may call the Class B Warrants in the event that Company’s Common Stock is trading at 200% above the strike price for 10 consecutive trading days (at $100,000 value traded per day) if the Warrant is saleable into the public markets, provided that the holder will have the option of ten trading days to exercise. These Warrants, whose exercise price is subject to adjustments should the Company do a future financing at a price less than $1.50, is considered a derivative. The initial value of these derivative warrants was $1,245,943 which was determined utilizing a Monte Carlo Binomial Model. The assumptions utilized for these derivative warrants, as well as embedded conversion feature, described hereafter, are disclosed in Note 10. Additionally the Notes contain an embedded conversion feature which adjusts the conversion price should the Company have a price reset during the ninety days after April 29, 2016 (the effective date of the Company’s registration) or do a future financing at a price less than $1.50, and is also considered a derivative. The initial value of the embedded conversion feature within the Notes was $2,924,337 which was also determined utilizing a Monte Carlo Binomial Model.

In connection with the Note closing, the Certificate of Amendment to the Certificate of Designations of the Company’s Series F Convertible Preferred Stock was filed which provides the holders of 5,276,180 shares of the Company’s Series F Convertible Preferred Stock the same reset rights afforded the Note holders. This modification to the Series F provided them with a more beneficial conversion feature. As a result of this change, the Company recorded a deemed dividend to the holders of $6,460,818.

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

The assumptions utilized for the embedded conversion feature valuation, which reflect the initial valuation at January 29th , May 3rd and subsequent valuation at June 30, 2016, were as follows:

Risk-free interest rate %	0.38 – 0.53
Expected dividend yield	—
Expected term - years (contractual term)	0.59 – 1.01
Forfeiture rate	—
Expected volatility %	103
Timing of down-round triggering event	August 2016

Follows is a summary of the Notes and related discounts and the loss on the early extinguishment of bridge loans:

	Original Value	Loss on Early Extinguishment of Bridge Loans	Secured Convertible Notes, net
Cash and other proceeds received from financing	—	—	$5,148,620
Warrants	$2,147,574	(831,109)	(1,316,465)
Embedded conversion feature in notes	$3,173,896	(1,312,851)	(1,861,045)
Financing costs	—	—	(515,011)
Amortization of debt discount	—	—	895,218
Totals, net	$5,321,470	$(2,143,960)	$2,351,317

(6)       DERIVATIVE LIABILITIES

As a result of having warrants which are outstanding, issued in connection with a 2012 Credit Facility (which was terminated in October 2014), the Company is required to record the changes in the value of these derivative warrants through their expirations in November 2017. Additionally as indicated in Note 5 above, Notes and Warrants issued in connection with the Company’s January and May 2016 financing, included certain price/conversion features, which require them to be accounted for as derivatives.

The table below presents the changes in the derivative liability, which is measured at fair value on a recurring basis and classified as Level 3 in fair value hierarchy:

	06/30/16	12/31/15
Derivative liabilities as of January 1	$127,000	$208,155
Secured convertible note derivatives:
Warrants	2,147,574	—
Embedded conversion feature in Notes	3,173,896	—
Loss (gain) on revaluation	(761,950)	(81,155)
Derivative liabilities as of end of period	$4,686,520	$127,000

None of the derivative warrants were exercised in 2016 or 2015 pursuant to cashless exercise provisions.

(7)       EQUITY COMPENSATION PLANS

In March 2003, the Company’s shareholders approved its 2003 Stock Option and Incentive Plan (the “2003 Plan”). Pursuant to the 2003 Plan, the Company’s Board of Directors (or its committees and/or executive officers delegated by the Board of Directors) may grant incentive and nonqualified stock options, restricted stock, and other stock-based awards to the Company’s employees, officers, directors, consultants and advisors.  As of June 30, 2016, there were 5,000 restricted shares of Common Stock issued and options to purchase an aggregate of 26,500 shares of Common Stock outstanding under the 2003 Plan and no shares are available for future grants due to the 2003 Plan’s expiration.

In May 2008, the Company’s shareholders approved the 2008 Equity Compensation Plan, as amended (the “2008 Plan”). The 2008 Plan provides for grants of incentive stock options to employees and nonqualified stock options and restricted stock to employees, consultants and non-employee directors of the Company. The maximum number of shares available under the 2008 Plan is 10,000,000 shares.  As of June 30, 2016, there were 291,148 restricted shares of Common Stock issued and options to purchase 2,763,043 shares of Common Stock outstanding under the 2008 Plan and 6,922,309 shares available for future grants.

The following table shows the remaining shares available for future grants for each plan and outstanding shares:

	Equity Compensation Plans		Not Pursuant
	2003 Plan	2008 Plan	to a Plan
Shares Available For Issuance
Total reserved for stock options and restricted stock	160,000	10,000,000
Net restricted stock issued net of cancellations	(5,000)	(291,148)
Stock options granted	(154,449)	(4,293,693)
Add back options cancelled before exercise	92,349	1,507,150
Less shares no longer available due to Plan expiration	(92,900)	—
Remaining shares available for future grants at June 30, 2016	—	6,922,309

Stock options granted	154,449	4,293,693	310,000
Less: Stock options cancelled	(92,349)	(1,507,150)	(243,333)
Stock options exercised	(35,600)	(23,500)	(66,667)
Net shares outstanding before restricted stock	26,500	2,763,043	—
Net restricted stock issued net of cancellations	5,000	291,148	6,485
Outstanding shares at June 30, 2016	31,500	3,054,191	6,485

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

For options issued and outstanding during the six month periods ended June 30, 2016 and 2015, the Company recorded additional paid-in capital and non-cash compensation expense of $516,013 and $585,000, respectively, each net of estimated forfeitures.

The assumptions used principally for stock options granted to employees and members of the Company’s Board of Directors in the six months ended June 30, 2016 and 2015 were as follows:

	2016	2015
Risk-free interest rate %	0.98 – 1.07	1.52 – 1.61
Expected dividend yield	—	—
Expected term - years	3 – 4	5 – 5.5
Forfeiture rate % (excluding fully vested stock options)	2 – 5	15
Expected volatility %	0.94 – 1.02	0.80 – 1.06

A summary of stock option activity for the six months ended June 30, 2016 is as follows:

Stock Options	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding options at January 1, 2016	1,667,233	$2.01
Granted	1,222,810	$1.28
Exercised	(10,500)	$1.19
Forfeited or expired	(90,000)	$5.69
Outstanding options at June 30, 2016	2,789,543	$1.57	8.89	$—
Exercisable options at June 30, 2016	1,332,531	$1.68	8.58	$—

The weighted-average grant-date fair value of stock options granted for the six month period ended June 30, 2016 was $1.28 per share. As of June 30, 2016, there was $997,504 of total unrecognized compensation expense related to non-vested share-based option compensation arrangements. With the exception of the unrecognized share-based compensation related to certain restricted stock grants to officers and employees that contain performance conditions related to FDA approval for the Company’s CGM system or the sale of substantially all of the stock or assets of the Company, unrecognized compensation is expected to be recognized over the next four years.

(9)       RESTRICTED STOCK

For restricted stock issued and outstanding during the six months ended June 30, 2016 and 2015, the Company incurred non-cash compensation expense of $42,423 and $26,000, respectively, each net of estimated forfeitures.

During the six months ended June 30, 2016, the Company granted 280,000 restricted shares of Common Stock to its officers and Vice President of Operations and Product Development of the Company, in connection with their respective salary deferrals.

A summary of non-vested restricted stock activity for the six months ended June 30, 2016 is as follows:
Restricted Stock	Shares	Weighted- Average Grant-Date Fair Value
Non-vested shares at January 1, 2016	27,842	$13.06
Granted	280,000	$1.13
Vested	(1,403)	$8.54
Forfeited	(3,806)	$7.73
Non-vested shares at June 30, 2016	302,633	$2.11

Among the 302,633 shares of non-vested restricted stock, the various vesting criteria include the following:

•	14,185 shares of restricted stock vest upon the FDA approval of the Company’s CGM system or the sale of the Company; and

•	8,448 shares of restricted stock vest over 4 years, at each of the anniversary dates of the grants, and

•	280,000 shares of restricted stock vest 18 months from the date of issuance.

As of June 30, 2016, there was $585,415 of total unrecognized compensation expense related to non-vested share-based restricted stock arrangements granted pursuant to the Company’s equity compensation plans that vest over time in the foreseeable future. As of June 30, 2016, the Company cannot estimate the timing of completion of performance vesting requirements required by certain of these restricted stock grant arrangements. Compensation expense related to these restricted share grants will be recognized when the Company concludes that achievement of the performance vesting conditions is probable.

(10)     WARRANTS

In the six months ended June 30, 2016, the Company issued warrants to purchase 3,552,875 shares of the Company’s common stock in connection with its Note financing. See Note 5.

A summary of warrant activity for the six months ended June 30, 2016 is as follows:

Warrants	Shares	Weighted- Average Exercise Price
Outstanding warrants at January 1, 2016	4,530,428	$3.68
Granted	3,552,875	$1.50
Forfeited	—	$—
Outstanding warrants at June 30, 2016	8,083,303	$2.72

At June 30, 2016, the Company had the following outstanding warrants:
Type of Warrant/ Range of Exercise Prices	Expirations	Number Outstanding	Weighted- Average Remaining Contractual Life (years)	Weighted- Average Exercise Price	Number Exercisable
Derivative:
$1.50	7/29/21	1,274,280	5.08	$1.50	1,274,280
$1.50	5/3/18	2,278,595	1.84	$1.50	2,278,595
$7.50	8/31/17 to 11/6/17	700,000	1.23	$7.50	700,000
Equity:
$2.75 - $3.00	12/10/18 to 10//30/20	3,830,428	3.69	$2.98	3,830,428
Total outstanding		8,083,303			8,083,303

The Company uses valuation methods and assumptions that consider among other factors the fair value of the underlying stock, risk-free interest rate, volatility, expected life and dividend rates in estimating fair value for the warrants considered to be derivative instruments.

The following assumptions were utilized by the Company:
By expiration:	7/29/21	5/3/18	8/31/17 - 11/6/17
Risk-free interest rate %	1.03	0.56	0.73
Expected dividend yield	—	—	—
Expected term - years (contractual term)	5.15	1.87	1.17 - 1.35
Forfeiture rate	—	—	—
Expected volatility %	103	103	84.95
Timing of down-round triggering event	August 2016	August 2016	N/A

Expected volatilities are based on historical volatility of the Common Stock using historical periods consistent with the expected term of the warrant. The risk-free rate is based on the yield of a U.S. Treasury security with a term consistent with the warrant.

(11)     LITIGATION & OTHER SIGNIFICANT MATTERS

From time to time, the Company is subject to legal proceedings, claims, investigations, and proceedings in the ordinary course of business. In accordance with generally accepted accounting principles, the Company makes a provision for a liability when it is both probable that a liability has been incurred and the amount of the loss or range of loss can be reasonably estimated. These provisions, if any, are reviewed at least quarterly and adjusted to reflect the impacts of negotiations, settlements, rulings, advice of legal counsel, and other information and events pertaining to a particular case. Litigation is inherently unpredictable. At June 30, 2016, no litigation loss is deemed probable or reasonably estimated.

 (12)    SUBSEQUENT EVENTS

Effective as of July 29, 2016, notice was given that the Conversion Price of the Notes issued to the note holders pursuant to the Securities Purchase Agreement, dated January 29, 2016 (the “Purchase Agreement”), between Echo Therapeutics, Inc. and the purchasers, had been reset from $1.50 per share to $0.91 per share, Additionally and also effective as of the same date, notice was given that, pursuant to Section 5(c)(v) of the Certification of Designation, Preferences and Rights of the Series F Convertible Preferred Stock of Echo Therapeutics, Inc. (the “Series F Designation”),  the Conversion Ratio has been reset from 1:1 to 1:1.65. These resets were based on an amount equal to 80% of the average of the ten lowest closing prices of the Common Stock less than $1.50 per share during the ninety day period immediately following the effectiveness of the Registration Statement, as contemplated by Section 4(b) of the Notes.

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

Research and Development

We believe that ongoing research and development (“R&D”) efforts are essential to our success. A major portion of our operating expenses to date is related to our research and development activities. R&D expenses generally consist of internal salaries and related costs, and third-party vendor expenses for product design and development. In addition, R&D costs include regulatory consulting, feasibility product testing (internal and external) and conducting nonclinical and clinical studies. R&D expenses were $1,354,735 for the six months ended June 30, 2016. We intend to maintain our commitment to R&D as an essential component of our product development efforts. Our ability to raise sufficient financing may impact our level of R&D spending and progress towards milestones.

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

Results of Operations

Comparison of the Three and Six Months ended June 30, 2016 and 2015

Net Loss — As a result of the factors described below, we had a net loss of $5,562,076 and $2,940,348 for the six and three months ended 2016, respectively, compared to $19,146,310 and $10,842,598 for the six and three months ended 2015, respectively.

Research and Development Expenses — R&D expenses decreased by $33,085, or 5%, to $665,717 for the three months ended 2016 from $698,802 for the same period in 2015. R&D expenses represented 45% and 26% of total operating expenses (excluding the impairment charge in 2015) during the three months ended 2016 and 2015, respectively. We incurred some unplanned turnover in our staffing during the quarter exemplary of a better economic climate. Declines for the quarter were primarily attributable to approximate decreases in: salaries (including stock compensation) and benefits of $30,000, and rent and utilities of $78,000. These declines were offset by increases in consulting and contracted services of $37,000, and supplies and prototype costs of $39,000.

R&D expenses decreased by $114,166, or 8%, to $1,354,735 for the six months ended 2016 from $1,468,901 for the same period in 2015. R&D expenses represented 43% and 29%, of total operating expenses (excluding the impairment charge in 2015) during the six months ended 2016 and 2015, respectively. The decrease in R&D expenses was primarily attributable to lower facility costs of approximately $165,000. This was slightly offset by approximately $64,000 in higher wages and benefits due to the use of additional technical staff in the first quarter of 2016.

We relocated our facilities in July 2015 to less costly and more efficient space. R&D expenses for the quarter and six months 2016 were additionally impacted by $82,641 and $242,641, respectively, of capitalized software development costs, consisting of contracted services, related to a smartphone API used with our CGM.

During the second quarter of 2016, the Research and Development team continued to further develop and begin testing of the NextGen CGM system and completed the transfer of our existing CGM technology to our Chinese partner, Medical Technologies Innovation Asia, Ltd. (MTIA).

We began stand-alone and integrated testing of our NextGen continuous glucose monitoring system prototype components and formally selected a Clinical Research Organization (CRO) for our regulatory and clinical strategy. Rigorous testing of each component independently and as an integrated system will continue as the Company optimizes its system in preparation for future clinical and regulatory trials. With respect to specific components of the NextGen system, our progress was as follows during this second quarter:

•
Skin Preparation Device: We completed prototype software for the new self-use exfoliator and began hardware and software testing of the NextGen Exfoliator. This new self-exfoliator will be lower cost, easier to use and fully integrated with the new sensor and Target Base.

•
Sensor: We developed and continue internal clinical testing of our NextGen sensor module. This new sensor module includes a new sensor element, new hydrogel, bluetooth transmitter, and new flexible housing. New electronics were also developed that allow the new sensor module to be compatible with our new Application Programming Interface (API) and software application (APP).

•
Application Programming Interface: We continue to make improvements in the API that will allow Android programmers to write software applications, or APPs, that use our sensors. Verification testing of the new API and APP is complete.

•	CGM APP: We implemented a CGM APP that will be able to display glucose information from either the original Echo technology, or the NextGen sensor.

With respect to supporting MTIA, we made significant improvements to the API that MTIA will use on their mobile device. This API was transferred to MTIA and greatly simplifies the task of writing software apps to access our glucose information. In addition, we have developed and transferred a CGM APP, to provide calibrated glucose information on Android phones.

Selling, General and Administrative Expenses — S,G&A expenses decreased by $658,824, or 45%, to $792,761 for the three months ended 2016 from $1,451,585 for the same period in 2015. S,G&A expenses represented 53% and 55% of total operating expenses (excluding the impairment charge in 2015) during the quarter ended 2016 and 2015, respectively. The decline for the 2016 quarter was primarily attributable to approximate declines in legal fees of $440,000 and salaries and benefits of $125,000 (including a stock compensation decline of $18,000).

S,G&A expenses decreased by $1,265,696, or 42%, to $1,729,388 for the six months ended 2016 from $2,995,084 for the same period in 2015. S,G&A expenses represented 55% and 58% of total operating expenses (excluding the impairment charge in 2015) during the six months ended 2016 and 2015, respectively. The decline for the 2016 quarter was primarily attributable to approximate declines in legal fees of $809,000 and salaries and benefits of $222,000 (including a stock compensation decline of $48,000).

In 2015, the Company settled its litigation with the former CEO, Patrick Mooney, and has not had any significant litigation since, causing the decrease in legal fees.  Stock compensation for 2015 included the stock compensation for new board members as well as recently hired executive staff, which was not present in 2016.

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

Loss on disposal of property and equipment — We recorded a gain for the quarter and six months 2016 of $4,000 on the sale of certain excess fully depreciated equipment. The loss on disposal of $130,594 and $239,434 for the quarter and six months ended 2015 represented furniture and fixtures that were sold and the write-off of leasehold improvements in our Philadelphia office when we relocated to the Iselin, New Jersey office in January 2015.

Depreciation and amortization expense — Depreciation expense decreased by $334,107 and $390,155 for the quarter and six months ended 2016, to $27,509 and $58,165 from $361,616 and $448,320 for the same periods in 2015. This decline reflects the write-off of a substantial amount of leasehold improvements due to our relocations of our Massachusetts research facility and Philadelphia corporate office in 2015.

Gain on Revaluation of Derivative Liability — Changes in the fair value of derivative financial instruments are recognized each period as a derivative gain or loss. The primary underlying risk exposure pertaining to the secured convertible notes, consisting of derivative warrants and embedded conversion options, and other derivative warrants, is the change in fair value of the underlying common stock. The gain (loss) on revaluation of the derivative liabilities for the quarter ended 2016 and 2015 was $1,086,999 and $250,000, respectively, and for the six months ended 2016 and 2015, $761,950 and $(7,845), respectively.

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

Loss on early extinguishment of bridge loans — We recorded a loss on early extinguishment of these bridge loans of $1,728,235 and $2,143,960 in the quarter and six months ended 2016 representing the aggregate excess consideration of the Notes and warrants exchanged for the bridge loans.

Amortization of debt discount — $710,252 and $895,218 for the quarter and six months ended 2016 represents the amortization of the various components offsetting the Notes issued on January 29, 2016 and May 3, 2016 over the one year respective terms of the Notes. Such amounts consisted of amortization of debt issuance costs, and values related to the derivative warrants and embedded conversion features that were not exchanged, respectively.

Interest Expense — Interest expense increased to $107,372 and $146,560 for the quarter and six months ended 2016 from $2,001 and $4,726 for similar periods in 2015, respectively. The increase is primarily related to the 10% interest on the secured convertible notes payable.

Deemed Dividend on Beneficial Conversion Feature of Preferred Stock — In connection with the sale of Secured convertible notes, we agreed to give the holders of Series F Convertible Preferred Stock the same rights as the holders of the Notes, i.e., a reset of their conversion price calculated during the ninety day period post the April 29, 2016 effective registration. This modification to the conversion of the Series F shares increased the value of the Series F and caused us to record a deemed dividend of $6,460,818 calculated using a Monte Carlo Valuation Model.

Liquidity and Capital Resources

We have financed our operations since inception primarily through sales of our equity, the issuance of convertible promissory notes, draws from a non-revolving credit facility, unsecured and secured promissory notes, non-refundable payments received under license agreements and cash received in connection with exercises of Common Stock options and warrants. As of June 30, 2016, we had $938,661 of cash and cash equivalents, with no other short-term investments.

On April 4, 2016, we issued a promissory note to Platinum Partners Value Arbitrage Fund, L.P. (PPVA) in the aggregate principal amount of $350,000 in respect of a bridge loan made by such party.  On April 18, 2016, we issued a promissory note to PPVA in the aggregate principal amount of $450,000 in respect of a bridge loan made by such party. On April 29, 2016, we issued a promissory note to Beijing Yi Tang Bio Science & Technology, Ltd. (BYT) in the aggregate principal amount of $50,000 in respect of a bridge loan made by such party.  The promissory notes, which bear interest at the prime rate (or 3.5%) were exchanged for the financing described below.

On May 3, 2016, we closed the second tranche of the financing pursuant to the January 29, 2016 Securities Purchase Agreement and issued Notes in an aggregate principal amount of $3,361,620, inclusive of $3,620 of interest due on bridge loans.  In exchange for the Notes, we received $1,188,000 in gross cash proceeds, a note receivable, payable in 30 days and bearing interest at 12%, of $770,000, from BYT and $1,400,000 of bridge notes were cancelled.  We incurred placement, legal and other fees aggregating approximately $85,000 which were deducted from the gross cash proceeds. Additionally, the placement agent received Class B warrants, with a 1½ year term, to purchase 37,520 shares of our Common Stock at $1.50 per share. The Notes were initially convertible into 2,241,080 shares of Common Stock at $1.50 per share. We also issued Class B warrants to purchase 2,241,075 shares of Common Stock at $1.50 per share. In connection with the closing, the Certificate of Amendment to the Certificate of Designations of our Series F Convertible Preferred Stock was filed which provides the holders of 5,276,180 shares of our Series F Convertible Preferred Stock the same reset rights afforded the Note holders.  Additionally, subsequent to the May 3, 2016 second tranche financing, we received payment of our outstanding $770,000 note receivable from BYT.

Cash Flows for the Six Months ended June 30, 2016

Net cash used in operating activities was $3,306,129. The use of cash in operating activities was primarily attributable to the net loss of $5,562,076 offset by non-cash expenses of $58,165 for depreciation and amortization, $895,218 for amortization of debt discount, $558,436 for share-based compensation expense, a loss on early extinguishment of bridge loans of $2,143,960, a gain on revaluation of $761,950 related to derivative credit facility warrants as well as derivative warrants and derivative embedded conversion feature of our secured convertible notes, offset decreases in: prepaid and other of $18,379, accounts payable of $435,096 and accrued expenses of approximately $184,407.

Net cash used in investing activities was $223,708. The Company suffered a minor charge to its letter of credit due to the landlord requiring a payment for certain construction related activities prior to its relocation to the Littleton, MA location. The Company capitalized software development costs of $242,641.

Net cash provided by financing activities was $4,412,288. We received $2,549,989 of net proceeds from our secured convertible notes as well as $1,750,000 from bridge loans received in the period subsequent to the closing of the January 29, 2016 financing. We also received $199,671 of insurance premium financing. Principal payments made on the premium financing used were $87,372.

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

Our Chief Executive Officer and Chief Financial Officer concluded that as of June 30, 2016 the following material weaknesses existed:

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

ECHO THERAPEUTICS, INC.

Date: August 12, 2016	By:	/s/ Scott W. Hollander
Scott W. Hollander
President and Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Alan W. Schoenbart
Alan W. Schoenbart
Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
3.1
Amendment to Certificate of Designation, Preferences and Rights of its Series F Convertible Preferred Stock dated May 3, 2016 is incorporated by reference to Exhibit 3.1 on the Company’s Current Report on Form 8-K filed May 4, 2016.

3.2
Amended and Restated Bylaws of Echo Therapeutics, Inc., as amended and restated as of June 1, 2016  is incorporated by reference to Exhibit 3.2 on the Company’s Current Report on Form 8-K filed June 3, 2016.

10.1	Promissory Note with Platinum Partners Value Arbitrage Fund, L.P. dated April 4, 2016 is incorporated by reference to Exhibit 10.1 on the Company’s Current Report on Form 8-K filed April 6, 2016
10.2	Promissory Note with Platinum Partners Value Arbitrage Fund, L.P. dated April 18, 2016 is incorporated by reference to Exhibit 10.1 on the Company’s Current Report on Form 8-K filed April 19, 2016
10.3	Form of Note is incorporated by reference to Exhibit 10.2 on the Company’s Current Report on Form 8-K filed May 4, 2016.
10.4	Form of Warrant .is incorporated by reference to Exhibit 10.3 on the Company’s Current Report on Form 8-K filed May 4, 2016.
10.5	Promissory Note with Beijing Yi Tang Bio Science & Technology, Ltd. dated April 29, 2016 is incorporated by reference to Exhibit 10.4 on the Company’s Current Report on Form 8-K filed May 4, 2016.
10.6	Promissory Note with Beijing Yi Tang Bio Science & Technology, Ltd. dated May 2, 2016 is incorporated by reference to Exhibit 10.5 on the Company’s Current Report on Form 8-K filed May 4, 2016.
31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101
The following materials from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended
June 30, 2016, formatted in XBRL (Extensible Business Reporting Language), (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Cash Flows, and (iv) Notes to Consolidated Financial Statements.