Form 10-Q
period 2016-09-30
Echo Therapeutics, Inc.
filed 2016-11-16
CIK 1031927

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
________________
FORM 10-Q
________________
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

or

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

732-201-4194
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

As of October 30, 2016, 12,004,308 shares of the registrant’s Common Stock, $0.01 par value, were issued and outstanding.

ECHO THERAPEUTICS, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED
SEPTEMBER 30, 2016

-i-

PART I—FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS.

ECHO THERAPEUTICS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30,	December 31,
	2016	2015
ASSETS

Current assets:
Cash and cash equivalents	$172,725	$56,210
Prepaid and other	229,229	244,534
Total current assets	401,954	300,744

Property and equipment, net	188,936	267,671

Other assets:
Cash restricted pursuant to letters of credit	217,556	236,425
Capitalized software development costs	267,811	—
Other	250	250
Total other assets	485,617	236,675
Total assets	$1,076,507	$805,090

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable	$1,851,043	$2,176,083
Accrued and other	884,253	602,345
Secured convertible notes, net	3,248,731	—
Bridge loans	250,000	330,000
Premium financing	22,638	—
Derivative liabilities	1,010,694	127,000
Total current liabilities	7,267,359	3,235,428
Deferred revenue, net	95,535	95,535
Total liabilities	7,362,894	3,330,963

Commitments and contingencies

Stockholders’ deficit:
Preferred Stock, $0.01 par value; 40,000,000 shares authorized:
Convertible Series
C - 10,000 shares authorized;1,000 issued and outstanding	10	10
D - 3,600,000 shares authorized;1,000,000 issued and outstanding	10,000	10,000
E - 1,748,613 shares authorized; issued and outstanding	17,486	17,486
F - 6,000,000 shares authorized; 5,276,180 issued and outstanding	52,762	52,762
Common stock, $0.01 par value; 150,000,000 shares authorized; issued and outstanding 11,635,915 and 11,124,496 shares, respectively
Common stock, $0.01 par value; 150,000,000 shares authorized; issued and outstanding 11,635,915 and 11,124,496 shares, respectively	116,358	111,243
Additional paid-in capital	148,414,835	147,412,559
Accumulated deficit	(154,897,838)	(150,129,933)
Total stockholders’ deficit	(6,286,387)	(2,525,873)
Total liabilities and stockholders’ deficit	$1,076,507	$805,090

See accompanying notes to the condensed consolidated financial statements.

ECHO THERAPEUTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2016	2015	2016	2015

Licensing revenue	$—	$—	$—	$—
Total revenues	—	—	—	—

Operating expenses:
Research and development	588,551	558,995	1,943,287	2,027,896
Selling, general and administrative	1,198,328	820,662	2,927,716	3,815,746
Impairment charge	—	—	—	9,625,000
Loss (gain) on disposal of property and equipment	—	39,382	(4,000)	278,816
Depreciation and amortization	26,925	39,171	85,090	487,491
Total operating expenses	1,813,804	1,458,210	4,952,093	16,234,949

Loss from operations	(1,813,804)	(1,458,210)	(4,952,093)	(16,234,949)

Other income (expense):
Gain (loss) on revaluation of derivative liabilities	3,675,826	(54,000)	4,437,776	(61,845)
Financing loss	—	(263,000)	—	(4,620,000)
Loss on early extinguishment of bridge loans	—	—	(2,143,960)	—
Amortization of debt discount	(934,794)	—	(1,830,012)	—
Interest expense	(133,057)	(212)	(279,616)	(4,938)
Other income (expense), net	2,607,975	(317,212)	184,188	(4,686,783)
Net income (loss)	$794,171	$(1,775,422)	$(4,767,905)	$(20,921,732)
Deemed dividend on beneficial conversion feature of preferred stock	—	—	(6,460,818)	—
Net income (loss) applicable to common shareholders	$794,171	$(1,775,422)	$(11,228,723)	$(20,921,732)

Net loss per common share, basic	$0.07	$(0.16)	$(0.98)	$(1.86)
Net loss per common share, diluted	$(0.11)	$(0.16)	$(0.98)	$(1.86)

Basic weighted average common shares outstanding	11,603,868	11,127,475	11,418,653	11,266,571
Diluted weighted average common shares outstanding	17,261,692	11,127,475	11,418,653	11,266,571

See accompanying notes to the condensed consolidated financial statements.

 ECHO THERAPEUTICS, INC.
 CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT
 FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2016 (Unaudited)

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balance at December 31, 2015	8,025,793	$80,258	11,124,496	$111,243	$147,412,559	$(150,129,933)	$(2,525,873)
Share-based compensation, net of restricted stock cancellations	—	—	275,695	2,757	700,106	—	702,863
Exercise of stock options	—	—	2,246	23	(23)	—	—
Settlement of account payable	—	—	57,121	571	93,079	—	93,650
Payment of interest	—	—	101,357	1,014	130,614	—	131,628
Payment of investor relations	—	—	75,000	750	78,500	—	79,250
Net loss	—	—	—	—	—	(4,767,905)	(4,767,905)
Balance at September 30, 2016	8,025,793	$80,258	11,635,915	$116,358	$148,414,835	$(154,897,838)	$(6,286,387)

 See accompanying notes to the condensed consolidated financial statements.

 ECHO THERAPEUTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Nine Months Ended September 30,
	2016	2015
Cash Flows From Operating Activities:
Net loss	$(4,767,905)	$(20,921,732)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	85,090	487,491
Amortization of debt discount	1,830,012	—
Share-based compensation, net	702,863	798,250
Loss on early extinguishment of bridge loans	2,143,960	—
(Gain) loss on revaluation of derivative liabilities	(4,437,776)	61,845
Warrant repricing charged to legal expense	—	328,000
(Gain) Loss on disposal of assets	(4,000)	278,816
Impairment charge	—	9,625,000
Financing loss	—	4,620,000
Changes in assets and liabilities:
Prepaid and other	15,318	(4,853)
Accounts payable	(152,154)	395,973
Accrued and other	417,156	(100,836)
Net cash used in operating activities	(4,167,436)	(4,432,046)
Cash Flows from Investing Activities:
Purchase of property and equipment	(6,354)	(55,836)
Decrease in restricted cash	18,869	(183,938)
Capitalization of software development costs	(267,811)	—
Proceeds on disposal of property and equipment	4,000	126,082
Net cash used in investing activities	(251,296)	(113,692)
Cash Flows From Financing Activities:
Proceeds from secured convertible notes, net of related costs	2,512,609	—
Proceeds from bridge loans	2,000,000	—
Proceeds from equity financing	—	3,181,500
Proceeds from premium financing	199,671	272,622
Principal payments from premium financing	(177,033)	(243,420)
Capital contribution	—	59,325
Net cash provided by financing activities	4,535,247	3,270,027
Net increase in cash and cash equivalents	116,515	(1,275,711)
Cash and cash equivalents:
Beginning of period	56,210	1,278,941
End of period	$172,725	$3,230
Supplemental disclosure of cash flow information:
Cash paid during the year:
Interest	$15,709	$5,043
Income taxes	$2,761	$—
Supplemental disclosure of non-cash financing transactions:
Deemed dividend on beneficial conversion feature of convertible preferred stock	$6,460,818	$—
Directors fees payable offset against prepaid insurance	$—	$272,200
Security deposit offset against accounts payable	$—	$9,740
Accrued legal fees settled with stock	$—	$550,000
Accrued interest settled with stock	$131,628	$—
Account payable settled with stock	$172,900	$—
Bridge loans exchanged for secured convertible notes	$2,080,000	$—
Derivatives offset against secured convertible notes	$5,321,470	$—
Conversion of convertible preferred stock into common stock at par value	$—	$15,000
Subscriptions receivable for Series F Preferred Stock	$—	$300,000

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

The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Sontra Medical, Inc., a Delaware corporation. All significant intercompany balances and transactions have been eliminated in consolidation. These financial statements have been prepared in conformity with generally accepted accounting principles (“GAAP”) in the United States consistent with those applied in, and should be read in conjunction with, the Company’s audited consolidated financial statements and related footnotes for the year ended December 31, 2015 included in the Company’s Annual Report on Form 10-K as filed with the United States Securities and Exchange Commission (“SEC”) on March 30, 2016. These financial statements reflect all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the Company’s financial position as of September 30, 2016 and its results of operations and cash flows for the interim periods presented and are not necessarily indicative of results for subsequent interim periods or for the full year. These interim financial statements do not include all of the information and footnotes required by GAAP for complete financial statements as allowed by the relevant SEC rules and regulations; however, the Company believes that its disclosures are adequate to ensure that the information presented is not misleading. Certain amounts in prior periods have been reclassified to conform to the current presentation.

(2) LIQUIDITY AND MANAGEMENT’S PLANS

The accompanying financial statements have been prepared on a basis that assumes that the Company will continue as a going concern and that contemplates the continuity of operations, the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As of September 30, 2016, the Company had cash of $172,725, working capital deficit of ($6,865,405) and an accumulated deficit of ($154,897,838). The Company continues to incur recurring losses from operations. The Company’s losses have resulted principally from costs incurred in connection with its research and development activities and from general and administrative costs associated with its operations. The Company also expects to have negative cash flows for the foreseeable future as it funds its operational losses and capital expenditures. This will result in decreases in the Company’s working capital, total assets and stockholders’ equity, which may not be offset by future funding. The Company will need to secure additional capital to fund its product development, research, manufacturing and clinical programs in accordance with its current planned operations. The Company has funded its operations in the past primarily through debt and equity issuances. Management will continue to pursue financing to fund its operations. No assurances can be given that additional capital will be available on terms acceptable to the Company. The accompanying financial statements do not include any adjustments that might result from the outcome of the uncertainty.

(3) PROPERTY AND EQUIPMENT

The principal categories and estimated useful lives of property and equipment were:
	09/30/16	12/31/15	Estimated Useful Lives
Computer equipment	$335,298	$332,764	3
Office and laboratory equipment	603,226	628,726	3-5
Furniture and fixtures	228,099	228,099	7
Manufacturing equipment	65,819	61,998	5
Leasehold improvements	41,968	41,968	3-7
Total property and equipment	1,274,410	1,293,555
Less accumulated depreciation and amortization	1,085,474	1,025,884
Property and equipment, net	$188,936	$267,671

(4) CAPITALIZED SOFTWARE DEVELOPMENT COSTS

Software development costs associated with the planning and designing phase of software development, including coding and testing activities necessary to establish technological feasibility, are expensed as incurred. Once technological feasibility has been determined, a portion of the costs incurred in development, including coding, testing, and quality assurance, are capitalized. $25,170 and $267,811 of costs associated with the application programming of the Company’s smartphone application for its CGM were capitalized in the quarter and nine months ended September 30, 2016, respectively.

(5) FINANCING TRANSACTIONS

On January 29, 2016, the Company entered into a securities purchase agreement (the “Purchase Agreement”) with certain institutional and other accredited investors (the “Investors”) pursuant to which the Company agreed to issue up to $5,148,620 principal amount of 10% senior secured convertible notes of the Company (the “Notes”) and related common stock purchase warrants (the “Warrants”) in two tranches.  The Notes are secured by substantially all of the assets of the Company pursuant to a Security Agreement, dated January 29, 2016 (the “Security Agreement”). The initial closing of $1,787,000 occurred on January 29, 2016.  The second tranche of the financing, or $3,361,620, was subject to the Company obtaining shareholder approval which occurred on April 14, 2016. The Notes and Warrants are subject to customary antidilution provisions. With stockholder approval, the conversion price for the Notes is subject to a reset to eighty percent (80%) of the average of the ten lowest closing prices of the Common Stock less than $1.50 , subject to equitable adjustment, if any, as reported by Bloomberg LP for the principal market on which the Common Stock then trades during the ninety (90) days following the first effective date of a registration statement filed pursuant to the Registration Rights Agreement, but in no event less than $.80, subject to equitable adjustment. For the first closing, bridge notes in the principal amount of $680,000 were surrendered to the Company as payment by certain Investors. This was inclusive of $330,000 of bridge notes outstanding at December 31, 2015 and a $350,000 of promissory notes received at various dates in January 2016 from Beijing Yi Tang Bio Science & Technology, Ltd. (BYT). The Company recorded a loss on early extinguishment of these bridge loans of $415,725, representing the excess value of the consideration consisting of the $680,000 secured convertible note, and a proportional amount of the Warrants totaling $320,761 and the embedded conversion feature of the Notes totaling $94,964, exchanged for certain bridge loans to cancel them. Fees aggregating $368,080 were paid to the placement agent and others. The Notes issued in the first closing are initially convertible into 1,191,333 shares of common stock, par value $.01 per share, of the Company (the “Common Stock”), at $1.50 per share. In connection with the initial closing, the Company issued five-year Class A warrants to purchase 1,274,280 shares of Common Stock, inclusive of Class A warrants to purchase 82,947 share of Common Stock issued to the placement agent, at an exercise price of $1.50 per share, which are not exercisable for six months. These Warrants, whose exercise price is subject to adjustments should the Company consummate a future financing at a price less than $1.50, are considered a derivative. The initial value of these derivative warrants was $901,631 which was determined utilizing a Monte Carlo Binomial Model. The assumptions utilized for these derivative warrants, as well as embedded conversion feature, described hereafter, are disclosed in Note 10. Additionally the Notes contain an embedded conversion feature which adjusts the conversion price should the Company have a price reset during the ninety days after April 29, 2016 (the effective date of the Company’s registration) or consummate a future financing at a price less than $1.50, and is also considered a derivative. A price reset to $0.91 occurred on July 29, 2016 as is further described below. The initial value of the embedded conversion feature within the Notes was $249,559 which was also determined utilizing a Monte Carlo Binomial Model.

On February 4, 2016, the Company issued a promissory note to BYT in the aggregate principal amount of $300,000 in respect of a bridge loan made by such party.  On February 11, 2016, the Company issued a promissory note to Platinum Partners Value Arbitrage Fund L.P. (“PPVA”) in the aggregate principal amount of $100,000 in respect of a bridge loan made by such party.  On March 21, 2016, the Company issued a promissory note to PPVA in the aggregate principal amount of $150,000 in respect of a bridge loan made by such party.  On April 4, 2016, the Company issued a promissory note to PPVA in the aggregate principal amount of $350,000 in respect of a bridge loan made by such party.  On April 18, 2016, the Company issued a promissory note to PPVA in the aggregate principal amount of $450,000 in respect of a bridge loan made by such party. On April 29, 2016, the Company issued a promissory note to BYT in the aggregate principal amount of $50,000 in respect of a bridge loan made by such party. These promissory notes, aggregating $1,400,000, which bore interest at the prime rate (or 3.5%), were exchanged for the May 3, 2016 second tranche financing of the Notes described below.

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

On May 3, 2016, the Company closed the second tranche of the Note financing and issued Notes in an aggregate principal amount of $3,361,620, inclusive of $3,620 of interest due on bridge loans. In exchange for the Notes, the Company received $1,188,000 in gross cash proceeds, a note receivable, payable in 30 days and bearing interest at 12%, of $770,000, from BYT, and $1,400,000 of bridge notes were cancelled. The Company recorded a loss on early extinguishment of these bridge loans of $1,728,235, representing the excess value of the consideration consisting of the $1,400,000 secured convertible note, and a proportional amount of the Warrants totaling $510,348 and the embedded conversion feature of the Notes totaling $1,217,887, exchanged for certain bridge loans to cancel them. The Company incurred placement, legal and other fees aggregating $184,311 which were deducted from the gross cash proceeds. Additionally, the placement agent received Class B warrants, with a 1½ year term, to purchase 37,520 shares of the Company’s Common Stock at $1.50 per share. The Notes are initially convertible into 2,241,075 shares of Common Stock at $1.50 per share. The Company also issued Class B warrants, with a 1½ year term, to purchase 2,241,075 shares of Common Stock at $1.50 per share. The Company may call the Class B Warrants in the event that Company’s Common Stock is trading at 200% above the strike price for 10 consecutive trading days (at $100,000 value traded per day) if the Warrant is saleable into the public markets, provided that the holder will have the option of ten trading days to exercise. These Warrants, whose exercise price is subject to adjustments should the Company do a future financing at a price less than $1.50, are considered a derivative. The initial value of these derivative warrants was $1,245,943 which was determined utilizing a Monte Carlo Binomial Model. The assumptions utilized for these derivative warrants, as well as embedded conversion feature, described hereafter, are disclosed in Note 10. Additionally the Notes contain an embedded conversion feature which adjusts the conversion price should the Company have a price reset during the ninety days after April 29, 2016 (the effective date of the Company’s registration) or consummate a future financing at a price less than $1.50, and is also considered a derivative. A price reset to $0.91 occurred on July 29, 2016 as is further described below. The initial value of the embedded conversion feature within the Notes was $2,924,337 which was also determined utilizing a Monte Carlo Binomial Model.

In connection with the Note closing, the Certificate of Amendment to the Certificate of Designations of the Company’s Series F Convertible Preferred Stock was filed which provides the holders of 5,276,180 shares of the Company’s Series F Convertible Preferred Stock the same reset rights afforded the Note holders. This modification to the Series F provided them with a beneficial conversion feature. As a result of this change, the Company recorded a deemed dividend of $6,460,818.

Effective as of July 29, 2016, notice was given that the Conversion Price of the Notes issued to the note holders pursuant to the Securities Purchase Agreement, dated January 29, 2016 (the “Purchase Agreement”), between Echo Therapeutics, Inc. and the purchasers, had been reset from $1.50 per share to $0.91 per share. Additionally and also effective as of the same date, notice was given that, pursuant to Section 5(c)(v) of the Certification of Designation, Preferences and Rights of the Series F Convertible Preferred Stock of Echo Therapeutics, Inc. (the “Series F Designation”), the Conversion Ratio has been reset from 1:1 to 1:1.65. These resets were based on an amount equal to 80% of the average of the ten lowest closing prices of the Common Stock less than $1.50 per share during the ninety day period immediately following the effectiveness of the Registration Statement, as contemplated by Section 4(b) of the Notes. This price reset resulted in the Series F Convertible Preferred Stockholders receiving the right to 3,429,517 additional common shares upon conversion.

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

The assumptions utilized for the embedded conversion feature valuation, which reflect the initial valuation at January 29th, May 3rd and subsequent valuation at September 30, 2016, were as follows:

Risk-free interest rate %	0.34 – 0.48
Expected dividend yield	—
Expected term - years (contractual term)	0.33 – 0.59
Forfeiture rate	—
Expected volatility %	112
Timing of down-round triggering event	October 2016

Follows is a summary of the Notes and related discounts and the Loss on the early extinguishment of bridge loans:

	Original Value	Loss on Early Extinguishment of Bridge Loans	Secured Convertible Notes, net
Cash and other proceeds received from financing	—	—	$5,148,620
Warrants	$2,147,574	(831,109)	(1,316,465)
Embedded conversion feature in notes	$3,173,896	(1,312,851)	(1,861,045)
Financing costs	—	—	(552,391)
Amortization of debt discount	—	—	1,830,012
Totals, net	$5,321,470	$(2,143,960)	$3,248,731

On September 23, 2016, the Company issued a promissory note to Network Victory Limited (“NVL”) in the aggregate principal amount of $250,000 in respect of a bridge loan made by such party. The promissory note, which bears interest at 18% per annum, may, at NVL’s option, be exchanged for securities issued in a subsequent financing by the Company.

(6) DERIVATIVE LIABILITIES

As a result of having warrants which are outstanding, issued in connection with a 2012 Credit Facility (which was terminated in October 2014), the Company is required to record the changes in the value of these derivative warrants through their expirations in November 2017. Additionally as indicated in Note 5 above, Notes and Warrants issued in connection with the Company’s January and May 2016 secured convertible note financing, included certain price/conversion features, which require them to be accounted for as derivatives.

The table below presents the changes in the derivative liability, which is measured at fair value on a recurring basis and classified as Level 3 in fair value hierarchy:

	09/30/16	12/31/15
Derivative liabilities as of January 1	$127,000	$208,155
Secured convertible note derivatives:
Warrants	2,147,574	—
Embedded conversion feature in Notes	3,173,896	—
Loss (gain) on revaluation	(4,437,776)	(81,155)
Derivative liabilities as of end of period	$1,010,694	$127,000

None of the derivative warrants were exercised in 2016 or 2015 pursuant to cashless exercise provisions.

(7) NET LOSS PER SHARE

For the three months ended September 30, 2016 dilutive EPS includes 5,657,824 incremental shares attributable to the assumed conversion of the January 29, 2016 and May 3, 2016 secured convertible notes and an adjustment of $2,720,727 in net loss for the change in fair value of the related conversion option for such period.  No such incremental shares were noted for the nine month period as the calculation is anti-dilutive.

(8) EQUITY COMPENSATION PLANS

In March 2003, the Company’s shareholders approved its 2003 Stock Option and Incentive Plan (the “2003 Plan”). Pursuant to the 2003 Plan, the Company’s Board of Directors (or its committees and/or executive officers delegated by the Board of Directors) may grant incentive and nonqualified stock options, restricted stock, and other stock-based awards to the Company’s employees, officers, directors, consultants and advisors. As of September 30, 2016, there were 5,000 restricted shares of Common Stock issued and options to purchase an aggregate of 26,500 shares of Common Stock outstanding under the 2003 Plan and no shares are available for future grants due to the 2003 Plan’s expiration.

In May 2008, the Company’s shareholders approved the 2008 Equity Compensation Plan, as amended (the “2008 Plan”). The 2008 Plan provides for grants of incentive stock options to employees and nonqualified stock options and restricted stock to employees, consultants and non-employee directors of the Company. The maximum number of shares available under the 2008 Plan is 10,000,000 shares. As of September 30, 2016, there were 288,866 restricted shares of Common Stock issued and options to purchase 2,403,565 shares of Common Stock outstanding under the 2008 Plan and 7,284,069 shares available for future grants.

The following table shows the remaining shares available for future grants for each plan and outstanding shares:

	Equity Compensation Plans		Not Pursuant
	2003 Plan	2008 Plan	to a Plan
Shares Available For Issuance
Total reserved for stock options and restricted stock	160,000	10,000,000
Net restricted stock issued net of cancellations	(5,000)	(288,866)
Stock options granted	(154,449)	(4,293,693)
Add back options cancelled before exercise	92,349	1,866,628
Less shares no longer available due to Plan expiration	(92,900)	—
Remaining shares available for future grants at September 30, 2016	—	7,284,069

Stock options granted	154,449	4,293,693	310,000
Less: Stock options cancelled	(92,349)	(1,866,628)	(243,333)
Stock options exercised	(35,600)	(23,500)	(66,667)
Net shares outstanding before restricted stock	26,500	2,403,565	—
Net restricted stock issued net of cancellations	5,000	288,866	6,485
Outstanding shares at September 30, 2016	31,500	2,692,431	6,485

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

For options issued and outstanding during the nine month periods ended September 30, 2016 and 2015, the Company recorded additional paid-in capital and non-cash compensation expense of $521,494 and $756,000, respectively, each net of estimated forfeitures.

The assumptions used principally for stock options granted to employees and members of the Company’s Board of Directors in the nine months ended September 30, 2016 and 2015 were as follows:
	2016	2015
Risk-free interest rate %	0.18 – 1.07	1.46 – 1.90
Expected dividend yield	—	—
Expected term - years	.25 – 4	5 – 5.5
Forfeiture rate % (excluding fully vested stock options)	2 – 5	7.5 - 15
Expected volatility %	0.94 – 1.28	0.92 – 0.93

A summary of stock option activity for the nine months ended September 30, 2016 is as follows:
Stock Options	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding options at January 1, 2016	1,667,233	$2.01
Granted	1,222,810	$1.28
Exercised	(10,500)	$1.19
Forfeited or expired	(449,478)	$2.47
Outstanding options at September 30, 2016	2,430,065	$1.56	8.63	$—
Exercisable options at September 30, 2016	1,622,072	$1.59	8.48	$—

The weighted-average grant-date fair value of stock options granted for the nine months period ended September 30, 2016 was $1.28 per share. As of September 30, 2016, there was $435,072 of total unrecognized compensation expense related to non-vested share-based option compensation arrangements. With the exception of the unrecognized share-based compensation related to certain restricted stock grants to officers and employees that contain performance conditions related to FDA approval for the Company’s CGM system or the sale of substantially all of the stock or assets of the Company, unrecognized compensation is expected to be recognized over the next four years.

(10) RESTRICTED STOCK

For restricted stock issued and outstanding during the nine months ended September 30, 2016 and 2015, the Company incurred non-cash compensation expense of $181,369 and $42,000, respectively, each net of estimated forfeitures.

During the nine months ended September 30, 2016, the Company granted 280,000 restricted shares of Common Stock to its officers and Vice President of Operations and Product Development of the Company, in connection with their respective salary deferrals.

A summary of non-vested restricted stock activity for the nine months ended September 30, 2016 is as follows:

Restricted Stock	Shares	Weighted- Average Grant-Date Fair Value
Non-vested shares at January 1, 2016	27,842	$13.06
Granted	280,000	$1.13
Vested	(2,020)	$8.68
Forfeited	(5,471)	$7.67
Non-vested shares at September 30, 2016	300,351	$2.07

Among the 300,351 shares of non-vested restricted stock, the various vesting criteria include the following:

●
14,185 shares of restricted stock vest upon the FDA approval of the Company’s CGM system or the sale of the Company; and
●
6,166 shares of restricted stock vest over 4 years, at each of the anniversary dates of the grants, and
●
130,000 shares of restricted stock vest 18 months from the date of issuance, and
●
150,000 shares of restricted stock vest quarterly after the company receives debt/equity financing of at least $1 million

As of September 30, 2016, there was $438,429 of total unrecognized compensation expense related to non-vested share-based restricted stock arrangements granted pursuant to the Company’s equity compensation plans that vest over time in the foreseeable future. As of September 30, 2016, the Company cannot estimate the timing of completion of performance vesting requirements required by certain of these restricted stock grant arrangements. Compensation expense related to these restricted share grants will be recognized when the Company concludes that achievement of the performance vesting conditions is probable.

(11) WARRANTS

In the nine months ended September 30, 2016, the Company issued warrants to purchase 3,552,875 shares of the Company’s common stock in connection with its Note financing. See Note 5.

A summary of warrant activity for the nine months ended September 30, 2016 is as follows:
Warrants	Shares	Weighted- Average Exercise Price
Outstanding warrants at January 1, 2016	4,530,428	$3.68
Granted	3,552,875	$1.50
Forfeited	—	$—
Outstanding warrants at September 30, 2016	8,083,303	$2.72

At September 30, 2016, the Company had the following outstanding warrants:
Type of Warrant/ Range of Exercise Prices		Expirations	Number Outstanding	Weighted-Average Remaining Contractual Life (years)	Weighted- Average Exercise Price	Number Exercisable
Derivative:
	$1.50	7/29/21	1,274,280	4.83	$1.50	1,274,280
	$1.50	5/3/18	2,278,595	1.59	$1.50	2,278,595
	$7.50	8/31/17 to 11/6/17	700,000	0.97	$7.50	700,000
Equity:
	$2.75 - $3.00	12/10/18 to 10//30/20	3,830,428	3.44	$2.98	3,830,428
Total outstanding			8,083,303			8,083,303

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

(12) LITIGATION & OTHER SIGNIFICANT MATTERS

From time to time, the Company is subject to legal proceedings, claims, investigations, and proceedings in the ordinary course of business. In accordance with generally accepted accounting principles, the Company makes a provision for a liability when it is both probable that a liability has been incurred and the amount of the loss or range of loss can be reasonably estimated. These provisions, if any, are reviewed at least quarterly and adjusted to reflect the impacts of negotiations, settlements, rulings, advice of legal counsel, and other information and events pertaining to a particular case. Litigation is inherently unpredictable. At September 30, 2016, no litigation loss is deemed probable or reasonably estimated.

On September 23, 2016, Scott W. Hollander, President and Chief Executive Officer and a director of the Company, and the Company entered into a separation agreement (the “Separation Agreement”) pursuant to which the parties mutually agreed to Mr. Hollander’s separation from the Company, effective September 23, 2016 (the “Separation Date”). Under the Separation Agreement, Mr. Hollander will receive: (i) severance pay equal to the gross amount of $420,000 (the “Severance Amount”), less applicable federal, state and local withholding and taxes, payable in monthly amounts of $17,500 commencing on October 15, 2016, subject to increase to $25,000 per month if the Company shall consummate a debt or equity financing as described in Section 3(a)(ii) of the Severance Agreement, until the Severance Amount is fully paid; (ii) 150,000 shares of restricted stock previously awarded in March 2016 pursuant to a restricted stock agreement shall vest in quarterly installments of 37,500 shares; (iii) accelerated vesting of all unvested stock options previously awarded to him in December 2014 and March 2016 with three (3) months from the Separation Date to exercise such options; and (iv) reimbursement of COBRA payments for up to eighteen (18) months.

 (13) SUBSEQUENT EVENTS

On October 19, 2016, the Company issued a promissory note to Network Victory Limited in the aggregate principal amount of $125,000 in respect of a bridge loan made by such party. The promissory note, which bears interest at 18% per annum, may, at NVL’s option, be exchanged for securities issued in a subsequent financing by the Company.

On October 28, 2016, the Company issued stock options to its employees and a certain consultant aggregating 131,155 shares to purchase our common stock at $0.45 per share. These options vest in one year.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OFOPERATIONS.

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

Research and Development

We believe that ongoing research and development (“R&D”) efforts are essential to our success. A major portion of our operating expenses to date is related to our research and development activities. R&D expenses generally consist of internal salaries and related costs, and third-party vendor expenses for product design and development. In addition, R&D costs include regulatory consulting, feasibility product testing (internal and external) and conducting nonclinical and clinical studies. R&D expenses were $1,943,287 for the nine months ended September 30, 2016. We intend to maintain our commitment to R&D as an essential component of our product development efforts. Our ability to raise sufficient financing may impact our level of R&D spending and progress towards milestones.

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

Results of Operations

Comparison of the Three and Nine Months ended September 30, 2016 and 2015

Net income (loss) — As a result of the factors described below, we had a net income (loss) of $(4,767,805) and $794,171 for the nine and three months ended 2016, respectively, compared to $(20,921,732) and $(1,775,422) for the nine and three months ended 2015, respectively.

Research and Development Expenses — R&D expenses increased by $29,556, or 5%, to $588,551 for the three months ended 2016 from $558,995 for the same period in 2015. R&D expenses represented 29% and 38% of total operating expenses during the three months ended 2016 and 2015, respectively. The increase in R&D expenses for the quarter was primarily attributable to an increase in rent expense of approximately $86,000, offset by a decline in wages and outside consultant costs of $23,000 as well as a decline in contracted services of $31,000. We incurred some unplanned turnover in our staffing during the quarter exemplary of a better economic climate.

R&D expenses decreased by $84,609, or 4%, to $1,943,287 for the nine months ended 2016 from $2,027,896 for the same period in 2015. R&D expenses represented 38% and 31%, of total operating expenses (excluding the impairment charge in 2015) during the nine months ended 2016 and 2015, respectively. The decrease in R&D expenses for the nine months was primarily attributable to lower facility costs of approximately $79,000.

We relocated our research facilities in July 2015 to less costly and more efficient space. Since we successfully terminated our lease in Franklin, Massachusetts early in 2015 we wrote off a large deferred credit for the difference between the actual rent charge and the straight line amortized amount which we were carrying on our balance sheet. This resulted in a rent credit in the third quarter of 2015 lowering our quarterly 2015 rent expense. R&D expenses for the quarter and nine months 2016 were additionally impacted by $25,170 and $267,811, respectively, of capitalized software development costs, consisting of contracted services, related to a smartphone API used with our CGM.

During the third quarter of 2016, the Research and Development team split its focus between supporting our Chinese partner, Medical Technologies Innovation Asia, Ltd. (MTIA) with respect to our older CGM product, and continuing to develop and test the NextGen CGM system.

In order to improve clinical performance of the older CGM product that MTIA is testing, the R&D team made a number of specific updates to the design of the Exfoliator and the Sensor Module. Extensive clinical testing was done both before the changes were made and afterwards. MTIA is now transferring these changes into their production facilities and will be completing the design verification activities, prior to the initiation of the CFDA clinical trial.

While this focus on improving the older generation product has enabled MTIA to make more forward progress in moving this system forward towards an anticipated approval in China, the effort resulted in a delay in the development our NextGen system. Furthermore, a lack of adequate funding has delayed the critical R&D spending necessary to complete the design. Once funding has been re-established a new set of milestones will be published.

Despite the focus on the older generation and the funding issues, the R&D team continued to make progress in the development and testing of the NextGen system. The team began testing its sensor with a hydrogel that is kept wet until time of use.

Rigorous testing of each component independently and as an integrated system will continue as the Company optimizes its system in preparation for future clinical and regulatory trials. With respect to specific components of the NextGen system, our progress was as follows during this third quarter:

●
Skin Preparation Device: We continued hardware and software testing of the NextGen Exfoliator. In addition, a new design for the abrasive tip has been tested with excellent results. This new self-exfoliator will be lower cost, easier to use and fully integrated with the new sensor and Target Base.

●
Sensor: We continued internal clinical testing of our NextGen sensor module, using a “wet” version of the hydrogel. This new module includes a new sensor element, new hydrogel and a new housing. Echo selected a local partner to help develop a prototype production process for the most complicated parts of the NextGen sensor module.

●
Transmitter & software: We continued to develop new embedded software for use in the reusable transmitter and continued the integration testing of the hardware and software elements. The new software is designed to be compatible with our Android based Application Programming Interface (API) and software application (APP).

●
Application Programming Interface: We completed verification testing of the API that will allow Android programmers to write APPs that use our sensors.

●
CGM APP: We have completed a CGM APP that will be able to display glucose information from either the original Echo technology, or the NextGen sensor.

Selling, General and Administrative Expenses — S,G&A expenses increased by $377,666, or 46%, to $1,198,328 for the three months ended 2016 from $820,662 for the same period in 2015. S,G&A expenses represented 66% and 56% of total operating expenses during the quarter ended 2016 and 2015, respectively. We saw a net increase in salary and other benefits of $363,000 in this quarter which was primarily attributable to severance payable to our chief executive officer of approximately $462,000. This is also inclusive of share-based compensation charges for the accelerated vesting of our former CEO’s 150,000 shares of restricted stock and options to purchase 500,000 shares of our common stock in accordance with the terms of his separation agreement.

S,G&A expenses decreased by $888,030, or 23%, to $2,927,716 for the nine months ended 2016 from $3,815,746 for the same period in 2015. S,G&A expenses represented 59% and 58% of total operating expenses (excluding the impairment charge in 2015) during the nine months ended 2016 and 2015, respectively. The decline for the 2016 quarter was attributable to approximate declines in: legal fees of $804,000, salary and benefits of $130,000, telephone and internet expenses of $73,000, information technology costs of $51,000, insurance expense of $70,000, relocation costs of $35,000, rent of $21,000, and website costs of $10,000. These declines were offset by an approximate increase in investor relations charges of $87,000 as well as increased costs relative to our former chief executive’s separation agreement more fully described above.

In 2015, the Company settled its litigation with the former CEO, Patrick Mooney, and has not had any significant litigation since, causing the decrease in legal fees. In 2015, we settled a long duration contract with an internet vendor that resulted in $40,000 of early termination expenses. In 2015 we relocated both our Philadelphia and Franklin, MA facilities. During 2016 we reduced our overall director and officer coverage from the prior year resulting in lower premium charges. Stock compensation for 2015 included the stock compensation for new board members as well as recently hired executive staff, which was not present in 2016.

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

Loss on disposal of property and equipment — We recorded a gain for the quarter and nine months 2016 of $4,000 on the sale of certain excess fully depreciated equipment. The loss on disposal of $39,382 and $278,816 for the quarter and nine months ended 2015 represented furniture and fixtures that were sold and the write-off of leasehold improvements in our Philadelphia office when we relocated to the Iselin, New Jersey office in January 2015.

Depreciation and amortization expense — Depreciation expense decreased by $12,246 and $402,401 for the quarter and nine months ended 2016, to $26,925 and $85,090 from $39,171 and $487,491 for the same periods in 2015. This decline reflects the write-off of a substantial amount of leasehold improvements due to our relocations of our Massachusetts research facility and Philadelphia corporate office in 2015.

Gain (loss) on revaluation of derivative liabilities — Changes in the fair value of derivative financial instruments are recognized each period as a derivative gain or loss. The primary underlying risk exposure pertaining to the secured convertible notes, consisting of derivative warrants and embedded conversion options, and other derivative warrants, is the change in fair value of the underlying common stock. The gain (loss) on revaluation of the derivative liabilities for the quarter ended 2016 and 2015 was $3,675,826 and $(54,000), respectively, and for the nine months ended 2016 and 2015, $4,437,776 and $(61,845), respectively.

Financing gain (loss) — This is a non-cash charge with two components representing: (i) the excess value given to investors in 2015, who received shares of Series F Stock and warrants to purchase the same number of shares of our common stock, when the closing market price was above the $1.50 purchase price they paid for their shares and warrants. We recorded a non-cash charge of $3,938,000 related to these investors, and (ii) the potential excess future value represented by the 333,333 shares and warrants to purchase the same number of shares for the remaining $500,000 of investment still outstanding under our December 2014 financing, based on our closing market price at June 30, 2015 of $1.70. We recorded a non-cash charge of $419,000 related to these future investments. For the quarter ended 2015 we recorded a loss of $263,000 representing the difference between what we had estimated the value of the derivative transactions would cost the Company at the end of the first quarter and what they actually represented during the third quarter.

Loss on early extinguishment of bridge loans — We recorded a loss on early extinguishment of these bridge loans of $2,143,960 for the nine months ended 2016 representing the aggregate excess consideration of the Notes and warrants exchanged for the bridge loans.

Amortization of debt discount — $934,794 and $1,830,012 for the quarter and nine months ended 2016 represents the amortization of the various components offsetting the Notes issued on January 29, 2016 and May 3, 2016 over the one year respective terms of the Notes. Such amounts consisted of amortization of debt issuance costs, and values related to the derivative warrants and embedded conversion features that were not exchanged, respectively.

Interest Expense — Interest expense increased to $133,057 and $279,616 for the quarter and nine months ended 2016 from $212 and $4,938 for similar periods in 2015, respectively. The increase is primarily related to the 10% interest on the secured convertible notes payable.

Deemed Dividend on Beneficial Conversion Feature of Preferred Stock — In connection with the sale of Secured convertible notes, we agreed to give the holders of Series F Convertible Preferred Stock the same rights as the holders of the Notes, i.e., a reset of their conversion price calculated during the ninety day period post the April 29, 2016 effective registration. This modification to the conversion rights of the Series F shares increased the value of the Series F and caused us to record a deemed dividend of $6,460,818 calculated using a Monte Carlo Valuation Model.

Liquidity and Capital Resources

We have financed our operations since inception primarily through sales of our equity, the issuance of convertible promissory notes, draws from a non-revolving credit facility, unsecured and secured promissory notes, non-refundable payments received under license agreements and cash received in connection with exercises of Common Stock options and warrants. As of September 30, 2016, we had $172,725 of cash and cash equivalents, with no other short-term investments.

Cash Flows for the Nine Months ended September 30, 2016

Net cash used in operating activities was $4,167,436. The use of cash in operating activities was primarily attributable to the net loss of $4,767,905 offset by non-cash expenses of $85,090 for depreciation and amortization, $1,830,012 for amortization of debt discount, $702,863 for share-based compensation expense, a loss on early extinguishment of bridge loans of $2,143,960, a gain on revaluation of $4,437,776 related to derivative credit facility warrants as well as derivative warrants and derivative embedded conversion feature of our secured convertible notes, a gain on the disposal of fixed assets of $4,000, offset decreases in: prepaid and other of $15,318, accounts payable of $152,153 and accrued expenses of approximately $417,156.

Net cash used in investing activities was $251,296. The Company suffered a minor charge to its letter of credit due to the landlord requiring a payment for certain construction related activities prior to its relocation to the Littleton, MA location. The Company capitalized software development costs of $267,811, had proceeds from the sale of assets of $4,000, and the Company purchased property and equipment of $6,354.

Net cash provided by financing activities was $4,535,247. We received $2,512,609 of net proceeds from our secured convertible notes as well as $2,000,000 from bridge loans received in the period subsequent to the closing of the January 29, 2016 financing. We also received $199,671 of insurance premium financing. Principal payments made on the premium financing used were $177,033.

On September 23, 2016, we issued a promissory note to Network Victory Limited (“NVL”) in the aggregate principal amount of $250,000 in respect of a bridge loan made by such party. The promissory note, which bears interest at 18% per annum, may, at NVL’s option, be exchanged for securities issued in a subsequent financing by the Company.

On October 19, 2016, we issued a promissory note to NVL in the aggregate principal amount of $125,000 in respect of a bridge loan made by such party. The promissory note, which bears interest at 18% per annum, may, at NVL’s option, be exchanged for securities issued in a subsequent financing by the Company.

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

As of the end of the period covered by this Quarterly Report on Form 10-Q, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act. Based on that evaluation and the material weaknesses described below, our Chief Financial Officer concluded that our disclosure controls and procedures were not effective as a result of the material weaknesses.

Our Chief Financial Officer concluded that as of September 30, 2016 the following material weaknesses existed:

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

Date: November 16, 2016
ECHO THERAPEUTICS, INC.

By:  /s/ Alan W. Schoenbart
        Alan W. Schoenbart
        Chief Financial Officer
        (Principal Executive Officer)

By:  /s/ Alan W. Schoenbart
        Alan W. Schoenbart
        Chief Financial Officer
        (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
10.1	Promissory Note with Network Victory Limited dated September 23, 2016 is incorporated by reference to Exhibit 10.1 on the Company’s Current Report on Form 8-K filed September 23, 2016.
10.2
Separation Agreement, dated as of September 23, 2016, between Scott W. Hollander and Echo Therapeutics, Inc.2016 is incorporated by reference to Exhibit 10.2 on the Company’s Current Report on Form 8-K filed September 23, 2016.

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
101
The following materials from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016, formatted in XBRL (Extensible Business Reporting Language), (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Cash Flows, and (iv) Notes to Consolidated Financial Statements.